Form 10-Q
period 1999-03-31
COMPUCREDIT CORP
filed 1999-05-28
CIK 1068199

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                       or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to _____.


Commission file number 0-27056


                             COMPUCREDIT CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                             58-2336689
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


TWO RAVINIA DRIVE, SUITE 1750, ATLANTA, GEORGIA      30346
-------------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)

                                    (770) 901-5840
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES                       NO      X
                      -----                       -----

The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of May 26, 1999 was 40,051,392 shares.

                             COMPUCREDIT CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                 March 31, 1999

                                                                                                          Page
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)
                            Condensed Consolidated Balance Sheets............................................1
                            Condensed Consolidated Statements of Operations..................................2
                            Condensed Consolidated Statements of Shareholders' Equity........................3
                            Condensed Consolidated Statements of Cash Flows..................................4
                            Notes to Condensed Consolidated Financial Statements.............................5

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................9

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................19

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.....................................................................20

         Item 2.      Changes in Securities and Use of Proceeds.............................................20

         Item 3.      Defaults Upon Senior Securities.......................................................20

         Item 4.      Submission of Matters to a Vote of Security Holders...................................20

         Item 5.      Other Information.....................................................................20

         Item 6.      Exhibits and Reports on Form 8-K......................................................21

                      Signatures............................................................................22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPUCREDIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                                 MARCH 31,             DECEMBER 31,
                                                                  1999                   1998
                                                               ------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                        $ 18,961               $ 12,256
Retained interests in credit card receivables securitized          76,100                 65,184
Accrued interest and fees                                           2,355                  1,979
                                                                 --------               --------
Net credit card receivables                                        78,455                 67,163
Amounts due from securitization                                     1,818                  3,243
Deferred costs, net                                                 1,187                  1,375
Software, furniture, fixtures and equipment, net                    2,364                  1,736
Prepaid expenses                                                      526                    195
Other assets                                                          805                  1,615
                                                                 --------               --------
Total assets                                                     $104,116               $ 87,583
                                                                 --------               --------
                                                                 --------               --------


LIABILITIES
Amounts due to securitization                                    $  1,133               $ 10,774
Accrued expenses                                                    7,054                  4,745
Deferred revenue                                                    2,535                  2,075
Income tax liability                                               20,002                 15,479
                                                                 --------               --------
Total liabilities                                                  30,724                 33,073


Shareholders' equity
Preferred stock, $100 par value:
Cumulative and nonparticipating; 500,000 shares
     authorized, 200,000 shares issued and outstanding at
     at March 31, 1999 and December 31, 1998                       20,000                 20,000
Common stock, no par value:
45,600,000 shares authorized; 32,384,860 shares issued and
     outstanding at March 31, 1999 and December 31, 1998 (1)          -                      -
Additional paid-in capital                                          9,953                  9,953
Retained earnings                                                  43,439                 24,557
                                                                 --------               --------
Total shareholders' equity                                         73,392                 54,510
                                                                 --------               --------
Total liabilities and shareholders' equity                       $104,116               $ 87,583
                                                                 --------               --------
                                                                 --------               --------

(1) After giving effect to the stock split payable to shareholders of record on April 22, 1999.

SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   1999                   1998
                                                                           -------------------------------------------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
     Interest                                                                     $    246              $     39
     Finance charges, including fees                                                     -                     -
                                                                                  --------              --------
Total interest income                                                                  246                    39

Other operating income:
     Securitization income, net                                                        252                   270
     Income from retained interests in credit card
         receivables securitized                                                    31,059                   907
     Servicing income                                                                2,463                     -
     Other credit card fees                                                          1,910                   567
     Interchange fees                                                                  710                   236
     Ancillary products                                                                326                    14
                                                                                  --------              --------
Total other operating income                                                        36,720                 1,994

Other operating expense:
     Salaries and benefits                                                             585                   167
     Credit card servicing                                                           1,101                   159
     Marketing and solicitation                                                      3,428                   830
     Professional fees                                                                 419                    99
     Data processing                                                                   859                   130
     Net occupancy                                                                     108                    16
     Ancillary product expense                                                         407                     -
     Other                                                                             478                   250
                                                                                  --------              --------
Total other operating expense                                                        7,385                 1,651

Income before income taxes                                                          29,581                   382
Income tax expense                                                                 (10,699)                    -
                                                                                  --------              --------
Net income                                                                        $ 18,882              $    382
                                                                                  --------              --------
                                                                                  --------              --------

Net income (loss) attributable to common shareholders                             $ 18,438              ($    62)
                                                                                  --------              --------
                                                                                  --------              --------
Average number of shares outstanding (1)                                            32,385                31,340
                                                                                  --------              --------
                                                                                  --------              --------
Net income per common share (1)                                                   $   0.57              $   0.00
                                                                                  --------              --------
                                                                                  --------              --------

(1) After giving effect to the stock split payable to shareholders of record on April 22, 1999.

SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                               COMMON STOCK         ADDITIONAL                 RETAINED          TOTAL
                                          ----------------------      PAID-IN     PREFERRRED   EARNINGS      SHAREHOLDERS'
                                          SHARES (1)      AMOUNT      CAPITAL       STOCK      (DEFICIT)        EQUITY
                                          ----------------------    ----------    ----------   ---------     -------------
                                                                       (DOLLARS IN THOUSANDS)
Balance at December 31, 1997              31,340,195       $--       $     --     $   20,000     $     (873)   $   19,127
   Net income                                     --        --             --             --             382          382
                                          ----------       -----     ----------   ----------      -----------  ----------
Balance at March 31, 1998                 31,340,195       $--       $     --     $   20,000      $     (491)  $   19,509
                                          ----------       -----     ----------   ----------      -----------  ----------
                                          ----------       -----     ----------   ----------      -----------  ----------


Balance at December 31, 1998              32,384,860       $--       $    9,953   $   20,000      $   24,557   $   54,510
   Net income                                     --        --              --           --          18,882       18,882
                                          ----------       -----     ----------   ----------      -----------  ----------
Balance at March 31, 1999                 32,384,860       $--       $    9,953   $   20,000      $   43,439   $   73,392
                                          ----------       -----     ----------   ----------      -----------  ----------
                                          ----------       -----     ----------   ----------      -----------  ----------

 (1) After giving effect to the stock split payable to shareholders of record on April 22, 1999.



 SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         1999              1998
                                                                                     -------------------------------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                              $18,882             $382
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation expense                                                                200               70
        Amortization expense                                                                161               43
        Securitization income                                                              (252)            (270)
        Income from retained interests in credit card
           receivables securitized                                                       (3,751)               -

        Changes in assets and liabilities:
           Accrued interest and fees                                                       (376)               33
           Amounts due from securitization                                                1,425               191
           Deferred costs                                                                  (121)             (168)
           Prepaid expenses                                                                (331)              116
           Amounts due to securitization                                                 (9,641)               98
           Accrued expenses                                                               2,309              (189)
           Deferred revenue                                                                 460               173
           Income tax liability                                                           4,523                 -
           Other                                                                            810               (29)
                                                                                        -------             ------
Net cash provided by operating activities                                                14,298               450


INVESTING ACTIVITIES
Net loans originated or purchased                                                       (35,242)           (17,110)
Recoveries of loans previously charged off                                                   69                  -
Net proceeds from securitization of loans                                                14,169             15,820
Proceeds from retained interests in credit card
     receivables securitized                                                             14,239                  -
Purchases of property and equipment                                                        (210)               (43)
Software development costs                                                                 (618)              (196)
                                                                                        -------             ------
Net cash used in investing activities                                                   (7,593)             (1,529)


NET INCREASE (DECREASE) IN CASH                                                          6,705              (1,079)
Cash and cash equivalents at beginning of period                                        12,256               1,678
                                                                                        -------             ------
Cash and cash equivalents at end of period                                              $18,961               $599
                                                                                        -------             ------
                                                                                        -------             ------

SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999


1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, "the Company"). The principal subsidiaries are CompuCredit Funding Corp. and CompuCredit Acquisition Corporation, which were formed for the purpose of effecting the securitization of credit card receivables. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa credit cards under the Company's "Aspire" trademark, and the Company purchases the receivables relating to such accounts.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The notes to the financial statements for the year ended December 31, 1998 contained in the Company's final prospectus dated April 22, 1999 and filed with the Securities and Exchange Commission on April 23, 1999 should be read in conjunction with these condensed consolidated financial statements.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

ASSET SECURITIZATION

The Company has securitized a substantial portion of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the client relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests are included in Retained Interests in Credit Card Receivables Securitized.

Under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), gains are recognized at the time of each sale. These gains are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

The retained interests are subsequently accounted for as trading securities and reported at estimated fair market value with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Certain estimates used in the determination of the gains and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company's control, and, as a result, such estimates could materially change in the near term.

3. SECURITIZATIONS

The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust. In 1998, the Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of March 31, 1999, the Company receives servicing fees ranging up to 10% per year of the cash collected on receivables or up to 6% per year of the principal receivables securitized. The Company either provides the servicing or contracts with third party service providers.

The table below summarizes the Company's securitization activity:

                                                               FOR THE THREE MONTHS ENDED MARCH
                                                                             31,
                                                                     1999             1998
                                                              -----------------------------------
                                                                        (IN THOUSANDS)
Proceeds from securitizations                                      $28,408            $15,820
Excess cash flows received on retained interests                    18,547              1,063
Pretax securitization income                                           252                270

The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $14.2 million for the three months ended March 31, 1999. The Company did not have purchased receivables for the three months ended March 31, 1998. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

The pretax securitization income recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interests rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off in the next billing cycle after becoming 180 days past due, although earlier charge-offs may occur specifically related to accounts of bankrupt or deceased clients. Bankrupt and deceased clients' accounts are typically charged off within 30 days of verification.

Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value included in income as they are classified as trading securities. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each three-month period are presented below:

                                                                    MARCH 31,
                                                               1999              1998
                                                        -----------------------------------
Payment rate (monthly)                                           5.9%                8.0%
Expected credit loss rate (annualized)                          13.9                 5.5
Residual cash flows discount rate                               21.8                12.0

The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from March 31, 1998 to March 31, 1999 are primarily due to the two portfolio purchases that occurred subsequent to March 31, 1998. Management believes these two portfolios will have lower payment rates and higher credit losses as compared to the receivables that were securitized as of March 31, 1998.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share:

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            1999               1998
                                                                     --------------------------------------
                                                                                (IN THOUSANDS,
                                                                            EXCEPT PER SHARE DATA)
   Numerator:
     Net income                                                           $  18,882               $382
     Preferred stock dividends                                                 (444)              (444)
                                                                          ---------            -------
  Numerator for basic earnings per share - income (loss)
    attributable to common shareholders                                      18,438                (62)
  Denominator:
   Denominator for basic earnings per share  - weighted average
     shares outstanding                                                      32,385             31,340
                                                                          ---------            -------
  Basic earnings per share                                                 $   0.57            $  0.00
                                                                          ---------            -------
                                                                          ---------            -------

There are no differences between diluted and basic earnings per share. The number of weighted average shares outstanding gives effect to the 15.2-for-1 stock split, which occurred at the same time as the closing of the offering as described in Note 5.

5. SUBSEQUENT EVENT

On April 28, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $12.00 per share. In connection with the offering, the Company effected a 15.2-for-1 stock split payable to shareholders of record on April 22, 1999. Concurrently with the closing of the initial public offering, the Company exchanged all of its outstanding preferred stock, including accrued dividends, for 1,916,532 shares of common stock. On May 5, 1999, the Company issued an additional 750,000 shares of common stock at $12.00 per share following the exercise by the underwriters of their over-allotment option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with CompuCredit's condensed consolidated financial statements and the related notes included herein.

GENERAL

         CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its clients for which it earns fees.

         Consumer credit product revenues consist of (i) interest income on outstanding revolving credit card receivables, (ii) credit card fees, including annual membership, cash advance, over-limit, past-due and other credit card fees, and (iii) interchange fees, which are the portion of the merchant fee assessed by Visa and passed on to CompuCredit on the purchase volume on CompuCredit's credit card receivables. Non-interest income includes securitization income, income from retained interests in credit card receivables securitized, servicing income and fee-based product revenues. The expenses relating to consumer credit products are typically the costs of funding CompuCredit's receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing and servicing expenses.

         This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth under the caption "Risk Factors" in the Company's final prospectus dated April 22, 1999 filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, CompuCredit Corporation does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

CREDIT CARD SECURITIZATIONS

         CompuCredit has securitized a substantial portion of its credit card receivables. CompuCredit's securitization transactions involve the sale of its credit card receivables to a separate entity. The entity is either a corporation or a trust that has been created by CompuCredit exclusively to purchase receivables. The entity purchases the receivables from CompuCredit using cash generated from selling interests in the receivables to investors. The investors in CompuCredit's securitization transactions are commercial paper conduits administered by major banking institutions. A commercial paper conduit is a company that issues short-term debt securities backed by financial assets such as credit card receivables.

         CompuCredit has entered into agreements with investors which specify the conditions and price of each sale including the total amount of receivables the investor is committing to purchase from CompuCredit. The agreements include terms and conditions that are similar to those included in bank loan agreements and define CompuCredit's duties to service the securitized receivables. CompuCredit is required by the agreements to remit collections on the receivables to the investors in the securitizations. The agreements also include representations and warranties regarding the receivables and financial performance measures that must be met in order for CompuCredit to continue to securitize receivables and in order for CompuCredit to receive any additional cash from the collections of the receivables.

         After an initial purchase by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables generated by CompuCredit. This is referred to as a revolving period. At the end of the revolving period, the investment of collections in new receivables ends and collections are instead used to repay the investors. The period during which investors are being repaid is referred to as an amortization period. The amortization period may begin at a specific point in time determined under the agreements or it may be caused by specified events including deterioration in the quality of the receivables purchased or a material adverse change in the financial condition of CompuCredit. A breach of a representation or warranty made by CompuCredit could also cause an amortization period to begin.

         The securitized receivables incur losses to the extent cardholders do not repay their credit card balances when due. The investors in the securitizations require CompuCredit to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. The amount of the credit support is negotiated by CompuCredit with each investor and is based on historical delinquency and loss experience on the receivables. The credit support is usually in the form of overcollateralization, which means that CompuCredit sells the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest owned by CompuCredit. The investors in the securitized receivables have no recourse against CompuCredit for its cardholders' failure to pay their credit card loans; however, most of CompuCredit's retained interests are subordinated to the investors' interests until the investors have been fully repaid. This means that CompuCredit's retained interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

         CompuCredit will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest rates, fees and other charges paid on the receivables, and their delinquency and loss rates.

         In each securitization, CompuCredit receives cash, retains an interest in the receivables that are securitized, and has rights to receive cash in the future as the securitized receivables are collected. The future cash flows are commonly referred to as interest-only strips. Although CompuCredit continues to service the underlying credit card receivables and maintains the client relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Amounts Due from Securitization on CompuCredit's balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to the Company in the next 30 days.

         CompuCredit has adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for all of its securitization transactions. Under Statement No. 125, gains are recognized at the time of each sale. These gains are based on the estimated fair value of the retained interests, which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. The expected cash flows are based on estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

         Retained Interests in Credit Card Receivables Securitized on CompuCredit's balance sheet are calculated in accordance with the provisions of Statement No. 125. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Estimates used in the determination of the gains and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company's control, and, as a result, these estimates could materially change.

         The securitization transactions do not affect the relationship CompuCredit has with its clients, and CompuCredit continues to service the credit card receivables. CompuCredit receives servicing fees ranging up to 10% per year of the cash collected or up to 6% per year of the securitized principal receivables. CompuCredit either provides the servicing or contracts with third party service providers.

         The table below summarizes CompuCredit's securitization activity.

                                                                                      FOR THE THREE MONTHS
                                                                                              ENDED
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                         1999         1998
                                                                                         ----         ----
                                                                                         (IN THOUSANDS)
Proceeds from securitizations....................................................       $28,408       $15,820
Excess cash flows received on retained interests.................................        18,547         1,063
Pretax securitization income.....................................................           252           270

          Finance charges and past due fees collected in excess of servicing fees and periodic interest payments are available to absorb the investors' share of credit losses. Investors bear the risk of credit losses on the underlying receivables to the extent that credit losses, servicing fees and periodic interest payments required by the investors exceed finance charges and past due fees earned on the receivables and CompuCredit's retained interests in the receivables pool. Investors in CompuCredit's securitization programs are generally entitled to receive principal payments either through monthly payments during an amortization period or in one lump sum from the proceeds of issuances of additional certificates or participation interests in the receivables pool.

         As additional credit support on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $14.2 million for the three months ended March 31, 1999. CompuCredit did not have purchased receivables for the three months ended March 31, 1998. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to CompuCredit.
In each securitization transaction, CompuCredit retains the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

MANAGED LOAN PORTFOLIO

         CompuCredit analyzes its financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on CompuCredit's balance sheet because the performance of its securitized receivables will affect the future cash flows CompuCredit actually receives on the receivables.

         The table set forth below indicates CompuCredit's net interest margin on a managed loan basis. The table also indicates the ending and average managed loans and the number of managed accounts. Interest income for CompuCredit on a managed loan basis includes all net interest and late fee income on all outstanding loans less all costs associated with securitizations, including the interest expense paid to the investors.

         During 1998, CompuCredit purchased two portfolios of credit card receivables with outstanding receivables balances at the time of purchase of $579.7 million. The presented managed loan data excludes certain of these receivables and the related accounts which at the time of purchase were closed accounts in a certain delinquency status. Management believes that these accounts were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. As a result, management believes that CompuCredit would have had very little opportunity to influence the delinquency or default rates of these accounts prior to charge-off. CompuCredit therefore excluded these accounts, the receivables and any activity in the accounts since the date of purchase from any managed loan data presented. At the time of the purchases, there were approximately 52,000 such accounts, representing 25.9% of the accounts purchased and $137.2 million of the $579.7 million outstanding receivables purchased.

         The portfolios acquired during 1998 were purchased at substantial discounts. A portion of the discount at the time of purchase related to the credit quality of the remaining loans in the portfolio and reflects the difference between the purchased face amount of the receivables and the future cash collections management expects to receive with respect to the purchased face amount. The substantial discount received by CompuCredit on the purchased portfolio exceeds the discount CompuCredit has ascribed to the credit quality of the purchased receivables. CompuCredit is reporting this excess discount as additional interest income over the life of the portfolio for managed loan reporting and is amortizing it into interest income using the interest method.

                                                                  AT OR FOR THE QUARTER ENDED
                                                                  ---------------------------
                                                DECEMBER 31, MARCH 31,  JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31,
                                                    1997        1998      1998       1998          1998        1999
                                                    ----        ----      ----       ----          ----        ----
                                                              (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
Period-end total managed loans............         $27,899      $44,089   $397,500    $406,297   $503,985   $487,747
Period-end total managed accounts.........              45           51        202         249        343        382
Total average managed loan portfolio......         $20,983      $37,886   $337,161    $402,751   $449,028   $500,419
Net interest margin on managed loans,
  annualized..............................            17.7%        13.9%      22.7%       19.3%      18.9%      19.8%

          CompuCredit's net interest margins are influenced by a number of factors, including the timing and size of portfolio purchases and the level of CompuCredit's charge-offs. Purchased portfolios typically have lower interest rates and late fees until CompuCredit converts the accounts to Aspire Visa accounts. When it converts accounts to Aspire Visa accounts, CompuCredit reprices the accounts to interest rates and fees that are similar to those on accounts CompuCredit has originated through its solicitation process. CompuCredit typically converts the accounts within six months of purchase. Fluctuations in CompuCredit's charge-off ratios also affect CompuCredit's net interest margins. At charge-off, the interest and late fees on an account are deducted from interest income in the current period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

         Net income for the three months ended March 31, 1999 was $18.9 million, or $0.57 per share, an increase of $18.5 million over net income of $382,000 for the three months ended March 31, 1998. The increase in net income was the result of increases in income from retained interests in credit card receivables securitized of $30.2 million and other operating income of $4.6 million. On February 10, 1999, third party investors purchased the outstanding undivided interest in one of CompuCredit's securitization structures for cash. The price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. The excess totaled $30.1 million, of which $5.0 million was deposited into a reserve account to serve as a credit enhancement that was required by the new investors. The remaining $25.1 million was remitted to CompuCredit's wholly owned subsidiary created in connection with the securitization.

         Additionally, the changes in operating results were largely attributable to the growth in managed loans from $44.1 million at March 31, 1998 to $487.7 million at March 31, 1999. The increase in managed loans was the result of portfolio purchases completed in 1998, as well as direct mail and telemarketing campaigns. The increases in income were partially offset by increases in other operating expenses of $5.7 million and income tax expense of $10.7 million.

         Other operating income increased $4.6 million from $817,000 for the three months ended March 31, 1998 to $5.4 million for the three months ended March 31, 1999, primarily due to a $2.5 million increase in servicing income and a $1.3 million increase in CompuCredit's other credit card fees. CompuCredit receives servicing fees ranging up to 10% per year of the cash collected or 6.0% per year of the securitized principal receivables and other credit card fees, including annual membership, over-limit and cash advance fees.

         Other operating expenses increased to $7.4 million for the three months ended March 31, 1999, from $1.7 million for the three months ended March 31, 1998. This increase primarily reflects the increase in the cost of operations associated with the growth in CompuCredit's business, including $2.6 million of additional marketing and solicitation expenses and $942,000 of additional credit card servicing costs incurred during the first quarter of 1999. Using proceeds from its recently completed initial public offering, CompuCredit expects to increase its marketing expenditures for the quarter ended June 30, 1999 to between $8 million and $12 million to continue its investment in account acquisition.

NET INTEREST INCOME

         Net interest income consists of interest income earned on cash and cash equivalents less interest expense on borrowings. Interest income totaled $246,000 for the three months ended March 31, 1999 and $39,000 for the three months ended March 31, 1998.

NET SECURITIZATION INCOME

         Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows CompuCredit expects to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "Income from Retained Interests in Credit Card Receivables Securitized" for the fair value of the retained interests. Securitization income is recognized at the time of the initial securitization. Net securitization income for the three months ended March 31, 1999 was $252,000 compared to $270,000 for the three months ended March 31, 1998.

INCOME FROM RETAINED INTERESTS IN CREDIT CARD RECEIVABLES SECURITIZED

         Retained Interests in Credit Card Receivables Securitized are calculated in accordance with the provisions of Statement No. 125. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." CompuCredit receives cash flows relating to these retained interests equal to the finance charges and past due fees in excess of the sum of the return paid to investors, estimated contractual servicing fees, credit losses and required amortization payments to investors. This cash flow received on CompuCredit's retained interests and changes in the fair value of the retained interests is recorded as Income from Retained Interests in Credit Card Receivables Securitized in accordance with Statement No. 115. Since quoted market prices are generally not available, the fair value is based on the estimated present value of future cash flows using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The weighted average key assumptions used to estimate the fair value of CompuCredit's retained interests as of the end of each three month period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of the retained interests as well as the realization of expected future cash flows:

                                                                                              AT MARCH 31,
                                                                                              ------------
                                                                                             1999     1998
                                                                                             ----     ----
Payment rate (monthly)..................................................................       5.9%     8.0%
Expected credit loss rate (annualized)..................................................      13.9      5.5
Residual cash flows discount rate.......................................................      21.8     12.0

         The changes in the weighted average assumptions from March 31, 1998 to March 31, 1999 are primarily due to the two portfolio purchases that occurred subsequent to March 31, 1998. Management believes these two portfolios will have lower payment rates and higher credit losses as compared to the receivables that were securitized as of March 31, 1998. Management also uses higher discount rates for the expected cash flows associated with the purchased portfolios. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on CompuCredit's credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

         Other operating income consists of the following for the periods indicated:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                                      1999        1998
                                                                                      ----        ----
                                                                                    (DOLLARS IN THOUSANDS)
Servicing income................................................................      $2,463      $  -
Other credit card fees..........................................................       1,910        567
Interchange fees................................................................         710        236
Ancillary products..............................................................         326         14
                                                                                       -----      -----
  Total other operating income..................................................      $5,409      $ 817
                                                                                       -----      -----
                                                                                       -----      -----


         The significant increase in other operating income to $5.4 million for the three months ended March 31, 1999 relates to the growth in CompuCredit's managed loan portfolio since March 31, 1998. CompuCredit's managed loans grew from $44.1 million at March 31, 1998 to $487.7 million at March 31, 1999. CompuCredit services the credit card receivables that have been securitized and recognizes servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to CompuCredit on the purchase volume on CompuCredit's credit card receivables. Ancillary product revenues are associated with the products and services that CompuCredit markets to its clients.

OTHER OPERATING EXPENSE

         Other operating expense consists of the following for the periods indicated:

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH  31,
                                                                                         ----------
                                                                                      1999        1998
                                                                                      ----        ----
                                                                                    (DOLLARS IN THOUSANDS)
Salaries and benefits...........................................................          $585        $167
Credit card servicing...........................................................         1,101         159
Marketing and solicitation......................................................         3,428         830
Professional fees...............................................................           419          99
Data processing.................................................................           859         130
Net occupancy...................................................................           108          16
Ancillary product expense.......................................................           407           -
Other...........................................................................           478         250
                                                                                         -----       -----
  Total other operating expense.................................................        $7,385      $1,651
                                                                                         -----       -----
                                                                                         -----       -----

         Other operating expense for the three months ended March 31, 1999 increased to $7.4 million from $1.7 million for the three months ended March 31, 1998 due primarily to increases in marketing and solicitation, credit card servicing and data processing expenses. The increases in operating expenses are due to the increase in the cost of operations associated with the growth in CompuCredit's business. Ancillary product expenses relate to CompuCredit's debt waiver products and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

         CompuCredit's provision for income taxes includes both federal and state income taxes. Tax expense for the three months ended March 31, 1999 was $10.7 million. CompuCredit's effective tax rate was 36.2% for the three months ended March 31, 1999. There was no income tax provision for the three months ended March 31, 1998.

ASSET QUALITY

         CompuCredit's delinquency and net loan charge-off rates at any point in time reflect the credit risk of receivables, the average age of CompuCredit's credit card accounts, the timing of portfolio purchases, the success of CompuCredit's collection and recovery efforts and general economic conditions. The average age of CompuCredit's credit card account portfolio affects the stability of delinquency and loss rates of the portfolio.

         CompuCredit's strategy for managing delinquency and loan losses consists of active account management throughout the client relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts.

 DELINQUENCIES. Delinquencies have the potential to impact net income in the form of net credit losses which impact the value of CompuCredit's retained interests in securitizations. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the client's statement. It is CompuCredit's policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. See "Net Charge-Offs."

         The following table presents the delinquency trends of CompuCredit's credit card receivables portfolio on a managed loan portfolio basis:

                                                         AT THE QUARTER ENDED
                                                         --------------------
                                                         (DOLLARS IN THOUSANDS)
                    DECEMBER 31,      MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,      MARCH 31,
                        1997             1998            1998             1998            1998             1999
                        ----             ----            ----             ----            ----             ----
                             % OF             % OF            % OF            % OF             % OF            % OF
                    AMOUNT  TOTAL   AMOUNT   TOTAL   AMOUNT  TOTAL   AMOUNT   TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                    ------  -----   ------   -----   ------  -----   ------   -----   ------  -----   ------  -----
Loans Delinquent:
   30 to 59 days..     $678    2.4%     $928    2.1% $21,294    5.4% $27,186    6.7%  $27,819    5.5% $19,624    4.0%
   60 to 89 days..      446    1.6       531    1.2   12,824    3.2   17,119    4.2    14,249    2.8   13,227    2.7
   90 or more.....    1,021    3.7     1,135    2.6    4,053    1.0   25,596    6.3    28,964    5.8   26,725    5.5
                      -----    ---     -----    ---    -----    ---   ------    ---    ------    ---   ------    ---
Total 30 or more..   $2,145    7.7%   $2,594    5.9% $38,171    9.6% $69,901   17.2%  $71,032   14.1%  59,576   12.2%
                      -----    ---     -----    ---    -----    ---   ------    ---    ------    ---   ------    ---
                      -----    ---     -----    ---    -----    ---   ------    ---    ------    ---   ------    ---
Total 60 or more..   $1,467    5.3%   $1,666    3.8% $16,877    4.2% $42,715   10.5%  $43,213    8.6% $39,952    8.2%
                      -----    ---     -----    ---    -----    ---   ------    ---    ------    ---   ------    ---
                      -----    ---     -----    ---    -----    ---   ------    ---    ------    ---   ------    ---


         The significant increase in CompuCredit's delinquencies beginning in the quarter ended June 30, 1998 is due in part to the portfolio purchase that occurred during that period. CompuCredit converted the portfolio to Aspire Visa accounts during the third quarter of 1998 and began using its account management strategies on the portfolio at that time. Delinquency rates on the purchased portfolio subsequently improved during the fourth quarter of 1998 and the first quarter of 1999. CompuCredit continues to aggressively manage account activity using behavioral scoring, credit file data and its proprietary risk evaluation models.

         CompuCredit began originating accounts in February 1997. As the average age of CompuCredit's originated portfolio increases, CompuCredit expects delinquency rates to continue to increase, and then stabilize. CompuCredit is using its account management strategies on its originated portfolio, which are intended to reduce delinquency rates as its originated portfolio matures.

         The following table separately reports CompuCredit's loan delinquency trends for its originated portfolio and for its purchased portfolio:

                                                                AT THE QUARTER ENDED
                                                                --------------------
                                      DECEMBER 31, MARCH 31,   JUNE 30,   SEPTEMBER 30, DECEMBER 31,    MARCH 31,
                                          1997       1998        1998         1998          1998          1999
                                          ----       ----        ----         ----          ----          ----
                                                                       % OF TOTAL
                                                                       ----------
ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days...............             2.4%          2.1%     2.7%           3.1%         2.5%           2.4%
  60 to 89 days...............             1.6           1.2      1.9            2.2          1.6            1.7
  90 or more..................             3.7           2.6      3.0            4.2          3.9            3.8
                                         -----           ---     -----           ---         -----          ----

Total 30 or more..............             7.7%          5.9%     7.6%           9.5%         8.0%           7.9%
                                         -----           ---     -----           ---         -----          ----
                                         -----           ---     -----           ---         -----          ----

Total 60 or more..............             5.3%          3.8%     4.9%           6.4%         5.5%           5.5%
                                         -----           ---     -----           ---         -----          ----
                                         -----           ---     -----           ---         -----          ----

PURCHASED PORTFOLIO (1)
Loans Delinquent:
  30 to 59 days...............             --            --        5.9%          7.8%         6.6%          4.8%
  60 to 89 days...............             --            --        3.5           4.8          3.3           3.2
  90 or more..................             --            --        0.6           7.0          6.5           6.3
                                         -----           ---     -----           ---         -----          ----
Total 30 or more..............             --            --       10.0%         19.6%        16.4%          14.3%
                                         -----           ---     -----           ---         -----          ----
                                         -----           ---     -----           ---         -----          ----
Total 60 or more..............                                    4.1%          11.8%         9.8%           9.5%
                                         -----           ---     -----           ---         -----          ----
                                         -----           ---     -----           ---         -----          ----

-----------

(1) Prior to the quarter ended June 30, 1998, CompuCredit did not have a purchased portfolio.

 NET CHARGE-OFFS. Net charge-offs include the principal amount of losses from clients unwilling or unable to pay their loan balance, as well as bankrupt and deceased clients, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. Losses from fraudulent activity in accounts are also excluded from net charge-offs and are included separately in other operating expenses. CompuCredit generally charges off loans during the period in which the loan becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased clients without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the client's bankruptcy or death.

         Approximately $87.5 million of the discount on CompuCredit's portfolio purchases during 1998 related to the credit quality of the remaining loans in the portfolio and reflects the difference between the purchased face amount and the future cash collections management expects to receive with respect to the purchased face amount. For purposes of reporting pro forma charge-off ratios on managed loans below, this discount related to credit quality has been utilized to offset a portion of actual net charge-offs. The following table presents CompuCredit's net charge-offs for the periods indicated on a managed loan portfolio basis:

                                                             FOR THE QUARTER ENDED
                                                             ---------------------
                                    DECEMBER    MARCH 31,    JUNE 30,     SEPTEMBER     DECEMBER    MARCH 31,
                                    31, 1997       1998        1998       30, 1998      31, 1998      1999
                                    --------    --------     -------      ---------     --------    ---------
                                                             (DOLLARS IN THOUSANDS)
TOTAL MANAGED LOAN PORTFOLIO :
Average managed loan portfolio...      $20,983      $37,886    $337,161      $402,751     $449,028  $500,419
Net charge-offs..................          334          928       3,600        11,833       24,075    20,457
Pro forma net charge-offs........          334          928       1,179         3,584        4,883     4,067
Net charge-off ratio (annualized)          6.4%         9.8%        4.3%         11.8%        21.5%     16.4%
Pro forma charge-off ratio
  (annualized)...................          6.4          9.8         1.4           3.6          4.3       3.3

         CompuCredit's charge-off ratios declined during the quarter ended March 31, 1999. As the average delinquency rates of CompuCredit's originated portfolio increase and then stabilize as the portfolio matures, CompuCredit expects charge-off rates to also increase and then stabilize. CompuCredit plans to continue to focus its resources on refining its credit underwriting standards for new accounts and to increase its focus on collection and post charge-off recovery efforts to minimize losses.

CREDIT LOSSES. For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income. In evaluating credit losses, CompuCredit takes into consideration several factors, including (i) historical charge-off and recovery activity by receivables portfolio, (ii) recent and expected delinquency and collection trends by receivables portfolio, (iii) the impact of current economic conditions and recent economic trends on the clients' ability to repay and (iv) the risk characteristics of the portfolios. Substantially all of CompuCredit's credit card receivables have been securitized. As CompuCredit has securitized its receivables it has removed them from its balance sheet and has also relieved any allowance for loan losses on its balance sheet.

INTEREST RATE SENSITIVITY AND MARKET RISK

         Interest rate sensitivity is comprised of basis risk and gap risk. Basis risk is caused by the difference in the interest rate indices used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. CompuCredit's principal market risk is related to changes in interest rates. This affects CompuCredit directly in its lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of CompuCredit's clients.

         CompuCredit attempts to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in its asset and liability structure, including its off-balance sheet assets and liabilities such as securitized receivables. This risk arises from continuous changes in CompuCredit's asset and liability mix, changes in market interest rates, including changes affected by fluctuations in prevailing interest rates, payment trends on CompuCredit's interest-bearing assets and payment requirements on CompuCredit's interest-bearing liabilities, and the general timing of all other cash flows. To manage CompuCredit's direct risk to market interest rates, management actively monitors market interest rates and the interest sensitive components of CompuCredit's managed balance sheet. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flow primarily by matching asset and liability repricings. There can be no assurance that management will be successful in its attempt to manage such risks.

         At March 31, 1999, all of CompuCredit's credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At March 31, 1999, CompuCredit's securitizations had $363.7 million in variable rate, interest-bearing liabilities, payable to its investors. Since both managed interest-bearing assets and liabilities reprice every 30 days, CompuCredit believes that the impact of a change in interest rates would not be material to the financial performance of CompuCredit.

         CompuCredit incurs basis risk because it funds managed assets at a spread over the commercial paper rate while the rates on the underlying assets are indexed to the prime rate. This basis risk results from the potential variability in the spread between the prime rate and the commercial paper rate over time. CompuCredit has not hedged its basis risk due to the cost of hedging this risk versus the benefits from elimination of this risk.

         CompuCredit believes it is not exposed to any material foreign currency exchange rate risk or commodity price risk.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

         CompuCredit's goal is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the characteristics of its assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of CompuCredit's assets and liabilities.

         A significant source of liquidity for CompuCredit has been the securitization of credit card receivables. CompuCredit received proceeds of $28.4 million during the three months ended March 31, 1999 and

$15.8 million during the three months ended March 31, 1998 from sales of its credit card receivables through securitizations. CompuCredit used cash generated from these transactions to fund further credit card receivables growth.

         The maturity terms of CompuCredit's securitizations vary. Once repayment begins, payments from clients on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, CompuCredit's funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of CompuCredit's master trust, a decline in the portfolio's annual yield below a base rate will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of CompuCredit's other securitization programs, such events include an increase in the charge-off rates or a decline in the payment rates in excess of certain agreed upon thresholds. These events would accelerate the need to utilize alternative funding sources. Under each of CompuCredit's securitization structures, an early amortization period has not yet commenced. CompuCredit believes that securitizations will continue to be a reliable source of funding but can give no assurance that securitizations will provide sufficient funding. As of March 31, 1999, CompuCredit had total securitization facilities of $534.6 million and had utilized approximately $363.7 million of such facilities.

         CompuCredit has filed an application for a state bank charter. If CompuCredit receives its bank charter, CompuCredit intends to capitalize its bank subsidiary with $20.0 million in capital contributions and $5.0 million in the form of a deposit.

YEAR 2000

         The year 2000 problem is a result of computer programs using two digit years instead of four digits. As a result, these computer programs do not properly recognize dates in any year that begins with "20" instead of "19" and may malfunction when presented with such dates. The year 2000 problem may effect not only CompuCredit's software systems, but also critical software used by suppliers of goods and services and financial institutions with which CompuCredit does business.

         Although most of CompuCredit's existing information systems are less than two years old and were originally designed for year 2000 compliance, CompuCredit has created a year 2000 project team to identify, address and monitor internal systems and vendor issues related to the year 2000 problem. CompuCredit has tested all internally developed information and operational systems, including hardware, software, non-information technology systems and systems interfaces, for year 2000 compliance. Where necessary, CompuCredit upgraded these systems to a format that CompuCredit believes will assure system and data integrity in the year 2000 and thereafter. During 1998, CompuCredit spent approximately $50,000 to upgrade or replace non-compliant software. Although CompuCredit believes its internal systems are year 2000 compliant, unforeseen problems could arise in the year 2000 which could cause delays and malfunctions which may impact CompuCredit's results of operations.

         In addition, CompuCredit is discussing with outside third party providers of services, systems and networks whether these outside vendors have satisfactorily addressed their year 2000 systems issues. CompuCredit's most critical outside vendors have provided their year 2000 project plans. These vendors have warranted the accuracy and reliability of systems, reports, and data related to the performance of the services provided by them and their affiliates in relation to the year 2000 issue. CompuCredit believes its most critical outside vendor is Total Systems, which provides services to CompuCredit, including card embossing, transaction processing and cycle billing. Due to its critical nature, CompuCredit will participate in the year 2000 testing of its credit card processor, Total Systems, during the first two quarters of 1999. CompuCredit will provide specific test code for Total Systems to incorporate in their year 2000 plan, and CompuCredit will receive and analyze Total Systems' year 2000 test results. Although CompuCredit is taking these and other precautionary measures to assure that it is not vulnerable to the failure by its third party vendors to make necessary system modifications, there can be no assurance that CompuCredit's third party vendors will successfully address all of their year 2000 issues. CompuCredit has contingency plans that include, in the event of vendor or software non-compliance, identification and replacement of critical products or services as appropriate.

         CompuCredit's most likely worst case scenario is that its outside vendors are not year 2000 compliant due to unforeseen or unexpected problems with their systems that their year 2000 testing did not discover and that there are errors or delays in processing or billing the credit card accounts. In this scenario, CompuCredit will have to assess the length of time it may take for its vendors to correct their year 2000 problems. In the event of a significant delay, CompuCredit would begin replacing its vendors.

         CompuCredit believes that it has adequate resources to achieve year 2000 compliance for any of its systems which are found to be non-compliant. CompuCredit's costs associated with the year 2000 issue relate primarily to the management of vendor project plans and participation in testing. CompuCredit anticipates that it will spend approximately $100,000 during 1999 relating to the monitoring and possible replacement of software or vendors providing services to CompuCredit, excluding any costs that might be incurred if its critical vendor, Total Systems, fails to become year 2000 compliant. Since Total Systems services all of CompuCredit's credit card receivables, any year 2000 problem at Total Systems could cause a material disruption in CompuCredit's business. The cost of the disruption to CompuCredit's business cannot be accurately estimated by management at this time. Management believes that the cost of any such disruption would have a material adverse affect on CompuCredit's results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  Not applicable.

         (b) Not applicable.

         (c)  None.

         (d) On April 15, 1999, the Company's Registration Statement on Form S-1 (Reg. No. 333-69879) was declared effective by the Commission, and Post-Effective Amendment No. 1 to such Registration Statement was declared effective by the Commission on April 22, 1999. This Registration Statement related to a firm commitment initial public offering of the Company's Common Stock which commenced on April 22, 1999 and terminated following the sale of all of the securities registered (after giving effect to Post-Effective Amendment No. 1). The Registration Statement initially registered an unspecified number of shares of Common Stock with a proposed maximum aggregate offering price of $160,000,000. In Amendment No. 2 to the Registration Statement, filed February 25, 1999, the Company amended the Registration Statement to specify an offering of 8,125,000 shares (or 9,343,750 shares if the underwriters' over-allotment option were exercised) and an estimated offering price range of $15.00 to $17.00 per share. In Post-Effective Amendment No. 1 to the Registration Statement, filed April 22, 1999, the Company amended the Registration Statement to provide for an offering of 5,000,000 shares (or 5,750,000 shares if the underwriters' over-allotment option is included) and an estimated offering price range of $12.00 to $13.00 per share. The aggregate offering price of the shares sold in the offering (including the exercise of the over-allotment option) was $69,000,000. The managing underwriters of the offering were PaineWebber Incorporated, Bear, Stearns & Co. Inc. and NationsBanc Montgomery Securities LLC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

               EXHIBIT NO.          DESCRIPTION
               -----------          -----------

                  3.1 Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-62327), filed with the Commission on August 27, 1998).

                  3.2 Amended and Restated Bylaws of CompuCredit Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-62327), filed with the Commission on August 27, 1998).

                  27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

      During the quarter ended March 31, 1999 the Company did not file any reports on Form 8-K.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CompuCredit Corporation

May 28, 1999                          By:  /s/ BRETT M. SAMSKY
                                         -------------------------------------
                                          Brett M. Samsky
                                          Chief Financial Officer (duly
                                          authorized  officer and principal
                                          financial officer)

EXHIBIT INDEX

               EXHIBIT NO.          DESCRIPTION
               -----------          -----------

                  3.1 Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-62327), filed with the Commission on August 27, 1998).

                  3.2 Amended and Restated Bylaws of CompuCredit Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-62327), filed with the Commission on August 27, 1998).

                  27       Financial Data Schedule (for SEC use only).