Form 10-Q
period 1999-06-30
COMPUCREDIT CORP
filed 1999-08-11
CIK 1068199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.



                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO            .
                                                        ---------  -----------
Commission file number 0-27056


                             Compucredit Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                          58-2336689
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Ravinia Drive, Suite 500, Atlanta, Georgia                      30346
--------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

                                 (770) 206-6200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES        X              NO
                                     -------             --------

The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of July 31, 1999 was 40,051,392 shares.

                             COMPUCREDIT CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                  June 30, 1999

                                                                                                          Page
PART I.               FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)
                            Condensed Consolidated Balance Sheets............................................1
                            Condensed Consolidated Statements of Income......................................2
                            Condensed Consolidated Statements of Shareholders' Equity........................3
                            Condensed Consolidated Statements of Cash Flows..................................4
                            Notes to Condensed Consolidated Financial Statements.............................5

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................8

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

PART II.              OTHER INFORMATION

         Item 1.      Legal Proceedings.....................................................................20

         Item 2.      Changes in Securities and Use of Proceeds.............................................20

         Item 3.      Defaults Upon Senior Securities.......................................................20

         Item 4.      Submission of Matters to a Vote of Security Holders...................................21

         Item 5.      Other Information.....................................................................21

         Item 6.      Exhibits and Reports on Form 8-K......................................................21

                      Signatures............................................................................22


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     COMPUCREDIT CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                              JUNE 30,             DECEMBER 31,
                                                                                1999                   1998
                                                                        --------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                                            $54,615                $12,256

Retained interests in credit card receivables securitized                            101,677                 65,184
Accrued interest and fees                                                              3,443                  1,979
                                                                        --------------------------------------------
Net credit card receivables                                                          105,120                 67,163

Amounts due from securitization                                                        3,378                  3,243

Deferred costs, net                                                                    1,633                  1,375

Software, furniture, fixtures and equipment, net                                       3,467                  1,736

Prepaid expenses                                                                         920                    195

Other assets                                                                           1,630                  1,615
                                                                        --------------------------------------------
Total assets                                                                        $170,763                $87,583
                                                                        --------------------------------------------
                                                                        --------------------------------------------


LIABILITIES
Amounts due to securitization                                                         $1,020                $10,774
Accrued expenses                                                                       8,412                  4,745
Deferred revenue                                                                       5,447                  2,075
Income tax liability                                                                  18,549                 15,479
                                                                        --------------------------------------------
Total liabilities                                                                     33,428                 33,073

Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 1999; $100 par value, cumulative and non-participating, 500,000 shares authorized, 200,000 issued and
     outstanding at December 31, 1998                                                      -                 20,000

Common stock, no par value:
     60,000,000 shares authorized, 40,051,392 issued and outstanding at June 30,
     1999; 45,600,000 shares authorized, 32,384,860 issued and outstanding at
     December 31, 1998 (1)                                                                 -                      -

Additional paid-in capital                                                            92,795                  9,953

Retained earnings                                                                     44,540                 24,557
                                                                        --------------------------------------------
Total shareholders' equity                                                           137,335                 54,510
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Total liabilities and shareholders' equity                                          $170,763                $87,583
                                                                        --------------------------------------------
                                                                        --------------------------------------------

(1) After giving effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                               COMPUCREDIT CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                            1999              1998               1999               1998
                                                      -----------------------------------   -----------------------------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                                   $679               $64               $925               $103

Interest expense:
   Short-term borrowings                                             -               506                  -                506
                                                      -----------------------------------   -----------------------------------
Total interest expense                                               -               506                  -                506

Net interest income (expense)                                      679             (442)                925              (403)

Other operating income:
     Securitization income, net                                  1,737             5,868              1,989              6,138
     Income from retained interests in credit card
         receivables securitized                                 5,113            13,696             36,172             14,603
     Servicing income                                            1,857             4,860              4,320              4,860

     Other credit card fees                                      3,421               843              5,331              1,410
     Interchange fees                                            1,341               353              2,051                589
     Ancillary products                                          1,154               170              1,480                184
                                                      -----------------------------------   -----------------------------------
Total other operating income                                    14,623            25,790             51,343             27,784

Other operating expense:
     Salaries and benefits                                         719               221              1,304                388
     Credit card servicing                                       1,310               643              2,411                802
     Marketing and solicitation                                  9,490             1,049             12,918              1,879
     Professional fees                                             702               303              1,121                402
     Data processing                                               241               480              1,100                610
     Net occupancy                                                 178                27                286                 43
     Ancillary product expense                                     405               101                812                101
     Other                                                         509               164                987                414
                                                      -----------------------------------   -----------------------------------
Total other operating expense                                   13,554             2,988             20,939              4,639

Income before income taxes                                       1,748            22,360             31,329             22,742
Income tax expense
                                                                 (647)           (8,507)           (11,346)            (8,507)
                                                      -----------------------------------   -----------------------------------
Net income                                                      $1,101           $13,853            $19,983            $14,235
                                                      -----------------------------------   -----------------------------------
                                                      -----------------------------------   -----------------------------------

Net income attributable to common shareholders                    $963           $13,404            $19,401            $13,342
                                                      -----------------------------------   -----------------------------------
                                                      -----------------------------------   -----------------------------------
Net income per common share - basic and diluted (1)              $0.03             $0.43              $0.55              $0.43
                                                      -----------------------------------   -----------------------------------
                                                      -----------------------------------   -----------------------------------

(1) After giving effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998



                                    COMMON STOCK         ADDITIONAL                      RETAINED         TOTAL
                               -----------------------    PAID-IN        PREFERRED       EARNINGS     SHAREHOLDERS'
                                SHARES (1)    AMOUNT      CAPITAL          STOCK        (DEFICIT)         EQUITY
                               --------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
 Balance at December 31, 1997    31,340,195       $ -             $ -        $20,000           $(873)        $19,127
    Net income                            -         -               -              -          14,235          14,235
                               -------------------------------------------------------------------------------------
 Balance at June 30, 1998        31,340,195       $ -             $ -        $20,000         $13,362         $33,362
                               -------------------------------------------------------------------------------------


 Balance at December 31, 1998    32,384,860       $ -          $9,953        $20,000         $24,557        $ 54,510
    Conversion of preferred
     stock                        1,916,532         -          20,000        (20,000)              -               -
    Issuance of common stock      5,750,000         -          62,842              -               -          62,842
    Net income                            -         -               -              -          19,983          19,983
                               -------------------------------------------------------------------------------------
 Balance at June 30, 1999        40,051,392       $ -         $92,795             $-         $44,540        $137,335
                               -------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------

 (1) After giving effect to the 15.2-for-1 stock split effective April 28, 1999.

 SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             1999             1998
                                                                        --------------------------------
                                                                        --------------------------------
                                                                            (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                     $19,983          $14,235
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation expense                                                       489              166
        Amortization expense                                                       445              327
        Securitization income                                                  (1,989)          (6,138)
        Income from retained interests in credit card
           receivables securitized                                             (5,636)         (21,327)
        Changes in assets and liabilities:
           Accrued interest and fees                                           (1,464)            (324)
           Amounts due from securitization                                       (135)            (974)
           Deferred costs                                                        (999)            (137)
           Prepaid expenses                                                      (725)             (75)
           Amounts due to securitization                                       (9,754)            5,470
           Accrued expenses                                                      3,667              410
           Deferred revenue                                                      3,372            1,263
           Income tax liability                                                  3,070            8,507
           Other                                                                  (15)               53
                                                                        --------------------------------
                                                                        --------------------------------
Net cash provided by operating activities                                       10,309            1,456

INVESTING ACTIVITIES
Net loans originated or purchased                                            (118,817)        (270,009)
Recoveries of loans previously charged off                                         148               20
Net proceeds from securitization of loans                                       63,151          255,746
Proceeds from retained interests in credit card
     receivables securitized                                                    26,946            6,622
Purchases of and development of software, furniture,
     fixtures and equipment                                                    (2,220)            (685)
                                                                        --------------------------------
                                                                        --------------------------------
Net cash used in investing activities                                         (30,792)          (8,306)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                     62,842                -
Proceeds from short-term borrowings                                                 -           13,000
Payment of short-term borrowings                                                    -          (5,500)
                                                                        --------------------------------
                                                                        --------------------------------
Net cash provided by financing activities                                      62,842            7,500

NET INCREASE IN CASH                                                            42,359              650
Cash and cash equivalents at beginning of period                                12,256            1,678
                                                                        --------------------------------
Cash and cash equivalents at end of period                                     $54,615           $2,328
                                                                        --------------------------------
                                                                        --------------------------------

SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999


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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The notes to the financial statements for the year ended December 31, 1998 contained in the Company's final prospectus dated April 22, 1999 and filed with the Securities and Exchange Commission on April 23, 1999 should be read in conjunction with these condensed consolidated financial statements.

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

3. SECURITIZATIONS

The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust. In 1998, the Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of June 30, 1999, the Company receives servicing fees ranging up to 10% per year of the cash collected on receivables or up to 6% per year of the principal receivables securitized. The Company either provides the servicing or contracts with third party service providers.

The table below summarizes the Company's securitization activity:

                                                    FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                        1999           1998           1999             1998
                                                 -----------------------------------------------------------------
                                                                          (In thousands)
Proceeds from securitizations                         $61,689          $246,548       $90,097       $262,368
Excess cash flows received on retained interests       18,297             7,697        36,844          8,760
Pretax securitization income                            1,737             5,868         1,989          6,138

The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $26.9 million and $6.6 million for the six months ended June 30, 1999 and 1998, respectively. The increase in 1999 is due to the timing of the Company's purchases of receivables. The Company purchased its first portfolio of receivables during the three months ended June 30, 1998. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value included in income as they are classified as trading securities. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each six-month period are presented below:

                                                        JUNE 30,
                                                  1999              1998
                                             ---------------------------------
Payment rate (monthly)                              6.3%                4.7%
Expected credit loss rate (annualized)             12.4                15.5
Residual cash flows discount rate                  20.9                30.0

The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from June 30, 1998 to June 30, 1999 are primarily due to actual results and improved assumptions based on the historical performance of the Company's purchased portfolios.

4. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                               1999               1998            1999             1998
                                                         --------------------------------------------------------------------
Numerator:
          Net income                                                $1,101           $13,853         $19,983         $14,235
          Preferred stock dividends                                   (138)             (449)           (582)           (893)
                                                         --------------------------------------------------------------------
          Income attributable to common shareholders                   963            13,404          19,401          13,342
Denominator:
       Denominator for basic earnings per share -
          Weighted-average shares outstanding                       37,719            31,340          35,067          31,340

          Effect of dilutive stock options                              49                 -              24               -
       Denominator for diluted earnings per share -
          Adjusted weighted-average shares                          37,768            31,340          35,091          31,340
                                                         --------------------------------------------------------------------
Basic earnings per share                                             $0.03             $0.43           $0.55           $0.43
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------
Diluted earnings per share                                           $0.03             $0.43           $0.55           $0.43
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------

There are no differences between diluted and basic earnings per share. The number of weighted average shares outstanding gives effect to the 15.2-for-1 stock split effective April 28, 1999 which occurred in connection with the Company's initial public offering. On April 28, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $12.00 per share. On May 5, 1999, the Company issued an additional

750,000 shares of common stock at $12.00 per share following the exercise by the Underwriters of their over-allotment option granted in connection with the Company's initial public offering.


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

         In June 1999, CompuCredit established a marketing presence on the internet through a marketing agreement with The Lending Tree, Inc., an on-line loan marketplace. Additionally, in July 1999, CompuCredit, through its wholly-owned subsidiary AspireCard.com, Inc., launched its website www.AspireCard.com. Applications received via the internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to CompuCredit's direct mail and telemarketing campaigns.

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

         The securitized receivables incur losses to the extent cardholders do not repay their credit card balances when due. The investors in the securitizations require CompuCredit to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. The amount of the credit support is negotiated by CompuCredit with each investor and is based on historical delinquency and loss experience on the receivables. The credit support is usually in the form of over collateralization, which means that CompuCredit sells the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest owned by CompuCredit. The investors in the securitized receivables have no recourse against CompuCredit for its cardholders' failure to pay their credit card loans; however, most of CompuCredit's retained interests are subordinated to the investors' interests until the investors have been fully repaid. This means that CompuCredit's retained interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

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

         The table below summarizes CompuCredit's securitization activity.

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                            1999            1998          1999           1998
                                                            ----            ----          ----           ----
                                                                             (IN THOUSANDS)
Proceeds from securitizations.....................         $61,689         $246,548        $90,097      $262,368
Excess cash flows received on retained interests..          18,297            7,697         36,844         8,760
Pretax securitization income......................           1,737            5,868          1,989         6,138

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

         As additional credit support on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $26.9 million for the six months ended June 30, 1999 and $6.6 million for the six months ended June 30, 1998. The increase in 1999 is due to the timing of CompuCredit's purchases of receivables. CompuCredit purchased its first portfolio of receivables during the three months ended June 30, 1998. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to CompuCredit. In each securitization transaction, CompuCredit retains the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

MANAGED LOAN PORTFOLIO

         CompuCredit analyzes its financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on CompuCredit's balance sheet, because the performance of its securitized receivables will affect the future cash flows CompuCredit actually receives on the receivables.

         The table set forth below indicates CompuCredit's net interest margin on a managed loan basis. The table also indicates the ending and average managed loans and the number of managed accounts. During the three months ended June 30, 1999, CompuCredit added 277,000 new accounts, resulting in 59% growth in the number of managed loan accounts since March 31, 1999. Interest income for CompuCredit on a managed loan basis includes all net interest and late fee income on all outstanding loans less all costs associated with securitizations, including the interest expense paid to the investors.

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

                                                                   AT OR FOR THE QUARTER ENDED
                                                                   ---------------------------
                                                  MARCH 31,  JUNE 30,   SEPT. 30,    DEC. 31,   MARCH 31,    JUNE 30,
                                                    1998       1998        1998        1998        1999        1999
                                                    ----       ----        ----        ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
Period-end total managed loans............          $44,089   $397,500     $406,297    $503,985   $487,747  $526,217
Period-end total managed accounts.........               51        202          249         343        382       606
Total average managed loan portfolio......          $37,886   $337,161     $402,751    $449,028   $500,419  $496,859
Net interest margin on managed loans,
  annualized..............................            13.9%      22.7%        19.3%       18.9%      19.8%     21.0%



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

RESULTS OF OPERATIONS

         Net income for the three months ended June 30, 1999 was $1.1 million, or $0.03 per share, a decrease of $12.8 million from net income of $13.9 million for the three months ended June 30, 1998. The decrease in net income was primarily the result of an increase in marketing expense during the three months ended June 30, 1999. Using proceeds from its recently completed initial public offering, CompuCredit increased its marketing expenditures for the quarter ended June 30, 1999 to $9.5 million to continue its investment in account acquisition. Additionally, during the three months ended June 30, 1998, CompuCredit purchased and then securitized a large portfolio of receivables, which resulted in higher securitization income and higher income from retained interests in credit card receivables securitized as compared to the three months ended June 30, 1999. Net income for the six months ended June 30, 1999 was $20.0 million, or $0.55 per share, an increase of $5.8 million over net income of $14.2 million for the six months ended June 30, 1998. The increase was partially a result of a $21.6 million increase in income from retained interests in credit card receivables securitized. On February 10, 1999, third party investors purchased the outstanding undivided interest in one of

CompuCredit's securitization structures for cash. The price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. The excess totaled $30.1 million, of which $5.0 million was deposited into a reserve account to serve as a credit enhancement that was required by the new investors. The remaining $25.1 million was remitted to CompuCredit's wholly owned subsidiary created in connection with the securitization.

         The changes in operating results were also largely attributable to the growth in managed loans from $397.5 million at June 30, 1998 to $526.2 million at June 30, 1999. The increase in managed loans was the result of direct mail and telemarketing campaigns, as well as a portfolio purchase completed in the fourth quarter of 1998.

         Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $1.6 million from $6.2 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999. Other operating income increased $6.2 million from $7.0 million for the six months ended June 30, 1998 to $13.2 million for the six months ended June 30, 1999. The increases are primarily due to the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

         Other operating expenses increased to $13.6 million for the three months ended June 30, 1999, from $3.0 million for the three months ended June 30, 1998. Other operating expenses increased to $20.9 million for the six months ended June 30, 1999, from $4.6 million for the six months ended June 30, 1998. These increases primarily reflect the increase in the cost of operations associated with the growth in CompuCredit's business, including additional marketing and solicitation expenses and additional credit card servicing costs.

NET INTEREST INCOME (EXPENSE)

         Net interest income (expense) consists of interest income earned on cash and cash equivalents less interest expense on borrowings. Net interest income totaled $679,000 for the three months ended June 30, 1999 and net interest expense totaled $442,000 for the three months ended June 30, 1998. Net interest income for the six months ended June 30, 1999 was $925,000 and net interest expense for the six months ended June 30, 1998 was $403,000. The increases in interest income are attributable to the investing of the cash proceeds CompuCredit received from its recently completed initial public offering. Interest expense in 1998 was related to a promissory note entered into in April 1998 with a related party in the face amount of $13.0 million. In July 1998, the remaining balance of the note and all accrued interest were paid in full.

NET SECURITIZATION INCOME

         Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows CompuCredit expects to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "Income from Retained Interests in Credit Card Receivables Securitized" for the fair value of the retained interests. Securitization income is recognized at the time of the initial securitization. Net securitization income for the three months ended June 30, 1999 was $1.7 million compared to $5.9 million for the three months ended June 30, 1998. Net securitization income for the six months ended June 30, 1999 was $2.0 million compared to $6.1 million for the six months ended June 30, 1998. The purchase and securitization of a portfolio of credit card receivables during the three months ended June 30, 1998 contributed to the higher income in 1998.

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

                                                              AT JUNE 30,
                                                              -----------
                                                             1999     1998
                                                             ----     ----
Payment rate (monthly)..................................      6.3%     4.7%
Expected credit loss rate (annualized)..................     12.4     15.5
Residual cash flows discount rate.......................     20.9     30.0

         The changes in the weighted average assumptions from June 30, 1998 to June 30, 1999 are primarily due to actual results and improved assumptions based on the historical performance of CompuCredit's purchased portfolios. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on CompuCredit's credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

         Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                    1999           1998          1999          1998
                                                                    ----           ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
Servicing income.........................................           $1,857        $4,860         $4,320        $4,860
Other credit card fees...................................            3,421           843          5,331         1,410
Interchange fees.........................................            1,341           353          2,051           589
Ancillary products.......................................            1,154           170          1,480           184
                                                                    ------        ------        -------        ------
  Total other operating income...........................           $7,773        $6,226        $13,182        $7,043
                                                                    ------        ------        -------        ------
                                                                    ------        ------        -------        ------


         The increase in other operating income to $7.8 million for the three months ended June 30, 1999 and to $13.2 million for the six months ended June 30, 1999 relates to the growth in CompuCredit's managed loan portfolio since June 30, 1998. CompuCredit's managed loans grew from $397.5 million at June 30, 1998 to $526.2 million at June 30, 1999. CompuCredit services the credit card receivables that have been securitized and recognizes servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to CompuCredit on the purchase volume on CompuCredit's credit card receivables. Ancillary product revenues are associated with the products and services that CompuCredit markets to its clients.

OTHER OPERATING EXPENSE

         Other operating expense consists of the following for the periods indicated:


                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                      1999           1998          1999          1998
                                                                      ----           ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
Salaries and benefits....................................             $719          $221         $1,304          $388
Credit card servicing....................................            1,310           643          2,411           802
Marketing and solicitation...............................            9,490         1,049         12,918         1,879
Professional fees........................................              702           303          1,121           402
Data processing..........................................              241           480          1,100           610
Net occupancy............................................              178            27            286            43
Ancillary product expense................................              405           101            812           101
Other....................................................              509           164            987           414
                                                                   -------        ------        -------        ------
  Total other operating expense..........................          $13,554        $2,988        $20,939        $4,639
                                                                   -------        ------        -------        ------
                                                                   -------        ------        -------        ------

         Other operating expense for the three months ended June 30, 1999 increased to $13.6 million from $3.0 million for the three months ended June 30, 1998 and increased to $20.9 million from $4.6 million for the comparable six-month periods due primarily to increases in marketing and solicitation and credit card servicing expenses. The increases in operating expenses also are due to the increase in the cost of operations associated with the growth in CompuCredit's business. Ancillary product expenses relate to the products and services that CompuCredit markets to its clients, including CompuCredit's debt waiver products, and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

         CompuCredit's provision for income taxes includes both federal and state income taxes. Tax expense for the three months ended June 30, 1999 was $647,000 and for the three months ended June 30, 1998 was $8.5 million. CompuCredit's effective tax rate was 37.0% for the three months ended June 30, 1999 and 38.0% for the three months ended June 30, 1998. Income tax expense was $11.3 million for the six months ended June 30, 1999 and $8.5 million for the comparable period in 1998. The effective tax rate was 36.2% for the six months ended June 30, 1999 and 37.4% for the six months ended June 30, 1998.

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

         The following table presents the delinquency trends of CompuCredit's credit card receivables portfolio on a managed loan portfolio basis:


                                                          AT THE QUARTER ENDED
                                                         (DOLLARS IN THOUSANDS)

                     ---------------------------------------------------------------------------------------------------------
                        MARCH 31,        JUNE 30,       SEPTEMBER 30,      DECEMBER 31,        MARCH 31,          JUNE 30,
                          1998             1998             1998              1998               1999               1999
                     --------------   ---------------   ---------------   ---------------    ---------------   ---------------
                               % OF              % OF             % OF              % OF               % OF              % OF
                     AMOUNT   TOTAL   AMOUNT    TOTAL   AMOUNT    TOTAL   AMOUNT    TOTAL    AMOUNT    TOTAL   AMOUNT    TOTAL
                     ------   -----   ------    -----   ------    -----   ------    -----    ------    -----   ------    -----
Loans Delinquent:
   30 to 59 days..     $928    2.1%   $21,294    5.4%   $27,186    6.7%   $27,819   5.5%     $19,624    4.0%   $20,506    3.9%
   60 to 89 days..      531    1.2     12,824    3.2     17,119    4.2     14,249   2.8       13,227    2.7     12,684    2.4
   90 or more.....    1,135    2.6      4,053    1.0     25,596    6.3     28,964   5.8       26,725    5.5     21,248    4.0
                     ------    ----   -------    ----   -------   -----   -------   ----     -------    ----   -------   -----
Total 30 or more..   $2,594    5.9%   $38,171    9.6%   $69,901   17.2%   $71,032   14.1%    $59,576   12.2%   $54,438   10.3%
                     ------    ----   -------    ----   -------   -----   -------   ----     -------    ----   -------   -----
                     ------    ----   -------    ----   -------   -----   -------   ----     -------    ----   -------   -----
Total 60 or more..   $1,666    3.8%   $16,877    4.2%   $42,715   10.5%   $43,213   8.6%     $39,952    8.2%   $33,932    6.4%
                     ------    ----   -------    ----   -------   -----   -------   ----     -------    ----   -------   -----
                     ------    ----   -------    ----   -------   -----   -------   ----     -------    ----   -------   -----



         The significant increase in CompuCredit's delinquencies which began in the quarter ended June 30, 1998 was due in part to the portfolio purchase that occurred during that period. CompuCredit converted the portfolio to Aspire Visa accounts during the third quarter of 1998 and began using its account management strategies on the portfolio at that time. Delinquency rates on the purchased portfolio subsequently improved during the fourth quarter of 1998 and each of the first two quarters of 1999. CompuCredit continues to aggressively manage account activity using behavioral scoring, credit file data and its proprietary risk evaluation models.

         CompuCredit began originating accounts in February 1997. In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase and then to stabilize. Due to the significant growth in new receivables during the three months ended June 30, 1999, delinquency rates declined for that period. CompuCredit is using its account management strategies on its originated portfolio, which are intended to reduce delinquency rates as its originated portfolio matures.

         The following table separately reports CompuCredit's loan delinquency trends for its originated portfolio and for its purchased portfolio:

                                                                AT THE QUARTER ENDED
                                                                --------------------
                                          MARCH 31,   JUNE 30,  SEPTEMBER 30, DECEMBER 31,   MARCH 31,     JUNE 30,
                                            1998       1998        1998          1998          1999         1999
                                            ----       ----        ----          ----          ----         ----
                                                                         % OF TOTAL
                                                                         ----------
ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days...............              2.1%        2.7%        3.1%         2.5%           2.4%         2.3%
  60 to 89 days...............              1.2         1.9         2.2          1.6            1.7          1.5
  90 or more..................              2.6         3.0         4.2          3.9            3.8          3.0
                                           ----        ----        ----         ----           ----         ----

Total 30 or more..............              5.9%        7.6%        9.5%         8.0%           7.9%         6.8%
                                           ----        ----        ----         ----           ----         ----
                                           ----        ----        ----         ----           ----         ----
Total 60 or more..............              3.8%        4.9%        6.4%         5.5%           5.5%         4.5%
                                           ----        ----        ----         ----           ----         ----
                                           ----        ----        ----         ----           ----         ----
PURCHASED PORTFOLIO (1)
Loans Delinquent:
  30 to 59 days...............              ___         5.9%        7.8%         6.6%           4.8%         4.7%
  60 to 89 days...............              ___         3.5         4.8          3.3            3.2          2.8
  90 or more..................              ___         0.6         7.0          6.5            6.3          4.4
                                           ----        ----        ----         ----           ----         ----

Total 30 or more..............              ___        10.0%       19.6%        16.4%          14.3%        11.9%
                                           ----        ----        ----         ----           ----         ----
                                           ----        ----        ----         ----           ----         ----
Total 60 or more..............                          4.1%       11.8%         9.8%           9.5%         7.2%
                                           ----        ----        ----         ----           ----         ----
                                           ----        ----        ----         ----           ----         ----

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

                                                                  FOR THE QUARTER ENDED
                                                                  ---------------------
                                          MARCH 31,    JUNE 30,  SEPTEMBER 30, DECEMBER 30,  ARCH 31,  JUNE 30,
                                             1998        1998       1998           1998        1999      1999
                                             ----        ----      -----           ----        ----      ----
                                                                 (DOLLARS IN THOUSANDS)
TOTAL MANAGED LOAN PORTFOLIO:
Average managed loan portfolio........        $37,886   $337,161     $402,751     $449,028   $500,419  $496,859
Net charge-offs.......................            928      3,600       11,833       24,075     20,457    22,723
Pro forma net charge-offs.............            928      1,179        3,584        4,883      4,067     5,094
Net charge-off ratio (annualized).....           9.8%       4.3%        11.8%        21.5%      16.4%     18.3%
Pro forma charge-off ratio (annualized)           9.8        1.4          3.6          4.3        3.3       4.1

         As CompuCredit's portfolio continues to mature, CompuCredit expects charge-off rates to also increase and then stabilize. CompuCredit plans to continue to focus its resources on refining its credit underwriting standards for new accounts and to increase its focus on collection and post charge-off recovery efforts to minimize losses.

CREDIT LOSSES. For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income and income from retained interests in credit card receivables securitized. In evaluating credit losses, CompuCredit takes into consideration several factors, including (i) historical charge-off and recovery activity by receivables portfolio, (ii) recent and expected delinquency and collection trends by receivables portfolio,
(iii) the impact of current economic conditions and recent economic trends on the clients' ability to repay and (iv) the risk characteristics of the portfolios. Substantially all of CompuCredit's credit card receivables have been securitized. As CompuCredit has securitized its receivables it has removed them from its balance sheet and has also relieved any allowance for loan losses on its balance sheet.

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

         At June 30, 1999, all of CompuCredit's credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At June 30, 1999, CompuCredit's securitizations had $391.3 million in variable rate, interest-bearing liabilities, payable to its investors. Since both managed interest-bearing assets and liabilities reprice every 30 days, CompuCredit believes that the impact of a change in interest rates would not be material to the financial performance of CompuCredit.

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

         A significant source of liquidity for CompuCredit has been the securitization of credit card receivables. CompuCredit received proceeds of $90.1 million during the six months ended June 30, 1999 and $262.4 million during the six months ended June 30, 1998 from sales of its credit card receivables through securitizations. CompuCredit used cash generated from these transactions to fund further credit card receivables growth.

         The maturity terms of CompuCredit's securitizations vary. Once repayment begins, payments from clients on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, CompuCredit's funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of CompuCredit's master trust, a decline in the portfolio's annual yield below a base rate or the increase in delinquencies above a certain rate will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of CompuCredit's other securitization programs, such events include an increase in the charge-off rates or a decline in the payment rates in excess of certain agreed upon thresholds. These events would accelerate the need to utilize alternative funding sources. Under each of CompuCredit's securitization structures, an early amortization period has not yet commenced. CompuCredit believes that securitizations will continue to be a reliable source of funding but can give no assurance that securitizations will provide sufficient funding. As of June 30, 1999, CompuCredit had total securitization facilities of $504.9 million and had utilized approximately $391.3 million of such facilities.

         At June 30, 1999, CompuCredit had cash and cash equivalents of approximately $54.6 million, largely as a result of the completion of its initial public offering in April 1999. The initial public offering resulted in net cash proceeds to CompuCredit of $62.8 million. CompuCredit used a portion of the proceeds from the offering to finance a significant increase in its marketing and solicitation expenses in the three months ended June 30, 1999. CompuCredit intends to use the balance of the proceeds from the offering to finance its growth through the origination and purchase of credit card receivables, and for marketing costs, working capital and other general corporate purposes. If CompuCredit completes the organization of a state-chartered credit card bank, CompuCredit may use a portion of the proceeds to fund all or part of the cost of capitalizing the bank.

YEAR 2000

         The year 2000 problem is a result of computer programs using two digit years instead of four digits. As a result, these computer programs do not properly recognize dates in any year that begins with "20" instead of "19" and may malfunction when presented with such dates. The year 2000 problem may affect not only CompuCredit's software systems, but also critical software used by suppliers of goods and services and financial institutions with which CompuCredit does business.

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

         In addition, CompuCredit is discussing with outside third party providers of services, systems and networks whether these outside vendors have satisfactorily addressed their year 2000 systems issues. CompuCredit's most critical outside vendors have provided their year 2000 project plans. These vendors have warranted the accuracy and reliability of systems, reports, and data related to the performance of the services provided by them and their affiliates in relation to the year 2000 issue. CompuCredit believes its most critical outside vendor is Total Systems, which provides services to CompuCredit, including card embossing, transaction processing and cycle billing. Due to its critical nature, CompuCredit participated in the year 2000 testing of its credit card processor, Total Systems, during the first quarter of 1999. CompuCredit provided specific test code for Total Systems to incorporate in their year 2000 plan, and CompuCredit received and analyzed Total Systems' year 2000 test results. Although CompuCredit is taking these and other precautionary measures to assure that it is not vulnerable to the failure by its third party vendors to make necessary system modifications, there can be no assurance that CompuCredit's third party vendors will successfully address all of their year 2000 issues. CompuCredit has contingency plans that include, in the event of vendor or software non-compliance, identification and replacement of critical products or services as appropriate.

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

         CompuCredit believes that it has adequate resources to achieve year 2000 compliance for any of its systems which are found to be non-compliant. CompuCredit's costs associated with the year 2000 issue relate primarily to the management of vendor project plans and participation in testing. CompuCredit anticipates that it will spend an aggregate of approximately $100,000 during 1999 (a substantial portion of which has already been spent) relating to the monitoring and possible replacement of software or vendors providing services to CompuCredit, excluding any costs that might be incurred if its critical vendor, Total Systems, fails to become year 2000 compliant. Since Total Systems services all of CompuCredit's credit card receivables, any year 2000 problem at Total Systems could cause a material disruption in CompuCredit's business. The cost of the disruption to CompuCredit's business cannot be accurately estimated by management at this time. Management believes that the cost of any such disruption would have a material adverse affect on CompuCredit's results of operations and financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  None.

USE OF PROCEEDS

         Pursuant to its Registration Statement on Form S-1 (File No. 333-69879), which was declared effective by the Commission on April 15, 1999, and Post-Effective Amendment No.1 to that Registration Statement, which was declared effective on April 22, 1999, the Company sold 5,750,000 shares of its Common Stock for an aggregate offering price of $69,000,000. Net proceeds to the Company before expenses totaled $64,572,500 after deducting the underwriting discount of $4,427,500. The following table provides a reasonable estimate of the Company's expenses in connection with the sale of the shares:

Registration fee to Securities and Exchange Commission                $82,000
National Association of Securities Dealers, Inc. filing fee            29,300
NASDAQ National Market Listing fee                                     96,000
Transfer Agent's and Registrar's fees                                   3,500
Printing and engraving costs                                          323,000
Accounting fees and expenses                                          265,000
Legal fees and expenses                                               429,000
Directors and officers liability insurance                            390,000
Miscellaneous expenses                                                112,700
                                                               ---------------
TOTAL                                                              $1,730,500

         All of the above items also include amounts paid in connection with the Company's Registration Statement on Form S-1 (File No. 333-62327) filed with the Securities and Exchange Commission on August 27, 1998 and subsequently withdrawn. The payments referred to above were not made directly or indirectly to officers, directors, and general partners of the issuer or their associates, or to any person owning 10% or more of any class of securities of the Company, or to any officers of the issuer. Net proceeds to the Company after deducting the underwriting discount and expenses were approximately $62,842,000.

         The Company used approximately $6.0 million of these net proceeds for marketing and solicitation costs and approximately $7.9 million for receivables growth since its quarterly report on Form 10-Q for the period ended March 31, 1999. The proceeds used by the Company during this period did not constitute payments made directly or indirectly to officers, directors, and general partners of the issuer or their associates, or to any person owning 10% or more of any class of securities of the Company, or to any officers of the issuer.

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

            27          Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

      During the quarter ended June 30, 1999 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CompuCredit Corporation

August 11, 1999       By:  /s/ Brett M. Samsky
                         ---------------------------------------------------
                          Brett M. Samsky
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