Form 10-Q
period 1999-09-30
COMPUCREDIT CORP
filed 1999-11-10
CIK 1068199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ____________ .

Commission file number 0-27056


                             CompuCredit Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                              58-2336689
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


ONE RAVINIA DRIVE, SUITE 500, ATLANTA, GEORGIA                     30346
----------------------------------------------               ----------------
     (Address of principal executive offices)                    (Zip Code)

                                 (770) 206-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X              NO
                         ---------              --------

The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of October 31, 1999 was 40,051,392 shares.

                             COMPUCREDIT CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                               September 30, 1999


                                                                            Page
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.......................   1
               Condensed Consolidated Statements of Income.................   2
               Condensed Consolidated Statements of Shareholders' Equity...   3
               Condensed Consolidated Statements of Cash Flows.............   4
               Notes to Condensed Consolidated Financial Statements........   5

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................   9

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk ..................................................  20

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................  21

    Item 2.  Changes in Securities and Use of Proceeds.....................  21

    Item 3.  Defaults Upon Senior Securities...............................  21

    Item 4.  Submission of Matters to a Vote of Security Holders...........  21

    Item 5.  Other Information.............................................  21

    Item 6.  Exhibits and Reports on Form 8-K..............................  21

             Signatures....................................................  23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             (UNAUDITED)
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                1999              1998
                                                             ----------      --------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                      $ 17,681      $ 12,256

Retained interests in credit card receivables securitized       140,768        65,184
Accrued interest and fees                                         5,845         1,979
                                                               --------      --------
Net credit card receivables                                     146,613        67,163

Amounts due from securitization                                   5,432         3,243
Deferred costs, net                                               2,173         1,375
Software, furniture, fixtures and equipment, net                  5,158         1,736
Prepaid expenses                                                  1,406           195
Other assets                                                      4,099         1,615
                                                               --------      --------
Total assets                                                   $182,562      $ 87,583
                                                               ========      ========

LIABILITIES
Amounts due to securitization                                  $  1,476      $ 10,774
Accrued expenses                                                 11,330         4,745
Deferred revenue                                                  5,844         2,075
Income tax liability                                             17,775        15,479
                                                               --------      --------
Total liabilities                                                36,425        33,073

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 1999;
  $100 par value, cumulative and non-participating,
  500,000 shares authorized, 200,000 issued and
  outstanding at December 31, 1998                                   --        20,000

Common stock, no par value:
60,000,000 shares authorized, 40,051,392 issued and
  outstanding at September 30, 1999; 45,600,000 shares
  authorized, 32,384,860 issued and outstanding at
  December 31, 1998 (1)                                              --            --

Additional paid-in capital                                       92,795         9,953
Retained earnings                                                53,342        24,557
                                                               --------      --------
Total shareholders' equity                                      146,137        54,510
                                                               --------      --------
Total liabilities and shareholders' equity                     $182,562      $ 87,583
                                                               ========      ========

(1) After giving effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30                     SEPTEMBER 30
                                                        1999          1998              1999           1998
                                                      --------------------------      --------------------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                       $    518      $     84         $  1,443        $    187

Interest expense:
   Short-term borrowings                                    --            30               --             536
                                                      --------      --------         --------        --------
Total interest expense                                      --            30               --             536

Net interest income (expense)                              518            54            1,443            (349)

Other operating income:
     Securitization income, net                          3,623         1,054            5,612           7,192
     Income from retained interests in credit card
         receivables securitized                        12,244         7,012           48,416          21,615
     Servicing income                                    2,387         4,318            6,707           9,178
     Other credit card fees                              6,040         1,355           11,371           2,765
     Interchange fees                                    2,708           498            4,759           1,087
     Ancillary products                                  2,756           203            4,236             387
                                                      --------      --------         --------        --------
Total other operating income                            29,758        14,440           81,101          42,224

Other operating expense:
     Salaries and benefits                                 836           343            2,140             731
     Credit card servicing                               2,415           867            4,826           1,669
     Marketing and solicitation                         10,733         2,410           23,651           4,289
     Professional fees                                     175           202            1,296             604
     Data processing                                       800           349            1,900             959
     Net occupancy                                         207            68              493             111
     Ancillary product expense                             306           112            1,118             213
     Other                                                 833           388            1,820             802
                                                      --------      --------         --------        --------
Total other operating expense                           16,305         4,739           37,244           9,378

Income before income taxes                              13,971         9,755           45,300          32,497
Income tax expense                                      (5,169)       (3,971)         (16,515)        (12,478)
                                                      --------      --------         --------        --------
Net income                                            $  8,802      $  5,784         $ 28,785        $ 20,019
                                                      ========      ========         ========        ========

Net income attributable to common shareholders        $  8,802      $  5,331         $ 28,203        $ 18,673
                                                      ========      ========         ========        ========
Net income per common share - basic and diluted (1)   $   0.22      $   0.17         $   0.77        $   0.59
                                                      ========      ========         ========        ========

(1) After giving effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                   COMMON STOCK          ADDITIONAL                      RETAINED         TOTAL
                                --------------------      PAID-IN        PREFERRED       EARNINGS      SHAREHOLDERS'
                                SHARES (1)    AMOUNT      CAPITAL          STOCK        (DEFICIT)         EQUITY
                               --------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)

Balance at December 31, 1997       31,340,195   $--   $       --   $   20,000    $     (873)   $   19,127
   Issuance of common stock         1,044,665    --        9,953           --            --         9,953
   Net income                              --    --           --           --        20,019        20,019
                                   ----------   ---   ----------   ----------    ----------    ----------
Balance at September 30, 1998      32,384,860   $--   $    9,953   $   20,000    $   19,146    $   49,099
                                   ==========   ===   ==========   ==========    ==========    ==========

Balance at December 31, 1998       32,384,860   $--   $    9,953   $   20,000    $   24,557    $   54,510
   Conversion of preferred stock    1,916,532    --       20,000      (20,000)           --            --
   Issuance of common stock         5,750,000    --       62,842           --            --        62,842
   Net income                              --    --           --           --        28,785        28,785
                                   ----------   ---   ----------   ----------    ----------    ----------
Balance at September 30, 1999      40,051,392   $--   $   92,795   $       --    $   53,342    $  146,137
                                   ==========   ===   ==========   ==========    ==========    ==========


 (1) After giving effect to the 15.2-for-1 stock split effective April 28, 1999.


SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                       1999             1998
                                                    -----------------------------
                                                        (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
Net income                                              $  28,785    $  20,019
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation expense                                  912          288
        Amortization expense                                  977          559
        Securitization income                              (5,612)      (7,192)
        Income from retained interests in credit card
           receivables securitized                        (11,039)     (16,727)
        Changes in assets and liabilities:
           Accrued interest and fees                       (3,866)        (683)
           Amounts due from securitization                 (2,189)      (1,431)
           Deferred costs                                  (2,219)        (355)
           Prepaid expenses                                (1,211)         267
           Amounts due to securitization                   (9,298)       2,336
           Accrued expenses                                 6,586        1,781
           Deferred revenue                                 3,769        1,388
           Income tax liability                             2,296       12,478
           Other                                           (2,484)        (392)
                                                        ---------    ---------
Net cash provided by operating activities                   5,407       12,336

INVESTING ACTIVITIES
Net loans originated or purchased                        (295,187)    (307,611)
Recoveries of loans previously charged off                    270           40
Net proceeds from securitization of loans                 199,632      273,379
Proceeds from retained interests in credit card
     receivables securitized                               36,796       17,316
Purchases of and development of software, furniture,
     fixtures and equipment                                (4,335)      (1,097)
                                                        ---------    ---------
Net cash used in investing activities                     (62,824)     (17,973)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                 62,842        9,953
Proceeds from short-term borrowings                            --       13,000
Payment of short-term borrowings                               --      (13,000)
                                                        ---------    ---------
Net cash provided by financing activities                  62,842        9,953

NET INCREASE IN CASH                                        5,425        4,316
Cash and cash equivalents at beginning of period           12,256        1,678
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  17,681    $   5,994
                                                        =========    =========



SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999


1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, the "Company"). The principal subsidiaries are CompuCredit Funding Corp. and CompuCredit Acquisition Corporation, which were formed for the purpose of effecting the securitization of credit card receivables. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa credit cards under the Company's "Aspire" trademark, and the Company purchases the receivables relating to such accounts.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the year ended December 31, 1999. The notes to the financial statements for the year ended December 31, 1998 contained in the Company's final prospectus dated April 22, 1999 and filed with the Securities and Exchange Commission on April 23, 1999 should be read in conjunction with these condensed consolidated financial statements.

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

3. SECURITIZATIONS

The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust. In 1998, the Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of September 30, 1999, the Company receives servicing fees ranging up to 10% per year of the cash collected on receivables or up to 6% per year of the principal receivables securitized. The Company either provides the servicing or contracts with third party service providers.

The table below summarizes the Company's securitization activity:

                                                    FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                       1999          1998              1999             1998
                                                                          (IN THOUSANDS)

Proceeds from securitizations                        $146,331     $ 28,327            $236,428        $290,695
Excess cash flows received on retained interests       22,276       12,916              59,120          21,676
Pretax securitization income                            3,623        1,054               5,612           7,192

The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $36.8 million and $17.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in 1999 is due to the timing of the Company's purchases of receivables. The Company purchased its first portfolio of receivables during the three months ended June 30, 1998, and thus did not receive or pay to the investors any excess cash until after April 1998. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value included in income as they are classified as trading securities. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each nine-month period are presented below:

                                                     SEPTEMBER 30
                                                  1999          1998
                                             ----------------------------
     Payment rate (monthly)                       7.2%           5.0%
     Expected credit loss rate (annualized)      10.9           13.7
     Residual cash flows discount rate           19.4           29.8

The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from September 30, 1998 to September 30, 1999 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of September 30, 1999.

4. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30                   SEPTEMBER 30
                                                       1999             1998           1999             1998
                                                    -------------------------------------------------------------

Numerator:
          Net income                                  $  8,802        $  5,784      $ 28,785         $ 20,019
          Preferred stock dividends                         --            (453)         (582)          (1,346)
                                                      --------        --------      --------         --------
          Income attributable to common                  8,802           5,331        28,203           18,673
          shareholders
Denominator:
       Denominator for basic earnings per share -
          Weighted-average shares outstanding           40,051          31,806        36,747           31,497
          Effect of dilutive stock options                  99              --            49               --
       Denominator for diluted earnings per share -
          Adjusted weighted-average shares              40,150          31,806        36,796           31,497
                                                      --------        --------      --------         --------
Basic earnings per share                              $   0.22        $   0.17      $   0.77         $   0.59
                                                      ========        ========      ========         ========
Diluted earnings per share                            $   0.22        $   0.17      $   0.77         $   0.59
                                                      ========        ========      ========         ========

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

                                                            FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                  ENDED                        ENDED
                                                               SEPTEMBER 30                 SEPTEMBER 30
                                                            1999           1998          1999           1998
                                                            ----           ----          ----           ----
                                                                            (IN THOUSANDS)

Proceeds from securitizations                            $146,331        $ 28,327      $236,428      $290,695
Excess cash flows received on retained interests           22,276          12,916        59,120        21,676
Pretax securitization income                                3,623           1,054         5,612         7,192


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

         As additional credit support on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $36.8 million for the nine months ended September 30, 1999 and $17.3 million for the nine months ended September 30, 1998. The increase in 1999 is due to the timing of CompuCredit's purchases of receivables. CompuCredit purchased its first portfolio of receivables during the three months ended June 30, 1998, and thus did not receive or pay to the investors any excess cash until after April 1998. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to CompuCredit. In each securitization transaction, CompuCredit retains the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

MANAGED LOAN PORTFOLIO

         CompuCredit analyzes its financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on CompuCredit's balance sheet, because the performance of its securitized receivables will affect the future cash flows CompuCredit actually receives on the receivables.

         The table set forth below indicates CompuCredit's net interest margin on a managed loan basis. The table also indicates the ending and average managed loans and the number of managed accounts. During the nine months ended September 30, 1999, CompuCredit added 311,000 new accounts, resulting in 46% growth in the number of managed loan accounts since June 30, 1999. Interest income for CompuCredit on a managed loan basis includes all net interest and late fee income on all outstanding loans less all costs associated with securitizations, including the interest expense paid to the investors.

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


                                                                      AT OR FOR THE QUARTER ENDED
                                                    JUNE 30,  SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,    SEPT. 30,
                                                      1998      1998        1998         1999       1999        1999
                                                   ----------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)

Period-end total managed loans                     $397,500    $406,297    $503,985    $487,747    $526,217    $667,063
Period-end total managed accounts                       202         249         343         382         633         927
Total average managed loan portfolio               $337,161    $402,751    $449,028    $500,419    $496,859    $592,379
Net interest margin on managed loans, annualized       22.7%       19.3%       18.9%       19.8%       21.0%       23.1%



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

RESULTS OF OPERATIONS

         Net income for the three months ended September 30, 1999 was $8.8 million, or $0.22 per share, an increase of $3.0 million from net income of $5.8 million for the three months ended September 30, 1998. The increase in net income was primarily the result of the growth in managed loans. Net income for the nine months ended September 30, 1999 was $28.8 million, or $0.77 per share, an increase of $8.8 million over net income of $20.0 million for the nine months ended September 30, 1998. The increase was partially a result of a $26.8 million increase in income from retained interests in credit card receivables securitized. On February 10, 1999, third party investors purchased the outstanding undivided interest in one of CompuCredit's securitization structures for cash. The price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. The excess totaled $30.1 million, of which $5.0 million was deposited into a reserve account to serve as a credit enhancement that was required by the new investors. The remaining $25.1 million was remitted to CompuCredit's wholly owned subsidiary created in connection with the securitization.

         The changes in operating results were also largely attributable to the growth in managed loans from $406.3 million at September 30, 1998 to $667.1 million at September 30, 1999. The increase in managed loans was the result of direct mail and telemarketing campaigns, as well as a portfolio purchase completed in the fourth quarter of 1998.

         Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $7.5 million from $6.4 million for the three months ended September 30, 1998 to $13.9 million for the three months ended September 30, 1999. Other operating income increased $13.7 million from $13.4 million for the nine months ended September 30, 1998 to $27.1 million for the nine months ended September 30, 1999. The increases are primarily due to the increase in customer purchases of CompuCredit's fee-based products and the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

         Other operating expenses increased to $16.3 million for the three months ended September 30, 1999, from $4.7 million for the three months ended September 30, 1998. Other operating expenses increased to $37.2 million for the nine months ended September 30, 1999, from $9.4 million for the nine months ended September 30, 1998. These increases primarily reflect the increase in the cost of operations associated with the growth in CompuCredit's business, including additional marketing and solicitation expenses and additional credit card servicing costs.

NET INTEREST INCOME (EXPENSE)

         Net interest income (expense) consists of interest income earned on cash and cash equivalents less interest expense on borrowings. Net interest income totaled $518,000 for the three months ended September 30, 1999 and totaled $54,000 for the three months ended September 30, 1998. Net interest income for the nine months ended September 30, 1999 was $1.4 million and net interest expense for the nine months ended September 30, 1998 was $349,000. The increases in interest income are attributable to the investing of the cash proceeds CompuCredit received from its second quarter 1999 initial public offering. Interest expense in 1998 was related to a promissory note entered into in April 1998 with a related party in the face amount of $13.0 million. In July 1998, the remaining balance of the note and all accrued interest were paid in full.

NET SECURITIZATION INCOME

         Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows CompuCredit expects to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "Income from Retained Interests in Credit Card Receivables Securitized" for the fair value of the retained interests. Securitization income is recognized at the time of the initial securitization. Net securitization income for the three months ended September 30, 1999 increased to $3.6 million compared to $1.1 million for the three months ended September 30, 1998 due to the growth in receivables securitized. Net securitization income for the nine months ended September 30, 1999 was $5.6 million compared to $7.2 million for the nine months ended September 30, 1998. The purchase and securitization of a portfolio of credit card receivables during the three months ended June 30, 1998 contributed to the higher income in the first nine months of 1998.

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


                                                           AT SEPTEMBER 30
                                                         1999            1998
                                                    -----------------------------

Payment rate (monthly)                                  7.2%             5.0%
Expected credit loss rate (annualized)                 10.9             13.7
Residual cash flows discount rate                      19.4             29.8


         The changes in the weighted average assumptions from September 30, 1998 to September 30, 1999 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of September 30, 1999. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on CompuCredit's credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

         Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:


                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30          SEPTEMBER 30
                                  1999      1998        1999      1998
                               -------------------------------------------
                                         (DOLLARS IN THOUSANDS)

Servicing income                 $ 2,387   $ 4,318     $ 6,707   $ 9,178
Other credit card fees             6,040     1,355      11,371     2,765
Interchange fees                   2,708       498       4,759     1,087
Ancillary products                 2,756       203       4,236       387
                                 -------   -------     -------   -------
  Total other operating income   $13,891   $ 6,374     $27,073   $13,417
                                 =======   =======     =======   =======

         The increase in other operating income to $13.9 million for the three months ended September 30, 1999 and to $27.1 million for the nine months ended September 30, 1999 relates to the growth in CompuCredit's managed loan portfolio since September 30, 1998. CompuCredit's managed loans grew from $406.3 million at September 30, 1998 to $667.1 million at September 30, 1999. CompuCredit services the credit card receivables that have been securitized and recognizes servicing income. A substantial portion of the servicing income relates to CompuCredit's purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to CompuCredit on the purchase volume on CompuCredit's credit card receivables. Ancillary product revenues are associated with the products and services that CompuCredit markets to its clients.

OTHER OPERATING EXPENSE

         Other operating expense consists of the following for the periods indicated:



                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30           SEPTEMBER 30
                                 1999         1998      1999          1998
                               ----------------------------------------------
                                          (DOLLARS IN THOUSANDS)

Salaries and benefits             $   836   $   343    $ 2,140     $   731
Credit card servicing               2,415       867      4,826       1,669
Marketing and solicitation         10,733     2,410     23,651       4,289
Professional fees                     175       202      1,296         604
Data processing                       800       349      1,900         959
Net occupancy                         207        68        493         111
Ancillary product expense             306       112      1,118         213
Other                                 833       388      1,820         802
                                  -------   -------    -------     -------
  Total other operating expense   $16,305   $ 4,739    $37,244     $ 9,378
                                  =======   =======    =======     =======


         Other operating expense for the three months ended September 30, 1999 increased to $16.3 million from $4.7 million for the three months ended September 30, 1998 and increased to $37.2 million from $9.4 million for the comparable nine-month periods due primarily to increases in marketing and solicitation and credit card servicing expenses. The increases in operating expenses also are due to the increase in the cost of operations associated with the growth in CompuCredit's business. Ancillary product expenses relate to the products and services that CompuCredit markets to its clients, including CompuCredit's debt waiver products, and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

         CompuCredit's provision for income taxes includes both federal and state income taxes. Tax expense for the three months ended September 30, 1999 was $5.2 million and for the three months ended September 30, 1998 was $4.0 million. CompuCredit's effective tax rate was 37.0% for the three months ended September 30, 1999 and 40.7% for the three months ended September 30, 1998. Income tax expense was $16.5 million for the nine months ended September 30, 1999 and $12.5 million for the comparable period in 1998. The effective tax rate was 36.5% for the nine months ended September 30, 1999 and 38.4% for the nine months ended September 30, 1998. The change in the tax rates from the periods in 1998 is due to reduced state tax expense as a result of tax planning strategies.

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

         The following table presents the delinquency trends of CompuCredit's credit card receivables portfolio on a managed loan portfolio basis:


                                                          AT THE QUARTER ENDED
                                                         (DOLLARS IN THOUSANDS)

                      JUNE 30,       SEPTEMBER 30,     DECEMBER 31,        MARCH 31,          JUNE 30,       SEPTEMBER 30,
                        1998             1998              1998              1999               1999             1999
                             % OF              % OF             % OF              % OF              % OF               % OF
                    AMOUNT   TOTAL   AMOUNT    TOTAL   AMOUNT   TOTAL   AMOUNT    TOTAL    AMOUNT   TOTAL    AMOUNT    TOTAL
                   ---------------------------------------------------------------------------------------------------------
Loans Delinquent:
   30 to 59 days    $21,294   5.4%   $27,186    6.7%   $27,819    5.5%   $19,624    4.0%   $20,506    3.9%   $24,127    3.6%
   60 to 89 days     12,824   3.2     17,119    4.2     14,249    2.8     13,227    2.7     12,684    2.4     16,155    2.4
   90 or more         4,053   1.0     25,596    6.3     28,964    5.8     26,725    5.5     21,248    4.0     27,775    4.2
                    -------   ---    -------   ----    -------   ----    -------   ----    -------   ----    -------   ----
Total 30 or more    $38,171   9.6%   $69,901   17.2%   $71,032   14.1%   $59,576   12.2%   $54,438   10.3%   $68,057   10.2%
                    =======   ===    =======   ====    =======   ====    =======   ====    =======   ====    =======   ====
Total 60 or more    $16,877   4.2%   $42,715   10.5%   $43,213    8.6%   $39,952    8.2%   $33,932    6.4%   $43,930    6.6%
                    =======   ===    =======   ====    =======   ====    =======   ====    =======   ====    =======   ====

         The significant increase in CompuCredit's delinquencies from the quarter ended June 30, 1998 to the quarter ended September 30, 1998 was due in part to the portfolio purchase that occurred during that period. CompuCredit converted the portfolio to Aspire Visa accounts during the third quarter of 1998 and began using its account management strategies on the portfolio at that time. Delinquency rates on the purchased portfolio subsequently improved during the fourth quarter of 1998 and during 1999. During the quarter ended September 30, 1999 the purchased portfolio delinquency rates increased due to seasonality. CompuCredit continues to aggressively manage account activity using behavioral scoring, credit file data and its proprietary risk evaluation models.

         CompuCredit began originating accounts in February 1997. In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase and then to stabilize. Due primarily to the significant growth in new receivables during the three months ended June 30, 1999, and the three months ended September 30, 1999, delinquency rates on CompuCredit's originated portfolio declined for those periods. CompuCredit is using its account management strategies on its originated portfolio, which are intended to reduce the expected increase in delinquency rates as its originated portfolio matures.

     The following table separately reports CompuCredit's loan delinquency trends for its originated portfolio and for its purchased portfolio:

                                                   % OF TOTAL
                                               AT THE QUARTER ENDED
                        JUNE 30,   SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,   SEPT. 30,
                         1998        1998        1998        1999        1999       1999
                       ---------------------------------------------------------------------

ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days           2.7%       3.1%       2.5%        2.4%        2.3%        2.4%
  60 to 89 days           1.9        2.2        1.6         1.7         1.5         1.6
  90 or more              3.0        4.2        3.9         3.8         3.0         2.6
                         ----       ----       ----        ----        ----        ----
Total 30 or more          7.6%       9.5%       8.0%        7.9%        6.8%        6.6%
                         ====       ====       ====        ====        ====        ====
Total 60 or more          4.9%       6.4%       5.5%        5.5%        4.5%        4.2%
                         ====       ====       ====        ====        ====        ====

PURCHASED PORTFOLIO
Loans Delinquent:
  30 to 59 days           5.9%       7.8%       6.6%        4.8%        5.2%        5.4%
  60 to 89 days           3.5        4.8        3.3         3.2         3.2         3.7
  90 or more              0.6        7.0        6.5         6.3         4.9         6.5
                         ----       ----       ----        ----        ----        ----
Total 30 or more         10.0%      19.6%      16.4%       14.3%       13.3%       15.6%
                         ====       ====       ====        ====        ====        ====
Total 60 or more          4.1%      11.8%       9.8%        9.5%        8.1%       10.2%
                         ====       ====       ====        ====        ====        ====


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


                                                                  FOR THE QUARTER ENDED
                                           JUNE 30,   SEPT. 30,    DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,
                                             1998        1998        1998        1999       1999       1999
                                          ----------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)

TOTAL MANAGED LOAN PORTFOLIO:
Average managed loan portfolio            $337,161    $402,751    $449,028    $500,419    $496,859    $592,379
Net charge-offs                              3,600      11,833      24,075      20,457      22,723      17,412
Pro forma net charge-offs                    1,179       3,584       4,883       4,067       5,094       7,353
Net charge-off ratio (annualized)              4.3%       11.8%       21.5%       16.4%       18.3%       11.8%
Pro forma charge-off ratio (annualized)        1.4         3.6         4.3         3.3         4.1         5.0


         As CompuCredit's portfolio continues to mature, CompuCredit expects charge-off rates to also increase and then stabilize. CompuCredit's pro forma charge-off ratio increased to 5.0% for the third quarter of 1999 from 4.1% for the second quarter of 1999 primarily due to seasoning of its portfolio. CompuCredit plans to continue to focus its resources on refining its credit underwriting standards for new accounts and to increase its focus on collection and post charge-off recovery efforts to minimize losses.

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

         At September 30, 1999, all of CompuCredit's credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At September 30, 1999, CompuCredit's securitizations had $471.9 million in variable rate, interest-bearing liabilities, payable to its investors. Since both managed interest-bearing assets and liabilities reprice every 30 days, CompuCredit believes that the impact of a change in interest rates would not be material to the financial performance of CompuCredit.

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

         A significant source of liquidity for CompuCredit has been the securitization of credit card receivables. CompuCredit received proceeds of $236.4 million during the nine months ended September 30, 1999 and $290.7 million during the nine months ended September 30, 1998 from sales of its credit card receivables through securitizations. CompuCredit used cash generated from these transactions to fund further credit card receivables growth.

         The maturity terms of CompuCredit's securitizations vary. Once repayment begins, payments from clients on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, CompuCredit's funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of CompuCredit's master trust, a decline in the portfolio's annual yield below a base rate or the increase in delinquencies above a certain rate will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of CompuCredit's other securitization programs, such events include an increase in the charge-off rates or a decline in the payment rates in excess of certain agreed upon thresholds. These events would accelerate the need to utilize alternative funding sources. Under each of CompuCredit's securitization structures, there has not been an early amortization period. CompuCredit believes that securitizations will continue to be a reliable source of funding but can give no assurance that securitizations will provide sufficient funding. As of September 30, 1999, CompuCredit had total securitization facilities of $754.9 million and had utilized approximately $471.9 million of such facilities.

         At September 30, 1999, CompuCredit had cash and cash equivalents of approximately $17.7 million. The initial public offering completed in April 1999 resulted in net cash proceeds to CompuCredit of $62.8 million. CompuCredit has used the proceeds from the offering to finance a significant increase in its marketing and solicitation expenses and the growth in its receivables through September 30, 1999.

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

         In addition, CompuCredit has discussed with outside third party providers of services, systems and networks whether these outside vendors have satisfactorily addressed their year 2000 systems issues. CompuCredit's most critical outside vendors have provided their year 2000 project plans. These vendors have warranted the accuracy and reliability of systems, reports, and data related to the performance of the services provided by them and their affiliates in relation to the year 2000 issue. CompuCredit believes its most critical outside vendor is Total Systems, which provides services to CompuCredit, including card embossing, transaction processing and cycle billing. Due to its critical nature, CompuCredit participated in the year 2000 testing of its credit card processor, Total Systems, during the first quarter of 1999. CompuCredit provided specific test code for Total Systems to incorporate in their year 2000 plan, and CompuCredit received and analyzed Total Systems' year 2000 test results. TSYS has issued a formal statement that their systems are year 2000 compliant. Although CompuCredit is taking these and other precautionary measures to assure that it is not vulnerable to the failure by its third party vendors to make necessary system modifications, there can be no assurance that CompuCredit's third party vendors will successfully address all of their year 2000 issues. CompuCredit has contingency plans that include, in the event of vendor or software non-compliance, identification and replacement of critical products or services as appropriate.

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

         CompuCredit believes that it has adequate resources to achieve year 2000 compliance for any of its systems which are found to be non-compliant. CompuCredit's costs associated with the year 2000 issue relate primarily to the management of vendor project plans and participation in testing. CompuCredit has spent an aggregate of approximately $100,000 during 1999 relating to the monitoring and possible replacement of software or vendors providing services to CompuCredit, excluding any costs that might be incurred if its critical vendor, Total Systems, fails to become year 2000 compliant. Since Total Systems services all of CompuCredit's credit card receivables, any year 2000 problem at Total Systems could cause a material disruption in CompuCredit's business. The cost of the disruption to CompuCredit's business cannot be accurately estimated by management at this time. Management believes that the cost of any such disruption would have a material adverse affect on CompuCredit's results of operations and financial condition.

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

         The Company used approximately $12.0 million of these net proceeds for marketing and solicitation costs, approximately $29.9 million for receivables growth and approximately $7.0 million for working capital during the quarter ended September 30, 1999. The proceeds used by the Company during this period did not constitute payments made directly or indirectly to officers, directors, and general partners of the issuer or their associates, or to any person owning 10% or more of any class of securities of the Company, or to any officers of the issuer.

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

               27                   Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K


               The Company filed a report on Form 8-K (File No.000-25751), dated July 30, 1999, reporting under Item 5 of Form 8-K and enclosing its press release dated July 28,1999 issued pursuant to Rule 135(c).


               The Company filed a report on Form 8-K (File No.000-25751), dated August 10, 1999, reporting under Item 5 of Form 8-K and enclosing its press release dated August 9, 1999.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CompuCredit Corporation

November 10, 1999                    By:  /s/ Brett M. Samsky
                                         ----------------------
                                          Brett M. Samsky
                                          Chief Financial Officer (duly
                                          authorized officer and principal
                                          financial officer)

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
