Form 10-K
period 1999-12-31
COMPUCREDIT CORP
filed 2000-03-16
CIK 1068199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-25751

                            ------------------------

                            COMPUCREDIT CORPORATION

             (Exact name of registrant as specified in its charter)

                    GEORGIA                                        58-2336689
        (State or other jurisdiction of                           (IRS Employer
         incorporation or organization                         Identification No.)

         ONE RAVINIA DRIVE, SUITE 500                                 30346
               ATLANTA, GEORGIA                                    (Zip Code)
   (Address of principal executive offices)

                                 (770) 206-6200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Common Stock, no par value per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 14, 2000 was approximately $414,007,697.

    As of March 14, 2000, 44,651,392 shares of the registrant's Common Stock, no par value per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 2, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                                                              --------
PART I
  Item 1. Business..........................................      3
    Risk Factors............................................     14
  Item 2. Properties........................................     20
  Item 3. Legal Proceedings.................................     20
  Item 4. Submission of Matters to a Vote of Security
       Holders..............................................     20

PART II
  Item 5. Market for Registrant's Common Stock and Related
    Shareholder Matters.....................................     20
  Item 6. Selected Financial Data...........................     20
  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     23
  Item 7A. Quantitative and Qualitative Disclosures About
    Market Risk.............................................     35
  Item 8. Financial Statements and Supplementary Data.......     35
  Item 9. Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure.....................     35

PART III
  Item 10. Directors and Executive Officers of the
    Registrant*.............................................     36
  Item 11. Executive Compensation*..........................     36
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management*.........................................     36
  Item 13. Certain Relationships and Related
    Transactions*...........................................     36

PART IV
  Item 14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K.....................................     36

------------------------

* Incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements that may not be so identified. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those indicated in the forward-looking statements. Accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business -- Risk Factors." By making these forward-looking statements, CompuCredit does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under the Federal securities laws.

    In this Report, the words "Company," "CompuCredit," "we," "our," "ours," and "us" refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns the Aspire-Registered Trademark-, CompuCredit-Registered Trademark- and Aspire Diamond-Registered Trademark- trademarks in the United States. Trademarks, trade names or service marks of other companies appearing elsewhere in this Report are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    CompuCredit is a credit card company that uses analytical techniques, including sophisticated computer models, to target a consumer credit market that we believe has been underserved by traditional grantors of credit. Individuals in this market typically rely more heavily on finance companies and retail store credit cards to meet their credit needs and are less likely to have general purpose credit cards. Some of these consumers have had delinquencies, a default or a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. Others in this target market are establishing or expanding their credit. We have developed and enhanced our techniques by continually testing our products and operating practices and by continually analyzing credit bureau data and the results of our lending experience. We believe that our analytical approach allows us to:

    - Better assess credit and bankruptcy risk, enabling us to identify consumers in the underserved market that are more creditworthy,

    - Price our products to appropriately reflect the level of a consumer's credit risk and demand for credit,

    - Increase the likelihood that a consumer will accept our offer of credit, which improves our response rates and reduces our marketing costs,

    - Continually monitor customer performance and actively manage accounts in order to refine our product offerings to reflect the changing risk of our customers, and

    - Effectively evaluate the collectibility of delinquent accounts, which enables us to efficiently deploy our collection resources.

    We market unsecured Aspire Visa credit cards through direct mail, telemarketing and the Internet. We also market to Aspire Visa cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

    In July 1999, we launched our website WWW.ASPIRECARD.COM through our subsidiary AspireCard.com, Inc. Applications received via the Internet are electronically processed on a real time basis using the same credit and marketing models that are applied to our direct mail and telemarketing campaigns. We believe that our ability to respond to an Internet application with a credit decision in less than one minute represents a competitive advantage. We are currently testing or evaluating additional Internet marketing initiatives including the following:

    - referral arrangement and/or partnerships with prime credit card issuers and online retailers,

    - Internet applications in conjunction with regular mail solicitations, and

    - pre-approved direct mailings by e-mail.

    We have relied on the securitization of our credit card receivables to fund our operations and increase the size of our business. Securitization of credit card receivables is common in the credit card industry. A securitization transaction involves grouping and packaging assets, such as credit card receivables, into securities that are then sold to investors. We have used securitization because it has offered a cost of funding lower than other debt or equity financing sources.

    We market the Aspire credit card under an agreement with Columbus Bank and Trust Company, a state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, Columbus Bank and Trust owns the credit card accounts. We outsource to Columbus Bank and Trust and its affiliate,

Total Systems Services, Inc., account processing and servicing functions such as card embossing/mailing, fraud detection, cycle billing, payment processing and transaction processing.

    CompuCredit was formed on August 14, 1996 by David G. Hanna, President, and Richard W. Gilbert, Chief Operating Officer, after completing almost two years of research and development in the area of consumer finance. Both Mr. Hanna and Mr. Gilbert have extensive experience in the consumer credit and collections industries. Mr. Hanna and Mr. Gilbert both held executive positions with Nationwide Credit, Inc., a national third party collection agency, during the 1980s until its sale in 1990 to First Financial Management Corporation, currently known as First Data Corporation. Mr. Hanna also founded Account Portfolios L.P. in 1989 with Frank J. Hanna, III, his brother, who is a principal shareholder and director of CompuCredit. Account Portfolios was sold in 1995 to Outsourcing Solutions, Inc. Before joining CompuCredit in 1996, Mr. Gilbert served initially as Chief Operating Officer of Equifax Credit Information Services, Inc.'s collection division and subsequently as General Manager of Strategic Client Services for Equifax. Richard R. House, Jr., our Chief Credit Officer, joined CompuCredit in April 1997 from Equifax. While at Equifax, Mr. House served as Vice President for Equifax's Decision Solutions division, which provided consulting and modeling services to many of the nation's largest credit grantors. Collectively, our founders and executive officers have over 50 years of experience in various aspects of consumer finance.

    CompuCredit is incorporated in Georgia. Its principal executive offices are located at One Ravinia Drive, Suite 500, Atlanta, Georgia 30346, its telephone number at that address is (770) 206-6200, and its internet address is WWW.COMPUCREDIT.COM.

OUR DATABASE SYSTEM

    We have developed a proprietary database management system which supports all of the decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The database system is a comprehensive information warehouse that maintains critical information regarding a client throughout the client's relationship with us. The system's purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

[The omitted graphical material includes five rectangular boxes arranged vertically with a downward arrow from each. The boxes are labeled (in order):
Target Marketing, Solicitation (which has three bullet points entitled direct mail, telemarketing and Internet beneath the heading), Application Processing, Account Management, and Collections and Delinquency Management.]

    Our database system captures combinations of client information gathered in the target marketing and solicitation phases of the client relationship and additional data gathered throughout the remainder of the relationship, including client behavior patterns. By combining this information, we have established an analytical database linking static historical data with actual client performance. The following is a partial listing of the data elements maintained by our database system for each phase of the client relationship:

[The omitted graphical material includes four boxes, each one referring to a particular phase of the client relationship. The boxes include a partial listing of data elements. The first box is titled Target Marketing and lists Credit Bureau Data, Demographic Data, Previous Solicitation History, Target Marketing Scores and Risk Scores. The second box is titled Solicitation and Application Processing and lists Credit Bureau Data, Demographic Data, Original Pricing Credit Line Offer and Potential Pricing/Credit Line Offers. The third box is titled Account Management and lists Payment History, Balance, Credit Line, Revenue, Behavior Scores and Transaction Data. The last box is titled Collections and Delinquency Management and lists Payment History, Previous Collections Efforts, Balance, Credit Line and Credit Bureau Data.]

    Our database system enables management to rapidly evaluate and respond to changes in the risk profile of a client throughout the relationship. The intranet interface--the internal computer network which allows management access to the database--provides us with timely and easy access to the data.

[The omitted graphical representation illustrates the Company's use of its database management system to process data gathered throughout the client relationship and to provide CompuCredit management with critical information. The figure consists of three rows of boxes. The first row includes five squares labeled Target Marketing Data, Solicitation and Application Processing, Fee-Based Product Marketing Data, Account Management Data and Collections Data, with arrows from each box to and from the second row which contains one rectangular box labeled Database Management System. The Database Management System rectangular box has an arrow to and from the third row which has a rectangular box labeled CompuCredit Management. An arrow pointing left to right labeled Intranet Interface points to the arrow between the box titled Database Management System and the box CompuCredit Management.]

    The use of a single database system for all phases of the client relationship enables us to continuously refine and optimize target marketing and portfolio management decisions on the basis of continuous feedback. We believe that this capability has been critical in identifying underserved segments which we anticipate will be profitable and which have been overlooked by traditional providers of credit-related products.

TARGET MARKETING SYSTEM

    Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Initially, we developed the systems using randomly selected historical data sets of payment history on all types of consumer loans. Since March 1997, these proprietary risk evaluation systems have included the specific behavior of our clients. Our systems enable us to segment clients into narrower ranges within each FICO score range. The FICO score, developed by Fair, Issac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank-order consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO score ranges enables us to better evaluate credit risk and to price our products more effectively.

    Within each FICO score range, we evaluate every potential client using numerous credit and marketing segmentation methods derived from a variety of data sources. We place potential clients into unique product offering segments based upon combinations of factors reflecting our assessment of credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit and payment capacity. These product offering segments are chosen to meet the following primary target marketing strategies:

    - Marketing to those underserved client segments who have acceptable credit and bankruptcy risk and who have the highest revenue potential within those segments;

    - Providing a variety of general purpose credit cards to satisfy the different financial needs of various segments of the underserved market; and

    - Providing a variety of fee-based ancillary products and services to leverage our relationship with the underserved client.

    We focus our marketing programs on those client segments which have high revenue potential when compared to other segments and demonstrate acceptable credit and bankruptcy risk. We seek to accomplish this by establishing, for each client segment, the appropriate risk-based pricing level that will maintain an acceptable response rate to our direct mail and telemarketing campaigns. To date, we have experienced a response rate that we believe is significantly higher than the overall rate experienced by the credit card industry. The key to our efforts is the use of our unique systems to evaluate credit risk more effectively than the use of FICO scores alone.

    Our client solicitation strategy is to test several differently priced products against pools of potential clients with similar risk characteristics. The results of direct mail, Internet and telemarketing campaigns are continuously monitored and analyzed using our proprietary database system. We also have recently entered into a marketing agreement with a leading prime credit card issuer under which we may be given the opportunity to offer Aspire Visa cards to selected applicants generated by the prime credit card issuer through the Internet and through other channels. We plan to process any applicants who may be referred to us through this arrangement using the same credit and target marketing strategies that we use when originating accounts through other methods.

    We offer our Classic, Gold, Platinum and Aspire Diamond cards in a variety of product offerings varying by the amount of the credit line, the interest rate and the annual fee:

                                                                               AVERAGE
                                                                                AS OF
     CHARACTERISTIC                 RANGE OF INITIAL OFFERINGS            DECEMBER 31, 1999
------------------------  ----------------------------------------------  -----------------
Credit Line               $500 to $10,000                                      $1,853
APR                       Prime rate + 7.40% to Prime rate + 21.75%             27.98%
Annual Fee                $0 to $100                                           $   15

    Product offerings for a particular client are determined by examining a number of factors in the client's credit file, including our assessment of credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit, payment criteria and revenue potential, among other factors.

TARGET MARKETING IN PORTFOLIO ACQUISITIONS

    We anticipate increasing our receivables portfolio through the aggressive use of our target marketing system to originate clients through direct mail, telemarketing and Internet campaigns. We also add accounts by purchasing portfolios of credit card receivables if we believe a substantial portion of the cardholders meet our credit criteria. We may use either or both of these methods of account growth to varying degrees, depending on our assessment of the relative cost of each method. We use the same analytical systems employed in our marketing campaigns to seek to purchase portfolios that are primarily comprised of underserved clients. Our strategy for our purchased portfolios is to use our numerous credit and marketing segmentation methods to select those accounts to which an Aspire credit card will be issued and to use our proprietary account management systems to enhance the performance of the portfolio and to market fee-based ancillary products and services to the new clients. As with the account origination process, each client is evaluated using numerous credit and marketing segmentation methods derived from a variety of data sources. Clients are placed into unique product offering segments based upon combinations of factors reflecting their credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit and payment capacity. We have completed two portfolio acquisitions and expect that we will regularly evaluate other potential portfolio acquisitions.

    Our unique target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating clients through our marketing campaigns. We believe that our ability to evaluate credit risk within FICO score ranges enables us to more accurately determine the portfolio's overall credit risk than many portfolio sellers and many other companies that may bid on portfolio purchases. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final purchase premium or discount does not accurately reflect the credit risk of the portfolio. Conversely, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

    Our target marketing system, which combines our proprietary risk evaluation system with sophisticated techniques for estimating supply of revolving credit, demand for revolving credit and bankruptcy risk, is designed to provide us with a competitive advantage in evaluating the potential profitability of target clients, whether originated by us or purchased. We continuously seek to refine our target marketing system through the development of new analytical segmentation tools and the evaluation of the system's effectiveness on previous marketing campaigns and portfolio acquisitions.

DIRECT MAIL AND TELEMARKETING SOLICITATION

    We use our target marketing strategies to identify potential clients and to assess the type of product offering to be made to each potential client. In each direct mail or telemarketing campaign conducted to date, we have experimented with several combinations of rates, fees and credit limits directed at specific client segments in order to evaluate response rates and further refine our pricing strategies within each client segment and for all client segments as a group. To date, none of our offers have included teaser-rate pricing. Third party print production facilities produce our direct mail campaigns, and we contract with third party telemarketing providers for our telemarketing campaigns. Responses to both direct mail and telemarketing campaigns are then forwarded to us for application processing. The response data received is also integrated into our database system for future analysis and response modeling.

THE INTERNET

    AspireCard.com, Inc., our wholly-owned subsidiary, promotes the Aspire Visa credit card and various other value-added products and services on the Internet using real-time approval of credit card applications online. Applications are received by AspireCard.com on its own web site, WWW.ASPIRECARD.COM. Additionally, we receive applications through the Internet under a marketing agreement with The LendingTree, Inc. In either case, applications received via the Internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to our direct mail and telemarketing campaigns. Once the application has been transmitted, consumers are informed within seconds as to their approval status and the applicable terms of the offer, including the interest rate, annual fee and credit limit. We believe that this capability provides us with a competitive advantage. Although our Internet operations are still in their early stages, we have experienced an increasing Internet account origination volume and decreasing Internet account origination costs. We are currently testing or evaluating several Internet marketing initiatives including the following:

    - referral arrangements and/or partnerships with prime credit card issuers and online retailers,

    - Internet applications in conjunction with regular mail solicitations, and

    - pre-approved direct mailings by e-mail.

APPLICATION PROCESSING

    We contract with third party providers for the data entry of credit card applications resulting from our direct mail solicitations. Application coupons mailed in by clients are keyed by the data entry provider into a machine-readable format. We also use telemarketing vendors to input application data for clients who respond to solicitations via the telephone. Entered application data is electronically transmitted in batches to us for processing by our application processing system.

    We have developed flexible, proprietary methods of evaluating applications using an application processing system that automates the evaluation of client application data. The system utilizes pre-defined criteria to review applicant-provided information and to compare the information to the applicant's original solicitation data and to data from an online credit file that is automatically requested for each applicant. The system performs a series of comparisons of identification information, such as name, address and social security number, from the three data sources to verify that client-supplied information is complete and accurate. Potentially fraudulent applications are declined or held for further review.

    The applicant's online credit file that is obtained after the receipt of his or her response is further evaluated by the system to ensure that the applicant still meets the creditworthiness criteria applied during the original prescreen process. The same credit criteria, proprietary custom models and credit bureau data items used during the initial prescreen selection process are recalculated for each applicant. Applicants still meeting our creditworthiness criteria are designated as "approvals" and assigned a final credit offer.

    Statistics related to response rates and final offers and terms are captured daily for all processed applications and are transferred to our proprietary database for ongoing tracking and analysis.

FEE-BASED PRODUCTS AND SERVICES

    We offer fee-based products and services to our clients, including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance. These fee-based products and services are offered at various times during the client relationship based on tailored marketing lists derived from our database. We currently market all non-credit products and services pursuant to joint marketing agreements with third parties and are continually evaluating additional products we offer to our clients either directly or through continued joint marketing efforts with third party providers of such products and services. Profitability for fee-based products and services is affected by the response rates to product solicitations, the volume and frequency of the marketing programs, the commission rates received from the product providers, the claim rates and claims servicing costs for certain products and the operating expenses associated with the programs. We significantly increased the marketing of these fee-based products and services during 1999. The revenues associated with these products and services are expected to increase in the future as we continue to increase our credit card client base, expand the fee-based product penetration of our client base, and introduce new products.

ACCOUNT AND PORTFOLIO MANAGEMENT

    ONGOING ACCOUNT MANAGEMENT. Our management strategy is to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the active management of transaction authorizations, account renewals, over-limit accounts and credit line modifications. We use an adaptive control system to translate our strategies into the account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard behavior scores used widely in the industry, in order to better segment, evaluate and properly manage the accounts. We believe that by combining external credit file data along with historical and current client activity, we are able to better predict the true risk associated with current and delinquent accounts.

    We monitor authorizations for all accounts. Client credit availability is limited for transaction types which we believe are higher risks such as certain foreign transactions and cash advances. We manage credit lines to reward underserved clients who are performing well and to mitigate losses from delinquent client segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to aggressively reduce credit lines for clients demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance is captured and loaded into our proprietary database for ongoing analysis. We proactively adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues, and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

    CLIENT ADVISORY SERVICES. We have implemented an advisory program to assist our clients in understanding the prudent use of general purpose credit cards. We use our proprietary systems to identify clients who are not delinquent but are exhibiting credit behavior likely to result in delinquency in the future. We assign these accounts to our credit advisors who actively review all account activity and, if necessary, contact the client via letter or telephone. Actions taken by us may include client-friendly advice concerning the prudent use of credit, temporary or permanent reduction in credit line availability, review of the client's full credit report, debts and income, and establishing repayment terms to assist the client in avoiding becoming over-extended.

    Management believes that this client advisory strategy is not widely practiced in the credit card industry. Our advisory program allows us to enhance our relationship with our clients by providing valuable and meaningful assistance while simultaneously contributing to prudent risk management strategies to reduce bad debt losses.

    CLIENT SATISFACTION INITIATIVE. In the fourth quarter of 1999, we began a formal Client Satisfaction program. Members of management, including all members of executive management, surveyed hundreds of our clients about their level of satisfaction with their AspireVisa credit card. We intend to continue this program of surveying our clients, with quarterly participation by members of management. The results will be used to continually improve service levels and minimize attrition of profitable accounts.

    OUTSOURCING. Certain account functions including card embossing/mailing, fraud detection/investigation, cycle billing/payment processing and transaction processing/authorization are performed by Columbus Bank and Trust and Total Systems. In January 1997, we entered into an Affinity Card Agreement with Columbus Bank and Trust, a subsidiary of Synovus Financial Corporation, that provides for the issuance of Aspire credit cards and the performance of the outsourced functions noted above. We have filed an application to organize a state-chartered "credit card" bank under the laws of the State of Georgia which, if organized, will become the issuer of the Aspire credit card. We expect that the ability to issue our own credit cards will provide additional flexibility and enable us to reduce our dependency on third-party service providers. However, CompuCredit intends to continue to outsource certain functions to Columbus Bank and Trust and its affiliate, Total Systems, and has recently renewed its agreement with Columbus Bank and Trust which provides for the servicing of the Aspire accounts in substantially the same manner in which these services are currently being performed.

COLLECTIONS AND DELINQUENCY MANAGEMENT

    Management considers its prior experience in successfully operating professional collection agencies, coupled with its proprietary systems, to be a significant competitive advantage in minimizing delinquencies, bad debt losses and operating expenses associated with the collection process. We use our systems to develop custom collection models that rank-order accounts based on collectability and level of risk. We analyze the output from these models to identify the collection activity most likely to result in curing the delinquency cost-effectively rather than treating all accounts the same based on the mere passage of time, as we believe most creditors do.

    As in all aspects of our risk management strategies, we routinely test alternative strategies and compare the results with existing collection strategies. Results are measured based on delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted as suggested by these results. Management believes that maintaining the ongoing discipline of testing, measuring and adjusting collection strategies will result in minimized bad debt losses and operating expenses. We believe this approach differs significantly from the approach taken by the vast majority of credit grantors that implement collection strategies based on commonly accepted peer group practices.

    We have two collection facilities in metro Atlanta, Georgia totaling 27,000 square feet. We also have a full-time staff with an average experience of over ten years in collections. Management has instituted collector incentive compensation plans similar to those it successfully employed in its prior experience operating professional collection agencies. In addition to our full-time staff, we outsource some of our collection activities. We continuously monitor the performance of our third party providers against that of our staff to determine which is more effective.

SECURITIZATIONS

    We finance the increase of our credit card receivables primarily through securitizations. As we generate or acquire credit card receivables, we securitize the receivables through our master trust or through special purpose entities to third parties. Our current securitization structures typically provide for the daily securitization of all new credit card receivables arising under the securitized accounts. The receivables that are sold through securitization are removed from our balance sheet for financial reporting purposes. Following a sale, we receive cash flows which represent the finance charges and past due fees in excess of the sum of the return paid to investors, servicing fees, credit losses and required amortization payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Card Securitizations" and "--Liquidity, Funding and Capital Resources."

CONSUMER AND DEBTOR PROTECTION LAWS AND REGULATIONS

    Our business is regulated directly and indirectly under several federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose certain disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit and impose certain limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information.

    Changes in any of these laws or regulations, or in their interpretation or application, could significantly harm our business. Various proposals which could affect our business have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, and limiting the use of social security numbers. There have also been proposals in state legislatures in recent years to restrict telemarketing activities, impose statutory caps on consumer interest rates, limit the use of social security numbers and expand consumer protection laws. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on us.

    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law. The Gramm-Leach-Bliley Act creates a new type of bank holding company, a "financial holding company," that may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking and real estate development and investment. The Gramm-Leach-Bliley Act also establishes new privacy requirements applicable to all financial institutions. Financial institutions are required to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, financial institutions must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in certain limited circumstances. Further, financial institutions are barred from sharing credit card numbers, account numbers or access numbers of customers with third-party marketers. State laws that provide a greater degree of privacy protection are not preempted by federal law.

    Although we believe that we and Columbus Bank and Trust are currently in compliance with applicable statutes and regulations, there can be no assurance that we or Columbus Bank and Trust will be able to maintain such compliance. The failure to comply with applicable statutes or regulations could significantly harm our results of operations or financial condition. In addition, because of the consumer-oriented nature of the credit card industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws, and consumer law torts, including fraud. Although we currently are not involved in any material litigation, the institution of any material litigation or a significant judgment against us or Columbus Bank and Trust or within the industry in connection with any such litigation could have a material adverse effect on our results of operations or financial condition.

    The National Bank Act of 1864 authorizes national banks to charge clients interest at the rates allowed by the laws of the state in which the bank is located, regardless of any inconsistent law of the state in which the bank's clients are located. A similar right is granted to state institutions such as Columbus Bank and Trust in the Depository Institutions Deregulation and Monetary Control Act of 1980. In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller of the Currency's interpretation that interest includes late payment fees, insufficient funds fees, over-limit fees and certain other fees and charges associated with credit card accounts. This decision does not directly apply to state institutions such as Columbus Bank and Trust. Although several courts have upheld the ability of state institutions to export certain types of fees, a number of lawsuits have been filed alleging that the laws of certain states prohibit the imposition of late fees. If the courts do not follow existing precedents, Columbus Bank and Trust's ability to impose certain fees could be adversely affected, which could significantly harm our results of operations or financial condition.

    We do not currently own a bank. However, if we charter a bank, we expect that bank to become the issuer of the Aspire credit card. Any bank we charter would be subject to the various state and federal regulations generally applicable to such institutions, including restrictions on the ability of the bank to pay dividends to us.

COMPETITION

    We face intense and increasing competition from other consumer lenders. In particular, our credit card business competes with national, regional and local bank card issuers, and with other general-purpose credit card issuers, including American Express, Discover and issuers of Visa and MasterCard. We also compete with retail credit card issuers, such as department stores and oil companies, and other providers of unsecured credit. Large credit card issuers may compete with us for clients by offering lower interest rates and fees. In addition, new issuers have entered the market in recent years. Many of these competitors are substantially larger than we are and have greater financial resources. Clients choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. For this reason, client loyalty is often limited. We may lose entire accounts, or may lose account balances, to competing credit card issuers.

    Our competitors are continually introducing new tactics to attract clients and increase their market share. The most heavily-used techniques are advertising, target marketing, balance transfers, price competition, incentive programs and using the name of a sports team or a professional association on their credit cards, or "co-branding." In response to competition, some issuers of credit cards have lowered interest rates and offered incentives to retain existing clients and attract new ones. These competitive practices, as well as competition that may develop in the future, could harm our ability to obtain clients and maintain its profitability.

    The Gramm-Leach-Bliley Act repeals the Glass-Steagall Act of 1933, which separated commercial and investment banking, and eliminates the Bank Holding Company Act's prohibition on insurance underwriting activities by bank holding companies. As a result, the Gramm-Leach-Bliley Act permits the affiliation of commercial banks, insurance companies and securities firms. This change may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks and likely will increase the number of competitors in the banking industry and the level of competition for banking products, including credit cards.

EMPLOYEES

    As of December 31, 1999, we had 211 employees, substantially all of whom are located in Georgia. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

TRADEMARKS

    Aspire, CompuCredit, Aspire Diamond, Aspire Rapid Miles and For Everything You Aspire To Be are registered trademarks of CompuCredit. Aspire Bank, AspireCard, CompuCredit Bank, Get On Get Yours, Para Todo Lo Que Aspira A' Ser and Transforming Information into Value are trademarks of CompuCredit, and applications to register these trademarks are pending. We consider these trademarks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

PROPRIETARY RIGHTS AND LICENSES

    We regard our database management system and our customer selection and risk evaluation criteria as confidential and proprietary. We initially developed our pre-screen customer selection criteria under a contract with a national credit bureau; however, we own all intellectual property rights in the resulting model. Our database management system has been developed by a third party developer under a contract pursuant to which we hold an exclusive, perpetual license to use, copy, execute, display and reproduce the software constituting our database management system. The third party developer owns this software, subject to our license. The third party developer also has granted to CompuCredit a nonexclusive license to use, copy or display for internal use a system that automates the evaluation of client application data, which, among other things, provides us with real-time access to credit information concerning our target market and our customers. The third party developer continues to provide substantially all of the computer software design and implementation services we require in the continuing refinement and use of our computer software systems. The third party developer has granted to us a right of first refusal during the term of the agreement in the event the developer wishes to sell or otherwise transfer any of its ownership rights in certain of the software it licenses to us. In addition, we have the right to acquire the entity that owns the database management system software for a purchase price of $2.4 million at any time beginning September 23, 2000 and ending 12 months after the termination of the agreement with the third party developer. The initial term of this agreement, which is subject to extension or early termination under certain circumstances, expires on September 23, 2000.

                                  RISK FACTORS

    IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, SET FORTH BELOW ARE FACTORS THAT WE BELIEVE MAY AFFECT OUR PERFORMANCE OR CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FORWARD-LOOKING STATEMENTS THAT WE HAVE MADE OR MAY MAKE IN THE FUTURE. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. THESE RISKS ARE THE ONES WE CONSIDER TO BE SIGNIFICANT AT THIS TIME. WE MIGHT BE WRONG. THERE MAY BE RISKS THAT YOU IN PARTICULAR VIEW DIFFERENTLY THAN WE DO, AND THERE ARE OTHER RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY CONSIDER IMMATERIAL, BUT THAT MAY IN FACT IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OF OUR LIMITED OPERATING HISTORY.

    THERE IS A LACK OF HISTORICAL INFORMATION AVAILABLE FOR OUR
INVESTORS. Because we were formed in August 1996, investors have limited information on which to evaluate our future operating results and business prospects.

    WE HAVE LIMITED EXPERIENCE WITH OUR RECEIVABLES. We have limited underwriting, servicing, delinquency and default experience with our credit card receivables, which may limit the usefulness or reliability of our historical information.

OUR PORTFOLIO PURCHASES MAY CAUSE FLUCTUATIONS IN REPORTED MANAGED LOAN DATA,
  WHICH MAY REDUCE THE USEFULNESS OF HISTORICAL MANAGED LOAN DATA IN EVALUATING OUR BUSINESS.

    Our reported managed loan data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. Portfolio acquisitions currently account for a significant portion of our credit card receivables and may account for a significant portion of our credit card receivables in the future. As of December 31, 1999, purchased receivables represented 26.8% of our total portfolio.

    Credit card receivables included in purchased portfolios may have been originated using credit criteria different from our criteria. As a result, some of these receivables have a different credit quality than receivables we originated. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge-off rates than the receivables previously originated and purchased by us. These receivables may also earn different interest rates and fees than other similar receivables in our receivables portfolio. To the extent these factors occur, our reported managed loan data may fluctuate substantially in future periods.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL AND LIQUIDITY NEEDS OR MAY BE FORCED
  TO RELY ON MORE EXPENSIVE FUNDING SOURCES TO SUSTAIN OUR GROWTH.

    We will require additional capital in the future, and we may not be able to sell debt or equity securities, securitize our receivables or borrow additional funds on a timely basis or on terms that are acceptable to us. Our cash requirements exceed the amount of cash we generate from operations. We have financed substantially all of our originated and purchased receivables through securitizations. If additional or future securitization transactions are not available on terms we consider acceptable, we may have to rely on other more expensive funding sources, may not be able to grow or may have to reduce our managed loans outstanding. As recently as the fourth quarter of 1998, disruptions in the credit markets adversely affected the ability of companies like us to raise money from these sources. Furthermore, our ability to securitize our assets depends on the continued availability of credit enhancement on acceptable terms and the continued favorable legal, regulatory, accounting and tax environment for these transactions.

THE TERMS WE NEGOTIATE ON OUR FUTURE SECURITIZATIONS MAY NOT BE AS FAVORABLE TO
  US AS THE TERMS OF OUR EXISTING SECURITIZATIONS, WHICH COULD INCREASE OUR FINANCING COSTS.

    Because the terms of our securitizations are negotiated with each investor in the securitizations, the terms of our future securitizations may not be as favorable to us as the terms of our existing securitizations. We believe that we have negotiated favorable terms for our current securitizations, including the amounts the investors in the securitizations pay us when the receivables are securitized. Because of our reliance on securitizations, any failure by us to obtain terms in future securitizations that are as advantageous to us as the terms of our current securitizations could increase our financing costs and reduce our net income.

BECAUSE A SIGNIFICANT PORTION OF OUR REPORTED INCOME IS BASED ON OUR
  MANAGEMENT'S ESTIMATES OF THE PERFORMANCE OF SECURITIZED RECEIVABLES, DIFFERENCES BETWEEN ACTUAL AND EXPECTED PERFORMANCE OF THE RECEIVABLES MAY CAUSE FLUCTUATIONS IN NET INCOME.

    Securitization income from the sale of receivables in our securitization transactions and income from retained interests in credit card receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based primarily on management's estimates of cash flows we expect to receive from the securitized receivables. Differences between actual and expected performance of the receivables may cause fluctuations in our net income. The expected cash flows are based on management's estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance.

THE TIMING AND SIZE OF SECURITIZATIONS MAY CAUSE FLUCTUATIONS IN QUARTERLY
  INCOME.

    Substantial fluctuations in the timing or the volume of receivables securitized will cause fluctuations in our quarterly income. Factors that affect the timing or volume of securitizations include the growth in our receivables, market conditions and the approval by all parties of the terms of the securitization.

INCREASES IN EXPECTED LOSSES AND DELINQUENCIES MAY CAUSE US TO INCUR LOSSES ON
  OUR SECURITIZED RECEIVABLES AND PREVENT US FROM CONTINUING TO SECURITIZE RECEIVABLES IN THE FUTURE ON SIMILAR TERMS.

    If the actual amounts of delinquencies and losses that occur in our securitized receivables are greater than our expectations, the value of our retained interests in the securitization transactions may be impaired. In addition, we may be required to repay investors in the securitizations earlier than expected, reducing funds available to us for future growth. Greater than expected delinquencies and losses could also impact our ability to complete other securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to rely on other funding sources to the extent available.

UNLESS WE OBTAIN A BANK CHARTER, WE CANNOT ISSUE CREDIT CARDS OTHER THAN THROUGH
  AN AGREEMENT WITH A BANK.

    Because we do not have a bank charter, we currently cannot issue credit cards other than through an agreement with a bank. We issue our Aspire credit card under an agreement with Columbus Bank and Trust. Unless we obtain a bank charter, we will continue to rely upon Columbus Bank and Trust to issue credit cards to our clients. If our agreement with Columbus Bank and Trust were terminated or otherwise disrupted, there is also a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

BECAUSE WE OUTSOURCE OUR ACCOUNT PROCESSING FUNCTIONS, ANY DISRUPTION OR
  TERMINATION OF THAT OUTSOURCING RELATIONSHIP COULD HARM OUR BUSINESS.

    We outsource account processing functions for the Aspire accounts pursuant to an agreement with Columbus Bank and Trust and its affiliate, Total Systems. If this agreement were terminated or otherwise disrupted, there is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business. For additional information on services provided to us by third parties, see "Item 1. Business--Account and Portfolio Management."

WE MAY BE UNABLE TO SUSTAIN AND MANAGE OUR GROWTH.

    If we cannot sustain or manage our growth, we may experience fluctuations in net income or sustain net losses. We have rapidly and significantly expanded our operations and our credit card receivables portfolio. We plan to continue to increase our credit card receivables portfolio. We may not be able to manage the following factors that affect our growth:

    - growth in both existing and new account balances;

    - the degree to which we lose accounts and account balances to competing credit card issuers;

    - levels of delinquencies and credit losses;

    - the availability of funding, including securitizations, on favorable terms;

    - our ability to attract new clients through originations or portfolio purchases;

    - the level of costs of soliciting new clients;

    - the level of response to our solicitations;

    - our ability to employ and train new personnel;

    - our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

    - general economic and other factors beyond our control.

WE MAY NOT SUCCESSFULLY EVALUATE THE CREDITWORTHINESS OF OUR CLIENTS AND MAY NOT
  PRICE OUR CREDIT PRODUCTS SO AS TO REMAIN PROFITABLE.

    We may not successfully evaluate the creditworthiness of our clients and may not price our credit products so as to remain profitable. Our target market generally has a higher risk of nonpayment, higher frequencies of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery, and consumers who are establishing or expanding their credit.

LACK OF SEASONING OF OUR CREDIT CARD PORTFOLIO MAY RESULT IN INCREASED
  DELINQUENCIES AND DEFAULTS.

    A portfolio of older accounts generally behaves more predictably than a newly originated portfolio. As of December 31, 1999, 73.2% of our total portfolio was originated receivables and most of these originated receivables were less than two years old. In general, as the average age of an originated credit card receivables portfolio increases, delinquency and charge-off rates can be expected to increase and then stabilize. As a result, we expect the overall delinquency and charge-off rates on our originated portfolio to fluctuate as we add new accounts and to increase as the average age of our originated accounts increases.

Any increases in delinquencies and charge-offs beyond our expectations will impair the value of our retained interests in the securitization transactions, may reduce the funds available for our future growth and may hinder our ability to complete other securitizations in the future.

WE MAY BE REQUIRED TO PAY TO INVESTORS IN OUR SECURITIZATIONS AN AMOUNT EQUAL TO
  THE AMOUNT OF SECURITIZED RECEIVABLES IF REPRESENTATIONS AND WARRANTIES MADE TO US BY SELLERS OF THE RECEIVABLES ARE INACCURATE.

    The representations and warranties made to us by sellers of receivables we purchased may be inaccurate. We rely on these representations and warranties when we make our own representations and warranties to investors in the securitizations of these receivables. If we rely on an inaccurate representation or warranty made by a seller, we may be required to pay to the investors an amount equal to the amount of the securitized receivables. Although we have rights to indemnification by the sellers of the receivables for some of the payments we must make to investors in our securitizations and may obtain similar indemnification rights from sellers of portfolios purchased in the future, we may not be able to enforce our indemnification rights. Additionally, these indemnification rights, if enforceable, may not be sufficient in each case to reimburse us fully for any of these payments.

SEASONAL CONSUMER SPENDING MAY RESULT IN FLUCTUATIONS IN OUR NET INCOME.

    Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our clients may charge more and carry higher balances during the year-end holiday season and before the beginning of the school year, resulting in corresponding increases in managed loans and receivables securitized during those periods.

DEPARTURE OF KEY PERSONNEL COULD HARM OUR OPERATIONS.

    We depend upon the skills and experience of our executive officers. We have entered into employment agreements with our executive officers, which contain confidentiality and non-compete provisions, but we cannot assure you that these persons will not leave us to pursue other opportunities. The loss of the services of David G. Hanna, our President, Richard W. Gilbert, our Chief Operating Officer, Brett M. Samsky, our Chief Financial Officer, or Richard R. House, Jr., our Chief Credit Officer, could harm our operations. We do not maintain key-man life insurance on any executive officer.

INCREASES IN INTEREST RATES MAY INCREASE OUR COST OF FUNDS AND MAY REDUCE THE
  PAYMENT PERFORMANCE OF OUR CLIENTS.

    Increases in interest rates may increase our cost of funds, which could significantly affect our results of operations and financial condition. Our credit card accounts have variable interest rates. Significant increases in these variable interest rates may reduce the payment performance of our clients.

UNPREDICTABLE ECONOMIC AND OTHER FACTORS COULD REDUCE CREDIT CARD USAGE AND
  INCREASE CREDIT LOSSES.

    Because our business is directly related to consumer spending, any sustained period of economic slowdown or recession could harm our results of operations or financial condition. During periods of economic slowdown or recession, we expect to experience a decreased demand for our products and services and an increase in rates of delinquencies and the frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher in the future under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the underserved market. Moreover, because we have not experienced adverse general economic conditions since we began originating accounts, we may not accurately anticipate the effect of adverse economic conditions on the delinquency and credit loss rates on our accounts. There is also a risk that, regardless of general economic conditions, increasing numbers of credit cardholders may default on the payment of their outstanding balances or seek protection under bankruptcy laws, and that fraud by cardholders and third parties will increase.

CONSUMER PROTECTION LAWS MAY MAKE COLLECTION OF CREDIT CARD ACCOUNT BALANCES
  MORE DIFFICULT OR MAY EXPOSE US TO THE RISK OF LITIGATION.

    Any failure to comply with legal requirements by Columbus Bank and Trust, as the issuer of the Aspire credit card, or by us or Columbus Bank and Trust, as the servicer of the Aspire credit card accounts, could significantly impair our ability or the ability of Columbus Bank and Trust to collect the full amount of the credit card account balances and may expose us or Columbus Bank and Trust to the risk of litigation under state and federal consumer protection statutes, rules and regulations. Our operations and the operations of Columbus Bank and Trust are regulated by federal, state and local government authorities and are subject to various laws, rules and regulations, as well as judicial and administrative decisions imposing requirements and restrictions on our business. Due to the consumer-oriented nature of the credit industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. The institution of any litigation of this nature or any judgment against us or any other industry participant in any litigation of this nature could adversely affect our business and financial condition in a variety of ways. For more information regarding consumer and debtor protection laws applicable to us and Columbus Bank and Trust, see
"Item 1. Business--Consumer and Debtor Protection Laws and Regulations."

CHANGES IN LAW MAY INCREASE OUR CREDIT LOSSES AND ADMINISTRATIVE EXPENSES,
  RESTRICT THE AMOUNT OF INTEREST AND OTHER CHARGES IMPOSED ON THE CREDIT CARD ACCOUNTS OR LIMIT OUR ABILITY TO MAKE CHANGES TO EXISTING ACCOUNTS.

    Numerous legislative and regulatory proposals are advanced each year which, if adopted, could harm our profitability or limit the manner in which we conduct our activities. Changes in federal and state bankruptcy and debtor relief laws may increase our credit losses and administrative expenses. More restrictive laws, rules and regulations may be adopted in the future which could make compliance more difficult or expensive, further restrict the amount of interest and other charges imposed on credit card accounts we originated or marketed, limit our ability to make changes to the terms on existing accounts or otherwise significantly harm our business.

IF WE OBTAIN A BANK CHARTER, ANY CHANGES IN APPLICABLE STATE OR FEDERAL LAWS
  COULD ADVERSELY AFFECT OUR BUSINESS.

    If we obtain a bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. We are unable to predict the effect of any future changes of applicable state and federal laws or regulations, but such changes could adversely affect the bank's business and operations.

INTENSE COMPETITION FOR CREDIT CARD CUSTOMERS MAY CAUSE US TO LOSE ACCOUNTS OR
  ACCOUNT BALANCES TO COMPETITORS.

    We may lose entire accounts, or may lose account balances, to competing card issuers that offer lower interest rates and fees or other more attractive terms or features. We believe that clients choose credit card issuers largely on the basis of interest rates, fees, credit limits and other product features. For this reason, client loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank card issuers and with other general purpose credit card issuers, including American Express*, Discover* and issuers of Visa* and MasterCard* credit cards. Some of these competitors may already use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. The recently enacted Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. See "Item 1. Business--Competition."

ADVERSE PUBLICITY MAY IMPAIR ACCEPTANCE OF OUR PRODUCTS.

    Critics of the credit card industry have in the past focused on marketing practices that they claim encourage consumers to borrow more money than they should, as well as on pricing practices that they claim are either confusing or result in prices that are too high. Increased criticism of the industry or criticism of us in the future could hurt client acceptance of our products or lead to changes in the law or regulatory environment, either of which would significantly harm our business.

OUR SOFTWARE SYSTEMS AND THE SOFTWARE SYSTEMS OF OUR OUTSIDE VENDORS MAY BE
  HAMPERED BY DEFICIENCIES RELATING TO THE YEAR 2000 PROBLEM.

    Our software systems and the software systems of our outside vendors may be hampered by deficiencies relating generally to formatting and date calculations stemming from the year 2000, commonly known as the year 2000 problem. Any failure of our software systems or the software systems of our outside vendors may significantly impair our business. As of March 1, 2000, we have not experienced any significant year 2000 problems, and we are not aware of any year 2000 problems experienced by our outside vendors that have significantly affected us; however, the existence, nature and scope of any year 2000 problems that we or our outside vendors may experience cannot be accurately predicted at this time. To the extent that any year 2000 problems associated with our software systems and the systems of our vendors are more extensive than management currently anticipates, correction of these problems could significantly harm our results of operations or financial condition.

    For more detailed information on year 2000 problems, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

DUE TO THE LACK OF HISTORICAL EXPERIENCE WITH INTERNET CLIENTS, WE MAY NOT BE
  ABLE TO SUCCESSFULLY TARGET THESE CLIENTS OR EVALUATE THEIR CREDITWORTHINESS.

    There is less historical experience with respect to the credit risk and performance of credit card clients acquired over the Internet. As part of our growth strategy, we may expand our origination of credit card accounts over the Internet. We may not be able to successfully target and evaluate the creditworthiness of these potential clients. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products. To the extent that we rely on the Internet for new account growth, we could experience any or all of the following:

    - a greater number of cardholder payment defaults or other unfavorable payment behavior;

    - an increase in fraud by our cardholders and third parties; and

    - changes in the traditional patterns of cardholder loyalty and usage.

    Moreover, general economic factors, such as the rate of inflation, unemployment levels and interest rates may affect these clients more severely than other market segments, which could increase our delinquencies and losses.

INTERNET SECURITY BREACHES COULD DAMAGE OUR REPUTATION AND BUSINESS.

    Internet security breaches could damage our reputation and business. As part of our growth strategy, we may expand our origination of credit card accounts over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence in our products and services offered over the Internet. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer application and transaction data transmitted over the Internet. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. Moreover, consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to solicit new account holders over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

ITEM 2. PROPERTIES

    Our principal executive offices, comprising approximately 23,000 square feet, and our operations centers and collection facilities, comprising approximately 36,000 square feet, are located in leased premises in Atlanta, Georgia. We believe that our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as our needs require.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any legal proceeding that management believes is reasonably likely to have a material adverse effect on CompuCredit's financial position or results of operations. We could become involved in litigation from time to time relating to claims arising out of the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Our common stock has traded on the Nasdaq National Market under the symbol "CCRT" since our initial public offering in April 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market. As of January 4, 2000, there were approximately 37 holders of our common stock, not including persons whose stock is held in nominee or "street name" accounts through brokers.

1999                                                              HIGH           LOW
----                                                           -----------   -----------
2nd Quarter (April 23, 1999 through June 30, 1999)..........        21 1/8        12 1/8
3rd Quarter.................................................        25 5/8        16 1/4
4th Quarter.................................................       39 1/16        18 3/8

    The closing price of our common stock on the Nasdaq National Market on March 15, 2000 was 35 7/8. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. We currently are prohibited from paying cash dividends on our common stock by our revolving credit agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Funding and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth, for the periods indicated, certain selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We have derived the following selected financial data, except for the selected credit card data, for the years ended December 31, 1999, 1998 and 1997 and the period from our inception on August 14, 1996 to December 31, 1996 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors.

    In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain interests in the receivables that are sold, and have limited rights to receive cash in the future as the sold receivables are collected. We remove the sold receivables from our balance sheet and record a gain on the sale. The gain represents the estimated net present value of the cash flows we expect to receive in the future. Our balance sheet includes the retained interests and the estimated net present value of the expected cash flows. These amounts are classified on the balance sheet as "Retained Interests in Credit Card Receivables Securitized." The securitization transactions do not affect the relationship that we have with our clients, and we continue to service the credit card receivables. We analyze our financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on our balance sheet because the performance of those receivables will affect the future cash flows we actually receive on the receivables. The information in the following table under "Selected Credit Card Data" is presented on this managed loan basis.

    During 1998, we purchased two portfolios of credit card receivables at substantial discounts from the face amount of the credit card receivables outstanding. The discounts totaled $284.5 million at the time of purchase. A portion of the discount relates to receivables we identified as being at or near charge-off at the time of purchase. There were approximately 52,000 of these accounts, representing 25.9% of the accounts purchased, with $137.2 million of outstanding receivables at the time of purchase. We have excluded these receivables from all managed loan data presented in this Annual Report on Form 10-K We have divided the remaining portion of the $284.5 million discount into two components. The first component of approximately $87.5 million relates to the credit quality of the remaining receivables in the portfolios and reflects the difference between the purchased face amount of the receivables and the future cash collections that our management expects to receive from the receivables. For purposes of reporting pro forma charge-off ratios on managed loans, we have used this discount related to credit quality to offset a portion of actual net charge-offs. The second component of the remaining discount, which was approximately $59.8 million, is unrelated to the credit quality of the receivables, and this component is being added into interest income for purposes of managed loan reporting.

    The net interest margins presented below under "Selected Credit Card Data" include our net interest and late fee income on a managed loan basis less actual cost of funds on an annualized basis. These net interest margins also take into account all costs associated with asset securitizations, including the interest paid to the investors and the amortization of the portion of the discount on our purchased portfolio that is in excess of discounts related to credit quality. The net charge-off ratios presented below reflect actual principal amounts charged off, less recoveries, as a percentage of average managed loans on an annualized basis. The delinquency ratios presented below represent credit card receivables that were at least 60 days past due at the end of the period.

                                                   PERIOD FROM          YEAR ENDED DECEMBER 31,
                                                AUGUST 14, 1996 TO   ------------------------------
                                                DECEMBER 31, 1996     1997        1998       1999
                                                ------------------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Interest income...............................         $  --         $ 2,658    $    256   $  2,094
Interest expense..............................            --             361         536         --
                                                       -----         -------    --------   --------
  Net interest income (expense)...............            --           2,297        (280)     2,094
Provision for loan losses.....................            --           1,422          --         --
Securitization income.........................            --             628      13,596     12,470
Income from retained interests in credit card
  receivables securitized.....................            --              --      25,483     88,800
Other operating income........................            --           1,383      19,237     45,413
Other operating expense.......................           148           3,611      17,127     55,499
                                                       -----         -------    --------   --------
  Income (loss) before income taxes...........          (148)           (725)     40,909     93,278
Income taxes..................................            --              --     (15,479)   (34,267)
                                                       -----         -------    --------   --------
Net income (loss).............................         $(148)        $  (725)   $ 25,430   $ 59,011
                                                       =====         =======    ========   ========
Net income (loss) attributable to common
  shareholders................................           n/a         $(1,341)   $ 23,630   $ 58,429
                                                                     =======    ========   ========
Net income (loss) per share...................           n/a         $ (0.04)   $   0.74   $   1.55
                                                                     =======    ========   ========

                                                                         AT DECEMBER 31,
                                                            -----------------------------------------
                                                              1996       1997       1998       1999
                                                            --------   --------   --------   --------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Retained interests in credit card receivables
  securitized.............................................    $ --     $15,037    $65,184    $165,572
Total assets..............................................     253      20,215     87,583     223,858
Shareholders' equity......................................     152      19,127     54,510     176,363

                                                                            AT OR FOR THE
                                                  PERIOD FROM          YEAR ENDED DECEMBER 31,
                                               AUGUST 14, 1996 TO   ------------------------------
                                               DECEMBER 31, 1996     1997        1998       1999
                                               ------------------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
SELECTED CREDIT CARD DATA:
Total average managed loans..................      $        --      $11,151    $306,706   $589,820
Period-end total managed loans...............      $        --      $27,899    $503,985   $898,691
Period-end total managed accounts............               --           45         343      1,181
Net interest margin..........................               --%        19.4%       19.9%      22.1%
Net charge-off ratio.........................               --          3.6        13.2       13.3
Pro forma charge-off ratio...................               --          3.6         3.4        4.6
Delinquency ratio............................               --          5.3         8.6        6.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH
"ITEM 6--SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED HEREIN.

GENERAL

    CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its clients for which it earns fees. In June 1999, we established a marketing presence on the Internet by entering into a marketing agreement with The LendingTree, Inc., an online loan marketplace. Additionally, in July 1999, we launched our website WWW.ASPIRECARD.COM through our wholly-owned subsidiary AspireCard.com, Inc. Applications received via the Internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to our direct mail and telemarketing campaigns.

    Consumer credit product revenues consist of (1) interest income on outstanding revolving credit card receivables, (2) credit card fees, including annual membership, cash advance, over-limit, past-due and other credit card fees, and (3) interchange fees, which are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Non-interest income includes securitization income, income from retained interests in credit card receivables securitized, servicing income and fee-based product revenues. The expenses relating to consumer credit products are typically the costs of funding our receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing and servicing expenses.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of this Annual Report on Form 10-K and other factors discussed in this section, there is a risk that our actual experience will differ from the expectations and beliefs reflected in the forward-looking statements in this section. See "Cautionary Notice Regarding Forward-Looking Statements."

CREDIT CARD SECURITIZATIONS

    We have securitized a substantial portion of our credit card receivables. Our securitization transactions involve the sale of our credit card receivables to a separate entity. The entity is either a corporation or a trust that has been created by us exclusively to purchase receivables. The entity purchases the receivables from us using cash generated from selling interests in the receivables to investors. The investors in our securitization transactions are commercial paper conduits administered by major banking institutions. A commercial paper conduit is a company that issues short-term debt securities backed by financial assets such as credit card receivables.

    We have entered into agreements with investors which specify the conditions and price of each sale including the total amount of receivables the investor is committing to purchase from us. The agreements include terms and conditions that are similar to those included in bank loan agreements and define our duties to service the securitized receivables. We are required by the agreements to remit collections on the receivables to the investors in the securitizations. The agreements also include representations and warranties regarding the receivables and financial performance measures that must be met in order for us to continue to securitize receivables and in order for us to receive any additional cash from the collections of the receivables.

    After an initial purchase by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables. This is referred to as a revolving period. At the end of the revolving period, the investment of collections in new receivables ends and collections are instead used to repay the investors. The period during which investors are being repaid is referred to as an amortization period. The amortization period may begin at a specific point in time determined under the agreements or it may be caused by specified events including deterioration in the quality of the receivables purchased or a material adverse change in our financial condition. A breach of a representation or warranty made by us could also cause an amortization period to begin.

    The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of overcollateralization, which means that we sell the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own. The investors in the securitized receivables have no recourse against us for our cardholders' failure to pay their credit card loans; however, most of our retained interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our retained interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

    We will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest rates, fees and other charges paid on the receivables, and their delinquency and loss rates.

    In each securitization, we receive cash, retain an interest in the receivables that are securitized, and have rights to receive cash in the future as the securitized receivables are collected. The future cash flows are commonly referred to as interest-only strips. Although we continue to service the underlying credit card receivables and maintain the client relationships, these transactions are treated as sales under generally accepted accounting principles and the securitized receivables are not reflected on our consolidated balance sheet. The retained interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Amounts Due from Securitization on our balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

    We have adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" for all of our securitization transactions. Under Statement
No. 125, gains are recognized at the time of each sale. These gains are based on the estimated fair value of the retained interests, which are based on the estimated present value of the cash flows we expect to receive over the estimated outstanding life of the receivables. The expected cash flows are based on estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

    Retained Interests in Credit Card Receivables Securitized on our balance sheet are calculated in accordance with the provisions of Statement No. 125. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Estimates used in the determination of the gains and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside our control, and, as a result, these estimates could materially change.

    The securitization transactions do not affect the relationship we have with our clients, and we continue to service the credit card receivables. As of December 31, 1999, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either provide the servicing or contract with third party service providers.

    The table below summarizes our securitization activity.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Proceeds from securitizations...............................  $12,650    $402,272   $448,230
Excess cash flows received on retained interests............      995      36,667     92,804
Pretax securitization income................................      628      13,596     12,470

    Finance charges and past due fees collected in excess of servicing fees and periodic interest payments are available to absorb the investors' share of credit losses. Investors bear the risk of credit losses on the underlying receivables to the extent that credit losses, servicing fees and periodic interest payments required by the investors exceed finance charges and past due fees earned on the receivables and our retained interests in the receivables pool. Investors in our securitization programs are generally entitled to receive principal payments either through monthly payments during an amortization period or in one lump sum from the proceeds of issuances of additional certificates or participation interests in the receivables pool.

    As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. We did not have purchased receivables for the year ended December 31, 1997. This excess cash totaled $29.5 million for the year ended December 31, 1998 and $42.1 million for the year ended December 31, 1999. The increase in 1999 is due to the timing of our purchases of receivables. We purchased our first portfolio of receivables during the three months ended June 30, 1998, and thus did not receive or pay to the investors any excess cash until that period. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us. In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

MANAGED LOAN PORTFOLIO

    We analyze our financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on our balance sheet, because the performance of our securitized receivables will affect the future cash flows we actually receive on the receivables.

    The table set forth below indicates our net interest margin and our operating ratio on a managed loan basis. The table also indicates the ending and average managed loans and the number of managed accounts. Interest income for us on a managed loan basis includes all net interest and late fee income on all outstanding loans less all costs associated with securitizations, including the interest expense paid to the investors. Our operating ratio includes all expenses associated with our business on a managed basis, other than marketing expenses and ancillary product expenses, and is expressed as a percentage of average managed loans.

    During 1998, we purchased two portfolios of credit card receivables with outstanding receivables balances at the time of purchase of $579.7 million. The presented managed loan data excludes certain of these receivables and the related accounts which at the time of purchase were closed accounts in a certain delinquency status. Management believes that these accounts were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. As a result, management believes that it would have had very little opportunity to influence the delinquency or default rates of these accounts prior to charge-off. We therefore excluded these accounts, the receivables and any activity in the accounts since the date of purchase from any managed loan data presented. At the time of the purchases, there were approximately 52,000 such accounts, representing 25.9% of the accounts purchased and $137.2 million of the $579.7 million outstanding receivables purchased.

    The portfolios acquired during 1998 were purchased at substantial discounts. A portion of the discount at the time of purchase related to the credit quality of the remaining loans in the portfolio and reflects the difference between the purchased face amount of the receivables and the future cash collections management expects to receive with respect to the purchased face amount. The substantial discount we received on the purchased portfolio exceeds the discount we ascribed to the credit quality of the purchased receivables. We are reporting this excess discount as additional interest income over the life of the portfolio for managed loan reporting and are amortizing it into interest income using the interest method.

                                                 AT OR FOR THE THREE MONTHS ENDED
                              -----------------------------------------------------------------------
                              SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                1998         1998        1999         1999        1999         1999
                              ---------    --------    ---------    --------    ---------    --------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Period-end total managed
  loans.....................  $406,297     $503,985    $487,747     $526,217    $667,063     $898,691
Period-end total managed
  accounts..................       249          343         382          633         927        1,181
Total average managed loan
  portfolio.................  $402,751     $449,028    $500,419     $496,859    $592,379     $769,624
Net interest margin on
  managed loans,
  annualized................      19.3%        18.9%       19.8%        21.0%       23.1%        23.6%
Operating ratio.............       3.9          7.0         6.6          7.6         9.1          8.7

    Our net interest margins are influenced by a number of factors, including the timing and size of portfolio purchases and the level of our charge-offs. Purchased portfolios typically have lower interest rates and late fees until we convert the accounts to Aspire Visa accounts. When we convert accounts to Aspire Visa accounts, we reprice the accounts to interest rates and fees that are similar to those on accounts we have originated through our solicitation process. We typically convert the accounts within six months of purchase. Fluctuations in our charge-off ratios also affect our net interest margins. At charge-off, the interest and late fees on an account are deducted from interest income in the current period.

    Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses. Our operating ratio has increased because as our portfolio has grown, we have spent more on our infrastructure, our collections operations, our Internet technology and our database management system. These expenses along with the direct costs of servicing our accounts have increased our operating ratios during 1998 and 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net income for the year ended December 31, 1999 was $59.0 million, or $1.55 per share, an increase of $33.6 million over net income of $25.4 million for the year ended December 31, 1998. The increase was partially a result of a $63.3 million increase in income from retained interests in credit card receivables securitized. On February 10, 1999 and October 14, 1999, third party investors purchased the outstanding undivided interest in some of our securitization structures for cash. In each case, the price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. In the February 1999 transaction, the excess totaled $30.1 million, of which $5.0 million was deposited into a reserve account to serve as a credit enhancement that was required by the new investors. The remaining $25.1 million was remitted to our wholly owned subsidiary created in connection with the securitization. In October 1999, excess cash totaling $53.7 million was remitted to our wholly owned subsidiaries. This amount exceeded the change in our retained interests in credit card receivables securitized by $18.1 million, and the excess was recorded as income from retained interests in credit card receivables securitized.

    The changes in operating results were also largely attributable to the growth in managed loans from $504.0 million at December 31, 1998 to $898.7 million at December 31, 1999. The increase in managed loans was the result of direct mail and telemarketing campaigns.

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $26.2 million from $19.2 million for the year ended December 31, 1998 to $45.4 million for the year ended December 31, 1999. The increase is primarily due to the increase in customer purchases of our fee-based products and the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

    Other operating expenses increased to $55.5 million for the year ended December 31, 1999, from $17.1 million for the year ended December 31, 1998. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional credit card servicing costs.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net income for the year ended December 31, 1998 was $25.4 million, an increase of $26.1 million over a net loss of $725,000 for 1997. The increase in net income was the result of increases in securitization income of $13.0 million, income from retained interests in credit card receivables securitized of $25.5 million and other operating income of $17.8 million. These increases were largely attributable to the growth in managed loans from $27.9 million at December 31, 1997 to $504.0 million at December 31, 1998. The increase in managed loans was the result of portfolio purchases completed in 1998, as well as direct mail and telemarketing campaigns. The increases in income were partially offset by increases in other operating expenses of $13.5 million and income tax expense of $15.5 million.

    Other operating income increased $17.8 million from $1.4 million for 1997 to $19.2 million for 1998, primarily due to a $12.5 million increase in servicing income and a $3.3 million increase in other credit card fees.

    Other operating expenses increased to $17.1 million for 1998, from $3.6 million for 1997. This increase primarily reflects the increase in the cost of operations associated with the growth in our business, including $5.8 million of additional marketing and solicitation expenses and $3.9 million of additional credit card servicing costs incurred during 1998.

INTEREST INCOME AND INTEREST EXPENSE

    Net interest income consists of interest income earned on cash and cash equivalents, interest and late fees earned on our owned credit card receivables prior to securitizations, less interest expense on borrowings to fund those receivables. Prior to August 1997, we earned interest income on all outstanding credit card receivables. Interest income totaled $2.7 million for the year ended December 31, 1997. In August 1997, we began securitizing substantially all of our credit card receivables. The securitization results in the removal of the receivables from our balance sheet for financial reporting purposes. Interest income totaled $2.1 million for the year ended December 31, 1999 and $256,000 for the year ended December 31, 1998. The increase in interest income is attributable to the investing of the cash proceeds we received from our initial public offering and cash generated through operations during 1999.

    We did not incur interest expense during 1999. Interest expense for the year ended December 31, 1998 increased to $536,000 from $361,000 for 1997. In April 1998, we entered into a promissory note with a related party in the face amount of $13.0 million. In July 1998, the note and all accrued interest were paid in full. Interest expense for the year ended December 31, 1997 totaled $361,000 related to short-term borrowings that were paid in full in August 1997.

NET SECURITIZATION INCOME

    Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows we expect to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "--Income from Retained Interests in Credit Card Receivables Securitized." Securitization income is recognized at the time of the initial securitization. Net securitization income for the year ended December 31, 1999 was $12.5 million compared to $13.6 million for the year ended December 31, 1998. The purchase and securitization of two portfolios of credit card receivables during 1998 contributed to the higher income in 1998. Net securitization income was $628,000 for the year ended December 31, 1997. The change in our net securitization income from year to year is due to the change in the volume of credit card receivables securitized.

INCOME FROM RETAINED INTERESTS IN CREDIT CARD RECEIVABLES SECURITIZED

    Retained Interests in Credit Card Receivables Securitized are calculated in accordance with the provisions of Statement No. 125. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We receive cash flows relating to these retained interests equal to the finance charges and past due fees in excess of the sum of the return paid to investors, estimated contractual servicing fees, credit losses and required amortization payments to investors. This cash flow received on our retained interests and changes in the fair value of the retained interests is recorded as Income from Retained Interests in Credit Card Receivables Securitized in accordance with Statement No. 115. Since quoted market prices are generally not available, the fair value is based on the estimated present value of future cash flows using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The weighted average key assumptions used to estimate the fair value of our retained interests as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of the retained interests as well as the realization of expected future cash flows:

                                                                   AT DECEMBER 31,
                                                            ------------------------------
                                                              1997       1998       1999
                                                            --------   --------   --------
Payment rate (monthly)....................................     8.1%       5.5%       7.9%
Expected credit loss rate (annualized)....................     5.8       15.1       11.0
Residual cash flows discount rate.........................    12.0       25.3       18.7

    The changes in the weighted average assumptions from December 31, 1997 to December 31, 1998 are primarily due to the two portfolio purchases that occurred subsequent to December 31, 1997. Management believes these two portfolios will have lower payment rates and higher credit losses as compared to the receivables that were securitized as of December 31, 1997. Management also uses higher discount rates for the expected cash flows associated with the purchased portfolios. The changes in the weighted average assumptions from December 31, 1998 to December 31, 1999 are primarily due to the change in the mix of our originated and purchased receivables. Since the receivables we originated have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of December 31, 1999. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Servicing income..................................   $   --    $12,541    $ 8,893
Other credit card fees............................      911      4,193     19,506
Interchange fees..................................      279      1,865      9,202
Ancillary products................................       37        638      7,812
Other.............................................      156         --         --
                                                     ------    -------    -------
    Total other operating income..................   $1,383    $19,237    $45,413
                                                     ======    =======    =======

    The increase in other operating income to $45.4 million for the year ended December 31, 1999 relates to the growth in our managed loan portfolio since December 31, 1998. Our managed loans grew from $504.0 million at December 31, 1998 to $898.7 million at December 31, 1999. We had operating income of only $1.4 million for the year ended December 31, 1997. The significant increase in other operating income to $19.2 million for 1998 relates to the growth in our managed loan portfolio during 1998. Our managed loans grew from $27.9 million at December 31, 1997 to $504.0 million at December 31, 1998. We service the credit card receivables that have been securitized and recognize servicing income. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Ancillary product revenues are associated with the products and services that we market to our clients, and have increased in 1999 as customer purchases of our fee-based products have increased.

OTHER OPERATING EXPENSE

    Other operating expense consists of the following for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Salaries and benefits.......................................   $  429    $ 1,172    $ 3,094
Credit card servicing.......................................    1,008      4,948      9,009
Marketing and solicitation..................................    1,081      6,865     33,234
Professional fees...........................................      252        713      1,660
Data processing.............................................      156      1,437      2,745
Net occupancy...............................................       35        195        737
Ancillary product expense...................................       --        443      2,009
Other.......................................................      650      1,354      3,011
                                                               ------    -------    -------
    Total other operating expense...........................   $3,611    $17,127    $55,499
                                                               ======    =======    =======

    Other operating expense for the year ended December 31, 1999 increased to $55.5 million from $17.1 million for the year ended December 31, 1998 due primarily to increases in marketing and solicitation and credit card servicing expenses. The increases in operating expenses are due to the increase in the costs of operations associated with the growth in our business. Other operating expense for the year ended December 31, 1998 increased by $13.5 million from $3.6 million for the year ended December 31, 1997 due primarily to increases in marketing and solicitation, credit card servicing and data processing expenses. In each case, the increases in operating expenses were associated with the growth in our credit card receivables. Ancillary product expenses relate to the products and services that we market to our clients, including our insurance products, and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

    As further described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, CompuCredit was a limited partnership until CompuCredit merged into a corporation on August 29, 1997. As a limited partnership, it did not record an income tax provision. Because we did not have income for the year ended December 31, 1997, we did not record an income tax provision for that year. We recognized a deferred tax asset for the year ended December 31, 1997 due to certain tax loss carryforwards, but recorded a valuation allowance related to the deferred asset, resulting in a net deferred tax asset of $0.

    Income tax expense was $34.3 million for the year ended December 31, 1999 and $15.5 million for the year ended December 31, 1998. Our effective tax rate was 36.7% for 1999 and 37.8% for 1998.

ASSET QUALITY

    Our delinquency and net loan charge-off rates at any point in time reflect the credit risk of receivables, the average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions. The average age of our credit card account portfolio affects the stability of delinquency and loss rates of the portfolio.

    Our strategy for managing delinquency and loan losses consists of active account management throughout the client relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts.

    DELINQUENCIES. Delinquencies have the potential to impact net income in the form of net credit losses which impact the value of our retained interests in securitizations. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the client's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. See "--Net Charge-Offs."

    The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

                                SEPTEMBER 30,         DECEMBER 31,            MARCH 31,             JUNE 30,
                                    1998                  1998                  1999                  1999
                             -------------------   -------------------   -------------------   -------------------
                                          % OF                  % OF                  % OF                  % OF
                              AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                             --------   --------   --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Loans Delinquent:
30 to 59 days..............  $27,186       6.7%    $27,819       5.5%    $19,624       4.0%    $20,506       3.9%
60 to 89 days..............   17,119       4.2      14,249       2.8      13,227       2.7      12,684       2.4
90 or more.................   25,596       6.3      28,964       5.8      26,725       5.5      21,248       4.0
                             -------      ----     -------      ----     -------      ----     -------      ----
Total 30 or more...........  $69,901      17.2%    $71,032      14.1%    $59,576      12.2%    $54,438      10.3%
                             =======      ====     =======      ====     =======      ====     =======      ====
Total 60 or more...........  $42,715      10.5%    $43,213       8.6%    $39,952       8.2%    $33,932       6.4%
                             =======      ====     =======      ====     =======      ====     =======      ====

                                SEPTEMBER 30,         DECEMBER 31,
                                    1999                  1999
                             -------------------   -------------------
                                          % OF                  % OF
                              AMOUNT     TOTAL      AMOUNT     TOTAL
                             --------   --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Loans Delinquent:
30 to 59 days..............  $24,127       3.6%    $29,700      3.3%
60 to 89 days..............   16,155       2.4      20,573      2.3
90 or more.................   27,775       4.2      37,061      4.1
                             -------      ----     -------      ---
Total 30 or more...........  $68,057      10.2%    $87,334      9.7%
                             =======      ====     =======      ===
Total 60 or more...........  $43,930       6.6%    $57,634      6.4%
                             =======      ====     =======      ===

    The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

                                   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                       1998            1998         1999        1999         1999            1999
                                   -------------   ------------   ---------   --------   -------------   ------------
                                                                       % OF TOTAL
ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days..................       3.1%            2.5%         2.4%        2.3%         2.4%            2.6%
  60 to 89 days..................       2.2             1.6          1.7         1.5          1.6             1.8
  90 or more.....................       4.2             3.9          3.8         3.0          2.6             3.0
                                       ----            ----         ----        ----         ----            ----
Total 30 or more.................       9.5%            8.0%         7.9%        6.8%         6.6%            7.4%
                                       ====            ====         ====        ====         ====            ====
Total 60 or more.................       6.4%            5.5%         5.5%        4.5%         4.2%            4.8%
                                       ====            ====         ====        ====         ====            ====
PURCHASED PORTFOLIO
Loans Delinquent:
  30 to 59 days..................       7.8%            6.6%         4.8%        5.2%         5.4%            5.4%
  60 to 89 days..................       4.8             3.3          3.2         3.2          3.7             3.7
  90 or more.....................       7.0             6.5          6.3         4.9          6.5             7.1
                                       ----            ----         ----        ----         ----            ----
Total 30 or more.................      19.6%           16.4%        14.3%       13.3%        15.6%           16.2%
                                       ====            ====         ====        ====         ====            ====
Total 60 or more.................      11.8%            9.8%         9.5%        8.1%        10.2%           10.8%
                                       ====            ====         ====        ====         ====            ====

    We purchased a portfolio during the quarter ended June 30, 1998. We converted the acquired portfolio to Aspire Visa accounts during the third quarter of 1998 and began using our account management strategies on the portfolio at that time. Delinquency rates on the purchased portfolio subsequently improved during the fourth quarter of 1998 and during the first two quarters of 1999. During the quarters ended September 30, 1999 and December 31, 1999, the purchased portfolio delinquency rates increased as compared to the previous quarters due to seasonality. We continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

    We began originating accounts in February 1997. In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase and then to stabilize. Due primarily to the significant growth in new receivables during the three months ended June 30, 1999, and the three months ended September 30, 1999, delinquency rates on our originated portfolio declined for those periods. During the three months ended December 31, 1999, delinquency rates on our originated portfolio as compared to the prior period increased due to seasonality. We are using our account management strategies on our originated portfolio, which are intended to reduce the expected increase in delinquency rates as our originated portfolio matures.

    NET CHARGE-OFFS. Net charge-offs include the principal amount of losses from clients unwilling or unable to pay their loan balance, as well as bankrupt and deceased clients, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. Losses from fraudulent activity in accounts are also excluded from net charge-offs and are included separately in other operating expenses. We generally charge off loans during the period in which the loan becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased clients without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the client's bankruptcy or death.

    Approximately $87.5 million of the discount on our portfolio purchases during 1998 related to the credit quality of the remaining loans in the portfolio and reflects the difference between the purchased face amount and the future cash collections management expects to receive with respect to the purchased face amount. For purposes of reporting pro forma charge-off ratios on managed loans above, this discount related to credit quality has been utilized to offset a portion of actual net charge-offs. The following table presents our net charge-offs for the periods indicated on a managed loan portfolio basis:

                                                             FOR THE THREE MONTHS ENDED
                                 ----------------------------------------------------------------------------------
                                 SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                     1998            1998         1999        1999         1999            1999
                                 -------------   ------------   ---------   --------   -------------   ------------
                                                               (DOLLARS IN THOUSANDS)
TOTAL MANAGED LOAN PORTFOLIO:
Average managed loan
  portfolio....................    $402,751        $449,028     $500,419    $496,859     $592,379        $769,624
Net charge-offs................      11,833          24,075       20,457      22,723       17,412          17,985
Pro forma net charge-offs......       3,584           4,883        4,067       5,094        7,353          10,828
Net charge-off ratio
  (annualized).................        11.8%           21.5%        16.4%       18.3%        11.8%            9.3%
Pro forma charge-off ratio
  (annualized).................         3.6             4.3          3.3         4.1          5.0             5.6

    As our portfolio continues to mature, we expect charge-off rates to also increase and then stabilize. Our pro forma charge-off ratio increased to 5.6% for the fourth quarter of 1999 from 5.0% for the third quarter of 1999 primarily due to seasoning of our portfolio. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

    CREDIT LOSSES. For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income and income from retained interests in credit card receivables securitized. In evaluating credit losses, we take into consideration several factors, including (1) historical charge-off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the clients' ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. As we have securitized our receivables we have removed them from our balance sheet and have also relieved any allowance for loan losses on our balance sheet.

INTEREST RATE SENSITIVITY AND MARKET RISK

    Interest rate sensitivity is comprised of basis risk, gap risk and market risk. Basis risk is caused by the difference in the interest rate indices used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is related to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of our clients.

    We incur basis risk because we fund managed assets at a spread over the commercial paper rate while the rates on the underlying assets are indexed to the prime rate. This basis risk results from the potential variability in the spread between the prime rate and the commercial paper rate over time. We have not hedged our basis risk due to the cost of hedging this risk versus the benefits from elimination of this risk.

    We attempt to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in our asset and liability structure, especially our off-balance sheet assets and liabilities such as securitized receivables. The impact of market interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates, including changes affected by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities, and the general timing of all other cash flows. To manage our direct risk to market interest rates, management actively monitors market interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flow primarily by matching asset and liability repricings. There can be no assurance that management will be successful in its attempt to manage such risks.

    At December 31, 1999, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At December 31, 1999, CompuCredit's securitizations had $723.8 million in variable rate, interest-bearing liabilities, payable to its investors. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

    We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

    Our goal is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities.

    A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $448.2 million during 1999 and $402.3 million during 1998 from sales of our credit card receivables through securitizations. We used cash generated from these transactions to fund further credit card receivables growth.

    The maturity terms of our securitizations vary. Once repayment begins, payments from clients on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our master trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding. As of December 31, 1999, we had total securitization facilities of $883.8 million and had used approximately $723.8 million of these facilities. Subsequent to December 31, 1999, we increased our available securitization facilities by $201.0 million.

    In April 1998, we entered into a promissory note with a related party in the face amount of $13.0 million. In July 1998, the note and all accrued interest were paid in full. In August 1998, we issued shares of common stock to an unrelated investor for cash proceeds of $10.0 million.

    On February 10, 1999 and October 14, 1999, third party investors purchased for cash the outstanding undivided interest in some of our securitization structures. In each case, the price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. In the February 1999 transaction, the excess totaled $30.1 million, of which $5.0 million was deposited into a reserve account to serve as a credit enhancement that was required by the new investors. The remaining $25.1 million was remitted to our wholly owned subsidiary created in connection with the securitization. In October 1999, excess cash totaling $53.7 million was remitted to our wholly owned subsidiaries.

    In April 1999, we completed our initial public offering and received net proceeds of $62.8 million. We used these net proceeds for marketing and solicitation costs, receivables growth and working capital purposes.

    In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on LIBOR. Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of March 1, 2000, no advances were outstanding under this facility.

    In February 2000, we completed a follow-on public offering and received net proceeds of $146.4 million, before deducting offering expenses. If we charter a bank, we intend to capitalize this bank subsidiary with up to $20.0 million in capital contributions and make a deposit of up to an additional $5.0 million. We may use a portion of the net proceeds from this offering to fund all or part of these cash requirements. We plan to use the remaining net proceeds to finance our growth through the origination and purchase of credit card receivables, for marketing costs, working capital and other corporate purposes.

YEAR 2000

    The year 2000 problem is a result of computer programs using two digit years instead of four digits. As a result, these computer programs do not properly recognize dates in any year that begins with "20" instead of "19" and may malfunction when presented with such dates. The year 2000 problem may affect not only our software systems, but also critical software used by suppliers of goods and services and financial institutions with which we do business.

    Although most of our existing information systems are less than two years old and were originally designed for year 2000 compliance, we created a year 2000 project team to identify, address and monitor internal systems and vendor issues related to the year 2000 problem. We tested all internally developed information and operational systems, including hardware, software, non-information technology systems and systems interfaces, for year 2000 compliance. Where necessary, we upgraded these systems to a format that we believe will assure system and data integrity in the year 2000 and thereafter. During 1998 and 1999, we spent approximately $100,000 to upgrade or replace non-compliant software.

    In addition, we contacted outside third party providers of services, systems and networks regarding steps taken to resolve their year 2000 systems issues and our most critical outside vendors have provided their year 2000 project plans. These vendors warranted the accuracy and reliability of systems, reports, and data related to the performance of the services provided by them and their affiliates in relation to the year 2000 issue. We believe our most critical outside vendor is Total Systems, which provides services to us including card embossing, transaction processing and cycle billing. We participated in year 2000 testing of

Total Systems during the first quarter of 1999. Although we have taken these and other precautionary measures to assure that we are not vulnerable to the failure by our third party vendors to make necessary system modifications, we cannot assure you that our third party vendors will successfully address all of their year 2000 issues. We have contingency plans that include, in the event of vendor or software non-compliance, identification and replacement of critical products or services as appropriate.

    Our most likely worst case scenario is that our outside vendors are not year 2000 compliant due to unforeseen or unexpected problems with their systems that their year 2000 testing did not discover and that there are errors or delays in processing or billing the credit card accounts. In this scenario, we will have to assess the length of time it may take for our vendors to correct their year 2000 problems. In the event of a significant delay, we would begin replacing our vendors. As of March 1, 2000, we have not experienced any significant year 2000 problems, and we are not aware of any year 2000 problems experienced by our vendors that have affected us; however unforeseen problems could arise in the year 2000 which could cause delays and malfunctions which would have a material adverse effect on our results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Adoption of Statement No. 133 is not expected to have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of CompuCredit Corporation and its Subsidaries and supplementary data are included as pages F-1 through F-17 at the end of this Annual Report on Form 10-K:

                                                                PAGE
                           INDEX                               NUMBER
                           -----                              --------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Shareholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

ITEM 9. CHANGES IN AND DIASGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

    The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to CompuCredit's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this Report.

    (a) 1. FINANCIAL STATEMENTS

        The list of financial statements required by this item is set forth in
        Item 8.

       2. FINANCIAL STATEMENT SCHEDULES

       None.

       3. EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       3.1              Amended and Restated Articles of Incorporation of
                        CompuCredit Corporation (incorporated by reference to
                        Exhibit 3.1 to CompuCredit's Registration Statement on Form
                        S-1 (File No. 333-62327)).

       3.2              Amended and Restated Bylaws of CompuCredit Corporation
                        (incorporated by reference to Exhibit 3.2 to CompuCredit's
                        Registration Statement on Form S-1 (File No. 333-62327)).

       4.1              Form of certificate representing shares of the Registrant's common stock (incorporated by reference to Exhibit 4.1 to
                        CompuCredit's Registration Statement on Form S-1 (File No.
                        333-69879)).

      10.1              Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as
                        Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and
                        Richard R. House, Jr. (incorporated by reference to Exhibit
                        10.1 to CompuCredit's Registration Statement on Form S-1
                        (333-94855)).

      10.2.1            Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to CompuCredit's Registration
                        Statement on Form S-1 (File No. 333-69879)).

      10.2.2 CompuCredit Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to CompuCredit's Registration
                        Statement on Form S-1 (File No. 333-92899)).

      10.3.1            Form of Employment Agreement with Schedule of Terms
                        (incorporated by reference to Exhibit 10.3 to CompuCredit's
                        Registration Statement on Form S-1 (File No. 333-69879)).

      10.3.2            Form of Amendment to Employment Agreement with Schedule of
                        Parties. (Incorporated by reference to Exhibit 10.3.2 to CompuCredit's Registration Statement on Form S-1
                        (333-94855)).

      10.4 Agreement, dated as of September 23, 1997, by and among CompuCredit Corporation, Visionary Systems, Inc. and VSX
                        Corporation (incorporated by reference to Exhibit 10.6 to CompuCredit's Registration Statement on Form S-1 (File No.
                        333-62327)).

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
      10.5.1**          Affinity Card Agreement, dated as of January 6, 1997,
                        between Columbus Bank and Trust Company and CompuCredit,
                        L.P. (incorporated by reference to Exhibit 10.7.1 to
                        CompuCredit's Registration Statement on Form S-1 (File No.
                        333-62327)).

      10.5.2            Amendment to Affinity Card Agreement, dated as of March 26,
                        1998, between Columbus Bank and Trust Company and
                        CompuCredit Corporation, as successor to CompuCredit, L.P.
                        (incorporated by reference to Exhibit 10.7.2 to
                        CompuCredit's Registration Statement on Form S-1 (File No.
                        333-62327)).

      10.5.3            Amendment to Affinity Card Agreement, dated as of August 1,
                        1998, by and among Columbus Bank and Trust Company and
                        CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp. (incorporated by reference to Exhibit 10.7.3 to CompuCredit's Registration Statement on
                        Form S-1 (File No. 333-69879)). 10.5.4** Facilities
                        Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit
                        Corporation, as successor to CompuCredit, L.P. (incorporated by reference to Exhibit 10.7.4 to CompuCredit's Registration
                        Statement on Form S-1 (File No. 333-69879)).

      10.5.5            Amendment to Affinity Card Agreement and Facilities
                        Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit
                        Corporation, as successor to CompuCredit, L.P., and
                        CompuCredit Acquisition Corp. (incorporated by reference to
                        Exhibit 10.7.5 to CompuCredit's Registration Statement on
                        Form S-1 (File No. 333-69879)).

      21.1              Subsidiaries of the Registrant (incorporated by reference to
                        Exhibit 21.1 to CompuCredit's Registration Statement on
                        Form S-1 (File No. 333-69879)).

      23.1              Consent of Ernst & Young LLP.

------------------------

** Confidential treatment has been granted with respect to portions of this exhibit.

    (b) REPORTS ON FORM 8-K.

    None.

                            COMPUCREDIT CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3
Consolidated Statements of Operations for the Years ended
  December 31, 1999, 1998 and 1997..........................    F-4
Consolidated Statements of Shareholders' Equity for the
  Years ended December 31, 1999, 1998 and 1997..............    F-5
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1999, 1998 and 1997..........................    F-6
Notes to Consolidated Financial Statements for the Years
  ended December 31, 1999 and 1998..........................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CompuCredit Corporation

    We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuCredit Corporation and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Atlanta, Georgia
January 28, 2000

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................   $ 11,808      $12,256
Restricted cash.............................................     10,000           --
Retained interests in credit card receivables securitized...    165,572       65,184
Accrued interest and fees...................................      9,828        1,979
                                                               --------      -------
Net credit card receivables.................................    175,400       67,163
Amounts due from securitization.............................     12,010        3,243
Deferred costs, net.........................................      2,235        1,375
Software, furniture, fixtures and equipment, net............      6,134        1,736
Prepaid expenses............................................      1,640          195
Other assets................................................      4,631        1,615
                                                               --------      -------
Total assets................................................   $223,858      $87,583
                                                               ========      =======
LIABILITIES
Amounts due to securitization...............................   $     --      $10,774
Accrued expenses............................................      9,664        4,745
Deferred revenue............................................      5,680        2,075
Income tax liability........................................     32,151       15,479
                                                               --------      -------
Total liabilities...........................................     47,495       33,073

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 1999;
  $100 par value, cumulative and nonparticipating; 500,000
  shares authorized, 200,000 shares issued and outstanding
  at December 31, 1998......................................         --       20,000
Common stock, no par value:
60,000,000 shares authorized, 40,051,392 issued and
  outstanding at December 31, 1999; 45,600,000 shares
  authorized, 32,384,860 issued and outstanding at December
  31, 1998(1)...............................................         --           --
Additional paid-in capital..................................     92,795        9,953
Retained earnings...........................................     83,568       24,557
                                                               --------      -------
Total shareholders' equity..................................    176,363       54,510
                                                               --------      -------
Total liabilities and shareholders' equity..................   $223,858      $87,583
                                                               ========      =======

------------------------

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

                            See accompanying notes.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
Interest income:
  Interest..................................................   $ 2,094     $   256     $    33
  Finance charges, including fees...........................        --          --       2,625
                                                               -------     -------     -------
Total interest income.......................................     2,094         256       2,658
Interest expense:
  Short-term borrowings.....................................        --         536         361
                                                               -------     -------     -------
Net interest income (expense)...............................     2,094        (280)      2,297
Provision for loan losses...................................        --          --       1,422
                                                               -------     -------     -------
Net interest income (expense) after provision for loan
  losses....................................................     2,094        (280)        875
Other operating income:
  Securitization income, net................................    12,470      13,596         628
  Income from retained interests in credit card receivables
    securitized.............................................    88,800      25,483          --
  Servicing income..........................................     8,893      12,541          --
  Other credit card fees....................................    19,506       4,193         911
  Interchange fees..........................................     9,202       1,865         279
  Ancillary products........................................     7,812         638          37
  Other.....................................................        --          --         156
                                                               -------     -------     -------
Total other operating income................................   146,683      58,316       2,011
Other operating expense:
  Salaries and benefits.....................................     3,094       1,172         429
  Credit card servicing.....................................     9,009       4,948       1,008
  Marketing and solicitation................................    33,234       6,865       1,081
  Professional fees.........................................     1,660         713         252
  Data processing...........................................     2,745       1,437         156
  Net occupancy.............................................       737         195          35
  Ancillary product expense.................................     2,009         443          --
  Other.....................................................     3,011       1,354         650
                                                               -------     -------     -------
Total other operating expense...............................    55,499      17,127       3,611
Income (loss) before income taxes...........................    93,278      40,909        (725)
Income tax expense..........................................   (34,267)    (15,479)         --
                                                               -------     -------     -------
Net income (loss)...........................................   $59,011     $25,430     $  (725)
                                                               =======     =======     =======
Net income (loss) attributable to common shareholders.......   $58,429     $23,630     $(1,341)
                                                               =======     =======     =======
Net income (loss) per common share(1).......................   $  1.55     $  0.74     $ (0.04)
                                                               =======     =======     =======

------------------------

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

                            See accompanying notes.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                             COMMON STOCK        ADDITIONAL               RETAINED        TOTAL
                                         ---------------------    PAID-IN     PREFERRED   EARNINGS    SHAREHOLDERS'
                                         SHARES(1)     AMOUNT     CAPITAL       STOCK     (DEFICIT)      EQUITY
                                         ----------   --------   ----------   ---------   ---------   -------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, December 31, 1996.............          --     $ --      $    300    $     --     $  (148)     $    152
  Contributed capital..................          --       --        19,700          --          --        19,700
  Issuance of preferred stock..........          --       --       (20,000)     20,000          --            --
  Issuance of common stock.............  31,340,195       --            --          --          --            --
  Net loss.............................          --       --            --          --        (725)         (725)
                                         ----------     ----      --------    --------     -------      --------
Balance at December 31, 1997...........  31,340,195       --            --      20,000        (873)       19,127
  Issuance of common stock.............   1,044,665       --         9,953          --          --         9,953
  Net income...........................          --       --            --          --      25,430        25,430
                                         ----------     ----      --------    --------     -------      --------
Balance at December 31, 1998...........  32,384,860       --         9,953      20,000      24,557        54,510
  Conversion of preferred stock........   1,916,532       --        20,000     (20,000)         --            --
  Issuance of common stock.............   5,750,000       --        62,842          --          --        62,842
  Net income...........................          --       --            --          --      59,011        59,011
                                         ----------     ----      --------    --------     -------      --------
Balance at December 31, 1999...........  40,051,392     $ --      $ 92,795    $     --     $83,568      $176,363
                                         ==========     ====      ========    ========     =======      ========

------------------------

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

                            See accompanying notes.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 59,011   $ 25,430   $  (725)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation expense......................................     1,475        444        79
  Amortization expense......................................     1,704        828       215
  Loan loss provision.......................................        --         --     1,422
  Securitization income.....................................   (12,470)   (13,596)     (628)
  Retained interests income adjustment, net.................    25,911    (17,094)     (212)
  Changes in assets and liabilities:
    Increase in restricted cash.............................   (10,000)        --        --
    Increase in accrued interest and fees...................    (7,849)    (1,518)     (461)
    Increase in amounts due from securitization.............    (8,767)    (2,726)     (517)
    Increase in deferred costs..............................    (3,156)      (869)   (1,475)
    (Increase) decrease in prepaid expenses.................    (1,445)       228      (443)
    (Decrease) increase in amounts due to securitization....   (10,774)    10,650       124
    Increase in accrued expenses............................     4,919      3,904       740
    Increase in deferred revenue............................     3,605      1,952       123
    Increase in income tax liability........................    16,672     15,479        --
    Other...................................................    (3,016)    (1,528)       58
                                                              --------   --------   -------
Net cash provided by (used in) operating activities.........    55,820     21,584    (1,700)
INVESTING ACTIVITIES
Net loans originated or purchased...........................  (561,887)  (421,813)  (28,269)
Recoveries of loans previously charged off..................       420         85        --
Net proceeds from securitization of loans...................   406,175    372,797    12,650
Proceeds from retained interests in credit card receivables
  securitized...............................................    42,055     29,475        --
Purchases of and development of software, furniture,
  fixtures and equipment....................................    (5,873)    (1,503)     (756)
                                                              --------   --------   -------
Net cash used in investing activities.......................  (119,110)   (20,959)  (16,375)
FINANCING ACTIVITIES
Proceeds from issuance of common stock and capital
  contributions.............................................    62,842      9,953    19,700
Proceeds from short-term borrowings.........................        --     13,000    19,700
Payment of short-term borrowings............................        --    (13,000)  (19,700)
                                                              --------   --------   -------
Net cash provided by financing activities...................    62,842      9,953    19,700

NET (DECREASE) INCREASE IN CASH.............................  $   (448)  $ 10,578   $ 1,625
Cash and equivalents at beginning of period.................    12,256      1,678        53
                                                              --------   --------   -------
Cash and equivalents at end of period.......................  $ 11,808   $ 12,256   $ 1,678
                                                              ========   ========   =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................  $     --   $    536   $   361
                                                              ========   ========   =======
Cash paid for income taxes..................................  $ 17,595   $     --   $    --
                                                              ========   ========   =======

                            See accompanying notes.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1. ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, "the Company"). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. The principal subsidiaries are AspireCard.com, Inc. formed to promote the credit card receivables and various other value added products and services on the Internet and CompuCredit Funding Corp. and CompuCredit Acquisition Corporation which were formed for the purpose of effecting the securitization of credit card receivables. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa credit cards under the Company's "Aspire" trademark, and the Company purchases the receivables relating to such accounts. The Company has contracted with third party financial institutions to issue credit cards and to perform certain services for the securitized receivables.

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized.

    Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash, money market investments, and overnight deposits. The Company considers all other highly liquid cash investments with low interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

    ASSET SECURITIZATION

    The Company has securitized a substantial portion of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the client relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests are included in Retained Interests in Credit Card Receivables Securitized. Amounts Due from Securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to the Company within the next 30 days.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"), gains are recognized at the time of each sale. These gains are based on the estimated fair value of the retained interests which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

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

    DEFERRED COSTS

    The Company capitalizes certain costs paid to third parties related to its credit card receivables securitizations. Such costs include legal fees and fees incurred for services provided for establishing securitization facilities that have ongoing benefit to the Company, such as the master trust used for future securitizations, which result in ongoing securitization income to the Company. These capitalized securitization costs are amortized over periods of two to three years. The accumulated amortization of these costs was $1,207,000 and $615,000 at December 31, 1999 and 1998, respectively.

    SOFTWARE DEVELOPMENT, FURNITURE, FIXTURES, AND EQUIPMENT

    The Company capitalizes certain costs related to internal development and implementation of software used in operating activities of the Company in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development, furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the assets.

    AMOUNTS DUE TO SECURITIZATION

    As of December 31, 1998, amounts were collected by the Company in payment of principal, interest, and fees on receivables securitized and were remitted to the special purpose entities on a monthly basis. Amounts collected for a month were not remitted until the following month, resulting in a payable from the Company to the special purpose entities. Due to a change in the securitization structure during 1999, there are no payables from the Company to the special purpose entities at December 31, 1999.

    CREDIT CARD FEES

    Credit card fees include annual, overlimit, returned check, and cash advance transaction fees. These fees are assessed according to agreements with clients. Annual fees and direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which the fees or costs pertain.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company, under its securitization agreements, continues to earn servicing income, interchange fees, ancillary products income, and other credit card fees.

    SOLICITATION EXPENSES

    Credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing and postage, are expensed as the solicitation occurs.

    INCOME TAXES

    The Company accounts for income taxes based on the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109").

    Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). In July 1999, the FASB issued statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Adoption of Statement No. 133 is not expected to have a material impact on the Company's results of operations or financial position.

3. CORPORATE REORGANIZATION AND SHAREHOLDERS' EQUITY

    CompuCredit, L.P. (the "Partnership") was formed on August 14, 1996 as a limited partnership under the Georgia Revised Uniform Limited Partnership Act of the laws of the State of Georgia. The partners were classified as Series A holders, Series B holders, and the Series C holder. Series A holders were limited partners, holding 87% of the Partnership units, and contributing 99% of the contributed capital. Series B holders were limited partners, holding 12% of the Partnership units, making no capital contributions, and having interest solely in the net profits of the Partnership. The Series C holder was the General Partner, holding 1% of the Partnership units, and contributing 1% of the contributed capital.

    On August 29, 1997, the Partnership was merged into CompuCredit Corporation under the laws of the State of Georgia. The $20,000,000 of contributed capital of the Partnership was converted into 200,000 shares of $100 par value nonvoting nonparticipating preferred stock of the Corporation. Cumulative dividends accumulated on the outstanding preferred stock at an annual rate of 9%. There was $2,416,000 of unpaid dividends in arrears related to the preferred stock at December 31, 1998. The Corporation also issued 31,340,195 shares of common stock, no par value (45,600,000 shares authorized). CompuCredit Corporation continued the operations of CompuCredit, L.P.

    On August 21, 1998, the Company issued 1,044,665 shares of common stock to an unrelated investor for net cash proceeds of $9,953,000.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

3. CORPORATE REORGANIZATION AND SHAREHOLDERS' EQUITY (CONTINUED)
    On April 28, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $12.00 per share. On May 5, 1999, the Company issued an additional 750,000 shares of common stock at $12.00 per share following the exercise by the underwriters of their over-allotment option granted in connection with the Company's initial public offering. Total net proceeds from the offering totaled $62,842,000. In connection with the offering, all of the outstanding preferred stock, including accrued dividends, was exchanged for 1,916,532 shares of common stock.

4. SECURITIZATIONS

    The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of December 31, 1999 the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either provides the servicing or contracts with third party service providers.

    The table below summarizes all of the Company's securitization activity:

                                                          YEAR ENDED DECEMBER 31
                                                          -----------------------
                                                             1999         1998
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Proceeds from securitizations...........................   $448,230     $402,272
Excess cash flows received on retained interests........     92,804       36,667
Pretax securitization income............................     12,470       13,596

    The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

    As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $42.1 million and $29.5 million for the years ended December 31, 1999 and 1998, respectively. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

    The pretax securitization income recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows using the cash-out

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

4. SECURITIZATIONS (CONTINUED)
method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interests rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off in the next billing cycle after becoming 180 days past due, although earlier charge-offs may occur specifically related to accounts of bankrupt or deceased clients. Bankrupt and deceased clients' accounts are typically charged off within 30 days of verification.

    Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value included in income as they are classified as trading securities. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each year are presented below:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Payment rate (monthly)......................................     7.9%       5.5%
Expected credit loss rate (annualized)......................    11.0       15.1
Residual cashflows discount rate............................    18.7       25.3

    The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from December 31, 1998 to December 31, 1999 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of December 31, 1999.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

5. SOFTWARE, FURNITURE, FIXTURES, AND EQUIPMENT

    Software, furniture, fixtures and equipment consist of the following:

                                                                 DECEMBER 31
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
                                                               (IN THOUSANDS)
Software...................................................  $ 4,493     $1,586
Furniture and fixtures.....................................      315         90
Data processing and telephone equipment....................    2,946        583
Leasehold improvements.....................................      378         --
                                                             -------     ------
Total cost.................................................    8,132      2,259
Less accumulated depreciation..............................   (1,998)      (523)
                                                             -------     ------
Software, furniture, fixtures, and equipment, net..........  $ 6,134     $1,736
                                                             =======     ======

6. LEASES

    The Company leases premises and equipment under cancelable and noncancelable leases, some of which contain renewal options under various terms. Total rental expense was $713,000 and $186,000 for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the future minimum rental commitments for all noncancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

2000........................................................   $  916
2001........................................................      947
2002........................................................      979
2003........................................................    1,012
2004........................................................      822
Thereafter..................................................      456
                                                               ------
                                                               $5,132
                                                               ======

7. BORROWINGS

    On January 8, 1997, the Company entered into an irrevocable standby letter of credit agreement for $10,000,000 with a bank. The letter of credit agreement expires on January 8, 2001 and contains an option to renew each year. The agreement contains provisions allowing the subservicer of the receivables to draw under the letter of credit as needed. As of December 31, 1998 and 1999, the letter of credit agreement was unused. In connection with this letter of credit, the Company is required to maintain a cash balance of $10,000,000 with the lender. Such cash has been disclosed as "Restricted cash" on the face of the balance sheet.

8. COMMITMENTS AND CONTINGENCIES

    The Company enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card receivables. These financial instruments consist

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its clients will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

9. INCOME TAXES

    As described in Note 3, CompuCredit, L.P. converted from a partnership to a corporation on August 29, 1997. For the period August 14, 1996 (inception) through August 28, 1997, the entity was a limited partnership, and as such, no income tax provision was recorded. No income tax expense was recorded related to the activities of the corporation for the period August 29, 1997 through December 31, 1997, as the Company had no taxable income.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, which represent the difference between the amounts reported for financial reporting purposes and amounts used for income tax purposes. Statement No. 109 requires that the deferred tax effects of a change in tax status be included in income from continuing operations at the date the change in tax status occurs. On August 29, 1997, when CompuCredit, L.P. converted to a C-corporation status for legal and tax purposes and became subject to income taxes, deferred tax assets and liabilities were recognized for existing temporary differences. At that date, a tax benefit of $82,000 was recorded related to the recognition of existing deferred tax assets. Such benefit was fully offset by a $82,000 valuation allowance. The Company has state net operating loss carryforwards for which it has recorded no benefit.

    The current and deferred portions of federal and state income tax expense are as follows:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Federal income tax expense:
  Current tax expense..............................  $12,698    $ 8,436      $ --
  Deferred tax expense.............................   21,569      5,419        --
                                                     -------    -------      ----
Total federal income tax expense...................   34,267     13,855        --
State income tax expense:
  Current tax expense..............................       --        965        --
  Deferred tax expense.............................       --        659        --
                                                     -------    -------      ----
Total state income tax expense.....................       --      1,624        --
                                                     -------    -------      ----
Total income tax expense...........................  $34,267    $15,479      $ --
                                                     =======    =======      ====

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

9. INCOME TAXES (CONTINUED)

    Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of the following:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Taxes at statutory rate............................  $32,647    $14,318      $ --
Increase in income taxes resulting from:
  State income tax expense, net of federal income
    tax benefit....................................       --      1,042        --
  Change in valuation allowance....................       --         82        --
  Other, net.......................................    1,620         37        --
                                                     -------    -------      ----
Total income tax expense...........................  $34,267    $15,479      $ --
                                                     =======    =======      ====

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                               DECEMBER 31
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Depreciation and amortization..........................  $    441   $    79
  Other, net.............................................        --       146
                                                           --------   -------
Total deferred tax asset.................................       441       225
Deferred tax liabilities:
  Prepaid expenses.......................................      (539)       --
  Loan loss provision....................................        --    (2,447)
  Cash advance fees......................................    (2,279)     (486)
  Software development costs.............................    (1,573)     (550)
  Deferred costs.........................................      (782)     (415)
  Gain on securitization.................................   (20,774)   (2,405)
  Other..................................................    (2,141)       --
                                                           --------   -------
Total deferred tax liability.............................   (28,088)   (6,303)
Valuation allowance......................................        --        --
                                                           ========   =======
Net deferred tax (liability) asset.......................  $(27,647)  $(6,078)
                                                           ========   =======

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

10. EARNINGS PER SHARE

    The following table sets forth the computation of basic earnings per share:

                                                             FOR THE YEAR ENDED
                                                                 DECEMBER 31
                                                            ---------------------
                                                              1999        1998
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Numerator:
  Net income..............................................   $59,011     $25,430
  Preferred stock dividends...............................      (582)     (1,800)
                                                             -------     -------
Income attributable to common shareholders................    58,429      23,630
Denominator:
  Denominator for basic earnings per
    share--weighted-average shares outstanding............    37,580      31,721
  Effect of dilutive stock options........................        76          --
                                                             -------     -------
  Denominator for diluted earnings per share--adjusted
    weighted-average shares...............................    37,656      31,721
                                                             -------     -------
Basic earnings per share..................................   $  1.55     $  0.74
                                                             =======     =======
Diluted earnings per share................................   $  1.55     $  0.74
                                                             =======     =======

11. STOCK OPTIONS

    The Company has a 1998 Stock Option Plan ("1998 Plan") under which the Company may grant an aggregate of 1,200,000 shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. Information related to options outstanding under the 1998 Plan is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                   -------------------------------------------------------
                                                              1999                         1998
                                                   --------------------------   --------------------------
                                                                 WEIGHTED-                    WEIGHTED-
                                                    NUMBER        AVERAGE        NUMBER        AVERAGE
                                                   OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                                                   ---------   --------------   ---------   --------------
Outstanding at beginning of year.................    60,724        $12.35            --         $   --
Granted..........................................   304,066         16.10        60,724          12.35
Exercised........................................        --            --            --             --
Canceled/forfeited...............................        --            --            --             --
                                                    -------        ------        ------         ------
Outstanding at end of year.......................   364,790        $15.48        60,724         $12.35
                                                    =======        ======        ======         ======

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

11. STOCK OPTIONS (CONTINUED)
    The following table summarizes information about stock options outstanding as of December 31, 1999:

                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                        -------------------------------------   -----------------------
                                       WEIGHTED-
                                       REMAINING    WEIGHTED-                 WEIGHTED-
                                        AVERAGE      AVERAGE                   AVERAGE
                          NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE          OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
--------------          -----------   -----------   ---------   -----------   ---------
$12.00--$25.00            356,890          5.17      $15.09       50,362       $12.21
$25.01--$38.00              7,900          4.97       32.82           --           --
                          -------        ------      ------       ------       ------
                          364,790          5.16      $15.48       50,362       $12.21
                          =======        ======      ======       ======       ======

    As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company did not recognize any compensation expense for stock-based employee compensation awards for the years ended December 31, 1999, 1998 and 1997.

    If the Company had recognized compensation expense in accordance with Statement 123, net income and net income per share would have been $58,636,000 and $1.54, respectively, for the year ended December 31, 1999 and $25,427,000 and $0.74, respectively, for the year ended December 31, 1998. Since pro forma compensation costs relate to all periods over which the grants vest, the initial impact on the Company's pro forma net income may not be representative of compensation costs in subsequent years, when the effect of the amortization of multiple awards would be reflected. The per share weighted average fair value of stock options granted during 1999 was $8.28, using the Black-Scholes option pricing model. The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions for 1999: Risk free interest rate-6.5%, expected life of the options-5.0 years, expected volatility-50% and expected dividends (as a percent of the fair value of the stock)- 0%.

12. RELATED PARTY TRANSACTIONS

    During 1998, the Company entered into a note with a related party in the face amount of $13,000,000. Under the terms of the promissory note, interest accrued at a rate of 2.0% per month and was payable monthly in arrears. In July 1998, the promissory note and all accrued interest was paid in full.

13. SUBSEQUENT EVENTS

    Effective January 1, 2000, the Company adopted a 401(k) plan and an Employee Stock Purchase Plan. All full-time employees on that date and persons who become full-time employees after that date who have completed one year of employment and at least 1,000 hours of service are eligible to participate in the 401(k) plan. All employees, excluding executive officers, are eligible to participate in the Employee Stock Purchase Plan. The Company intends to make matching contributions for employee contributions made in 2000 to the 401(k) plan that will equal 25% of the contributions made by each participating employee up to a maximum of 6% of the employee's compensation. Under the Employee Stock Purchase Plan, amounts

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

13. SUBSEQUENT EVENTS (CONTINUED)
deducted and accumulated by each participant will be used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the purchase plan will be 85% of the fair market value per share of the Company's common stock on the last day of the offering period.

    On January 18, 2000, the Company filed a Registration Statement on Form S-1 to register 4,000,000 shares of common stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 15, 2000.

                                                       COMPUCREDIT CORPORATION

                                                       BY:              /S/ DAVID G. HANNA
                                                            -----------------------------------------
                                                                          David G. Hanna
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ DAVID G. HANNA                    President and Chairman of the
     -------------------------------------------         Board (Principal Executive    March 15, 2000
                   David G. Hanna                        Officer)

                 /s/ BRETT M. SAMSKY                   Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 15, 2000
                   Brett M. Samsky                       Officer)

                /s/ ASHLEY L. JOHNSON                  Treasurer and Controller
     -------------------------------------------         (Principal Accounting         March 15, 2000
                  Ashley L. Johnson                      Officer)

               /s/ RICHARD W. GILBERT                  Director
     -------------------------------------------                                       March 15, 2000
                 Richard W. Gilbert

               /s/ FRANK J. HANNA, III                 Director
     -------------------------------------------                                       March 15, 2000
                 Frank J. Hanna, III

              /s/ RICHARD E. HUDDLESTON                Director
     -------------------------------------------                                       March 15, 2000
                Richard E. Huddleston

              /s/ GAIL COUTCHER HUGHES                 Director
     -------------------------------------------                                       March 15, 2000
                Gail Coutcher Hughes

                /s/ MACK F. MATTINGLY                  Director
     -------------------------------------------                                       March 15, 2000
                  Mack F. Mattingly

              /s/ THOMAS G. ROSENCRANTS                Director
     -------------------------------------------                                       March 15, 2000
                Thomas G. Rosencrants