Form 10-Q
period 2000-03-21
COMPUCREDIT CORP
filed 2000-05-15
CIK 1068199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       or

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ______________ TO ________________ .

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

                             YES   X       NO
                                 -----        -----

The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of April 30, 2000 was 46,439,725 shares.

                             COMPUCREDIT CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                 March 31, 2000


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

         Item 2.      Changes in Securities and Use of Proceeds.............................................20

         Item 3.      Defaults Upon Senior Securities.......................................................20

         Item 4.      Submission of Matters to a Vote of Security Holders...................................20

         Item 5.      Other Information.....................................................................20

         Item 6.      Exhibits and Reports on Form 8-K......................................................20

                      Signatures............................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             (UNAUDITED)
                                                                              MARCH 31,            DECEMBER 31,
                                                                                2000                   1999
                                                                        --------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                                     $ 161,371                $11,808
Restricted cash                                                                      -                  10,000

Retained interests in credit card receivables securitized                       199,397                165,572
Accrued interest and fees                                                        12,674                  9,828
                                                                        --------------------------------------------
Net credit card receivables                                                     212,071                175,400

Amounts due from securitization                                                  10,049                 12,010
Deferred costs, net                                                               2,435                  2,235
Software, furniture, fixtures and equipment, net                                  8,180                  6,134
Prepaid expenses                                                                    793                  1,640
Other assets                                                                      5,001                  4,631
                                                                        --------------------------------------------
Total assets                                                                   $399,900               $223,858
                                                                        ============================================

LIABILITIES
Accrued expenses                                                               $14,441                  $9,664
Deferred revenue                                                                 4,740                   5,680
Income tax liability                                                            37,689                  32,151
                                                                        --------------------------------------------
Total liabilities                                                               56,870                  47,495


SHAREHOLDERS' EQUITY
Common stock, no par value, 60,000,000 shares authorized,
     44,651,392 issued and outstanding at March 31, 2000 and
     40,051,392 issued and outstanding at December 31, 1999                          -                       -
Additional paid-in capital                                                     238,037                  92,795
Retained earnings                                                              104,993                  83,568
                                                                        --------------------------------------------
Total shareholders' equity                                                     343,030                 176,363
                                                                        --------------------------------------------
Total liabilities and shareholders' equity                                    $399,900                $223,858
                                                                        ============================================



SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                            FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            2000                1999
                                                                       -------------------------------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                   SHARE DATA)

Interest income                                                             $ 1,415         $    246

Other operating income:
     Securitization income, net                                               1,789              252
     Income from retained interests in credit card
         receivables securitized                                             32,349           31,059
     Servicing income                                                         2,214            2,463
     Other credit card fees                                                   9,908            1,910
     Interchange fees                                                         4,093              710
     Ancillary products                                                       3,527              326
                                                                       -------------------------------------
Total other operating income                                                 53,880           36,720

Other operating expense:
     Salaries and benefits                                                    1,201              585
     Credit card servicing                                                    5,087            1,101
     Marketing and solicitation                                              11,774            3,428
     Professional fees                                                          704              419
     Data processing                                                          1,155              859
     Net occupancy                                                              242              108
     Ancillary product expense                                                  969              407
     Other                                                                    1,201              478
                                                                       -------------------------------------

Total other operating expense                                                22,333            7,385

Income before income taxes                                                   32,962           29,581
Income tax expense                                                          (11,537)         (10,699)
                                                                       -------------------------------------
Net income                                                                  $21,425         $ 18,882
                                                                       =====================================

Net income attributable to common shareholders                              $21,425         $ 18,438
                                                                       =====================================
Net income per common share - basic  (1)                                    $  0.51         $   0.57
                                                                       =====================================
Net income per common share - diluted (1)                                   $  0.50         $   0.57
                                                                       =====================================

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                    COMMON STOCK         ADDITIONAL                                       TOTAL
                               -----------------------    PAID-IN        PREFERRED       RETAINED     SHAREHOLDERS'
                                SHARES (1)    AMOUNT      CAPITAL          STOCK         EARNINGS         EQUITY
                               ------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)

 Balance at December 31, 1998    32,384,860     $ -        $ 9,953       $ 20,000        $24,557        $  54,510
    Net income                            -       -              -              -         18,882           18,882
                               -----------------------------------------------------------------------------------
 Balance at March 31, 1999       32,384,860     $ -        $ 9,953       $ 20,000        $43,439        $  73,392
                               ===================================================================================

 Balance at December 31, 1999    40,051,392     $ -      $  92,795       $      -       $  83,568       $ 176,363
    Issuance of common stock      4,600,000       -        145,242              -              -          145,242
    Net income                            -       -              -              -         21,425           21,425
                               -----------------------------------------------------------------------------------
 Balance at March 31, 2000       44,651,392     $ -       $238,037       $      -       $104,993         $343,030
                               ===================================================================================


(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2000             1999
                                                                        --------------------------------
                                                                            (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                 $  21,425        $  18,882
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation expense                                                     730              200
        Amortization expense                                                     994              161
        Securitization income                                                 (1,789)            (252)
        Retained interests income adjustment, net                             (2,110)          (3,751)
        Changes in assets and liabilities:
           Restricted cash                                                    10,000                -
           Accrued interest and fees                                          (2,846)            (376)
           Amounts due from securitization                                     1,961            1,425
           Deferred costs                                                     (1,343)            (121)
           Prepaid expenses                                                      847             (331)
           Amounts due to securitization                                           -           (9,641)
           Accrued expenses                                                    4,777            2,309
           Deferred revenue                                                     (940)             460
           Income tax liability                                                5,538            4,523
           Other                                                                (370)             810
                                                                        --------------------------------
Net cash provided by operating activities                                     36,874           14,298

INVESTING ACTIVITIES
Net loans originated or purchased                                           (163,086)         (35,242)
Recoveries of loans previously charged off                                     1,282               69
Net proceeds from securitization of loans                                    127,335           14,169
Proceeds from retained interests in credit card
     receivables securitized                                                   4,692           14,239
Purchases of and development of software, furniture,
     fixtures and equipment                                                   (2,776)            (828)
                                                                        --------------------------------
Net cash used in investing activities                                        (32,553)          (7,593)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                   145,242                -
                                                                        --------------------------------
Net cash provided by financing activities                                    145,242                -

NET INCREASE IN CASH                                                         149,563            6,705
Cash and cash equivalents at beginning of period                              11,808           12,256
                                                                        --------------------------------
Cash and cash equivalents at end of period                                 $ 161,371        $  18,961
                                                                        ================================


SEE ACCOMPANYING NOTES.

COMPUCREDIT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000


1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, the "Company"). The principal subsidiaries are AspireCard.com, Inc. formed to promote the credit card receivables and various other value-added products and services on the Internet and CompuCredit Funding Corp. and CompuCredit Acquisition Corporation, which were formed for the purpose of effecting the securitization of credit card receivables. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa credit cards under the Company's "Aspire" trademark, and the Company purchases the receivables relating to such accounts.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The notes to the financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

3. SECURITIZATIONS

The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of March 31, 2000, the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either provides the servicing or contracts with third party service providers.

The table below summarizes the Company's securitization activity:

                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31
                                                                 ---------------------------------
                                                                      2000             1999
                                                                          (IN THOUSANDS)
 Proceeds from securitizations                                        $132,027        $28,408
 Excess cash flows received on retained interests                       44,016         18,547
 Pretax securitization income                                            1,789            252


The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $4.7 million and $14.2 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in 2000 is due to the change in the structure of the accelerated amortization payments and due to the decrease in the purchased portfolio receivables. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables.

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

                                                                     MARCH 31
                                                               2000              1999
                                                        -----------------------------------
 Payment rate (monthly)                                         8.2%               5.9%
 Expected credit loss rate (annualized)                        10.4               13.9
 Residual cash flows discount rate                             18.3               21.8


The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from March 31, 1999 to March 31, 2000 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of March 31, 2000.

4. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         2000              1999
                                                                  ------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER
                                                                             SHARE DATA)
Numerator:
          Net income                                                   $21,425            $18,882
          Preferred stock dividends                                          -               (444)
                                                                  ------------------------------------
          Income attributable to common                                 21,425             18,438
          shareholders
Denominator:
       Denominator for basic earnings per share -
          Weighted-average shares outstanding                           42,326             32,385
          Effect of dilutive stock options                                 200                  -
       Denominator for diluted earnings per share -
          Adjusted weighted-average shares                              42,526             32,385
                                                                  ------------------------------------
Basic earnings per share                                              $   0.51           $   0.57
                                                                  ====================================
Diluted earnings per share                                            $   0.50           $   0.57
                                                                  ====================================


The number of weighted average shares outstanding gives effect to the 15.2-for-1 stock split effective April 28, 1999 which occurred in connection with the Company's initial public offering. On April 28, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $12.00 per share. On May 5, 1999, the Company issued an additional 750,000 shares of common stock at $12.00 per share following the exercise by the Underwriters of their over-allotment option granted in connection with the Company's initial public offering. In February 2000, the Company issued an additional 4,600,000 shares of common stock at $33.50 per share in a follow-on offering.


5. SUBSEQUENT EVENT

On April 13, 2000, the Company signed an agreement to merge with Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. Pursuant to the agreement, the Company acquired all of the outstanding capital stock of Citadel with 1,783,333 shares of CompuCredit common stock. Citadel currently markets fee-based products and services to the Company's AspireVisa cardholders. The transaction will be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

GENERAL

         CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its clients for which it earns fees. In June 1999, we established a marketing presence on the Internet by entering into a marketing agreement with The Lending Tree, Inc., an online loan marketplace. Additionally, in July 1999, we launched our website WWW.ASPIRECARD.COM through our wholly-owned subsidiary AspireCard.com, Inc. Applications received via the Internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to our direct mail and telemarketing campaigns.

         On April 13, 2000, CompuCredit signed an agreement to merge with Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. Pursuant to the agreement, CompuCredit acquired all of the outstanding capital stock of Citadel with 1,783,333 shares of CompuCredit common stock. Citadel currently markets fee-based products and services to CompuCredit's AspireVisa cardholders. The transaction will be accounted for as a pooling of interests.

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

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements that may not be so identified. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, CompuCredit Corporation does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

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

         In each securitization, we receive cash, retain an interest in the receivables that are securitized, and have rights to receive cash in the future as the securitized receivables are collected. The future cash flows are commonly referred to as interest-only strips. Although we continue to service the underlying credit card receivables and maintain the client relationships, these transactions are treated as sales under generally accepted accounting principles and the securitized receivables are not reflected on our consolidated balance sheet. The retained interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Amounts Due from Securitization on our balance sheet includes payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

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

         The securitization transactions do not affect the relationship we have with our clients, and we continue to service the credit card receivables. As of March 31, 2000, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the seuritized principal receivables or 5% of cash collected, depending on the securitization. We either provide the servicing or contract with third party service providers.

         The table below summarizes our securitization activity.

                                                               FOR THE THREE MONTHS
                                                                      ENDED
                                                                     MARCH 31
                                                               2000           1999
                                                               ----           ----
                                                                  (IN THOUSANDS)
 Proceeds from securitizations                                $132,027        $28,408
 Excess cash flows received on retained interests               44,016         18,547
 Pretax securitization income                                    1,789            252


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

         As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $4.7 million for the three months ended March 31, 2000 and $14.2 million for the three months ended March 31, 1999. The decrease in 2000 is due to the change in the structure of the accelerated amortization payments and due to the decrease in the purchased portfolio receivables. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us. In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

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


                                                                    AT OR FOR THE QUARTER ENDED
                                                    DEC. 31,  MARCH 31,   JUNE 30,  SEPT. 30,  DEC. 31,   MARCH 31,
                                                      1998       1999       1999       1999      1999        2000
                                                   -------------------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
Period-end total managed loans                       $503,985   $487,747  $526,217    $667,063  $898,691  $1,026,099
Period-end total managed accounts                         343        382       633         927     1,181       1,416
Total average managed loan portfolio                 $449,028   $500,419  $496,859    $592,379  $769,624    $963,939
Net interest margin on managed loans, annualized        18.9%      19.8%     21.0%       23.1%      23.6%      23.8%
Operating ratio                                          7.0%       6.6%      7.6%        9.1%       8.7%       8.0%


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

         Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses. Our operating ratio increased during late 1999 because we spent more on our infrastructure, our collections operations, our Internet technology and our database management system to accommodate our current and anticipated portfolio growth.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net income for the three months ended March 31, 2000 was $21.4 million, or $0.50 per share on a diluted basis, an increase of $2.5 million from net income of $18.9 million for the three months ended March 31, 1999. During the three months ended March 31, 1999, third party investors purchased the outstanding undivided interest in one of our securitization structures for cash. The price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. As a result, $25.1 million was remitted to our wholly owned subsidiary created in connection with the securitization. This transaction contributed $16.0 million in net income to the first quarter of 1999.

         The changes in operating results were also largely attributable to the growth in managed loans from $487.7 million at March 31, 1999 to $1.026 billion at March 31, 2000. The increase in managed loans was the result of direct mail, telemarketing and Internet marketing and solicitations.

         Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $14.3 million from $5.4 million for the three months ended March 31, 1999 to $19.7 million for the three months ended March 31, 2000. The increases are primarily due to the increase in customer purchases of our fee-based products and the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

         Other operating expenses increased to $22.3 million for the three months ended March 31, 2000, from $7.4 million for the three months ended March 31, 1999. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional credit card servicing costs.

INTEREST INCOME

         Interest income consists of interest income earned on cash and cash equivalents. Interest income totaled $1.4 million for the three months ended March 31, 2000 and totaled $246,000 for the three months ended March 31, 1999. The increase in interest income is attributable to the investing of the cash proceeds we received from our first quarter 2000 follow-on public offering.

NET SECURITIZATION INCOME

         Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows we expect to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "Income from Retained Interests in Credit Card Receivables Securitized." Securitization income is recognized at the time of the initial securitization. Net securitization income for the three months ended March 31, 2000 increased to $1.8 million compared to $252,000 for the three months ended March 31, 1999 due to the change in volume of credit card receivables securitized.

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

                                                             AT MARCH 31
                                                       2000              1999
                                                 ---------------------------------
 Payment rate (monthly)                                 8.2%              5.9%
 Expected credit loss rate (annualized)                10.4              13.9
 Residual cash flows discount rate                     18.3              21.8


         The changes in the weighted average assumptions from March 31, 1999 to March 31, 2000 are primarily due to the change in the mix of our originated and purchased receivables. Since the receivables we originated have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of March 31, 2000. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

         Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                               2000            1999
                                                          ------------------------------
                                                              (DOLLARS IN THOUSANDS)
Servicing income                                             $ 2,214         $ 2,463
Other credit card fees                                         9,908           1,910
Interchange fees                                               4,093             710
Ancillary products                                             3,527             326
                                                          ------------------------------
  Total other operating income                               $19,742          $5,409
                                                          ==============================


         The increase in other operating income to $19.7 million for the three months ended March 31, 2000 relates to the growth in our managed loan portfolio since March 31, 1999. Our managed loans grew from $487.7 million at March 31, 1999 to $1.026 billion at March 31, 2000. We service the credit card receivables that have been securitized and recognize servicing income. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Ancillary product revenues are associated with the products and services that we market to our clients, and have increased in 2000 as customer purchases of our fee-based products have increased.

OTHER OPERATING EXPENSE

         Other operating expense consists of the following for the periods indicated:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                    2000          1999
                                                                ----------------------------
                                                                  (DOLLARS IN THOUSANDS)
    Salaries and benefits                                          $ 1,201        $  585
    Credit card servicing                                            5,087         1,101
    Marketing and solicitation                                      11,774         3,428
    Professional fees                                                  704           419
    Data processing                                                  1,155           859
    Net occupancy                                                      242           108
    Ancillary product expense                                          969           407
    Other                                                            1,201           478
                                                                ============================
      Total other operating expense                                $22,333        $7,385
                                                                ============================


         Other operating expense for the three months ended March 31, 2000 increased to $22.3 million from $7.4 million for the three months ended March 31, 1999 due primarily to increases in marketing and solicitation and credit card servicing expenses. The increases in operating expenses were associated with the growth in our credit card receivables. Ancillary product expenses relate to the products and services that we market to our clients, including our insurance products, and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

         Income tax expense for the three months ended March 31, 2000 was $11.5 million and for the three months ended March 31, 1999 was $10.7 million. Our effective tax rate was 35.0% for the three months ended March 31, 2000 and 36.2% for the three months ended March 31, 1999.

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

         The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

                                                           AT THE QUARTER ENDED
                                                          (DOLLARS IN THOUSANDS)

                    DECEMBER 31,      MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,       MARCH 31,
                        1998             1999            1999             1999            1999             2000
                             % OF             % OF            % OF            % OF             % OF             % OF
                    AMOUNT  TOTAL   AMOUNT   TOTAL   AMOUNT  TOTAL   AMOUNT   TOTAL   AMOUNT  TOTAL   AMOUNT    TOTAL
                   ----------------------------------------------------------------------------------------------------
Loans Delinquent:
   30 to 59 days    $27,819   5.5%   $19,624   4.0%  $20,506   3.9%  $24,127   3.6%   $29,700   3.3%   $31,270   3.0%
   60 to 89 days     14,249   2.8     13,227   2.7    12,684   2.4    16,155   2.4     20,573   2.3     23,995   2.4
   90 or more        28,964   5.8     26,725   5.5    21,248   4.0    27,775   4.2     37,061   4.1     46,554   4.5
                   ----------------------------------------------------------------------------------------------------
Total 30 or more    $71,032  14.1%   $59,576  12.2%  $54,438  10.3%  $68,057  10.2%   $87,334   9.7%  $101,819   9.9%
                   ====================================================================================================
Total 60 or more    $43,213   8.6%   $39,952   8.2%  $33,932   6.4%  $43,930   6.6%   $57,634   6.4%   $70,549   6.9%
                   ====================================================================================================


      The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

                                                                       % OF TOTAL
                                                                  AT THE QUARTER ENDED
                                        DEC. 31,    MARCH 31,   JUNE 30,     SEPT. 30,     DEC. 31,      MARCH 31,
                                          1998        1999        1999         1999          1999         2000
                                      ------------------------------------------------------------------------------
ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days                           2.5%          2.4%        2.3%       2.4%           2.6%        2.7%
  60 to 89 days                           1.6           1.7         1.5        1.6            1.8         2.1
  90 or more                              3.9           3.8         3.0        2.6            3.0         4.0
                                      ------------------------------------------------------------------------------
Total 30 or more                          8.0%          7.9%        6.8%       6.6%           7.4%        8.8%
                                      ==============================================================================
Total 60 or more                          5.5%          5.5%        4.5%       4.2%           4.8%        6.1%
                                      ==============================================================================

PURCHASED PORTFOLIO
Loans Delinquent:
  30 to 59 days                           6.6%          4.8%        5.2%       5.4%           5.4%        4.4%
  60 to 89 days                           3.3           3.2         3.2        3.7            3.7         3.4
  90 or more                              6.5           6.3         4.9        6.5            7.1         6.4
                                      ------------------------------------------------------------------------------
Total 30 or more                         16.4%         14.3%       13.3%      15.6%          16.2%       14.2%
                                      ==============================================================================
Total 60 or more                          9.8%          9.5%        8.1%      10.2%          10.8%        9.8%
                                      ==============================================================================

         We began originating accounts in February 1997. In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase and then to stabilize. Due primarily to the significant growth in new receivables during the three months ended June 30, 1999, and the three months ended September 30, 1999, delinquency rates on our originated portfolio declined for those periods. During the three months ended December 31, 1999 and March 31, 2000, delinquency rates on our originated portfolio as compared to the prior periods increased due to the seasoning of the portfolio and due to seasonality. We are using our account management strategies on our originated portfolio, which are intended to reduce the expected increase in delinquency rates as our originated portfolio matures.

         During the quarters ended September 30, 1999 and December 31, 1999, the purchased portfolio delinquency rates increased as compared to the previous quarters due to seasonality. The delinquency rates slightly improved during the quarter ended March 31, 2000. We continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

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

                                                                  FOR THE QUARTER ENDED
                                           DEC. 31,   MARCH 31,    JUNE 30,    SEPT. 30,    DEC.31,   MARCH 31,
                                             1998        1999        1999         1999        1999      2000
                                          ----------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
TOTAL MANAGED LOAN PORTFOLIO :
Average managed loan portfolio              $449,028    $500,419     $496,859     $592,379   $769,624  $963,939
Net charge-offs                               24,075      20,457       22,723       17,412     17,985    23,605
Pro forma net charge-offs                      4,883       4,067        5,094        7,353     10,828    20,229
Net charge-off ratio (annualized)              21.5%       16.4%        18.3%        11.8%       9.3%      9.8%
Pro forma charge-off ratio (annualized)         4.3         3.3          4.1          5.0        5.6       8.4


         As our portfolio continues to mature, we expect charge-off rates to also increase and then stabilize. Our pro forma charge-off ratio increased to 8.4% for the first quarter of 2000 from 5.6% for the last quarter of 1999 primarily due to seasoning of our portfolio and a reduction in the discount accretion realized from our purchased portfolio. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

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

         We attempt to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in our asset and liability structure, especially our off-balance sheet assets and liabilities such as securitized receivables. The impact of market interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates, including changes affected by fluctuations in prevailing interest rates, payment trends on our interest-bearing assets and payment requirements on our interest-bearing liabilities, and the general timing of all other cash flows. To manage our direct risk to market interest rates, management actively monitors market interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flow primarily by matching asset and liability repricings. There can be no assurance that management will be successful in its attempt to manage such risks.

         At March 31, 2000, all of our credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At March 31, 2000, CompuCredit's securitizations had $832.5 million in variable rate, interest-bearing liabilities, payable to our investors. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

         A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $132.0 million during the three months ended March 31, 2000 and $28.4 million during the three months ended March 31, 1999 from sales of our credit card receivables through securitizations. We used cash generated from these transactions to fund further credit card receivables growth.

         The maturity terms of our securitizations vary. Once repayment begins, payments from clients on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our master trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding. As of March 31, 2000, CompuCredit had total securitization facilities of $1.068 billion and had utilized approximately $832.5 million of these facilities.

         In April 1999, we completed our initial public offering and received net proceeds of $62.8 million. We used these net proceeds for marketing and solicitation costs, receivables growth and working capital purposes.

         In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on LIBOR. Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of March 31, 2000, no advances were outstanding under this facility.

         In February 2000, we completed a follow-on public offering and received net proceeds of $145.2 million. If we charter a bank, we intend to capitalize this bank subsidiary with up to $20.0 million in capital contributions and make a deposit of up to an additional $5.0 million. We may use a portion of the net proceeds from this offering to fund all or part of these cash requirements. We plan to use the remaining net proceeds to finance our growth through the origination and purchase of credit card receivables, for marketing costs, working capital and other corporate purposes.

YEAR 2000

         As of March 31, 2000, we have not experienced any significant year 2000 problems, and we are not aware of any year 2000 problems experienced by our vendors that have affected us; however unforeseen problems could arise in the year 2000 which could cause delays and malfunctions which would have a material adverse effect on our results of operations and financial condition. We will continue to monitor internal systems and vendor issues related to the year 2000 throughout the year.



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

        27                   Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K


             The Company filed a report on Form 8-K (File No.000-25751), dated January 21, 2000, reporting under Item 5 of Form 8-K and enclosing its press release dated January 18, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CompuCredit Corporation

May 15, 2000                 By: /s/ Brett M. Samsky
                                -------------------------------------------
                                 Brett M. Samsky
                                 Chief Financial Officer (duly authorized
                                 officer and principal financial officer)

EXHIBIT INDEX

       EXHIBIT NO.          DESCRIPTION
       -----------          -----------
       3.1                  Amended and Restated Articles of Incorporation of CompuCredit
                            Corporation (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1 (File No.333-62327),
                            filed with the Commission on August 27, 1998).

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