Form 10-Q
period 2000-06-30
COMPUCREDIT CORP
filed 2000-08-14
CIK 1068199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED JUNE 30, 2000.

                                  or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM ----------------- TO ----------------- .

COMMISSION FILE NUMBER 025751

                            COMPUCREDIT CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                GEORGIA                        58-2336689
                -------                   --------------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)       Identification No.)

     ONE RAVINIA DRIVE, SUITE 500,
            ATLANTA, GEORGIA                     30346
     -----------------------------        --------------------
(Address of principal executive offices)       (Zip Code)

                                 (770) 206-6200
                ------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  /X/    NO  / /

    The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of July 31, 2000 was 46,440,225 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            COMPUCREDIT CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS
                                 June 30, 2000

                                                                                     PAGE
                                                                                   --------
PART I.              FINANCIAL INFORMATION

    Item 1.          Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets...................      1
                         Condensed Consolidated Statements of Income.............      2
                         Condensed Consolidated Statements of Shareholders'
                           Equity................................................      3
                         Condensed Consolidated Statements of Cash Flows.........      4
                         Notes to Condensed Consolidated Financial Statements....      5

    Item 2.          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................      9

    Item 3.          Quantitative and Qualitative Disclosures About Market
                       Risk......................................................     19

PART II.             OTHER INFORMATION

    Item 1.          Legal Proceedings...........................................     20

    Item 2.          Changes in Securities and Use of Proceeds...................     20

    Item 3.          Defaults Upon Senior Securities.............................     20

    Item 4.          Submission of Matters to a Vote of Security Holders.........     20

    Item 5.          Other Information...........................................     21

    Item 6.          Exhibits and Reports on Form 8-K............................     21

                     Signatures..................................................     22

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $140,900      $ 11,837
Restricted cash.............................................          --        10,000

Retained interests in credit card receivables securitized...     234,077       165,572
Accrued interest and fees...................................      16,036         9,828
                                                                --------      --------
Net credit card receivables.................................     250,113       175,400

Amounts due from securitization.............................      14,037        12,010
Deferred costs, net.........................................       2,264         2,235
Software, furniture, fixtures and equipment, net............      10,272         6,605
Prepaid expenses............................................       2,042         1,742
Other assets................................................       7,223         5,719
                                                                --------      --------
Total assets................................................    $426,851      $225,548
                                                                ========      ========

LIABILITIES
Accrued expenses............................................    $ 17,669      $ 10,575
Deferred revenue............................................       5,718         6,601
Income tax liability........................................      33,904        32,151
                                                                --------      --------
Total liabilities...........................................      57,291        49,327

SHAREHOLDERS' EQUITY
Common stock, no par value, 150,000,000 shares authorized,
  46,440,225 and 41,834,725 issued and outstanding at June
  30, 2000 and December 31, 1999, respectively..............          --            --
Additional paid-in capital..................................     238,682        93,374
Retained earnings...........................................     130,878        82,847
                                                                --------      --------
Total shareholders' equity..................................     369,560       176,221
                                                                --------      --------
Total liabilities and shareholders' equity..................    $426,851      $225,548
                                                                ========      ========

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                 ENDED                    ENDED
                                                               JUNE 30,                 JUNE 30,
                                                           2000         1999        2000        1999
                                                        ----------   ----------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income.......................................   $  2,402     $   687     $  3,834    $    941

Other operating income:
  Securitization income, net..........................      3,967       1,737        5,756       1,989
  Income from retained interests in credit card
    receivables securitized...........................     31,455       5,113       63,804      36,172
  Servicing income....................................      2,052       1,857        4,266       4,320
  Other credit card fees..............................     11,701       3,421       21,609       5,331
  Interchange fees....................................      4,694       1,341        8,787       2,051
  Ancillary products..................................      6,613       3,764       13,617       5,641
                                                         --------     -------     --------    --------
Total other operating income..........................     60,482      17,233      117,839      55,504

Other operating expense:
  Salaries and benefits...............................      1,253         719        2,454       1,304
  Credit card servicing...............................      5,627       1,310       10,714       2,411
  Marketing and solicitation..........................     12,606       9,490       24,380      12,918
  Professional fees...................................        221         702          925       1,121
  Data processing.....................................      1,202         241        2,357       1,100
  Net occupancy.......................................        277         178          519         286
  Ancillary product expense...........................      2,143       1,869        4,005       3,348
  Other...............................................      1,613         532        2,850       1,026
                                                         --------     -------     --------    --------
Total other operating expense.........................     24,942      15,041       48,204      23,514

Income before income taxes............................     37,942       2,879       73,469      32,931
Income tax expense....................................    (13,072)       (647)     (24,609)    (11,346)
                                                         --------     -------     --------    --------
Net income............................................   $ 24,870     $ 2,232     $ 48,860    $ 21,585
                                                         ========     =======     ========    ========
Net income attributable to common shareholders........   $ 24,870     $ 2,094     $ 48,860    $ 21,003
                                                         ========     =======     ========    ========
Net income per common share--basic (1)................   $   0.54     $  0.05     $   1.08    $   0.57
                                                         ========     =======     ========    ========
Net income per common share--diluted (1)..............   $   0.53     $  0.05     $   1.07    $   0.57
                                                         ========     =======     ========    ========

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                           COMMON STOCK        ADDITIONAL                              TOTAL
                                      ----------------------    PAID-IN     PREFERRED   RETAINED   SHAREHOLDERS'
                                      SHARES (1)    AMOUNT      CAPITAL       STOCK     EARNINGS      EQUITY
                                      ----------   ---------   ----------   ---------   --------   -------------
                                                                (DOLLARS IN THOUSANDS)

Balance at December 31, 1998.......   34,168,193   $     --     $ 10,532    $ 20,000    $ 22,744     $ 53,276
  Conversion of preferred stock....    1,916,532         --       20,000     (20,000)         --           --
  Issuance of common stock.........    5,750,000         --       62,842          --          --       62,842
  Net income.......................           --         --           --          --      21,585       21,585
                                      ----------   ---------    --------    --------    --------     --------
Balance at June 30, 1999...........   41,834,725   $     --     $ 93,374    $     --    $ 44,329     $137,703
                                      ==========   =========    ========    ========    ========     ========

Balance at December 31, 1999.......   41,834,725   $     --     $ 93,374    $     --    $ 82,847     $176,221
  Issuance of common stock.........    4,600,000         --      145,242          --          --      145,242
  Stock options exercised..........        5,500         --           66          --          --           66
  Cash dividend paid by pooled
    company........................           --         --           --          --        (829)        (829)
  Net income.......................           --         --           --          --      48,860       48,860
                                      ----------   ---------    --------    --------    --------     --------
Balance at June 30, 2000...........   46,440,225   $     --     $238,682    $     --    $130,878     $369,560
                                      ==========   =========    ========    ========    ========     ========

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                 2000          1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................   $  48,860     $  21,585
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation expense....................................       1,746           528
    Amortization expense....................................       2,147           445
    Securitization income...................................      (5,756)       (1,989)
    Retained interests income adjustment, net...............      (3,487)       (5,636)
    Changes in assets and liabilities:
      Restricted cash.......................................      10,000            --
      Accrued interest and fees.............................      (6,208)       (1,464)
      Amounts due from securitization.......................      (2,027)         (135)
      Deferred costs........................................      (2,472)         (999)
      Prepaid expenses......................................        (301)       (1,105)
      Amounts due to securitization.........................          --        (9,754)
      Accrued expenses......................................       7,092         4,044
      Deferred revenue......................................        (882)        3,037
      Income tax liability..................................       1,752         3,070
      Other.................................................      (1,502)         (588)
                                                               ---------     ---------
Net cash provided by operating activities...................      48,962        11,039

INVESTING ACTIVITIES
Net loans originated or purchased...........................    (339,273)     (118,817)
Recoveries of loans previously charged off..................       4,064           148
Net proceeds from securitization of loans...................     266,850        63,151
Proceeds from retained interests in credit card receivables
  securitized...............................................       9,394        26,946
Purchases of and development of software, furniture,
  fixtures and equipment....................................      (5,413)       (2,321)
                                                               ---------     ---------
Net cash used in investing activities.......................     (64,378)      (30,893)

FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................          66            --
Cash dividend paid by pooled company........................        (829)           --
Net proceeds from issuance of common stock..................     145,242        62,842
                                                               ---------     ---------
Net cash provided by financing activities...................     144,479        62,842

NET INCREASE IN CASH........................................     129,063        42,988
Cash and cash equivalents at beginning of period............      11,837        12,711
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $ 140,900     $  55,699
                                                               =========     =========

SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. CompuCredit markets unsecured
Aspire-Registered Trademark- Visa-Registered Trademark- credit cards through direct mail, telemarketing and on the internet through its wholly owned subsidiary, AspireCard.com. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa credit cards under the Company's "Aspire" trademark, and the Company purchases the receivables relating to such accounts.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The notes to the financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

                                 JUNE 30, 2000

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

BUSINESS COMBINATION

    On April 13, 2000, the Company closed its acquisition of Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests through the exchange of 1,783,333 shares of the Company's common stock for all of the outstanding stock of Citadel. The consolidated financial statements of the Company have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

3. SECURITIZATIONS

    The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues certificates representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of June 30, 2000, the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either provides the servicing or contracts with third party service providers.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000

3. SECURITIZATIONS (CONTINUED)
    The table below summarizes the Company's securitization activity:

                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                            ENDED JUNE 30          ENDED JUNE 30
                                        ---------------------   -------------------
                                          2000        1999        2000       1999
                                                      (IN THOUSANDS)

Proceeds from securitizations.........  $144,217     $61,689    $276,244   $90,097
Excess cash flows received on retained
  interests...........................    37,384      18,297      75,047    36,844
Pretax securitization income..........     3,967       1,737       5,756     1,989

    The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

    As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $9.4 million and $26.9 million for the three months ended June 30, 2000 and 1999, respectively. The decrease in 2000 is due to the change in the structure of the accelerated amortization payments and due to the decrease in the purchased portfolio receivables relative to the receivables originated by the Company. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

    Subsequent to each sale, the Company's retained interests are carried at estimated fair market value with changes in fair value included in income as they are classified as trading securities. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows. The weighted

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000

3. SECURITIZATIONS (CONTINUED)
average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each six-month period are presented below:

                                                                    JUNE 30
                                                                2000       1999
                                                              --------   --------
Payment rate (monthly)......................................     8.5%       6.3%
Expected credit loss rate (annualized)......................    10.1       12.4
Residual cash flows discount rate...........................    18.0       20.9

    The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from June 30, 1999 to June 30, 2000 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of June 30, 2000.

4. EARNINGS PER SHARE

    The following table sets forth the computation of earnings per share:

                                                             FOR THE THREE      FOR THE SIX MONTHS
                                                             MONTHS ENDED              ENDED
                                                               JUNE 30,              JUNE 30,
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Net income..........................................  $24,870    $ 2,232    $45,467    $21,585
    Preferred stock dividends...........................       --       (138)        --       (582)
                                                          -------    -------    -------    -------
    Income attributable to common shareholders..........   24,870      2,094     45,467     21,003
Denominator:
  Denominator for basic earnings per share--
    Weighted-average shares outstanding.................   46,438     39,502     45,274     36,850
    Effect of dilutive stock options....................      187         49        193         24
  Denominator for diluted earnings per share--
    Adjusted weighted-average shares....................   46,625     39,551     42,467     36,874
                                                          -------    -------    -------    -------
Basic earnings per share................................  $  0.54    $  0.05    $  1.08    $  0.57
                                                          =======    =======    =======    =======
Diluted earnings per share..............................  $  0.53    $  0.05    $  1.07    $  0.57
                                                          =======    =======    =======    =======

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

    Earnings per share for the three and six months ended June 30, 1999 have been restated for the pooling with Citadel. Basic and diluted earnings per share increased $.02 for both periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

GENERAL

    CompuCredit Corporation is a credit card company that uses analytical techniques, including sophisticated computer models, to identify consumers whom we believe are credit-worthy and are overlooked by more traditional consumer credit providers. CompuCredit markets unsecured Aspire-Registered Trademark-Visa-Registered Trademark- credit cards through direct mail, telemarketing and the Internet. In July 1999, CompuCredit launched its consumer website WWW.ASPIRECARD.COM through its Internet marketing services subsidiary AspireCard.com, Inc. Consumers can apply at WWW.ASPIRECARD.COM and receive a credit decision within seconds. CompuCredit also markets credit life insurance, card registration, buying club memberships and travel services to its cardholders.

    On April 13, 2000, CompuCredit closed its acquisition of Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests through the exchange of 1,783,333 shares of CompuCredit common stock for all of the outstanding stock of Citadel. Citadel currently markets fee-based products and services to CompuCredit's AspireVisa cardholders.

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

    This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements that may not be so identified. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (i) the effect of any disruption of our outsourcing relationship with Columbus Bank and Trust and its affiliate Total Systems Services, Inc., (ii) our ability to evaluate the creditworthiness of our clients and price our credit products accordingly, (iii) the effect of increases in interest rates on our cost of funds and the payment performance of our clients, (iv) compliance with and changes in laws and regulations, including consumer protection laws, laws relating to the interest rates, charges or terms and conditions of our credit card accounts or other laws regulating the credit card, consumer loan or financial services industry, (v) the impact of intense competition for credit card customers on CompuCredit's efforts to market the Aspire Visa credit card, (vi) the ability of the CompuCredit to continue to securitize receivables and to otherwise access the capital markets on acceptable terms to fund its operations and future growth,
(vii) the impact of unexpected economic changes and other factors on the performance of our credit card receivables and securitizations, and the factors set forth under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, CompuCredit Corporation does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Commission under the Federal securities laws.

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

    The securitization transactions do not affect the relationship we have with our clients, and we continue to service the credit card receivables. As of June 30, 2000, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either provide the servicing or contract with third party service providers.

    The table below summarizes our securitization activity.

                                                        FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30          ENDED JUNE 30
                                                          2000        1999        2000       1999
                                                        ---------   ---------   --------   --------
                                                                      (IN THOUSANDS)

Proceeds from securitizations.........................  $144,217     $61,689    $276,244   $90,097
Excess cash flows received on retained interests......    37,384      18,297      75,047    36,844
Pretax securitization income..........................     3,967       1,737       5,756     1,989

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

    As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $9.4 million for the six months ended June 30, 2000 and $26.9 million for the six months ended June 30, 1999. The decrease in 2000 is due to the change in the structure of the accelerated amortization payments and due to the decrease in the purchased portfolio receivables relative to the receivables originated by the Company. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us. In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

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

                                                           AT OR FOR THE QUARTER ENDED
                                      MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,     JUNE 30,
                                        1999        1999       1999        1999        2000         2000
                                      ---------   --------   ---------   --------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT FOR PERCENTAGES)

Period-end total managed loans......  $487,747    $526,217   $667,063    $898,691   $1,026,099   $1,171,932
Period-end total managed accounts...       382         633        927       1,181        1,416        1,648
Total average managed loan
  portfolio.........................  $500,419    $496,859   $592,379    $769,624   $  963,939   $1,097,610
Net interest margin on managed
  loans, annualized.................     19.8%       21.0%      23.1%       23.6%        23.8%        23.3%
Operating ratio.....................      6.6%        7.6%       9.1%        8.7%         8.0%         7.3%

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

RESULTS OF OPERATIONS

    Net income for the three months ended June 30, 2000 was $24.9 million, or $0.53 per share on a diluted basis, an increase of $22.7 million from net income of $2.2 million for the three months ended June 30, 1999. The increase in net income was primarily the result of the growth in our managed loans. Net income for the six months ended June 30, 2000 was $48.9 million, or $1.07 per share on a diluted basis, an increase of $27.3 million from net income of $21.6 million for the six months ended June 30, 1999.

    The changes in operating results were also largely attributable to the growth in managed loans from $526.2 million at June 30, 1999 to $1.172 billion at June 30, 2000. The increase in managed loans was the result of direct mail, telemarketing and Internet marketing and solicitations.

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased
$14.7 million from $10.4 million for the three months ended June 30, 1999 to $25.1 million for the three months ended June 30, 2000. Other operating income increased $31.0 million from $17.3 million for the six months ended June 30, 1999 to $48.3 million for the six months ended June 30, 2000. The increases are primarily due to the increase in customer purchases of our fee-based products and the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

    Other operating expenses increased to $24.9 million for the three months ended June 30, 2000, from $15.0 million for the three months ended June 30, 1999. Other operating expenses increased to $48.2 million for the six months ended June 30, 2000, from $23.5 million for the six months ended June 30, 1999. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional credit card servicing costs.

INTEREST INCOME

    Interest income consists of interest income earned on cash and cash equivalents. Interest income totaled $2.4 million for the three months ended June 30, 2000 and totaled $687,000 for the three months ended June 30, 1999. Interest income totaled $3.8 million for the six months ended June 30, 2000 and totaled $941,000 for the six months ended June 30, 1999. The increase in interest income is attributable to the investing of the cash proceeds we received from our first quarter 2000 follow-on public offering.

NET SECURITIZATION INCOME

    Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows we expect to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "Income from Retained Interests in Credit Card Receivables Securitized." Securitization income is recognized at the time of the initial securitization. Net securitization income for the three months ended June 30, 2000 increased to $4.0 million compared to $1.7 million for the three months ended June 30, 1999. Net securitization income for the six months ended June 30, 2000 was $5.8 million compared to $2.0 million for the six months ended June 30, 1999. The increase is due to the change in volume of credit card receivables securitized.

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

                                                                  AT JUNE 30
                                                                2000       1999
                                                              --------   --------
Payment rate (monthly)......................................     8.5%       6.3%
Expected credit loss rate (annualized)......................    10.1       12.4
Residual cash flows discount rate...........................    18.0       20.9

    The changes in the weighted average assumptions from June 30, 1999 to June 30, 2000 are primarily due to the change in the mix of our originated and purchased receivables. Since the receivables we originated have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of June 30, 2000. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30               JUNE 30
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)

Servicing income........................  $ 2,052    $ 1,857    $ 4,266    $ 4,320
Other credit card fees..................   11,701      3,421     21,609      5,331
Interchange fees........................    4,694      1,341      8,787      2,051
Ancillary products......................    6,613      3,764     13,617      5,641
                                          -------    -------    -------    -------
  Total other operating income..........  $25,060    $10,383    $48,279    $17,343
                                          =======    =======    =======    =======

    The increase in other operating income to $25.1 million for the three months ended June 30, 2000 and to $48.3 million for the six months ended June 30, 2000 relates to the growth in our managed loan portfolio since June 30, 1999. Our managed loans grew from $526.2 million at June 30, 1999 to $1.172 billion at

June 30, 2000. We service the credit card receivables that have been securitized and recognize servicing income. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Ancillary product revenues are associated with the products and services that we market to our clients, and have increased in 2000 as customer purchases of our fee-based products have increased.

OTHER OPERATING EXPENSE

    Other operating expense consists of the following for the periods indicated:

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30               JUNE 30
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)

Salaries and benefits...................  $ 1,253    $   719    $ 2,454    $ 1,304
Credit card servicing...................    5,627      1,310     10,714      2,411
Marketing and solicitation..............   12,606      9,490     24,380     12,918
Professional fees.......................      221        702        925      1,121
Data processing.........................    1,202        241      2,357      1,100
Net occupancy...........................      277        178        519        286
Ancillary product expense...............    2,143      1,869      4,005      3,348
Other...................................    1,613        532      2,850      1,026
                                          -------    -------    -------    -------
  Total other operating expense.........  $24,942    $15,041    $48,204    $23,514
                                          =======    =======    =======    =======

    Other operating expense for the three months ended June 30, 2000 increased to $24.9 million from $15.0 million for the three months ended June 30, 1999 and increased to $48.2 million from $23.5 million for the comparable six-month periods due primarily to increases in marketing and solicitation, credit card servicing and data processing expenses. The increases in operating expenses also are due to the growth in our credit card receivables. Ancillary product expenses relate to the products and services that we market to our clients, including our insurance products, and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

    Income tax expense for the three months ended June 30, 2000 was $13.1 million and for the three months ended June 30, 1999 was $647,000. Our effective tax rate was 34.5% for the three months ended June 30, 2000 and 22.5% for the three months ended June 30, 1999. Income tax expense was $24.6 million for the six months ended June 30, 2000 and $11.3 million for the comparable period in 1999. The effective tax rate was 33.5% for the six months ended
June 30, 2000 and 34.5% for the six months ended June 30, 1999.

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

    The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

                                                        AT THE QUARTER ENDED
                                                       (DOLLARS IN THOUSANDS)
                             MARCH 31,             JUNE 30,            SEPTEMBER 30,         DECEMBER 31,
                               1999                  1999                  1999                  1999
                                     % OF                  % OF                  % OF                  % OF
                         AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                        --------   --------   --------   --------   --------   --------   --------   --------
Loans Delinquent:
  30 to 59 days......   $19,624       4.0%    $20,506       3.9%    $24,127       3.6%    $29,700      3.3%
  60 to 89 days......    13,227       2.7      12,684       2.4      16,155       2.4      20,573      2.3
  90 or more.........    26,725       5.5      21,248       4.0      27,775       4.2      37,061      4.1
                        -------      ----     -------      ----     -------      ----     -------      ---
Total 30 or more.....   $59,576      12.2%    $54,438      10.3%    $68,057      10.2%    $87,334      9.7%
                        =======      ====     =======      ====     =======      ====     =======      ===
Total 60 or more.....   $39,952       8.2%    $33,932       6.4%    $43,930       6.6%    $57,634      6.4%
                        =======      ====     =======      ====     =======      ====     =======      ===

                                 AT THE QUARTER ENDED
                                (DOLLARS IN THOUSANDS)
                            MARCH 31,             JUNE 30,
                              2000                  2000
                                    % OF                  % OF
                        AMOUNT     TOTAL      AMOUNT     TOTAL
                       --------   --------   --------   --------
Loans Delinquent:
  30 to 59 days......  $ 31,270     3.0%     $ 40,256      3.4%
  60 to 89 days......    23,995     2.4        28,028      2.4
  90 or more.........    46,554     4.5        57,552      4.9
                       --------     ---      --------     ----
Total 30 or more.....  $101,819     9.9%     $125,836     10.7%
                       ========     ===      ========     ====
Total 60 or more.....  $ 70,549     6.9%     $ 85,580      7.3%
                       ========     ===      ========     ====

    The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

                                                                      % OF TOTAL
                                                                 AT THE QUARTER ENDED
                                          MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,
                                            1999        1999       1999        1999       2000        2000
                                          ---------   --------   ---------   --------   ---------   --------
ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days.........................     2.4%        2.3%       2.4%        2.6%       2.7%        3.3%
  60 to 89 days.........................     1.7         1.5        1.6         1.8        2.1         2.3
  90 or more............................     3.8         3.0        2.6         3.0        4.0         4.8
                                            ----        ----       ----        ----       ----        ----
Total 30 or more........................     7.9%        6.8%       6.6%        7.4%       8.8%       10.4%
                                            ====        ====       ====        ====       ====        ====
Total 60 or more........................     5.5%        4.5%       4.2%        4.8%       6.1%        7.1%
                                            ====        ====       ====        ====       ====        ====
PURCHASED PORTFOLIO
Loans Delinquent:
  30 to 59 days.........................     4.8%        5.2%       5.4%        5.4%       4.4%        4.3%
  60 to 89 days.........................     3.2         3.2        3.7         3.7        3.4         2.8
  90 or more............................     6.3         4.9        6.5         7.1        6.4         5.5
                                            ----        ----       ----        ----       ----        ----
Total 30 or more........................    14.3%       13.3%      15.6%       16.2%      14.2%       12.6%
                                            ====        ====       ====        ====       ====        ====
Total 60 or more........................     9.5%        8.1%      10.2%       10.8%       9.8%        8.3%
                                            ====        ====       ====        ====       ====        ====

    In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase and then to stabilize. Due primarily to the significant growth in new receivables during the three months ended June 30, 1999, and the three months ended September 30, 1999, delinquency rates on our originated portfolio declined for those periods. During the three months ended December 31, 1999, March 31, 2000 and June 30, 2000, delinquency rates on our originated portfolio as compared to the prior periods increased due primarily to the seasoning of the portfolio and seasonality. We are using our account management strategies on our originated portfolio, which are intended to reduce the expected increase in delinquency rates as our originated portfolio matures.

    During the quarters ended September 30, 1999 and December 31, 1999, the purchased portfolio delinquency rates increased as compared to the previous quarters due to seasonality. The delinquency rates have been improving since December 1999 as we continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

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

                                                               FOR THE QUARTER ENDED
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,    JUNE 30,
                                          1999        1999       1999        1999       2000         2000
                                        ---------   --------   ---------   --------   ---------   ----------
                                                               (DOLLARS IN THOUSANDS)
TOTAL MANAGED LOAN PORTFOLIO:
Average managed loan portfolio........  $500,419    $496,859   $592,379    $769,624   $963,939    $1,097,610
Net charge-offs.......................    20,457      22,723     17,412      17,985     23,605        26,302
Pro forma net charge-offs.............     4,067       5,094      7,353      10,828     20,229        25,346
Net charge-off ratio (annualized).....      16.4%       18.3%      11.8%        9.3%       9.8%          9.6%
Pro forma charge-off ratio
  (annualized)........................       3.3         4.1        5.0         5.6        8.4           9.2

    As our portfolio continues to mature, we expect charge-off rates to also increase and then stabilize. Our pro forma charge-off ratio increased to 9.2% for the second quarter of 2000 from 8.4% for the first quarter of 2000 primarily due to seasoning of our portfolio and a reduction in the discount accretion realized from our purchased portfolio. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

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

    At June 30, 2000, all of our credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At June 30, 2000, our securitizations had $952.1 million in variable rate, interest-bearing liabilities, payable to our investors. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

    A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $276.2 million during the six months ended June 30, 2000 and $90.1 million during the six months ended
June 30, 1999 from sales of our credit card receivables through securitizations. We used cash generated from these transactions to fund further credit card receivables growth.

    The maturity terms of our securitizations vary. Once repayment begins, payments from clients on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our master trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding. As of June 30, 2000, CompuCredit had total securitization facilities of $1.049 billion and had utilized approximately $952.1 million of these facilities.

    In April 1999, we completed our initial public offering and received net proceeds of $62.8 million. We used these net proceeds for marketing and solicitation costs, receivables growth and working capital purposes.

    In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on LIBOR. Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of June 30, 2000, no advances were outstanding under this facility.

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

YEAR 2000

    As of June 30, 2000, we have not experienced any significant year 2000 problems, and we are not aware of any year 2000 problems experienced by our vendors that have affected us; however unforeseen problems could arise in the year 2000 which could cause delays and malfunctions which would have a material adverse effect on our results of operations and financial condition. We will continue to monitor internal systems and vendor issues related to the year 2000 throughout the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a)  Not applicable.

    (b)  Not applicable.

    (c)  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of the Company was held on May 2, 2000 in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

    (1) Votes regarding the election of seven directors to hold office for a term of one year and until their respective successors are elected and qualified were as follows:

                                                     FOR            WITHHELD
                                               ----------------   -------------
David G. Hanna...............................  40,762,125 votes   243,724 votes
Richard W. Gilbert...........................  41,003,745 votes   2,104 votes
Frank J. Hanna, III..........................  41,003,745 votes   2,104 votes
Richard E. Huddleston........................  41,003,745 votes   2,104 votes
Gail Coutcher Hughes.........................  41,003,745 votes   2,104 votes
Mack F. Mattingly............................  41,003,745 votes   2,104 votes
Thomas G. Rosencrants........................  41,003,745 votes   2,104 votes

    (2) Votes regarding a proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares

         FOR             AGAINST    ABSTAIN/BROKER NON-VOTES
---------------------   ---------   ------------------------
39,098,889              1,906,560              400

    (3) Votes regarding the adoption of the CompuCredit Employee Stock Purchase Plan were as follows:

         FOR            AGAINST    ABSTAIN/BROKER NON-VOTES
---------------------   --------   ------------------------
40,979,924               22,725              3,200

    (4) Votes regarding the ratification of the appointment of Ernst & Young as independent auditors for fiscal year 2000 were as follows:

         FOR             AGAINST         ABSTAIN
---------------------   ---------   ------------------
40,828,549                177,200          100

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

    EXHIBIT NO.                DESCRIPTION
    -----------                -----------
             2.1               Agreement and Plan of Merger and Reorganization, dated as of
                               April 13, 2000, by and among CompuCredit Corporation, TCG
                               Acquisition Inc., Citadel Group, Inc., David L. Butler,
                               Cynthia F. Butler, Benjamin Butler, J. Samuel Butler,
                               Marissa Butler and Lynn B. Hubbard (incorporated by
                               reference to the Company's Report on Form 8-K (File
                               No. 000-25751), filed with the Commission on April 28,
                               2000).

             3.1               Amended and Restated Articles of Incorporation of
                               CompuCredit Corporation (incorporated by reference to
                               Exhibit 3.1 to the Company's Registration Statement on
                               Form S-1 (File No. 333-62327), filed with the Commission on
                               August 27, 1998).

             3.1(a)            Amendment to Amended and Restated Articles of Incorporation
                               of CompuCredit Corporation, dated May 3, 2000.

             3.2               Amended and Restated Bylaws of CompuCredit Corporation
                               (incorporated by reference to Exhibit 3.2 to the Company's
                               Registration Statement on Form S-1 (File No. 333-62327),
                               filed with the Commission on August 27, 1998).

              27               Restated Financial Data Schedule (for SEC use only).

    (b)  Reports on Form 8-K

       On April 28, 2000, the Company filed a report on Form 8-K (File
       No. 000-25751), dated April 13, 2000, reporting under Item 2 of Form 8-K announcing the acquisition of Citadel Group, Inc. and including the financial statements of Citadel Group, Inc. for the year ended
       December 31, 1999. On May 12, 2000, the Company filed an amendment to the report on Form 8-K to include certain pro forma financial data regarding the acquisition of Citadel Group, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       COMPUCREDIT CORPORATION

                                                       By:  /s/ BRETT M. SAMSKY
                                                            -----------------------------------------
                                                            Brett M. Samsky
                                                            CHIEF FINANCIAL OFFICER
                                                            (duly authorized officer and principal
                                                            financial officer)
August 14, 2000

EXHIBIT INDEX

     EXHIBIT NO.                 DESCRIPTION
---------------------            -----------
           2.1                   Agreement and Plan of Merger and Reorganization, dated as of
                                 April 13, 2000, by and among CompuCredit Corporation, TCG
                                 Acquisition Inc., Citadel Group, Inc., David L. Butler,
                                 Cynthia F. Butler, Benjamin Butler, J. Samuel Butler,
                                 Marissa Butler and Lynn B. Hubbard (incorporated by
                                 reference to the Company's Report on Form 8-K (File
                                 No. 000-25751), filed with the Commission on April 28,
                                 2000).

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

           3.1(a)                Amendment to Amended and Restated Articles of Incorporation
                                 of CompuCredit Corporation, dated May 3, 2000.

           3.2                   Amended and Restated Bylaws of CompuCredit Corporation
                                 (incorporated by reference to Exhibit 3.2 to the Company's
                                 Registration Statement on Form S-1 (File No. 333-62327),
                                 filed with the Commission on August 27, 1998).

            27                   Restated Financial Data Schedule (for SEC use only).