Form 10-Q
period 2000-09-30
COMPUCREDIT CORP
filed 2000-11-14
CIK 1068199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 2000.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM             TO             .

                         COMMISSION FILE NUMBER 025751

                            COMPUCREDIT CORPORATION
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                         58-2336689
       (State or other jurisdiction of                 (IRS Employer Identification No.)
       incorporation or organization))

ONE RAVINIA DRIVE, SUITE 500, ATLANTA, GEORGIA                       30346
   (Address of principal executive offices)                        (Zip Code)

                                 (770) 206-6200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES /X/  NO / /

The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of October 31, 2000 was 46,514,639 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            COMPUCREDIT CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS

                               September 30, 2000

                                                                                  PAGE
                                                                                --------
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                      Condensed Consolidated Balance Sheets...................      1
                      Condensed Consolidated Statements of Income.............      2
                      Condensed Consolidated Statements of Shareholders'
                      Equity..................................................      3
                      Condensed Consolidated Statements of Cash Flows.........      4
                      Notes to Condensed Consolidated Financial Statements....      5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      9

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk........................................................     19

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................     20

         Item 2.  Changes in Securities and Use of Proceeds...................     20

         Item 3.  Defaults Upon Senior Securities.............................     20

         Item 4.  Submission of Matters to a Vote of Security Holders.........     20

         Item 5.  Other Information...........................................     20

         Item 6.  Exhibits and Reports on Form 8-K............................     20

                  Signatures..................................................  22

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $139,505        $ 11,837
Restricted cash.............................................          --          10,000

Retained interests in credit card receivables securitized...     254,967         165,572
Accrued interest and fees...................................      19,848           9,828
                                                                --------        --------
Net credit card receivables.................................     274,815         175,400

Amounts due from securitization.............................      10,100          12,010
Deferred costs, net.........................................       7,680           2,235
Software, furniture, fixtures and equipment, net............      11,705           6,605
Prepaid expenses............................................       3,683           1,742
Other assets................................................       7,674           5,719
                                                                --------        --------
Total assets................................................    $455,162        $225,548
                                                                ========        ========

LIABILITIES
Accrued expenses............................................    $ 19,742        $ 10,575
Deferred revenue............................................       6,105           6,601
Income tax liability........................................      36,471          32,151
                                                                --------        --------
Total liabilities...........................................      62,318          49,327

SHAREHOLDERS' EQUITY
Common stock, no par value, 150,000,000 shares authorized,
  46,514,639 and 41,834,725 issued and outstanding at
  September 30, 2000 and December 31, 1999, respectively....          --              --
Additional paid-in capital..................................     239,789          93,374
Retained earnings...........................................     153,055          82,847
                                                                --------        --------
Total shareholders' equity..................................     392,844         176,221
                                                                --------        --------
Total liabilities and shareholders' equity..................    $455,162        $225,548
                                                                ========        ========

                            SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               ---------------------------   -------------------------
                                                   2000           1999          2000          1999
                                               ------------   ------------   -----------   -----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income..............................    $  1,796        $   536      $  5,630      $  1,477

Other operating income:
  Securitization income, net.................       4,041          3,623         9,797         5,612
  Income from retained interests in credit
    card receivables securitized.............      29,547         12,244        93,351        48,416
  Servicing income...........................       1,791          2,387         6,057         6,707
  Other credit card fees.....................      14,557          6,040        36,167        11,371
  Interchange fees...........................       4,939          2,708        13,726         4,759
  Ancillary products.........................       6,424          5,492        20,041        11,133
                                                 --------        -------      --------      --------
Total other operating income.................      61,299         32,494       179,139        87,998

Other operating expense:
  Salaries and benefits......................       1,485            836         3,939         2,140
  Credit card servicing......................       7,838          2,415        18,552         4,826
  Marketing and solicitation.................      14,414         10,733        38,794        23,651
  Professional fees..........................         555            175         1,480         1,296
  Data processing............................         909            800         3,266         1,900
  Net occupancy..............................         285            207           805           493
  Ancillary product expense..................       2,189          1,605         6,194         4,953
  Other......................................       2,176            858         5,026         1,884
                                                 --------        -------      --------      --------
Total other operating expense................      29,851         17,629        78,056        41,143

Income before income taxes...................      33,244         15,401       106,713        48,332
Income tax expense...........................     (11,068)        (5,169)      (35,676)      (16,515)
                                                 --------        -------      --------      --------
Net income...................................    $ 22,176        $10,232      $ 71,037      $ 31,817
                                                 ========        =======      ========      ========
Net income attributable to common
  shareholders...............................    $ 22,176        $10,232      $ 71,037      $ 31,235
                                                 ========        =======      ========      ========
Net income per common share--basic(1)........    $   0.48        $  0.24      $   1.56      $   0.81
                                                 ========        =======      ========      ========
Net income per common share--diluted(1)......    $   0.48        $  0.24      $   1.55      $   0.81
                                                 ========        =======      ========      ========

------------------------

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

                            SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                       COMMON STOCK        ADDITIONAL                              TOTAL
                                   ---------------------    PAID-IN     PREFERRED   RETAINED   SHAREHOLDERS'
                                   SHARES(1)     AMOUNT     CAPITAL       STOCK     EARNINGS      EQUITY
                                   ----------   --------   ----------   ---------   --------   -------------
                                                            (DOLLARS IN THOUSANDS)
Balance at December 31, 1998.....  34,168,193   $     --    $ 10,532    $ 20,000    $ 22,744     $ 53,276
  Conversion of preferred
    stock........................   1,916,532         --      20,000     (20,000)         --           --
  Issuance of common stock.......   5,750,000         --      62,842          --          --       62,842
  Net income.....................          --         --          --          --      31,813       31,813
                                   ----------   --------    --------    --------    --------     --------
Balance at September 30, 1999....  41,834,725   $     --    $ 93,374    $     --    $ 54,557     $147,931
                                   ==========   ========    ========    ========    ========     ========

Balance at December 31, 1999.....  41,834,725   $     --    $ 93,374    $     --    $ 82,847     $176,221
  Issuance of common stock.......   4,600,000         --     145,242          --          --      145,242
  Stock options exercised........      79,914         --       1,173          --          --        1,173
  Cash dividend paid by pooled
    Company......................          --         --          --          --        (829)        (829)
  Net income.....................          --         --          --          --      71,037       71,037
                                   ----------   --------    --------    --------    --------     --------
Balance at September 30, 2000....  46,514,639   $     --    $239,789    $     --    $153,055     $392,844
                                   ==========   ========    ========    ========    ========     ========

------------------------

(1) After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

                            SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................   $  71,037     $  31,817
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation expense....................................       2,902           968
    Amortization expense....................................       3,374           977
    Securitization income...................................      (9,797)       (5,612)
    Retained interests income adjustment, net...............       2,018       (11,039)
    Changes in assets and liabilities:
      Restricted cash.......................................      10,000            --
      Accrued interest and fees.............................     (10,019)       (3,866)
      Amounts due from securitization.......................       1,910        (2,189)
      Deferred costs........................................      (9,371)       (2,219)
      Prepaid expenses......................................      (1,942)       (1,440)
      Amounts due to securitization.........................          --        (9,298)
      Accrued expenses......................................       9,165         7,304
      Deferred revenue......................................        (495)        3,068
      Income tax liability..................................       4,319         2,296
      Other.................................................      (1,953)       (3,402)
                                                               ---------     ---------
Net cash provided by operating activities...................      71,148         7,365

INVESTING ACTIVITIES
Net loans originated or purchased...........................    (520,497)     (295,187)
Recoveries of loans previously charged off..................       7,250           270
Net proceeds from securitization of loans...................     419,772       199,632
Proceeds from retained interests in credit card receivables
  securitized...............................................      12,412        36,796
Purchases of and development of software, furniture,
  fixtures and equipment....................................      (8,003)       (4,456)
                                                               ---------     ---------
Net cash used in investing activities.......................     (89,066)      (62,945)

FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................       1,173            --
Cash dividend paid by pooled company........................        (829)           (4)
Net proceeds from issuance of common stock..................     145,242        62,842
                                                               ---------     ---------
Net cash provided by financing activities...................     145,586        62,838

NET INCREASE IN CASH                                             127,668         7,258
Cash and cash equivalents at beginning of period............      11,837        12,711
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $ 139,505     $  19,969
                                                               =========     =========

                            SEE ACCOMPANYING NOTES.

                    COMPUCREDIT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results for the year ended December 31, 2000. The notes to the financial statements for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. FAS 133, as amended by statement 138, is required to be adopted for fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this Statement will have a material impact on its financial statements.

    In December, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB explains how the SEC staff believes existing Revenue Recognition rules should be applied. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

3. SECURITIZATIONS

    The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its clients and the Company continues to service the credit card receivables. As of September 30, 2000, the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either provides the servicing or contracts with third party service providers.

    The table below summarizes the Company's securitization activity:

                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                      SEPTEMBER 30                 SEPTEMBER 30
                               ---------------------------   -------------------------
                                   2000           1999          2000          1999
                               ------------   ------------   -----------   -----------
                                                   (IN THOUSANDS)
Proceeds from
  securitizations............    $155,940       $146,331      $432,184      $236,428
Excess cash flows received on
  retained interests.........      42,325         22,276       117,371        59,120
Pretax securitization
  income.....................       4,041          3,623         9,797         5,612

    The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

    As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $12.4 million and $36.8 million for the three months ended September 30, 2000 and 1999, respectively. The decrease in 2000 is due to a reduction in the amortization payments required under our agreements and due to the decrease in the purchased portfolio receivables outstanding. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

                                                                 SEPTEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Payment rate (monthly)......................................     8.7%       7.2%
Expected credit loss rate (annualized)......................    10.3       10.9
Residual cash flows discount rate...........................    17.2       19.4

    The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from September 30, 1999 to September 30, 2000 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of September 30, 2000.

4. EARNINGS PER SHARE

    The following table sets forth the computation of earnings per share:

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               ---------------------------   -------------------------
                                                   2000           1999          2000          1999
                                               ------------   ------------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income.................................     $22,176        $10,232       $71,037       $31,817
  Preferred stock dividends..................          --             --            --          (582)
                                                  -------        -------       -------       -------
  Income attributable to common
    shareholders.............................      22,176         10,232        71,037        31,235

Denominator:
  Denominator for basic earnings per share--
    Weighted-average shares outstanding......      46,468         41,834        45,675        38,530
    Effect of dilutive stock options.........         218             99           202            49
  Denominator for diluted earnings per
    share--
    Adjusted weighted-average shares.........      46,686         41,933        45,877        38,579
                                                  -------        -------       -------       -------
Basic earnings per share.....................     $  0.48        $  0.24       $  1.56       $  0.81
                                                  =======        =======       =======       =======
Diluted earnings per share...................     $  0.48        $  0.24       $  1.55       $  0.81
                                                  =======        =======       =======       =======

    The number of weighted average shares outstanding gives effect to the 15.2-for-1 stock split effective April 28, 1999, which occurred in connection with the Company's initial public offering. On April 28, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at $12.00 per share. On May 5, 1999, the Company issued an additional 750,000 shares of common stock at $12.00 per share following the exercise by the Underwriters of their over-allotment option granted in connection with the Company's initial public offering. In February 2000, the Company issued an additional 4,600,000 shares of common stock at $33.50 per share in a follow-on offering.

    Earnings per share for the three and nine months ended September 30, 1999 have been restated for the pooling with Citadel. Basic and diluted earnings per share increased $.02 for the three-month period ended September 30, 1999 and $.04 for the nine-month period ended September 30, 1999 as a result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

GENERAL

    CompuCredit Corporation is a credit card company that uses analytical techniques, including sophisticated computer models, to identify consumers whom we believe are credit-worthy and are overlooked by more traditional consumer credit providers. CompuCredit markets unsecured Aspire-Registered Trademark-Visa-Registered Trademark- credit cards through direct mail, telemarketing and the Internet. In July 1999, CompuCredit launched its consumer website www.aspirecard.com through its Internet marketing services subsidiary, AspireCard.com, Inc. Consumers can apply at www.aspirecard.com and receive a credit decision within seconds. CompuCredit also markets credit life insurance, card registration, buying club memberships and travel services to its cardholders.

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

    The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of over collateralization, which means that we sell the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own. The investors in the securitized receivables have no recourse against us for our cardholders' failure to pay their credit card loans; however, most of our retained interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our retained interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

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

    In each securitization, we receive cash, retain an interest in the receivables that are securitized, and have rights to receive cash in the future as the securitized receivables are collected. The rights to future cash flows are commonly referred to as interest-only strips. Although we continue to service the underlying credit card receivables and maintain the client relationships, these transactions are treated as sales under generally accepted accounting principles and the securitized receivables are not reflected on our consolidated balance sheet. The retained interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Amounts Due from Securitization on our balance sheet includes payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

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

    The securitization transactions do not affect the relationship we have with our clients, and we continue to service the credit card receivables. As of September 30, 2000, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either provide the servicing or contract with third party service providers.

    The table below summarizes our securitization activity.

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30                 SEPTEMBER 30
                                               ---------------------------   -------------------------
                                                   2000           1999          2000          1999
                                               ------------   ------------   -----------   -----------
                                                                   (IN THOUSANDS)
Proceeds from securitizations................    $155,940       $146,331      $432,184      $236,428
Excess cash flows received on retained
  interests..................................      42,325         22,276       117,371        59,120
Pretax securitization income.................       4,041          3,623         9,797         5,612

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

    As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $12.4 million for the three months ended September 30, 2000 and $36.8 million for the three months ended September 30, 1999. The decrease in 2000 is due to the change in the structure of the accelerated amortization payments and due to the decrease in the purchased portfolio receivables outstanding. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us. In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

MANAGED LOAN PORTFOLIO

    The table set forth below indicates our net interest margin and our operating ratio on a "managed loan" basis as if the receivables securitized were still on our Balance Sheet. The table also indicates the ending and average managed loans and the number of managed accounts. Interest income for us on a managed loan basis includes all net interest and late fee income on all outstanding loans less all costs associated with securitizations, including the interest expense paid to the investors. Our operating ratio includes all expenses associated with our business on a managed basis, other than marketing expenses and ancillary product expenses, and is expressed as a percentage of average managed loans.

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

                                                                AT OR FOR THE QUARTER ENDED
                                           ----------------------------------------------------------------------
                                           JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,     JUNE 30,    SEPT. 30,
                                             1999       1999        1999        2000         2000         2000
                                           --------   ---------   --------   ----------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
Period-end total managed loans...........  $526,217   $667,063    $898,691   $1,026,099   $1,171,932   $1,321,128
Period-end total managed accounts........       633        927       1,181        1,416        1,648        1,891
Total average managed loan portfolio.....  $496,859   $592,379    $769,624   $  963,939   $1,097,610   $1,256,239
Net interest margin on managed loans,
  annualized.............................      21.0%      23.1%       23.6%        23.8%        23.3%        23.4%
Operating ratio..........................       7.6%       9.1%        8.7%         8.0%         7.3%         7.6%

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

    Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses. Our operating ratio increased from June 30, 2000 to September 30, 2000 as we spent more on our infrastructure, our collections operations, our credit card servicing and our database management system to accommodate our current and anticipated portfolio growth.

RESULTS OF OPERATIONS

    Net income for the three months ended September 30, 2000 was $22.2 million, or $0.48 per share on a diluted basis, an increase of $12.0 million from net income of $10.2 million for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $71.0 million, or $1.55 per share on a diluted basis, an increase of $39.2 million from net income of $31.8 million for the nine months ended September 30, 1999. The increase in net income was primarily the result of the growth in our managed loans.

    The changes in operating results were also largely attributable to the growth in managed loans from $667.1 million at September 30, 1999 to $1.321 billion at September 30, 2000. The increase in managed loans was the result of direct mail, telemarketing and Internet marketing and solicitations.

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased
$11.1 million from $16.6 million for the three months ended September 30, 1999 to $27.7 million for the three months ended September 30, 2000. Other operating income increased $42.0 million from $34.0 million for the nine months ended September 30, 1999 to $76.0 million for the nine months ended September 30, 2000. The increases are primarily due to the increase in customer purchases of our fee-based products and the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

    Other operating expenses increased to $29.9 million for the three months ended September 30, 2000, from $17.6 million for the three months ended September 30, 1999. Other operating expenses increased to $78.1 million for the nine months ended September 30, 2000, from $41.1 million for the nine months ended September 30, 1999. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional credit card servicing costs.

INTEREST INCOME

    Interest income consists of interest income earned on cash and cash equivalents. Interest income totaled $1.8 million for the three months ended September 30, 2000 and totaled $536,000 for the three months ended
September 30, 1999. Interest income totaled $5.6 million for the nine months ended September 30, 2000 and totaled $1.5 million for the nine months ended September 30, 1999. The increase in interest income is attributable to the investing of the cash proceeds we received from our first quarter 2000 follow-on public offering.

NET SECURITIZATION INCOME

    Net securitization income includes gains representing the estimated present value at the time of initial securitization of cash flows we expect to receive over the estimated life of the receivables securitized. The present value of the cash flows is estimated in the same manner as described below in "Income from Retained Interests in Credit Card Receivables Securitized." Securitization income is recognized at the time of the initial securitization. Net securitization income for the three months ended September 30, 2000 increased to $4.0 million compared to $3.6 million for the three months ended September 30, 1999. Net securitization income for the nine months ended September 30, 2000 was $9.8 million compared to $5.6 million for the nine months ended September 30, 1999. The increase is due to the change in volume of credit card receivables securitized.

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

                                                                AT SEPTEMBER 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Payment rate (monthly)......................................     8.7%       7.2%
Expected credit loss rate (annualized)......................    10.3       10.9
Residual cash flows discount rate...........................    17.2       19.4

    The changes in the weighted average assumptions from September 30, 1999 to September 30, 2000 are primarily due to the change in the mix of our originated and purchased receivables. Since the receivables we originated have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of September 30, 2000. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

OTHER OPERATING INCOME

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30              SEPTEMBER 30
                                -----------------------   -----------------------
                                   2000         1999         2000         1999
                                ----------   ----------   ----------   ----------
                                             (DOLLARS IN THOUSANDS)
Servicing income..............   $ 1,791      $ 2,387      $ 6,057      $ 6,707
Other credit card fees........    14,557        6,040       36,167       11,371
Interchange fees..............     4,939        2,708       13,726        4,759
Ancillary products............     6,424        5,492       20,041       11,133
                                 -------      -------      -------      -------
  Total other operating
    income....................   $27,711      $16,627      $75,991      $33,970
                                 =======      =======      =======      =======

    The increase in other operating income to $27.7 million for the three months ended September 30, 2000 and to $76.0 million for the nine months ended September 30, 2000 relates to the growth in our managed loan portfolio since September 30, 1999. Our managed loans grew from $667.1 million at September 30, 1999 to $1.321 billion at September 30, 2000. We service the credit card receivables that have been securitized and recognize servicing income. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees include credit card fees such as annual membership, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Ancillary product revenues are associated with the products and services that we market to our clients, and have increased in 2000 as customer purchases of our fee-based products have increased.

OTHER OPERATING EXPENSE

    Other operating expense consists of the following for the periods indicated:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30          SEPTEMBER 30
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Salaries and benefits...................  $ 1,485    $   836    $ 3,939    $ 2,140
Credit card servicing...................    7,838      2,415     18,552      4,826
Marketing and solicitation..............   14,414     10,733     38,794     23,651
Professional fees.......................      555        175      1,480      1,296
Data processing.........................      909        800      3,266      1,900
Net occupancy...........................      285        207        805        493
Ancillary product expense...............    2,189      1,605      6,194      4,953
Other...................................    2,176        858      5,026      1,884
                                          -------    -------    -------    -------
  Total other operating expense.........  $29,851    $17,629    $78,056    $41,143
                                          =======    =======    =======    =======

    Other operating expense for the three months ended September 30, 2000 increased to $29.9 million from $17.6 million for the three months ended September 30, 1999 and increased to $78.1 million from $41.1 million for the comparable nine-month periods due primarily to increases in marketing and solicitation, credit card servicing, salaries and benefits and data processing expenses. The increases in operating expenses also are due to the growth in our credit card receivables. Ancillary product expenses relate to the products and services that we market to our clients, including our insurance products, and include expenses associated with claim reserves and program administrative expenses. Other expenses include depreciation and other general and administrative costs.

INCOME TAXES

    Income tax expense for the three months ended September 30, 2000 was $11.1 million and for the three months ended September 30, 1999 was $5.2 million. Our effective tax rate was 33.3% for the three months ended September 30, 2000 and 33.6% for the three months ended September 30, 1999. Income tax expense was $35.7 million for the nine months ended September 30, 2000 and $16.5 million for the comparable period in 1999. The effective tax rate was 33.4% for the nine months ended September 30, 2000 and 34.2% for the nine months ended September 30, 1999.

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

    DELINQUENCIES. Delinquencies have the potential to impact net income in the form of net credit losses, which impact the value of our retained interests in securitizations. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the client's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. See "Net Charge-Offs."

    The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

                                                       AT THE QUARTER ENDED
                       -------------------------------------------------------------------------------------
                            JUNE 30,            SEPTEMBER 30,         DECEMBER 31,            MARCH 31,
                              1999                  1999                  1999                  2000
                       -------------------   -------------------   -------------------   -------------------
                                    % OF                  % OF                  % OF                  % OF
                        AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
                       --------   --------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Loans Delinquent:
  30 to 59 days......  $20,506       3.9%    $24,127       3.6%    $29,700       3.3%    $ 31,270      3.0%
  60 to 89 days......   12,684       2.4      16,155       2.4      20,573       2.3       23,995      2.4
  90 or more.........   21,248       4.0      27,775       4.2      37,061       4.1       46,554      4.5
                       -------      ----     -------      ----     -------      ----     --------     ----
Total 30 or more.....  $54,438      10.3%    $68,057      10.2%    $87,334       9.7%    $101,819      9.9%
                       =======      ====     =======      ====     =======      ====     ========     ====
Total 60 or more.....  $33,932       6.4%    $43,930       6.6%    $57,634       6.4%    $ 70,549      6.9%
                       =======      ====     =======      ====     =======      ====     ========     ====

                                 AT THE QUARTER ENDED
                       -----------------------------------------
                            JUNE 30,            SEPTEMBER 30,
                              2000                  2000
                       -------------------   -------------------
                                    % OF                  % OF
                        AMOUNT     TOTAL      AMOUNT     TOTAL
                       --------   --------   --------   --------
                                (DOLLARS IN THOUSANDS)
Loans Delinquent:
  30 to 59 days......  $ 40,256      3.4%    $ 50,313      3.8%
  60 to 89 days......    28,028      2.4       37,324      2.8
  90 or more.........    57,552      4.9       78,753      6.0
                       --------     ----     --------     ----
Total 30 or more.....  $125,836     10.7%    $166,390     12.6%
                       ========     ====     ========     ====
Total 60 or more.....  $ 85,580      7.3%    $116,077      8.8%
                       ========     ====     ========     ====

    The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

                                                            % OF TOTAL
                                                       AT THE QUARTER ENDED
                                ------------------------------------------------------------------
                                JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,
                                  1999       1999        1999       2000        2000       2000
                                --------   ---------   --------   ---------   --------   ---------
ORIGINATED PORTFOLIO
Loans Delinquent:
  30 to 59 days...............     2.3%       2.4%        2.6%       2.7%        3.3%       3.6%
  60 to 89 days...............     1.5        1.6         1.8        2.1         2.3        2.7
  90 or more..................     3.0        2.6         3.0        4.0         4.8        6.0
                                  ----       ----        ----       ----        ----       ----
Total 30 or more..............     6.8%       6.6%        7.4%       8.8%       10.4%      12.3%
                                  ====       ====        ====       ====        ====       ====
Total 60 or more..............     4.5%       4.2%        4.8%       6.1%        7.1%       8.7%
                                  ====       ====        ====       ====        ====       ====
PURCHASED PORTFOLIO
Loans Delinquent:
  30 to 59 days...............     5.2%       5.4%        5.4%       4.4%        4.3%       5.4%
  60 to 89 days...............     3.2        3.7         3.7        3.4         2.8        3.6
  90 or more..................     4.9        6.5         7.1        6.4         5.5        5.7
                                  ----       ----        ----       ----        ----       ----
Total 30 or more..............    13.3%      15.6%       16.2%      14.2%       12.6%      14.7%
                                  ====       ====        ====       ====        ====       ====
Total 60 or more..............     8.1%      10.2%       10.8%       9.8%        8.3%       9.3%
                                  ====       ====        ====       ====        ====       ====

    In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase and then to stabilize. Due primarily to the significant growth in new receivables during the three months ended June 30, 1999, and the three months ended September 30, 1999, delinquency rates on our originated portfolio declined for those periods. During the three months ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, delinquency rates on our originated portfolio as compared to the prior periods increased due primarily to the seasoning of the portfolio and seasonality. We are using our account management strategies on our originated portfolio, which are intended to reduce the expected increase in delinquency rates as our originated portfolio matures.

    The purchased portfolio delinquency rate increased during the September 30, 2000 quarter compared to the June 30, 2000 quarter primarily due to seasonality. We continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

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

                                                                    FOR THE QUARTER ENDED
                                            ---------------------------------------------------------------------
                                            JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,    JUNE 30,    SEPT. 30,
                                              1999       1999        1999       2000         2000         2000
                                            --------   ---------   --------   ---------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
TOTAL MANAGED LOAN PORTFOLIO:
Average managed loan portfolio............  $496,859   $592,379    $769,624   $963,939    $1,097,610   $1,256,239
Net charge-offs...........................    22,723     17,412      17,985     23,605        26,302       35,678
Pro forma net charge-offs.................     5,094      7,353      10,828     20,229        25,346       34,525
Net charge-off ratio (annualized).........      18.3%      11.8%        9.3%       9.8%          9.6%        11.4%
Pro forma charge-off ratio (annualized)...       4.1        5.0         5.6        8.4           9.2         11.0

    As our portfolio continues to mature, we expect charge-off rates to increase and then stabilize. Our pro forma charge-off ratio increased to 11.0% for the third quarter of 2000 from 9.2% for the second quarter of 2000 primarily due to seasoning of our portfolio. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

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

    At September 30, 2000, all of our credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At September 30, 2000, our securitizations had $1.087 billion in variable rate, interest-bearing liabilities, payable to our investors. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

    A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $432.2 million during the nine months ended September 30, 2000 and $236.4 million during the nine months ended September 30, 1999 from sales of our credit card receivables through securitizations. During September 2000, we completed a floating rate three-year term securitization totaling approximately $600 million. We have used cash generated from these transactions to fund further credit card receivables growth.

    The maturity terms of our securitizations vary. With the exception of the three year securitization described above, most are one year securitizations. Once repayment begins, payments from clients on credit card receivables are accumulated for the investors in our securitizations and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events, or the failure to comply with certain covenants, may also cause the securitization transactions to amortize earlier than scheduled. In the case of our Master Trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding. As of September 30, 2000, we had total securitization facilities of $1.835 billion and had utilized approximately $1.087 billion of these facilities.

    In April 1999, we completed our initial public offering and received net proceeds of $62.8 million. We used these net proceeds for marketing and solicitation costs, receivables growth and working capital purposes.

    In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on the London Interbank Offered Rate ("LIBOR"). Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of September 30, 2000, no advances were outstanding under this facility.

    In February 2000, we completed a follow-on public offering and received net proceeds of $145.2 million. We may use a portion of the net proceeds from this offering to charter a bank with up to $20.0 million in capital contributions and a deposit of up to an additional $5.0 million. We plan to use the remaining net proceeds of the offering to finance our growth through the origination and purchase of credit card receivables, for marketing costs, working capital and other corporate purposes.

    In September 2000, we completed a floating rate three-year term securitization totaling approximately $600 million. The floating rate is indexed to the one-month LIBOR. The principal is expected to be paid in full on the September 2003 distribution date. We are scheduled to begin accumulating collections of principal receivables in September 2002. However, under certain circumstances, we may begin accumulating at a date later than September 2002.

YEAR 2000

    As of September 30, 2000, we have not experienced any significant year 2000 problems, and we are not aware of any year 2000 problems experienced by our vendors that have affected us; however unforeseen problems could arise in the year 2000 which could cause delays and malfunctions which would have a material adverse effect on our results of operations and financial condition. We will continue to monitor internal systems and vendor issues related to the year 2000 throughout the year.

FORWARD-LOOKING INFORMATION

    This report includes "forward-looking statements". The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements that may not be so identified. Forward looking statements include our expectations with respect to delinquency rates, charge-off rates, our efforts to manage our portfolio and the information under "Liquidity Funding and

Capital Resources." Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are
(1) the effect of any disruption of our outsourcing relationship with Columbus Bank and Trust and its affiliates, including Total Systems Services, Inc.,
(2) our ability to evaluate the creditworthiness of our clients and price our credit products accordingly, (3) the effect of increases in interest rates on our cost of funds and the payment performance of our clients, (4) compliance with and changes in laws and regulations, including consumer protection laws, laws relating to the interest rates, charges or terms and conditions of our credit card accounts or other laws regulating the credit card, consumer loan or financial services industry, (5) the impact of intense competition for credit card customers on CompuCredit's efforts to market the Aspire Visa credit card,
(6) the ability of CompuCredit to continue to securitize receivables and to otherwise access the capital markets on acceptable terms to fund its operations and future growth, (7) the impact of unexpected economic changes and other factors on the performance of our credit card receivables and securitizations, and the factors set forth under the caption "Risk Factors" in the Company's
Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (the "Commission"). By making these forward-looking statements, CompuCredit Corporation disclaims any obligation to update them in any manner except as may be required by applicable laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A number of purported class action lawsuits seeking unspecified compensatory damages have been filed against the Company and David G. Hanna, its chairman and chief executive officer, in the U.S. District Court for the Northern District of Georgia by persons who acquired the Company's common stock during the period of September 12, 2000 through October 24, 2000. The plaintiffs allege violations of the Federal securities laws in connection with statements made concerning the Company's charge off rates for its customer accounts. The Company believes it has meritorious defenses and intends to defend these actions vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a) Not applicable.

    (b) Not applicable.

    (c) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NO.                          DESCRIPTION
-----------  ------------------------------------------------------------
   3.2       Second Amended and Restated Bylaws of CompuCredit
             Corporation.

  10.1       Master Indenture, dated as of July 14, 2000, among
             CompuCredit Credit Card Master Note Business Trust, as
             Issuer, The Bank of New York, as Indenture Trustee, and
             CompuCredit Corporation, as Servicer.

  10.1(a)    First Amendment to Master Indenture, dated as of
             September 7, 2000, among CompuCredit Credit Card Master Note
             Business Trust, The Bank of New York and CompuCredit
             Corporation.

  10.2 Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit
             Corporation, as Servicer, CompuCredit Credit Card Master
             Note Business Trust, as Issuer and The Bank of New York, as
             Indenture Trustee.

  10.2(a) First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding
             Corporation, CompuCredit Corporation, CompuCredit Credit
             Card Master Note Business Trust and The Bank of New York.

  27         Financial Data Schedule (for SEC use only).

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       COMPUCREDIT CORPORATION

                                                       By:             /s/ BRETT M. SAMSKY
                                                            -----------------------------------------
                                                                         Brett M. Samsky
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (DULY AUTHORIZED OFFICER AND
November 13, 2000                                                  PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        3.2             Second Amended and Restated Bylaws of CompuCredit
                        Corporation.

       10.1             Master Indenture, dated as of July 14, 2000, among
                        CompuCredit Credit Card Master Note Business Trust, as
                        Issuer, The Bank of New York, as Indenture Trustee, and
                        CompuCredit Corporation, as Servicer.

       10.1(a)          First Amendment to Master Indenture, dated as of
                        September 7, 2000, among CompuCredit Credit Card Master Note
                        Business Trust, The Bank of New York and CompuCredit
                        Corporation.

       10.2             Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit
                        Corporation, as Servicer, CompuCredit Credit Card Master
                        Note Business Trust, as Issuer and The Bank of New York, as
                        Indenture Trustee.

       10.2(a) First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding
                        Corporation, CompuCredit Corporation, CompuCredit Credit
                        Card Master Note Business Trust and The Bank of New York.

       27               Financial Data Schedule (for SEC use only).