Form 10-Q/A
period 2000-09-30
COMPUCREDIT CORP
filed 2000-11-22
CIK 1068199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-Q

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

                                EXPLANATORY NOTE

    This Amendment to Form 10-Q is being filed solely to include exhibits, which were inadvertently omitted from the Company's Form 10-Q filed on November 14, 2000 as a result of, among other things, transmission error.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The exhibits listed in the accompanying exhibit index are filed as part of this report.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       COMPUCREDIT CORPORATION

                                                       By:             /s/ BRETT M. SAMSKY
                                                            -----------------------------------------
                                                                         Brett M. Samsky
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (DULY AUTHORIZED OFFICER AND
November 22, 2000                                                  PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
 3.2**                  Second Amended and Restated Bylaws of CompuCredit
                        Corporation.

10.1**                  Master Indenture, dated as of July 14, 2000, among
                        CompuCredit Credit Card Master Note Business Trust, as
                        Issuer, The Bank of New York, as Indenture Trustee, and
                        CompuCredit Corporation, as Servicer.

10.1(a)**               First Amendment to Master Indenture, dated as of
                        September 7, 2000, among CompuCredit Credit Card Master Note
                        Business Trust, The Bank of New York and CompuCredit
                        Corporation.

10.1(b)*                Form of Indenture Supplement.

10.2*                   Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit
                        Corporation, as Servicer, CompuCredit Credit Card Master
                        Note Business Trust, as Issuer and The Bank of New York, as
                        Indenture Trustee.

10.2(a)**               First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding
                        Corporation, CompuCredit Corporation, CompuCredit Credit
                        Card Master Note Business Trust and The Bank of New York.

27**                    Financial Data Schedule (for SEC use only).

------------------------

*   Filed herewith.

**  Filed with the Company's Report on Form 10-Q for the quarter ended
    September 30, 2000, filed November 14, 2000 with the Securities and Exchange Commission.