Form 10-K
period 2000-12-31
COMPUCREDIT CORP
filed 2001-03-30
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2000

of

COMPUCREDIT CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600
Atlanta, Georgia 30346
(770) 206-6200

    CompuCredit does not have any securities registered pursuant to Section 12(b) of the Act.
CompuCredit's Common Stock, no par value per share, is registered pursuant to Section 12(g) of the Act.

    CompuCredit (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

    CompuCredit is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

    The aggregate market value of CompuCredit's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 14, 2001 was approximately $92,709,000. As of March 14, 2001, 46,514,639 shares of CompuCredit's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 9, 2001 are incorporated by reference into Part III.

Cautionary Notice Regarding Forward-Looking Statements

    This Report includes forward-looking statements, including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements that may not be so identified. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business—Risk Factors." By making these forward-looking statements, CompuCredit expressly disclaims any obligation to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under the Federal securities laws.

    In this Report, the words "Company," "CompuCredit," "we," "our," "ours," and "us" refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns the Aspire®, CompuCredit® and Aspire Diamond® trademarks in the United States. Trademarks, trade names or service marks of other companies appearing elsewhere in this Report are the property of their respective owners.

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

  •
  Better assess credit and bankruptcy risk, enabling us to identify consumers in the underserved market that are more creditworthy,

  •
  Price our products to appropriately reflect the level of a consumer's credit risk and demand for credit,

  •
  Increase the likelihood that a consumer will accept our offer of credit, which improves our response rates and reduces our marketing costs,

  •
  Continually monitor customer performance and actively manage accounts in order to refine our product offerings to reflect the changing risk of our customers, and

  •
  Effectively evaluate the collectibility of delinquent accounts, which enables us to efficiently deploy our collection resources.

    We market unsecured general purpose credit cards, including our Aspire brand credit card, through direct mail, television, telemarketing and the Internet. We also market to our cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

    We rely on the securitization of our credit card receivables to fund our operations and increase the size of our business. Securitization of credit card receivables is common in the credit card industry. A securitization transaction involves grouping and packaging assets, such as credit card receivables, into securities that are then sold to investors. We use securitization because it has offered a cost of funding lower than other debt or equity financing sources.

    We market the credit cards under an agreement with Columbus Bank and Trust Company, a state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, Columbus Bank and Trust owns the credit card accounts. We outsource to Columbus Bank and Trust and its affiliate, Total Systems Services, Inc. ("Total Systems"), certain account processing and servicing functions such as card embossing/mailing, fraud detection, cycle billing, payment processing and transaction processing.

    CompuCredit was formed on August 14, 1996 by David G. Hanna, Chairman and Chief Executive Officer, and Richard W. Gilbert, Vice Chairman and Chief Operating Officer, after completing almost two years of research and development in the area of consumer finance. Both Mr. Hanna and Mr. Gilbert have extensive experience in the consumer credit and collections industries. Mr. Hanna and Mr. Gilbert both held executive positions with Nationwide Credit, Inc., a national third party collection agency, during the 1980s until its sale in 1990 to First Financial Management Corporation, currently known as First Data Corporation. Mr. Hanna also founded Account Portfolios L.P. in 1989 with Frank J. Hanna, III, his brother, who is a principal shareholder and director of CompuCredit. Account Portfolios was sold in 1995 to Outsourcing Solutions, Inc. Before joining CompuCredit in 1996, Mr. Gilbert served initially as Chief

Operating Officer of Equifax Credit Information Services, Inc.'s collection division and subsequently as General Manager of Strategic Client Services for Equifax. Richard R. House, Jr., our President, joined CompuCredit in April 1997 from Equifax. While at Equifax, Mr. House served as Vice President for Equifax's Decision Solutions division, which provided consulting and modeling services to many of the nation's largest credit grantors. Collectively, our founders and executive officers have over 50 years of experience in various aspects of consumer finance.

    CompuCredit is incorporated in Georgia. Its principal executive offices are located at 245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia 30346, its telephone number at that address is (770) 206-6200, and its internet address is www.CompuCredit.com.

Our Database System

    We have developed a proprietary database management system which supports the decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The database system is an information warehouse that maintains information regarding a customer throughout the customer's relationship with us. The system's purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

    Our database system captures combinations of customer information gathered in the target marketing and solicitation phases of the customer relationship and additional data gathered throughout the remainder of the relationship, including customer behavior patterns. By combining this information, we have established an analytical database linking static historical data with actual customer performance. The following is a partial listing of the data elements maintained by our database system for each phase of the customer relationship:

    Our database system enables management to evaluate and respond to changes in the risk profile of a customer throughout the relationship. The intranet interface—the internal computer network which allows management access to the database—provides us with access to the data.

    The use of a single database system for all phases of the customer relationship enables us to continuously refine target marketing and portfolio management decisions on the basis of continuous feedback. We believe that this capability has been critical in identifying underserved segments.

Target Marketing System

    Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Initially, we developed the systems using randomly selected historical data sets of payment history on all types of consumer loans. Since March 1997, these proprietary risk evaluation systems have included the specific behavior of our customers. Our systems enable us to segment customers into narrower ranges within each FICO score range. The FICO score, developed by Fair, Issac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank-order consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO score ranges enables us to better evaluate credit risk and to price our products effectively.

    Within each FICO score range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors reflecting our assessment of credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit and payment capacity. These product offering segments are chosen to meet the following primary target marketing strategies:

  •
  Marketing to those underserved customer segments who have acceptable credit and bankruptcy risk and who have the highest income potential within those segments;

  •
  Providing a variety of general purpose credit cards to satisfy the different financial needs of various segments of the underserved market; and

  •
  Providing a variety of fee-based ancillary products and services to leverage our relationship with the underserved customer.

    We focus our marketing programs on those customer segments which appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risk. We seek to accomplish this by establishing, for each customer segment, the appropriate risk-based pricing level that will maintain an acceptable response rate to our direct mail and telemarketing campaigns. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

    Our customer solicitation strategy is to test several differently priced products against pools of potential customers with similar risk characteristics. The results of direct mail, Internet and telemarketing campaigns are continuously monitored and analyzed using our proprietary database system. We have also entered into marketing agreements with other credit card issuers under which we may be given the opportunity to offer our cards to selected applicants generated by such credit card issuers through the Internet and through other channels. We process applicants who may be referred to us through this arrangement using the same credit and target marketing strategies that we use when originating accounts through other methods.

    We offer our Classic, Gold, Platinum and Diamond cards in a variety of product offerings varying by the amount of the credit line, the interest rate and the annual fee:

Characteristic	Range of Initial Offerings	Average as of December 31, 2000
Credit Line	$500 to $10,000	$1,925
APR	Prime rate + 3.90% to Prime rate + 26.00%	28.6%
Annual Fee	$0 to $125	$10

    Product offerings for a particular customer are determined by examining a number of factors in the customer's credit file, including our assessment of credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit, payment criteria and revenue potential, among other factors.

Target Marketing in Portfolio Acquisitions

    We anticipate increasing our receivables portfolio through the use of our target marketing system to originate customers through direct mail, television, telemarketing and Internet campaigns. We also add accounts by purchasing portfolios of credit card receivables if we believe a substantial portion of the cardholders meet our credit criteria. We may use either or both of these methods of account growth to varying degrees, depending on our assessment of the relative cost of each method.

    We use the same analytical systems employed in our marketing campaigns to seek to purchase portfolios that are primarily comprised of underserved customers. Our strategy for our purchased portfolios is to use our credit and marketing segmentation methods to select those accounts to which our credit card will be issued and to use our proprietary account management systems to enhance the performance of the portfolio and to market fee-based ancillary products and services to the new customers. As with the account origination process, each customer is evaluated using credit and marketing segmentation methods derived from a variety of data sources. Customers are placed into product offering segments based upon combinations of factors reflecting their credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit and payment capacity. We expect that we will regularly evaluate potential portfolio acquisitions.

    Our target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating customers through our marketing campaigns. We believe that our ability to evaluate credit risk within FICO score ranges enables us to more accurately determine the portfolio's overall credit risk than many portfolio sellers and many other companies that may bid on portfolio purchases. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final purchase premium or discount does not accurately reflect the credit risk of the portfolio. Conversely, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

    Our target marketing system, which combines our proprietary risk evaluation system with sophisticated techniques for estimating supply of revolving credit, demand for revolving credit and bankruptcy risk, is designed to provide us with a competitive advantage in evaluating the potential profitability of target customers, whether originated by us or purchased. We continuously seek to refine our target marketing system through the development of new analytical segmentation tools and the evaluation of the system's effectiveness on previous marketing campaigns and portfolio acquisitions.

Direct Mail and Telemarketing Solicitation

    We use our target marketing strategies to identify potential customers and to assess the type of product offering to be made to each potential customer. In our direct mail or telemarketing campaigns, we have experimented with several combinations of rates, fees and credit limits directed at specific customer segments in order to evaluate response rates and further refine our pricing strategies within each customer segment and for all customer segments as a group. Third party print production facilities produce our direct mail campaigns, and we contract with third party telemarketing providers for our telemarketing campaigns. Responses to both direct mail and telemarketing campaigns are then forwarded to us for application processing. The response data received is also integrated into our database system for future analysis and response modeling.

The Internet

    AspireCard.com, Inc., our wholly-owned subsidiary, promotes the Aspire credit card and various other value-added products and services on the Internet using real-time approval of credit card applications on-line. Applications are received by AspireCard.com on its own web site, www.aspirecard.com. In addition, we have developed two Spanish-language internet web sites, www.aspireamas.com and www.aspireahora.com to help market our credit cards to consumers of hispanic origin. At www.aspireamas.com, a consumer can learn more about our Aspire Visa card and complete and submit an on-line application. At www.aspireahora.com, a consumer can respond to a pre-qualified direct mail or email offer for an Aspire Visa card. Applications received via the Internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to our direct mail and telemarketing campaigns. Once the application has been transmitted, consumers are informed as to their approval status and the applicable terms of the offer, including the interest rate, annual fee and credit limit.

Application Processing

    We contract with third party providers for the data entry of credit card applications resulting from our direct mail solicitations. Application coupons mailed in by customers are keyed by the data entry provider into a machine-readable format. We also use telemarketing vendors to input application data for customers who respond to solicitations via the telephone. Entered application data is electronically transmitted in batches to us for processing by our application processing system.

    We have developed proprietary methods of evaluating applications using an application processing system that automates the evaluation of customer application data. The system utilizes pre-defined criteria to review applicant-provided information and to compare the information to the applicant's original solicitation data and to data from an online credit file that is automatically requested for each applicant. The system performs a series of comparisons of identification information, such as name, address, and social security number, from the three data sources to verify that customer-supplied information is complete and accurate. Potentially fraudulent applications are declined or held for further review.

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

Fee-Based Products and Services

    We offer fee-based products and services to our customers, including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance. These fee-based products and services are offered at various times during the customer relationship based on tailored marketing lists derived from our database. In April 2000, we acquired Citadel Group, Inc., a company which markets fee-based products and services directly to our cardholders. In addition, we market non-credit products and services pursuant to joint marketing agreements with third parties and are continually evaluating additional products we offer to our customers either directly or through continued joint marketing efforts with third party providers of such products and services. Profitability for fee-based products and services is affected by the response rates to product solicitations, the volume and frequency of the marketing programs, the commission rates received from the product providers, the claim rates and claims servicing costs for certain products and the operating expenses associated with the programs.

Account and Portfolio Management

    Ongoing Account Management.  Our management strategy is to manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts and credit line modifications. We use an adaptive control system to translate our strategies into the account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

    We monitor authorizations for all accounts. Customer credit availability is limited for transaction types which we believe are higher risks such as certain foreign transactions and cash advances. We manage credit lines to reward underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance is captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues, and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

    Client Advisory Services.  We have implemented an advisory program to assist our customers in understanding the prudent use of general purpose credit cards. We use our proprietary systems to identify customers who are not delinquent but are exhibiting credit behavior likely to result in delinquency in the future. We assign these accounts to our credit advisors who actively review all account activity and, if necessary, contact the customer via letter or telephone. Actions taken by us may include customer- friendly advice concerning the prudent use of credit, temporary or permanent reduction in credit line availability, review of the customer's full credit report, debts and income, and establishing repayment terms to assist the customer in avoiding becoming over-extended.

    Management believes that this customer advisory strategy is not widely practiced in the credit card industry. Our advisory program allows us to enhance our relationship with our customers by providing valuable and meaningful assistance while simultaneously contributing to prudent risk management strategies to reduce bad debt losses.

    Client Satisfaction Initiative.  In 1999, we began a formal customer satisfaction program. Members of management, including all members of executive management, surveyed hundreds of our customers about their level of satisfaction with our products and services. Since then, we have continued this program of surveying our customers, with quarterly participation by members of management. The results are used to continually improve service levels and minimize attrition of profitable accounts.

    Outsourcing.  Certain account functions including card embossing/mailing, cycle billing/payment processing and transaction processing/authorization are performed by third parties, including Columbus Bank and Trust and Total Systems. In January 1997, we entered into an Affinity Card Agreement with Columbus Bank and Trust, a subsidiary of Synovus Financial Corporation, that provides for the issuance of our credit cards and the performance of the outsourced functions noted above. We have filed an application to organize a state-chartered "credit card" bank under the laws of the State of Georgia which, if organized, may become the issuer of our credit cards. We expect that the ability to issue our own credit cards will provide additional flexibility and enable us to reduce our dependency on third-party service providers. However, CompuCredit intends to continue to outsource certain functions to Columbus Bank and Trust and its affiliate, Total Systems, and has recently renewed its agreement with Columbus Bank and Trust which provides for the servicing of these credit card accounts in substantially the same manner in which these services are currently being performed.

Collections and Delinquency Management

    Management considers its prior experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies, bad debt losses and operating expenses associated with the collection process. We use our systems to develop custom collection models that rank-order accounts based on collectability and level of risk. We analyze the output from these models to identify the collection activity that we believe are most likely to result in curing the delinquency cost-effectively rather than treating all accounts the same based on the mere passage of time.

    As in all aspects of our risk management strategies, we routinely test alternative strategies and compare the results with existing collection strategies. Results are measured based on delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted as suggested by these results. Management believes that maintaining the ongoing discipline of testing, measuring and adjusting collection strategies will result in minimized bad debt losses and operating expenses. We believe this approach differs from the approach taken by the vast majority of credit grantors that implement collection strategies based on commonly accepted peer group practices.

    We have two collection facilities in metro Atlanta, Georgia totaling approximately 36,000 square feet. We also operate a facility in Las Vegas, Nevada under a facilities management agreement with a service provider. Management has instituted collector incentive compensation plans similar to those it successfully employed in its prior experience operating professional collection agencies. In addition to our full-time staff, we outsource some of our collection activities. We continuously monitor the performance of our third party providers against that of our staff to determine which, in our view, is more effective.

Securitizations

    We finance the increase of our credit card receivables primarily through securitizations. As we generate or acquire credit card receivables, we securitize the receivables through our master trust or through special purpose entities to third parties. Our current securitization structures typically provide for the daily securitization of all new credit card receivables arising under the securitized accounts. The receivables that are sold through securitization are removed from our balance sheet for financial reporting purposes. Following a sale, we receive cash flows which represent the finance charges and past due fees in excess of the sum of the return paid to investors, servicing fees, credit losses and required amortization payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Card Securitizations" and "—Liquidity, Funding and Capital Resources."

Consumer and Debtor Protection Laws and Regulations

    Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose certain disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit and impose certain limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information.

    Changes in any of these laws or regulations, or in their interpretation or application, could significantly impact our operations. Various proposals which could affect our business have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, and limiting the use of social security numbers. There have also been proposals in state legislatures in recent years to restrict telemarketing activities, impose statutory caps on consumer interest rates, limit the use of social security numbers and expand consumer protection laws. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on us.

    In 1999 Congress enacted the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act creates a new type of bank holding company, a "financial holding company," that may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking and real estate development and investment. The Gramm-Leach-Bliley Act also establishes new privacy requirements applicable to all financial institutions. Financial institutions are required to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, financial institutions must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in certain limited circumstances. Further, financial institutions are barred from sharing credit card numbers, account numbers or access numbers of customers with third-party marketers. State laws that provide a greater degree of privacy protection are not preempted by federal law.

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

    The National Bank Act of 1864 authorizes national banks to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of any inconsistent law of the state in which the bank's customers are located. A similar right is granted to state institutions such as Columbus Bank and Trust in the Depository Institutions Deregulation and Monetary Control Act of 1980. In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller of the Currency's interpretation that interest includes late payment fees, insufficient funds fees, over-limit fees and certain other fees and charges associated with credit card accounts. This decision does not directly apply to state institutions such as Columbus Bank and Trust. Although several courts have upheld the ability of state institutions to export certain types of fees, a number of lawsuits have been filed alleging that the laws of certain states prohibit the imposition of late fees. If the courts do not follow existing precedents, Columbus Bank and Trust's ability to impose certain fees could be adversely affected, which could significantly harm our results of operations or financial condition.

    We do not currently own a bank. However, if we charter a bank, we expect that bank to become the issuer of the credit cards that we market. Any bank we charter would be subject to the various state and federal regulations generally applicable to such institutions, including restrictions on the ability of the bank to pay dividends to us.

Competition

    We face intense and increasing competition from other consumer lenders. In particular, our credit card business competes with national, regional and local bank card issuers, and with other general-purpose credit card issuers, including American Express®, Discover® and issuers of Visa® and MasterCard®. We also compete with retail credit card issuers, such as department stores and oil companies, and other providers of unsecured credit. Large credit card issuers may compete with us for customers by offering lower interest rates and fees. In addition, new issuers have entered the market in recent years. Many of these competitors are substantially larger than we are and have greater financial resources. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. For this reason, customer loyalty is often limited. We may lose entire accounts, or may lose account balances, to competing credit card issuers.

    Our competitors are continually introducing new strategies to attract customers and increase their market share. The most heavily-used techniques are advertising, target marketing, balance transfers, price competition, incentive programs and using the name of a sports team or a professional association on their credit cards, known as "co-branding." In response to competition, some issuers of credit cards have lowered interest rates and offered incentives to retain existing customers and attract new ones. These competitive practices, as well as competition that may develop in the future, could harm our ability to obtain customers and maintain profitability.

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

Employees

    As of December 31, 2000, we had approximately 525 employees, substantially all of whom are located in Georgia and Florida. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

Trademarks

    Aspire, CompuCredit, Aspire Diamond, Aspire Rapid Miles and For Everything You Aspire To Be are registered trademarks of CompuCredit. Aspire Bank, AspireCard, Aspire A Mas, Aspire Ahora, CompuCredit Bank, Emerge, Get On Get Yours, Para Todo Lo Que Aspira A' Ser and Transforming Information into Value are trademarks of CompuCredit, and applications to register these trademarks are pending. We consider these trademarks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

Proprietary Rights and Licenses

    We regard our database management system and our customer selection and risk evaluation criteria as confidential and proprietary. We initially developed our pre-screen customer selection criteria under a contract with a national credit bureau; however, we own all intellectual property rights in the resulting model. Our database management system has been developed by a third party developer under a contract pursuant to which we hold an exclusive, perpetual license to use, copy, execute, display and reproduce the software constituting our database management system. The third party developer owns this software, subject to our license. The third party developer also has granted to CompuCredit a nonexclusive license to use, copy or display for internal use a system that automates the evaluation of customer application data, which, among other things, provides us with real-time access to credit information concerning our target market and our customers. The third party developer continues to provide substantially all of the computer software design and implementation services we require in the continuing refinement and use of our computer software systems. The third party developer has granted to us a right of first refusal during the term of the agreement in the event the developer wishes to sell or otherwise transfer any of its ownership rights in certain of the software it licenses to us. In addition, we have the right to acquire the entity that owns the database management system software. This right expires 12 months after the termination of the agreement with the third party developer. The agreement with the developer is still in effect.

RISK FACTORS

    In addition to other factors and matters discussed elsewhere in this Annual Report on Form 10-K, set forth below are factors that we believe may affect our performance or cause actual results to differ materially from forward-looking statements that we have made or may make in the future. The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be the most significant at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that are not presently known to us or that we currently consider less significant, but that may in fact impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed and the trading price of our common stock could decline.

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

    Our reported managed loan data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. As of December 31, 2000, portfolio acquisitions account for 11% of our total portfolio and may account for a significant portion of our credit card receivables in the future.

    Credit card receivables included in purchased portfolios may have been originated using credit criteria different from our criteria. As a result, some of these receivables have a different credit quality than receivables we originated. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge-off rates than the receivables previously originated and purchased by us. These receivables may also earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed loan data to fluctuate substantially in future periods making the evaluation of our business more difficult.

An economic slowdown could reduce credit card usage and increase credit losses.

    Because our business is directly related to consumer spending, any sustained period of economic slowdown or recession could harm our results of operations or financial condition. During periods of economic slowdown or recession, we expect to experience a decreased demand for our products and services and an increase in rates of delinquencies and the frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the underserved market. Moreover, because we have not experienced adverse general economic conditions since we began originating accounts, we may not accurately anticipate the effect of adverse economic conditions on the delinquency and credit loss rates on our accounts. There is also a risk that, regardless of general economic conditions, increasing numbers of credit cardholders may default on the payment of their outstanding balances or seek protection under bankruptcy laws, and that fraud by cardholders and third parties will increase.

Lack of seasoning of our credit card portfolio may result in increased delinquencies and defaults.

    A portfolio of older accounts generally behaves more predictably than a newly originated portfolio. As of December 31, 2000, 89% of our total portfolio was comprised of originated receivables and most of these originated receivables were less than two years old. In general, as the average age of an originated credit card receivables portfolio increases, delinquency and charge-off rates can be expected to increase and then stabilize. As a result, we expect the overall delinquency and charge-off rates on our originated portfolio to fluctuate as we add new accounts but to ultimately increase as the average age of our originated accounts increases. Any increases in delinquencies and charge-offs beyond our expectations will impair the value of our retained interests in the securitization transactions, may reduce the funds available for our future growth and may hinder our ability to complete other securitizations in the future. As recently as the fourth quarter of 2000, a greater than expected charge-off increase led to a decrease in net interest margin, which adversely impacted our business and stock price.

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

    If the actual amounts of delinquencies and losses that occur in our securitized receivables are greater than our expectations, the value of our retained interests in the securitization transactions may be impaired. Since we derive a portion of our income from these retained interests, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, certain levels of loss and delinquency could result in us being required to repay our securitizations investors earlier than expected, reducing funds available to us for future growth. Greater than expected delinquencies and losses could also impact our ability to complete other securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to rely on alternative, potentially more expensive funding sources to the extent available.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable.

    We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. Our target market generally has a higher risk of nonpayment, higher frequencies of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the risk level of our target customers. However greater than expected nonpayment and delinquency rates could harm our profitability.

Intense competition for credit card customers may cause us to lose accounts or account balances to competitors.

    We may lose entire accounts, or may lose account balances, to competing card issuers that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank card issuers and with other general purpose credit card issuers, including American Express®, Discover® and issuers of Visa® and MasterCard® credit cards. Some of these competitors may already use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business. In the fourth quarter of 2000, the growth rate of our average managed loans slowed, some of which was directly attributable to increased competition. See "Item 1. Business—Competition."

We may be unable to meet our future capital and liquidity needs or may be forced to rely on more expensive funding sources to sustain our growth.

    We will require additional capital in the future, and we may not be able to sell debt or equity securities, securitize our receivables or borrow additional funds on a timely basis or on terms that are acceptable to us. Our cash requirements exceed the amount of cash we generate from operations. We have financed substantially all of our originated and purchased receivables through securitizations. If additional or future securitization transactions are not available on terms we consider acceptable, we may have to rely on other more expensive funding sources, may not be able to grow or may have to reduce our managed loans outstanding. As recently as the fourth quarter of 1998, disruptions in the credit markets adversely affected the ability of companies like us to raise money from these sources. Furthermore, our ability to securitize our assets depends on the continued availability of credit enhancement on acceptable terms and the continued favorable legal, regulatory, accounting and tax environment for these transactions. For more detailed information on our securitizations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Card Securitizations."

The terms we negotiate on our future securitizations may not be as favorable to us as the terms of our existing securitizations, which could increase our financing costs.

    Because the terms of our securitizations are negotiated with each investor, the terms of our future securitizations may not be as favorable to us as the terms of our existing securitizations. We believe that we have negotiated favorable terms for our current securitizations, including the amounts the investors pay us when the receivables are initially securitized. Because of our reliance on securitizations, any failure by us to obtain terms in future securitizations that are as advantageous to us as the terms of our current securitizations could increase our financing costs and reduce our net income.

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

    If we cannot sustain or manage our growth, we may experience fluctuations in net income or sustain net losses. We have rapidly and significantly expanded our operations and our credit card receivables portfolio. We plan to continue to increase our credit card receivables portfolio. However, as recently as the fourth quarter of 2000, a slower than expected growth rate of our managed loans, primarily attributable to increased competition and decreased consumer spending, hampered our financial performance, negatively impacted our stock price and caused us to revise our growth targets. We may not be able to manage the following factors that affect our growth:

  •
  growth in both existing and new account balances;

  •
  the degree to which we lose accounts and account balances to competing credit card issuers;

  •
  levels of delinquencies and credit losses;

  •
  the availability of funding, including securitizations, on favorable terms;

  •
  our ability to attract new customers through originations or portfolio purchases;

  •
  the level of costs of soliciting new customers;

  •
  the level of response to our solicitations;

  •
  our ability to employ and train new personnel;

  •
  our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

  •
  general economic and other factors beyond our control.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties made to us by sellers of the receivables are inaccurate.

    The representations and warranties made to us by sellers of receivables we purchased may be inaccurate. We rely on these representations and warranties when we securitize these purchased receivables. Our securitization transactions involve us making representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, then under the terms of the applicable investment agreement, we could be required to pay the investors a sum equal to the amount of the securitized receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability. Although we have rights to indemnification by the sellers of the receivables, we may be unable to enforce these rights. Additionally, these indemnification rights, if enforceable, may not be sufficient in each case to reimburse us fully for any payments that we are obliged to make.

Seasonal consumer spending may result in fluctuations in our net income.

    Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our customers may charge more and carry higher balances during the year-end holiday season and before the beginning of the school year, resulting in corresponding increases in managed loans and receivables securitized during those periods.

Departure of key personnel could harm our operations.

    We depend upon the skills and experience of our executive officers. We have entered into employment agreements with our executive officers, which contain confidentiality and non-compete provisions, but we cannot assure you that these persons will not leave us to pursue other opportunities. The loss of the services of David G. Hanna, our Chief Executive Officer, Richard R. House, Jr., our President, Richard W. Gilbert, our Chief Operating Officer, or Ashley L. Johnson, our Chief Financial Officer, could harm our operations. We do not maintain key-man life insurance on any executive officer.

Increases in interest rates may increase our cost of funds and may reduce the payment performance of our customers.

    Increases in interest rates may increase our cost of funds, which could significantly affect our results of operations and financial condition. Our credit card accounts have variable interest rates. Significant increases in these variable interest rates may reduce the payment performance of our customers.

Consumer protection laws may make collection of credit card account balances more difficult or may expose us to the risk of litigation.

    Any failure to comply with legal requirements by Columbus Bank and Trust, as the issuer of our credit cards, or by us or Columbus Bank and Trust, as the servicer of our credit card accounts, could significantly impair our ability or the ability of Columbus Bank and Trust to collect the full amount of the credit card account balances. Further, any such failure to comply with the law could expose us or Columbus Bank and Trust to the risk of litigation under state and federal consumer protection statutes, rules and regulations. Our operations and the operations of Columbus Bank and Trust are regulated by federal, state and local government authorities and are subject to various laws, rules and regulations, as well as judicial and administrative decisions imposing requirements and restrictions on our business. Due to the consumer-oriented nature of the credit industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. The institution of any litigation of this nature or any judgment against us or any other industry participant in any litigation of this nature could adversely affect our business and financial condition in a variety of ways. For more information regarding consumer and debtor protection laws applicable to us and Columbus Bank and Trust, see "Item 1. Business—Consumer and Debtor Protection Laws and Regulations."

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

    Because we do not have a bank charter, we currently cannot issue credit cards other than through an agreement with a bank. We issue our credit cards under an agreement with Columbus Bank and Trust. Unless we obtain a bank charter, we will continue to rely upon Columbus Bank and Trust to issue credit cards to our customers. If our agreement with Columbus Bank and Trust were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

Because we outsource our account processing functions, any disruption or termination of that outsourcing relationship could harm our business.

    We outsource certain account processing functions for the accounts pursuant to an agreement with Columbus Bank and Trust and its affiliate, Total Systems. If this agreement were terminated or otherwise disrupted, there is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business. For additional information on services provided to us by third parties, see "Item 1. Business—Account and Portfolio Management."

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

Negative publicity may impair acceptance of our products.

    Critics of the credit card industry have in the past focused on marketing practices that they claim encourage consumers to borrow more money than they should, as well as on pricing practices that they claim are either confusing or result in prices that are too high. Increased criticism of the industry or criticism of us in the future could hurt customer acceptance of our products or lead to changes in the law or regulatory environment, either of which would significantly harm our business.

Due to the lack of historical experience with Internet customers, we may not be able to successfully target these customers or evaluate their creditworthiness.

    There is less historical experience with respect to the credit risk and performance of credit card customers acquired over the Internet. As part of our growth strategy, we may expand our origination of credit card accounts over the Internet. We may not be able to successfully target and evaluate the creditworthiness of these potential customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products. To the extent that we rely on the Internet for new account growth, we could experience any or all of the following:

  •
  a greater number of cardholder payment defaults or other unfavorable payment behavior;

  •
  an increase in fraud by our cardholders and third parties; and

  •
  changes in the traditional patterns of cardholder loyalty and usage.

    Moreover, general economic factors, such as the rate of inflation, unemployment levels and interest rates may affect Internet customers more severely than other market segments, which could increase our delinquencies and losses.

Internet security breaches could damage our reputation and business.

    Internet security breaches could damage our reputation and business. As part of our growth strategy, we may expand our origination of credit card accounts over the Internet. The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence in our products and services offered online. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect customer application and transaction data transmitted over the Internet. Security breaches could damage our reputation and expose us to a risk of loss or litigation. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. Moreover, consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to solicit new account holders over the Internet would be severely impeded if consumers become unwilling to transmit confidential information online.

ITEM 2. PROPERTIES

    Our principal executive offices, comprising approximately 62,000 square feet, and our operations centers and collection facilities, comprising approximately 36,000 square feet, are located in leased premises in Atlanta, Georgia. Our fee-based business, comprising approximately 10,500 square feet, is located in leased premises in Daytona Beach, Florida. We believe that our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as our needs require.

ITEM 3. LEGAL PROCEEDINGS

    In November 2000, CompuCredit and David Hanna, our Chief Executive Officer, were named defendants in a series of purported class action lawsuits filed in the Federal District Court for the Northern District of Georgia. These lawsuits arise from the decline in the market value of our common stock on October 25, 2000, and allege that prior to that date CompuCredit and Mr. Hanna made false and misleading statements in violation of Federal securities laws. In general, the lawsuits seek compensatory monetary damages and legal fees. We do not believe that these lawsuits have any merit and we intend to defend them vigorously. We do not believe that the lawsuits filed are reasonably likely to have a material adverse effect on CompuCredit's financial position or results of operations. In addition, we could become involved in litigation from time to time relating to claims arising out of the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Our common stock has traded on the Nasdaq National Market under the symbol "CCRT" since our initial public offering in April 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market. As of February 22, 2001, there were approximately 63 holders of our common stock, not including persons whose stock is held in nominee or "street name" accounts through brokers.

1999	High	Low
2nd Quarter (April 23, 1999 through June 30, 1999)	21 1/8	12 1/8
3rd Quarter 1999	25 5/8	16 1/4
4th Quarter 1999	39 1/16	18 3/8
2000	High	Low
1st Quarter 2000	44	27 1/2
2nd Quarter 2000	36 7/8	27 3/8
3rd Quarter 2000	60 5/16	28
4th Quarter 2000	66 1/16	14 1/2

    The closing price of our common stock on the Nasdaq National Market on March 14, 2001 was [8 9/32]. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. We currently are prohibited from paying cash dividends on our common stock by our revolving credit agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth, for the periods indicated, certain selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We have derived the following selected financial data, except for the selected credit card data, for the years ended December 31, 2000, 1999, 1998 and 1997 and the period from our inception on August 14, 1996 to December 31, 1996 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors. In April 2000, we acquired Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

    In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under Generally Accepted Accounting Principles ("GAAP"). As such, we remove the securitized loans from our Consolidated Balance Sheet. We analyze our financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on our balance sheet because the performance of those receivables will affect the future cash flows we actually receive on the receivables. The information in the following table under "Selected Credit Card Data" is presented on this managed loan basis.

    During 1998, we purchased two portfolios of credit card receivables at substantial discounts from the face amount of the credit card receivables outstanding. The discounts totaled $284.5 million at the time of purchase. A portion of the discount relates to receivables we identified as being at or near charge-off at the time of purchase. There were approximately 52,000 of these accounts, representing 25.9% of the accounts purchased, with $137.2 million of outstanding receivables at the time of purchase. We have excluded these receivables from all managed loan data presented in this Annual Report on Form 10-K. We have divided the remaining portion of the $284.5 million discount into two components. The first component of approximately $87.5 million relates to the credit quality of the remaining receivables in the portfolios and reflects the difference between the purchased face amount of the receivables and the future cash collections that our management expects to receive from the receivables. For purposes of reporting pro forma charge-off ratios on managed loans, we have used this discount related to credit quality to offset a portion of actual net charge-offs. The second component of the remaining discount, which was approximately $59.8 million, is unrelated to the credit quality of the receivables, and this component is being added into interest income for purposes of managed loan reporting.

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

	Period from August 14, 1996 to December 31, 1996
		Year Ended December 31,
		1997	1998	1999	2000
	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$—	$2,658	$286	$2,152	$7,091
Interest expense	—	361	595	—	—

Net interest income (expense)	—	2,297	(309)	2,152	7,091
Provision for loan losses	—	1,422	—	—	—
Securitization income	—	628	13,596	12,470	11,778
Income from retained interests in credit
card receivables securitized	—	—	25,483	88,800	113,944
Other operating income	—	1,383	20,294	55,332	109,247
Other operating expense	148	3,611	19,968	60,384	117,905

Income (loss) before income taxes	(148)	(725)	39,096	98,370	124,155
Income taxes	—	—	(15,479)	(34,267)	(41,781)
Net income (loss)	$(148)	$(725)	$23,617	$64,103	$82,374

Net income (loss) attributable to
common shareholders	n/a	$(1,341)	$21,817	$63,521	$82,374

Net income (loss) per diluted share	n/a	$(0.04)	$0.65	$1.61	$1.79

	At December 31,
	1996	1997	1998	1999	2000
	(In thousands)
Balance Sheet Data:
Retained interests in credit card receivables
securitized	$—	$15,037	$65,184	$165,572	$325,583
Total assets	253	20,215	88,316	225,548	470,505
Shareholders' equity	152	19,127	53,276	176,221	404,181
	Period from August 14, 1996 to December 31, 1996
		At or for the Year Ended December 31,
		1997	1998	1999	2000
	(In thousands, except percentages)
Selected Credit Card Data:
Total average managed loans	$—	$11,151	$306,706	$589,820	$1,178,957
Period-end total managed loans	$—	$27,899	$503,985	$898,691	$1,528,372
Period-end total managed accounts	—	45	343	1,181	2,178
Net interest margin	—%	19.4%	19.9%	22.1%	23.0%
Net charge-off ratio	—	3.6	13.2	13.3	11.2
Pro forma charge-off ratio	—	3.6	3.4	4.6	10.7
Delinquency ratio	—	5.3	8.6	6.4	9.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with "Item 6—Selected Financial Data" and our consolidated financial statements and the related notes included herein.

General

    CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its customers for which it earns fees. We market unsecured credit cards through direct mail, telemarketing and the internet.

    We generate revenue primarily through (1) interest income and late fees on outstanding revolving credit card receivables, (2) credit card fees, including annual membership, cash advance, over-limit and other credit card fees, and (3) interchange fees, which are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us on the purchase volume on our credit card receivables. Non-interest income includes securitization income, income from retained interests in credit card receivables securitized, servicing income and fee-based product revenues. Our primary expenses are the costs of funding our receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

    In April 2000, we acquired Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of this Annual Report on Form 10-K and other factors discussed in this section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See "Cautionary Notice Regarding Forward-Looking Statements."

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

    The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of overcollateralization, which means that we sell the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a Seller's Interest. The investors in the securitized receivables have no recourse against us for our cardholders' failure to pay their credit card loans; however, most of our Seller's Interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our Seller's Interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

    We will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest rates, fees and other charges paid on the receivables, and their delinquency and loss rates. In each securitization, we receive cash, retain a Seller's Interest, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under Generally Accepted Accounting Principles ("GAAP"). As such, we remove the securitized loans from our Consolidated Balance Sheet. As noted above, we retain a Seller's Interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made. The collections received are recorded as Income from Retained Interests in Credit Card Receivables Securitized. The Seller's Interest equals the amount of assets included in the securitization structure less the investors' ownership. Additionally, we recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during its life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and certain other expenses. The income resulting from the I/O strip is recorded as Securitization Income on our Income Statement. The I/O strip and the Seller's Interest are included in Retained Interests in Credit Card Receivables Securitized on our Consolidated Balance Sheet. Amounts Due from Securitization on our balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

    Securitizations are accounted for under Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125") for all of our securitization transactions. Under Statement No. 125, gains are recognized at the time of each sale. These gains are based on the estimated fair value of the I/O Strip.

    The securitization transactions do not affect the relationship we have with our customers. We continue to service the credit card receivables. As of December 31, 2000, and December 31, 1999 respectively, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either perform the servicing or contract with third party service providers.

    The table below summarizes our securitization activity.

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Proceeds from securitizations	$402,272	$448,230	$591,946
Excess cash flows received on retained interests	36,667	92,804	155,000
Pretax securitization income	13,596	12,470	11,778

     Finance charges and past due fees collected in excess of servicing fees and periodic interest payments are available to absorb the investors' share of credit losses. Investors bear the risk of credit losses on the underlying receivables to the extent that credit losses, servicing fees and periodic interest payments required by the investors exceed finance charges and past due fees earned on the receivables and our retained interests in the receivables pool. Investors in our securitization programs generally are entitled to receive principal payments either through monthly payments during an amortization period or in one lump sum from the proceeds of issuances of additional notes or participation interests in the receivables pool.

    As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $29.5 million for the year ended December 31, 1998, $42.1 million for the year ended December 31, 1999 and $15.6 million for the year ended December 31, 2000. The decrease in 2000 compared to 1999 is due to a reduction in the amortization payments required under our agreements and due to the decrease in the size of the purchased portfolios. The increase in 1999 compared to 1998 is due to the timing of our purchases of receivables. We purchased our first portfolio of receivables during the three months ended June 30, 1998, and thus did not receive or pay to the investors any excess cash until that period. Once the investors are repaid, any remaining receivables and funds are payable to us.

Managed Loan Portfolio

    We analyze our financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on our balance sheet, because the performance of our securitized receivables will affect the future cash flows we receive on the receivables.

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

	At or for the Three Months Ended
	Sept. 30, 1998	Dec. 31, 1998	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(In thousands, except percentages)
Period-end
total
managed
loans	$406,297	$503,985	$487,747	$526,217	$667,063	$898,691	$1,026,099	$1,171,932	$1,321,128	$1,528,372
Period-end
total
managed
accounts	249	343	382	633	927	1,181	1,416	1,648	1,891	2,178
Total average
managed loan
portfolio	$402,751	$449,028	$500,419	$496,859	$592,379	$769,624	$963,939	$1,097,610	$1,256,239	$1,398,041
Net interest
margin on
managed
loans,
annualized	19.3%	18.9%	19.8%	21.0%	23.1%	23.6%	23.8%	23.3%	23.4%	21.8%
Operating ratio	3.9	7.0	6.6	7.6	9.1	8.7	8.0	7.3	7.6	7.9

     Our net interest margins are influenced by a number of factors, including the timing and size of portfolio purchases and the level of our charge-offs. Purchased portfolios typically have lower interest rates and late fees until we convert the accounts to our credit card. When we convert accounts to our credit card, we reprice the accounts to interest rates and fees that are similar to those on accounts we have originated through our solicitation process. We typically convert the accounts within six months of purchase. Fluctuations in our charge-off ratios also affect our net interest margins. At charge-off, the interest and late fees on an account are deducted from interest income in the current period which is why Net Interest Margin decreased during the forth quarter of 2000.

    Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of loan growth and the level of our expenditures on our infrastructure, our personnel, our collections operations, our Internet technology and our database management system. These expenses along with the direct costs of servicing our accounts increased our operating ratios during 1998 and 1999. During 2000, the operating ratio leveled off in the range expected by management.

Results of Operations

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

    Net income for the year ended December 31, 2000 was $82.4 million, or $1.79 per diluted share, an increase of $18.3 million over net income of $64.1 million for the year ended December 31, 1999. The increase in our net income in 2000 is due primarily to an increase in income from retained interests in credit card receivables securitized, which increased $25.1 million. This increase is due primarily to the growth of our managed loans from $898.7 million at December 31, 1999 to $1.528 billion at December 31, 2000. The increases in income were partially offset by increases in the cost of operations caused by the growth in our business including servicing and additional marketing and solicitation expense.

    The largest component of our income comes from the profit generated from our managed receivables. Growth in managed receivables cannot be predicted with certainty. In general, it is a product of our marketing and other strategic efforts. However, it is also dependent upon a number of factors that we are not able to control, such as competition and general economic circumstances. Recent growth in receivables, particularly during the fourth quarter of 2000, was substantially impacted by these external factors and was at a lower rate than expected.

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased to $109.2 million for the year ended December 31, 2000 from $55.3 million for the year ended December 31, 1999. The increase is due to an increase in our managed loans and the number of accounts, which grew from 1.2 million at December 31, 1999 to 2.2 million as of December 31, 2000. Strong growth in new customers, an increase in the number of customers purchasing our fee based products and an increase in credit card fees, such as annual, membership, late, over-limit and cash advance fees resulted in the increase in other operating income.

    Other operating expenses increased to $118.0 million for the year ended December 31, 2000 from $60.4 million for the year ended December 31, 1999. This increase primarily reflects the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional servicing costs.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

    Net income for the year ended December 31, 1999 was $64.1 million, or $1.61 per share, an increase of $40.5 million over net income of $23.6 million for the year ended December 31, 1998. The increase was partially a result of a $63.3 million increase in income from retained interests in credit card receivables securitized. On February 10, 1999 and October 14, 1999, third party investors purchased the outstanding undivided interest in some of our securitization structures for cash. In each case, the price paid by the purchasers exceeded the amounts required to be paid to the selling investors, which was limited to the selling investors' outstanding investment, accrued interest and unpaid fees. In the February 1999 transaction, the excess totaled $30.1 million, of which $5.0 million was deposited into a reserve account to serve as a credit enhancement that was required by the new investors. The remaining $25.1 million was remitted to our wholly owned subsidiary created in connection with the securitization. In the October 1999 transaction, excess cash totaling $53.7 million was remitted to our wholly owned subsidiaries. This amount exceeded the change in our retained interests in credit card receivables securitized by $18.1 million, and the excess was recorded as income from retained interests in credit card receivables securitized.

    The changes in operating results were also largely attributable to the growth in managed loans from $504.0 million at December 31, 1998 to $898.7 million at December 31, 1999.

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $35.0 million from $20.3 million for the year ended December 31, 1998 to $55.3 million for the year ended December 31, 1999. The increase is primarily due to the increase in customer purchases of our fee-based products and the increase in managed loans, which resulted in increases in interchange fees and other credit card fees, which include annual membership, over-limit and cash advance fees.

    Other operating expenses increased to $60.4 million for the year ended December 31, 1999, from $20.0 million for the year ended December 31, 1998. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional servicing costs.

Interest Income and Interest Expense

    Net interest income consists of interest income earned on cash and cash equivalents less interest expense. Interest income totaled $7.1 million for the year ended December 31, 2000, $2.2 million for the year ended December 31, 1999 and $286,000 for the year ended December 31, 1998. The increase in interest income is attributable to the investing of the cash proceeds we received from our first quarter 2000 follow-on public offering.

    We did not incur interest expense during 2000 or 1999. Interest expense for the year ended December 31, 1998 was $595,000. In April 1998, we entered into a promissory note with a related party in the face amount of $13.0 million. In July 1998, the note and all accrued interest were paid in full.

Net Securitization Income and Income from Retained Interests in Credit Card Receivables Securitized

    Retained Interests in Credit Card Receivables Securitized are calculated in accordance with the provisions of Statement No. 125. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). See "Credit Card Securitizations."

    Net Securitization income is recognized at the time the receivables are securitized under Statement No. 125. The income is based on the estimated fair value of the I/O strip. Net securitization income for the year ended December 31, 2000 was $11.8 million, compared to $12.5 million for the year ended December 31, 1999 and $13.6 million for the year ended December 31, 1998. Securitization income decreased slightly in 2000 compared to 1999 due to the seasoning of the originated portfolio. The purchase and securitization of two portfolios of credit card receivables during 1998 contributed to the higher income in 1998.

    The I/O strip is estimated by discounting the expected future cash flows from the receivables that have been securitized at rates which we believe are consistent with those that would be used by an independent third party. Since quoted market prices are generally not available for the I/O strip, the fair value is based on the estimated present value of future cash flows using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of the I/O strip as well as the realization of expected future cash flows:

	At December 31,
	1998	1999	2000
Payment rate (monthly)	5.5%	7.9%	8.8%
Expected credit loss rate (annualized)	15.1	11.0	10.9
Residual cash flows discount rate	25.3	18.7	16.7

     The changes in the weighted average assumptions from December 31, 2000 to December 31, 1999 and to December 31, 1998 are primarily due to the change in the mix of our originated and purchased receivables. Since the receivables we originated have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of December 31, 1999 and December 31, 2000. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

    Income from Retained Interests in Credit Card Receivables Securitized includes the income earned on the Seller's Interest and any changes in the fair value of the Retained Interests in Credit Card Receivables Securitized in accordance with Statement No. 115.

    When we securitize receivables, we retain a Seller's Interest in the pool of assets securitized, with the rights to the collections allocated to the Seller's Interest after payments are made to investors. Income from Retained Interests in Credit Card Receivables Securitized for the year ended December 31, 2000 was $113.9 million, compared to $88.8 million for the year ended December 31, 1999 and $25.5 for the year ended December 31, 1998. The increases each year are due to the growth in the Seller's Interest.

Other Operating Income

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Servicing income	$12,541	$8,893	$7,705
Other credit card fees	4,193	19,506	53,165
Interchange fees	1,865	9,202	19,880
Ancillary products	1,695	17,731	28,497

Total other operating income	$20,294	$55,332	$109,247

    The increase in other operating income to $109.2 million for the year ended December 31, 2000 from $55.3 million for the year ended December 31, 1999 is due to the increase in our managed receivables, which grew from $504 million at December 31, 1998 to $898.7 million at December 31, 1999 to $1.528 billion at December 31, 2000, and the number of accounts, which grew from 1.2 million at December 31, 1999 to 2.2 million as of December 31, 2000. Strong growth in new customers, an increase in the number of customers purchasing our fee based products and an increase in credit card fees, such as annual, membership, late, over-limit and cash advance fees resulted in the increase in other operating income.

    A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables.

Other Operating Expense

    Other operating expense consists of the following for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Salaries and benefits	$1,172	$3,094	$5,833
Credit card servicing	4,948	9,009	28,320
Marketing and solicitation	6,865	33,234	59,509
Professional fees	713	1,660	2,255
Data processing	1,437	2,745	4,519
Net occupancy	195	737	1,160
Ancillary product expense	3,284	6,758	8,501
Other	1,354	3,147	7,808

Total other operating expense	$19,968	$60,384	$117,905

    Other operating expense for the year ended December 31, 2000 increased to $117.9 million from $60.4 million for the year ended December 31, 1999. The increase was primarily due to the increased marketing and solicitation expense and due to the increase in servicing costs. Servicing costs increased due to the increase in our managed receivables. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increased number of accounts. Ancillary product expense increased due to the additional sales of products and services that took place during 2000, including insurance products and memberships. Other operating expense for the year ended December 31, 1999 increased to $60.4 million from $20.0 million for the year ended December 31, 1998 due primarily to increases in marketing and solicitation and servicing expenses. The increases in operating expenses are due to the increase in the costs of operations associated with the growth in our business.

Income Taxes

    Income tax expense was $41.8 million for the year ended December 31, 2000, $34.3 million for the year ended December 31, 1999 and $15.5 million for the year ended December 31, 1998. Our effective tax rate was 33.7% for 2000, 36.5% for 1999 and 39.6% for 1998. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

Asset Quality

    Our delinquency and net loan charge-off rates at any point in time reflect the credit performance of our receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions affect our delinquency and charge-off rates. The average age of our credit card account portfolio also affects the stability of delinquency and loss rates of the portfolio.

    Our strategy for managing delinquency and loan losses consists of active account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts.

    Delinquencies.  Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. See "—Net Charge-Offs."

    The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

	Sept. 30, 1998	Dec. 31, 1998	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 2000
	% of Total
Loans Delinquent:
30 to 59 days	6.7%	5.5%	4.0%	3.9%	3.6%	3.3%	3.0%	3.4%	3.8%	3.9%
60 to 89 days	4.2	2.8	2.7	2.4	2.4	2.3	2.4	2.4	2.8	3.1
90 or more	6.3	5.8	5.5	4.0	4.2	4.1	4.5	4.9	6.0	6.4

Total 30 or more	17.2%	14.1%	12.2%	10.3%	10.2%	9.7%	9.9%	10.7%	12.6%	13.4%

Total 60 or more	10.5%	8.6%	8.2%	6.4%	6.6%	6.4%	6.9%	7.3%	8.8%	9.5%

    The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

	Sept. 30, 1998	Dec. 31, 1998	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
					% of total
Originated Portfolio
Loans Delinquent:
30 to 59 days	3.1%	2.5%	2.4%	2.3%	2.4%	2.6%	2.7%	3.3%	3.6%	3.5%
60 to 89 days	2.2	1.6	1.7	1.5	1.6	1.8	2.1	2.3	2.7	3.0
90 or more	4.2	3.9	3.8	3.0	2.6	3.0	4.0	4.8	6.0	6.4

Total 30 or more	9.5%	8.0%	7.9%	6.8%	6.6%	7.4%	8.8%	10.4%	12.3%	12.9%

Total 60 or more	6.4%	5.5%	5.5%	4.5%	4.2%	4.8%	6.1%	7.1%	8.7%	9.4%

Purchased Portfolio
Loans Delinquent:
30 to 59 days	7.8%	6.6%	4.8%	5.2%	5.4%	5.4%	4.4%	4.3%	5.4%	6.7%
60 to 89 days	4.8	3.3	3.2	3.2	3.7	3.7	3.4	2.8	3.6	4.1
90 or more	7.0	6.5	6.3	4.9	6.5	7.1	6.4	5.5	5.7	7.1

Total 30 or more	19.6%	16.4%	14.3%	13.3%	15.6%	16.2%	14.2%	12.6%	14.7%	17.9%

Total 60 or more	11.8%	9.8%	9.5%	8.1%	10.2%	10.8%	9.8%	8.3%	9.3%	11.2%

    In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter. Our delinquency rates have increased primarily due to the significant growth in new receivables that continue to mature, which causes the delinquency rates to increase. We are using our account management strategies on our originated portfolio, which are intended to reduce the expected increase in delinquency rates as our originated portfolio continues to mature.

    We purchased a portfolio during the quarter ended June 30, 1998. We converted the acquired portfolio to Aspire Visa accounts during the third quarter of 1998 and began using our account management strategies on the portfolio at that time. Delinquency rates on the purchased portfolio subsequently improved during the fourth quarter of 1998 and during the first two quarters of 1999. During the quarters ended September 30, 1999 and 2000, and December 31, 1999 and 2000, the purchased portfolio delinquency rates increased as compared to the previous quarters due to seasonality.

    Net Charge-Offs.  Net charge-offs include the principal amount of losses from customers unwilling or unable to pay their loan balance, as well as bankrupt and deceased customers, less current period recoveries. Net charge-offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge-off. Losses from fraudulent activity in accounts are also excluded from net charge-offs and are included separately in other operating expenses. We generally charge off loans when the loan becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer's bankruptcy or death.

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

	For the Three Months Ended
	Sept. 30, 1998	Dec. 31, 1998	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(Dollars in thousands)
Total Managed Loan Portfolio:
Average managed loan portfolio	$402,751	$449,028	$500,419	$496,859	$592,379	$769,624	$963,939	$1,097,610	$1,256,239	$1,398,041
Net charge-offs	11,833	24,075	20,457	22,723	17,412	17,985	23,605	26,302	35,678	46,552
Pro forma net charge-offs	3,584	4,883	4,067	5,094	7,353	10,828	20,229	25,346	34,525	46,132
Net charge-off ratio (annualized)	11.8%	21.5%	16.4%	18.3%	11.8%	9.3%	9.8%	9.6%	11.4%	13.3%
Pro forma charge-off ratio (annualized)	3.6	4.3	3.3	4.1	5.0	5.6	8.4	9.2	11.0	13.2

    As described above under delinquencies, as our portfolio matures, we expect charge-off rates to also increase and then stabilize. Our pro forma charge-off ratio increased during 2000 primarily due to seasoning of our portfolio. Typically, as our accounts mature, there are very few charge-offs during the first 180 days, then the charge-offs are expected to increase and peak in the second year and then stabilize in the third year. From March 31, 1999 to March 31, 2000 over one million accounts were booked and these receivables are now going through the seasoning process, resulting in the increased charge-off rates. Another reason for the increased charge-off ratio in the fourth quarter of 2000 was a slower than expected account balance growth, primarily attributable to increased competition and a general slowdown in consumer spending. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

    Credit Losses.  For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income and the actual charge-offs are included in income from retained interests in credit card receivables securitized. In evaluating credit losses, we take into consideration several factors, including (1) historical charge-off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. As we have securitized our receivables, we have removed them from our balance sheet.

Interest Rate Sensitivity and Market Risk

    Interest rate sensitivity is comprised of basis risk, gap risk and market risk. Basis risk is caused by the difference in the interest rate indices used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is related to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of our customer.

    We incur basis risk because we fund managed assets at a spread over the commercial paper rate or LIBOR while the rates on the underlying assets are indexed to the prime rate. This basis risk results from the potential variability in the spread between the prime rate and the commercial paper rate, on the one hand, and LIBOR, on the other hand, over time. We have not hedged our basis risk due to the cost of hedging this risk versus the benefits from elimination of this risk.

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

    At December 31, 2000, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At December 31, 2000, our securitizations had $1.229 billion in variable rate, interest-bearing liabilities, payable to investors compared to $723.8 million as of December 31, 1999. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

    We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

Liquidity, Funding and Capital Resources

    A primary financial goal is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities.

    We finance our business through cash flows from operations, asset securitizations and the issuance of equity. During February 2000 we completed a follow-on public offering in which $145.2 million was raised. Additionally, during September 2000 we completed a floating rate three-year term securitization totaling approximately $600 million.

    A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $591.9 million during 2000, $448.2 million during 1999 and $402.3 million during 1998 from sales of our credit card receivables through securitizations. As of December 31, 2000, we had total securitization facilities of $1.847 billion and had used approximately $1.229 billion of these facilities. As of December 31, 1999, we had total securitization facilities of $883.8 million and had used approximately $723.8 million of these facilities. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding.

    The maturity terms of our securitizations vary. Once repayment begins, payments from customers on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our master trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period.

    In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on LIBOR. Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of December 31, 2000, no advances were outstanding under this facility. However, $5 million is reserved for a letter of credit in favor of a third party servicer. This agreement was renewed in January 2001 for one year.

    We believe that our asset securitizations, cash flow from operations, term loan and equity issuance will provide adequate liquidity for meeting anticipated cash needs, although we cannot give assurance to that effect.

Recent Accounting Pronouncements

    Effective January 1, 2001 we adopted the Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This Statement established new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. Statement No. 133, as amended by Statement No. 138, is required to be adopted for fiscal years beginning after June 15, 2000. The effect of adoption of this standard was immaterial.

    Effective January 1, 2001 we adopted the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB explains how the SEC staff believes existing Revenue Recognition rules should be applied. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The effect of adoption of this standard was immaterial.

    In September 2000, the FASB issued Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), that replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, we will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, we believe the application of the new rules will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements of CompuCredit Corporation and its Subsidiaries and supplementary data are included as pages F-1 through F-18 at the end of this Annual Report on Form 10-K:

ITEM 9. CHANGES IN AND DIASGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors appearing under the caption "Proposal One—Election of Directors" in CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated by reference. Information regarding executive officers appearing under the caption "Executive Officers of CompuCredit" in CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated by reference. Information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information appearing under the caption "Executive and Director Compensation," including the "Summary Compensation Table" and the "Option Grants Table," in CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain related transactions appearing under the caption "Related Party Transactions" in CompuCredit's Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this Report.

  (a)
  1. Financial Statements

  The
  list of financial statements required by this item is set forth in Item 8.

  2.
  Financial Statement Schedules

  None.

  3.
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 13, 2000, by and among CompuCredit Corporation, TCG Acquisition, Inc., Citadel Group, Inc., David L. Butler, Cynthia F. Butler, Benjamin Butler, J. Samuel Butler, Marissa Butler and Lynn B. Hubbard (incorporated by reference to CompuCredit's Report on Form 8-K (File No. 000-25751)), filed with the Commission on April 28, 2000.
3.1
Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1 to CompuCredit's Registration Statement on Form S-1 (File No. 333-62327)), filed with the Commission on August 27, 1998.
3.1(a)
Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1(a) of CompuCredit's Form 10-Q for the quarter ended June 30, 2000), filed with the Commission on August 14, 2000.
3.2
Second Amended and Restated Bylaws of CompuCredit Corporation (incorporated by reference to Exhibit 3.2 to CompuCredit's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000).
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
10.2.1	Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to CompuCredit's Registration Statement on Form S-1 (File No. 333-69879)).
10.2.2	CompuCredit Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to CompuCredit's Registration Statement on Form S-8 (File No. 333-92899)).
10.3(a)*	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.
10.3(b)*	Employment Agreement between CompuCredit Corporation and Ashley L. Johnson.
10.3(c)*	Employment Agreement between CompuCredit Corporation and David G. Hanna.
10.3(d)*	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.

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
10.5.6*	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.
10.5.7*	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.
10.6
Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer (incorporated by reference to Exhibit 10.1 to CompuCredit's Form 10-Q for the quarter ended September 30, 2000), filed with the Commission on November 14, 2000.
10.6(a)
First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation (incorporated by reference to Exhibit 10.1(a) to CompuCredit's Form 10-Q for the quarter ended September 30, 2000), filed with the Commission on November 14, 2000.
10.7	Form of Indenture Supplement (incorporated by reference to Exhibit 10.1(b) to CompuCredit's Form 10-Q/A for the quarter ended September 30, 2000), filed with the Commission on November 22, 2000.

10.8
Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee (incorporated by reference to Exhibit 10.1 to CompuCredit's Form 10-Q for the quarter ended September 30, 2000), filed with the Commission on November 14, 2000.
10.8(a)
First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York (incorporated by reference to Exhibit 10.1 to CompuCredit's Form 10-Q for the quarter ended September 30, 2000), filed with the Commission on November 14, 2000.
10.8(b)*
Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.
10.9*
Master Indenture, dated as of December 28, 2000, among CompuCredit Credit Card Master Note Business Trust II, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.
10.10*	Form of Indenture Supplement to the Master Indenture, dated as of December 28, 2000.
10.11*
Transfer and Servicing Agreement, dated as of October 20, 2000, among CompuCredit Funding Corp. II, as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust II, as Issuer, and The Bank of New York, as Indenture Trustee.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.

*
Filed herewith

**
Confidential treatment has been granted with respect to portions of this exhibit.

(b)
Reports on Form 8-K.

    None.

COMPUCREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors

     The Board of Directors
CompuCredit Corporation

    We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuCredit Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
January 30, 2001

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2000	1999
	(Dollars in thousands)
Assets
Cash and cash equivalents	$68,980	$11,837
Restricted cash	—	10,000
Retained interests in credit card receivables securitized	325,583	165,572
Accrued interest and fees	24,569	9,828

Net credit card receivables	350,152	175,400
Amounts due from securitization	11,735	12,010
Deferred costs, net	8,332	2,235
Software, furniture, fixtures and equipment, net	14,268	6,605
Prepaid expenses	5,540	1,742
Other assets	11,498	5,719

Total assets	$470,505	$225,548

Liabilities
Accrued expenses	$21,531	$10,575
Deferred revenue	9,217	6,601
Income tax liability	35,576	32,151

Total liabilities	66,324	49,327
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 or December 31, 1999	—	—
Common stock, no par value:
150,000,000 shares authorized, 46,514,639 issued and outstanding at December 31, 2000; 60,000,000 shares authorized, 41,834,725 issued and outstanding at December 31, 1999(1)	—	—
Additional paid-in capital	239,789	93,374
Retained earnings	164,392	82,847

Total shareholders' equity	404,181	176,221

Total liabilities and shareholders' equity	$470,505	$225,548

(1)
After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31
	2000	1999	1998
	(Dollars in thousands, except per share data)
Interest income	$7,091	$2,152	$286
Interest expense:
Short-term borrowings	—	—	595

Net interest income (expense)	7,091	2,152	(309)
Provision for loan losses	—	—	—

Net interest income (expense) after provision for loan losses	7,091	2,152	(309)
Other operating income:
Securitization income, net	11,778	12,470	13,596
Income from retained interests in credit card receivables securitized	113,944	88,800	25,483
Servicing income	7,705	8,893	12,541
Other credit card fees	53,165	19,506	4,193
Interchange fees	19,880	9,202	1,865
Ancillary products	28,497	17,731	1,695

Total other operating income	234,969	156,602	59,373
Other operating expense:
Salaries and benefits	5,833	3,094	1,172
Credit card servicing	28,320	9,009	4,948
Marketing and solicitation	59,509	33,234	6,865
Professional fees	2,255	1,660	713
Data processing	4,519	2,745	1,437
Net occupancy	1,160	737	195
Ancillary product expense	8,501	6,758	3,284
Other	7,808	3,147	1,354

Total other operating expense	117,905	60,384	19,968
Income before income taxes	124,155	98,370	39,096
Income tax expense	(41,781)	(34,267)	(15,479)

Net income	$82,374	$64,103	$23,617

Net income attributable to common shareholders	$82,374	$63,521	$21,817

Net income per common share-basic(1)	$1.80	$1.61	$0.65

Net income per common share-assuming dilution(1)	$1.79	$1.61	$0.65

(1)
After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity

For the years ended December 31, 2000, 1999 and 1998

	Common Stock
			Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Total Shareholders' Equity
	Shares(1)	Amount
	(Dollars in thousands)
Balance at December 31, 1997	33,123,528	$—	$—	$20,000	$(873)	$19,127
Issuance of common stock	1,044,665	—	10,532	—	—	10,532
Net income	—	—	—	—	23,617	23,617

Balance at December 31, 1998	34,168,193	—	10,532	20,000	22,744	53,276
Conversion of preferred stock	1,916,532	—	20,000	(20,000)	—	—
Issuance of common stock	5,750,000	—	62,842	—	—	62,842
Cash dividend paid by pooled company	—	—	—	—	(4,000)	(4,000)
Net income	—	—	—	—	64,103	64,103

Balance at December 31, 1999	41,834,725	$—	$93,374	$—	$82,847	$176,221
Issuance of common stock	4,600,000	—	145,242	—	—	145,242
Stock options exercised	79,914	—	1,173	—	—	1,173
Cash dividend paid by pooled company	—	—	—	—	(829)	(829)
Net income	—	—	—	—	82,374	82,374

Balance at December 31, 2000	46,514,639	$—	$239,789	$—	$164,392	$404,181

(1)
After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31
	2000	1999	1998
	(Dollars in thousands)
Operating activities
Net income	$82,374	$64,103	$23,617
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	4,273	1,598	444
Amortization expense	4,935	1,704	828
Securitization income	(11,778)	(12,470)	(13,596)
Retained interests income adjustment, net	3,890	25,911	(17,094)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	10,000	(10,000)	—
Increase in accrued interest and fees	(14,740)	(7,849)	(1,518)
Decrease (increase) in amounts due from securitization	276	(8,767)	(2,726)
Increase in deferred costs	(12,023)	(3,156)	(869)
(Increase) decrease in prepaid expenses	(3,799)	(1,523)	204
(Decrease) increase in amounts due to securitization	—	(10,774)	10,650
Increase in accrued expenses	10,954	5,656	4,078
Increase in deferred revenue	2,616	2,733	3,745
Increase in income tax liability	3,424	16,672	15,479
Other	(5,778)	(4,059)	(1,573)

Net cash provided by operating activities	74,624	59,779	21,669
Investing activities
Net loans originated or purchased	(754,929)	(561,887)	(421,813)
Recoveries of loans previously charged off	11,852	420	85
Net proceeds from securitization of loans	576,344	406,175	372,797
Proceeds from retained interests in credit card receivables
securitized	15,602	42,055	29,475
Purchases of and development of software, furniture, fixtures
and equipment	(11,936)	(6,258)	(1,712)

Net cash used in investing activities	(163,067)	(119,495)	(21,168)
Financing activities
Cash dividend paid by pooled company	(829)	(4,000)	—
Proceeds from issuance of common stock and capital
contributions	145,242	62,842	10,532
Proceeds from exercise of stock options	1,173	—	—
Proceeds from short-term borrowings	—	—	13,000
Payment of short-term borrowings	—	—	(13,000)

Net cash provided by financing activities	145,586	58,842	10,532
Net increase (decrease) in cash	$57,143	$(874)	$11,033
Cash and cash equivalents at beginning of year	11,837	12,711	1,678

Cash and cash equivalents at end of year	$68,980	$11,837	$12,711

Supplemental cash flow information
Cash paid for interest	$—	$—	$595

Cash paid for income taxes	$27,000	$17,595	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

1. Organization and Basis of Presentation

    The consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, "the Company"). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. CompuCredit markets unsecured credit cards through direct mail, telemarketing, television and on the Internet through its wholly owned subsidiary AspireCard.com, Inc. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts.

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized.

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

  Asset Securitization

    The Company has securitized a substantial portion of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Amounts Due from Securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to the Company within the next 30 days.

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

  Deferred Costs

    The Company capitalizes certain costs paid to third parties related to its credit card receivables securitizations. Such costs include legal fees and fees incurred for services provided for establishing securitization facilities that have ongoing benefit to the Company, such as the master trust used for future securitizations, which result in ongoing securitization income to the Company. These capitalized securitization costs are amortized over periods of two to three years. The accumulated amortization of these costs was $2,428,000 and $1,207,000 at December 31, 2000 and 1999, respectively.

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

  Credit Card Fees

    Credit card fees include annual, overlimit, returned check, and cash advance transaction fees. These fees are assessed according to agreements with customers. Annual fees and direct loan origination costs are deferred and amortized on a straight-line basis over the one-year period to which the fees or costs pertain. The Company, under its securitization agreements, continues to earn servicing income, interchange fees, ancillary product income, and other credit card fees.

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

  Recent Accounting Pronouncements

    In September 2000, the FASB issued Statement No. 140, accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, FASB Statement 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. As required, the Company will apply the new rules prospectively to transactions beginning after March 31, 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the Company's financial statements.

    On January 1, 2001 the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. FAS 133, as amended by statement 138, was required to be adopted for fiscal years beginning after June 15, 2000. Adoption of this Statement did not have a material impact on the Company's financial statements.

    On January 1, 2001 the Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB explains how the SEC staff believes existing Revenue Recognition rules should be applied. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this Standard did not have a material impact on the Company's financial statements.

3. Shareholders' Equity

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

    In February 2000, the Company completed a follow-on public offering and received net proceeds of $145.2 million. The company may use a portion of the net proceeds from this offering to charter a bank, with up to $20.0 million in capital contributions and a deposit of up to an additional $5.0 million. The company plans to use the remaining net proceeds of the offering to finance growth through the origination and purchase of credit card receivables, for marketing costs, working capital and other corporate purposes.

    On April 13, 2000, the Company closed its acquisition of Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. Citadel currently markets fee-based products and services to the Company's cardholders. The transaction was accounted for as a pooling of interests through the exchange of 1,783,333 shares of the Company's common stock for all of the outstanding stock of Citadel. The consolidated financial statements of the Company have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

4. Securitizations

    The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust (the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. The Company's transfers are treated as sales as they satisfy the requirements of Statement No. 125 and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. As of December 31, 2000 the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either performs the servicing or contracts with third party service providers.

    The table below summarizes all of the Company's securitization activity:

	For the year ended December 31
	2000	1999
	(In thousands)
Proceeds from securitizations	$591,946	$448,230
Excess cash flows received on retained interests	155,000	92,804
Pretax securitization income	11,778	12,470

    The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

    As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $15.6 million and $42.1 million for the years ended December 31, 2000 and 1999, respectively. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

    The pretax securitization income recorded by the Company and the measurement of the Company's interest-only strips are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interests rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the loan becomes 180 days past due, although earlier charge-offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

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

	December 31
	2000	1999
	(In thousands)
Payment rate (monthly)	8.8%	7.9%
Expected credit loss rate (annualized)	10.9	11.0
Residual cashflows discount rate	16.7	18.7

    The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from December 31, 1999 to December 31, 2000 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions to improve as of December 31, 2000.

    The Company's managed loan portfolio is comprised of retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset of the Company. Therefore, we do not show it on our consolidated balance sheets. The following table summarizes the principal balances included in our managed loan portfolio.

	December 31
	2000	1999
	(In thousands)
Retained interests in loans securitized—(Seller's
Interest)	$298,881	$174,934
Investors' interests in loans securitized—Not included on Balance Sheet	1,229,491	723,757

Total managed loans	1,528,372	898,691

    At December 31, 2000, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card loans
Payment rate (monthly)	8.8%
Impact on fair value of 5% adverse change	$(1,264)
Impact on fair value of 10% adverse change	$(2,484)
Expected credit loss rate (annualized)	10.9%
Impact on fair value of 5% adverse change	$(5,397)
Impact on fair value of 10% adverse change	$(10,733)
Residual cashflows discount rate	16.7%
Impact on fair value of 5% adverse change	$(425)
Impact on fair value of 10% adverse change	$(837)

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit loses, which could magnify or counteract the sensitivities.

5. Software, Furniture, Fixtures, and Equipment

    Software, furniture, fixtures and equipment consist of the following:

	December 31
	2000	1999
	(In thousands)
Software	$11,364	$4,493
Furniture and fixtures	1,860	922
Data processing and telephone equipment	6,980	2,946
Leasehold improvements	577	378

Total cost	20,781	8,739
Less accumulated depreciation	(6,513)	(2,134)

Software, furniture, fixtures, and equipment, net	$14,268	$6,605

6. Leases

    The Company leases premises and equipment under cancelable and noncancelable leases, some of which contain renewal options under various terms. Total rental expense was $1,138,000 and $713,000 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the future minimum rental commitments for all noncancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

2001	$3,224
2002	4,404
2003	4,535
2004	4,363
2005	3,980
Thereafter	20,773

$41,279

7. Borrowings

    On January 8, 1997, the Company entered into an irrevocable standby letter of credit agreement for $10,000,000 with a bank. The agreement contains provisions allowing the subservicer of the receivables to draw under the letter of credit as needed. During 1999, in connection with this letter of credit, the Company was required to maintain a cash balance of $10,000,000 with the lender. Such cash has been disclosed as "Restricted cash" on the face of the balance sheet. As of December 31, 1999 the standby letter of credit was unused.

    In January 2000, the Company entered into a $25.0 million revolving credit facility under which the Company may request advances from time to time, which will bear interest at floating rates based on the London Interbank Offered Rate ("LIBOR"). Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. In connection with this agreement, the Lendor provides a standby letter of credit for the Company. The Company is not required to maintain a cash balance with the lender. As such, the Company no longer has "Restricted cash". As of December 31, 2000, the Revolving Credit facility was unused. However, $5 million is reserved for a letter of credit in favor of a third party servicer. This agreement was renewed in January 2001 for one year.

8. Commitments and Contingencies

    The Company enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card receivables. These financial instruments consist of commitments to extend credit totaling approximately $4.1 billion and $2.2 billion, at December 31, 2000 and 1999, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

    The Company and its Chief Executive Officer are defendants in approximately seven actions filed between November 6 and December 5, 2000 in the United States District Court for the Northern District of Georgia. The complaints claim that the defendants falsely portrayed the Company's financial condition by making false or misleading statements. These cases have been consolidated into a single action. Plaintiffs seek to have their claims certified as a class action. The Company believes the claims to be without merit and will vigorously defend against them.

9. Income Taxes

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

    The current and deferred portions of federal and state income tax expense are as follows:

	For the year ended December 31
	2000	1999	1998
	(In thousands)
Federal income tax expense:
Current tax expense	$31,292	$12,698	$8,436
Deferred tax expense	10,489	21,569	5,419

Total federal income tax expense	41,781	34,267	13,855
State income tax expense:
Current tax expense	—	—	965
Deferred tax expense	—	—	659

Total state income tax expense	—	—	1,624

Total income tax expense	$41,781	$34,267	$15,479

    Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of the following:

	For the year ended December 31
	2000	1999	1998
	(In thousands)
Taxes at statutory rate	$43,454	$32,647	$14,318
Increase in income taxes resulting from:
State income tax expense, net of federal income tax benefit	—	—	1,042
Change in valuation allowance	—	—	82
Other, net	(1,673)	1,620	37

Total income tax expense	$41,781	$34,267	$15,479

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	December 31
	2000	1999
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$1,136	$441
Other, net	—	—

Total deferred tax asset	1,136	441
Deferred tax liabilities:
Prepaid expenses	(1,647)	(539)
Cash advance fees	(4,358)	(2,279)
Software development costs	(3,446)	(1,573)
Deferred costs	(1,366)	(782)
Gain on securitization	(27,033)	(20,774)
Other	—	(2,141)

Total deferred tax liability	(37,850)	(28,088)
Valuation allowance	—	—

Net deferred tax (liability) asset	$(36,714)	$(27,647)

10. Earnings Per Share

    The following table sets forth the computation of basic earnings per share:

	For the year ended December 31
	2000	1999	1998
	(In thousands, except per share data)
Numerator:
Net income	$82,374	$64,103	$23,617
Preferred stock dividends	—	(582)	(1,800)

Income attributable to common shareholders	$82,374	63,521	21,817
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	45,886	39,363	33,504
Effect of dilutive stock options	184	76	—

Denominator for diluted earnings per share-adjusted weighted-average shares	46,070	39,439	33,504

Basic earnings per share	$1.80	$1.61	$.65

Diluted earnings per share	$1.79	$1.61	$.65

11. Stock Options

    The Company has established two Stock Option Plans, the 1998 Stock Option Plan ("1998 Plan") and the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan was approved by the Board of Directors in October 2000 and is pending shareholder approval. Under the 1998 and the 2000 Plans, the Company may grant shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. The maximum number of shares of common stock that may be granted under the 1998 plan is 1,200,000 shares and the maximum number of common stock that may be issued under the 2000 plan is 1,200,000 shares. Information related to options outstanding under the Plans are as follows:

	For the year ended December 31
	2000		1999		1998
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	364,790	$15.48	60,724	$12.35	—	$—
Granted	1,040,701	43.81	304,066	16.10	60,724	12.35
Exercised	(79,914)	14.68	—	—	—	—
Canceled/forfeited	(5,317)	17.76	—	—	—	—

Outstanding at end of year	1,320,260	$37.85	364,790	$15.48	60,724	$12.35

    The following table summarizes information about stock options outstanding as of December 31, 2000:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.00—$25.00	301,410	4.29	$15.45	116,484	$13.51
$25.01—$38.00	273,550	4.20	34.48	6,637	33.68
$38.01—$50.00	736,500	4.75	48.04	—	—
$50.01—$62.00	8,800	4.75	57.23	—	—

	1,320,260	4.53	$37.85	123,121	$14.60

    As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company did not recognize any compensation expense for stock-based employee compensation awards for the years ended December 31, 2000, 1999 and 1998.

    If the Company had recognized compensation expense in accordance with Statement 123, net income and net income per share would have been $79,235,000 and $1.72 on a diluted basis or $1.73 per share on a basic basis, for the year ended December 31, 2000 and $63,728,000 and $1.60 per share basic and diluted, for the year ended December 31, 1999 and $23,614,000 and $0.65 per share basic and diluted, for the year ended December 31, 1998. The December 31, 1999 and 1998 amounts have been restated to reflect the pooling of interests with Citadel Group Inc. Since pro forma compensation costs relate to all periods over which the grants vest, the initial impact on the Company's pro forma net income may not be representative of compensation costs in subsequent years, when the effect of the amortization of multiple awards would be reflected. The per share weighted average fair value of stock options granted during 2000 was $29.48, using the Black-Scholes option pricing model. The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions for 2000: Risk free interest rate-5%, expected life of the options-5.0 years, expected volatility-80% and expected dividends (as a percent of the fair value of the stock)- 0%.

12. Employee Benefit Plans

    Effective January 1, 2000, the Company adopted a 401(k) plan and an Employee Stock Purchase Plan. All employees on that date and persons who become full-time employees after that date who have completed one year of employment and at least 1,000 hours of service are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by the Company, which amounted to approximately $70,000 in 2000.

    During December 2000 the Company adopted an Employee Stock Purchase Plan ("ESPP"). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the purchase plan is approximately 85% of the fair market value per share of the Company's common stock on the last day of the offering period. Employees contributed approximately $200,000 to purchase 8,500 shares of common stock under the ESPP during 2000. The ESPP covers up to 150,000 shares of common stock The Company's charge to expense associated with the Employee Stock Purchase Plan for 2000 was approximately $35,000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 16, 2001.

COMPUCREDIT CORPORATION
By:	/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2001
/s/ ASHLEY L. JOHNSON Ashley L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2001
/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 16, 2001
/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 16, 2001
/s/ RICHARD E. HUDDLESTON Richard E. Huddleston	Director	March 16, 2001
/s/ GAIL COUTCHER-HUGHES Gail Coutcher-Hughes	Director	March 16, 2001
/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 16, 2001
/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 16, 2001

QuickLinks

Table of Contents
Cautionary Notice Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DIASGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
COMPUCREDIT CORPORATION INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity For the years ended December 31, 2000, 1999 and 1998
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows
CompuCredit Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2000 and 1999
SIGNATURES