Form 10-Q
period 2001-03-31
COMPUCREDIT CORP
filed 2001-05-15
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 025751

CompuCredit Corporation

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2336689 (IRS Employer Identification No.)
245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia (Address of principal executive offices)	30346 (Zip Code)

(770) 206-6200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of May 11, 2001 was 46,514,639 shares.

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS

March 31, 2001

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Assets
Cash and cash equivalents	$73,246	$68,980
Retained interests in credit card receivables securitized	328,681	325,583
Accrued interest and fees	25,572	24,569

Net credit card receivables	354,253	350,152
Amounts due from securitization	11,900	11,735
Deferred costs, net	7,915	8,332
Software, furniture, fixtures and equipment, net	17,609	14,268
Prepaid expenses	608	5,540
Other assets	6,142	11,498

Total assets	$471,673	$470,505

Liabilities
Accrued expenses	$17,025	$21,531
Deferred revenue	5,082	9,217
Income tax liability	39,009	35,576

Total liabilities	61,116	66,324
Shareholders' equity
Common stock, no par value, 150,000,000 shares authorized, 46,514,639 issued and outstanding at March 31, 2001 and December 31, 2000	—	—
Additional paid-in capital	239,789	239,789
Retained earnings	170,768	164,392

Total shareholders' equity	410,557	404,181

Total liabilities and shareholders' equity	$471,673	$470,505

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2001	2000
	(In thousands, except per share)
Interest income	$1,009	$1,432
Other operating income:
Securitization income, net	266	1,789
Income from retained interests in credit card receivables securitized	15,445	32,349
Servicing income	1,687	2,214
Other credit card fees	18,713	9,908
Interchange fees	5,361	4,093
Ancillary products	7,570	7,005

Total other operating income	49,042	57,358
Other operating expense:
Salaries and benefits	2,283	1,201
Credit card servicing	14,129	5,087
Marketing and solicitation	12,131	11,774
Professional fees	982	704
Data processing	2,617	1,155
Net occupancy	805	242
Ancillary product expense	3,967	1,862
Other	3,328	1,237

Total other operating expense	40,242	23,262
Income before income taxes	9,809	35,528
Income tax expense	(3,433)	(11,537)

Net income	$6,376	$23,991

Net income attributable to common shareholders	$6,376	$23,991

Net income per common share — basic	$0.14	$0.54

Net income per common share — diluted	$0.14	$0.54

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2001 and 2000

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares(1)	Amount
	(Dollars in thousands)
Balance at January 1, 2000	41,834,725	$—	$93,374	$82,847	$176,221
Issuance of common stock	4,600,000	—	145,242	—	145,242
Net income	—	—	—	23,991	23,991

Balance at March 31, 2000	46,434,725	$—	$238,616	$106,838	$345,454

Balance at January 1, 2001	46,514,639	$—	$239,789	$164,392	$404,181
Net income	—	—	—	6,376	6,376

Balance at March 31, 2001	46,514,639	$—	$239,789	$170,768	$410,557

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2001	2000
	(Dollars in thousands)
Operating activities
Net income	$6,376	$23,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,685	765
Amortization expense	1,662	994
Securitization income	(266)	(1,789)
Retained interests income adjustment, net	4,550	(2,110)
Changes in operating assets and liabilities:
Restricted cash	—	10,000
Accrued interest and fees	(1,003)	(2,846)
Amounts due from securitization	(165)	1,961
Deferred costs	(1,719)	(1,343)
Prepaid expenses	4,933	864
Accrued expenses	(4,506)	5,214
Deferred revenue	(4,134)	(1,651)
Income tax liability	3,433	5,538
Other	5,356	(405)

Net cash provided by operating activities	16,202	39,183
Investing activities
Net loans originated or purchased	(91,497)	(163,086)
Recoveries of loans previously charged off	5,794	1,282
Net proceeds from securitization of loans	75,510	127,335
Proceeds from retained interests in credit card receivables securitized	3,284	4,692
Purchases of and development of software, furniture, fixtures and equipment	(5,027)	(2,778)

Net cash used in investing activities	(11,936)	(32,555)
Financing activities
Net proceeds from issuance of common stock	—	145,242

Net cash provided by financing activities	—	145,242
Net increase in cash	4,266	151,870
Cash and cash equivalents at beginning of period	68,980	11,837

Cash and cash equivalents at end of period	$73,246	$163,707

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001

1. Organization and Basis of Presentation

    The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company was formed for the purpose of offering unsecured credit cards and fee based products and services to a specialized segment of the consumer credit market. The Company markets unsecured general purpose credit cards through direct mail, television, telemarketing and on the Internet through its wholly owned subsidiary, AspireCard.com. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts. We also market to our cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The notes to the financial statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

    Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains are recognized at the time of each sale. These gains are based on the estimated fair value of the retained interests, which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

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

Recently Issued Accounting Standards

    In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, FASB Statement 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. As required, the Company will apply the new rules prospectively to transactions beginning after March 31, 2001. Adoption of this Statement will not have a material impact on the Company's financial statements.

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

3. Securitizations

    The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust and the CompuCredit Credit Card

Master Note Business Trust II (collectively, the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. Generally Accepted Accounting Principles ("GAAP") require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. As of March 31, 2001, the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either performs the servicing or contracts with third party service providers.

    The table below summarizes the Company's securitization activity:

	For the Three Months Ended March 31
	2001	2000
	(In thousands)
Proceeds from securitizations	$78,794	$132,027
Excess cash flows received on retained interests	49,904	44,016
Pretax securitization income	266	1,789

    The investors in the Company's securitization transactions have no recourse against the Company for its clients' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

    As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $3.3 million and $4.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 is due to a reduction in the amortization payments required under its agreements and due to the decrease in the purchased portfolio receivables outstanding. The Company's valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

	March 31
	2001	2000
Payment rate (monthly)	9.0%	8.2%
Expected credit loss rate (annualized)	11.8	10.4
Residual cash flows discount rate	16.4	18.3

    The return to the investors in the securitizations is based on management's estimates of forward yield curves. The changes in the weighted average assumptions from March 31, 2000 to March 31, 2001 are primarily due to the change in the mix of CompuCredit's originated and purchased receivables. Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions of the payment rate and the residual cash flows discount rate to improve as of March 31, 2001. The expected credit loss rate (annualized) has increased as the originated portfolio matures.

    The Company's managed loan portfolio is comprised of retained interests in loans securitized and the investors' share of securitized credit card loans. The investors' share of securitized credit card loans is not an asset to the Company. Therefore, the company does not show it on the consolidated balance sheets. The following table summarizes the balances included in the managed loan portfolio.

	March 31
	2001	2000
	(In thousands)
Retained interests in loans securitized—(Seller's Interest)	$297,081	$193,642
Investors' interests in loans securitized—Not included on Balance Sheet	1,292,503	832,457

Total managed loans	$1,589,584	$1,026,099

    At March 31, 2001, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card loans
Payment rate (monthly)	9.0%
Impact on fair value of 5% adverse change	$(2,748)
Impact on fair value of 10% adverse change	$(5,222)
Expected credit loss rate (annualized)	11.8%
Impact on fair value of 5% adverse change	$(6,033)
Impact on fair value of 10% adverse change	$(10,282)
Residual cashflows discount rate	16.4%
Impact on fair value of 5% adverse change	$(2,909)
Impact on fair value of 10% adverse change	$(3,266)

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower payments and increased credit losses, which could magnify or counteract the sensitivities.

4. Earnings Per Share

    The following table sets forth the computation of earnings per share:

	For the Three Months Ended March 31,
	2001	2000
	(In thousands, except per share data)
Numerator:
Net income	$6,376	$23,991
Denominator:
Denominator for basic earnings per share—
Weighted-average shares outstanding	46,515	44,109
Effect of dilutive stock options	83	200

Denominator for diluted earnings per share—
Adjusted weighted-average shares	46,598	44,309
Basic earnings per share	$0.14	$0.54
Diluted earnings per share	$0.14	$0.54

    In February 2000, the Company issued 4,600,000 shares of common stock at $33.50 per share in a follow-on offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

General

    CompuCredit Corporation is a credit card company that originates and purchases credit card receivables and markets products and services to its customers for which it earns fees. We market unsecured credit cards through direct mail, television, telemarketing and the Internet.

    Consumer credit product revenues consist of (1) interest income and late fees on outstanding revolving credit card receivables, (2) credit card fees, including annual membership, cash advance, over-limit and other credit card fees, and (3) interchange fees, which are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us on the purchase volume on our credit card receivables. Non-interest income includes securitization income, income from retained interests in credit card receivables securitized, servicing income and fee-based product revenues. Our primary expenses include the costs of funding our receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing and servicing expenses and income taxes.

    On April 13, 2000, the Company acquired Citadel Group, Inc. ("Citadel") of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests through the exchange of 1,783,333 shares of the Company's common stock for all of the outstanding stock of Citadel. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented. Citadel currently markets fee-based products and services to CompuCredit's cardholders.

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

    The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of over collateralization, which means that we sell the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or Seller's Interest. The investors in the securitized receivables have no recourse against us for our cardholders' failure to pay their credit card loans; however, most of our Seller's Interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our Seller's Interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

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

    All of our securitization transactions were accounted for under Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125") and after March 31, 2001, will be accounted for under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"). Under Statement No. 140 and its predecessor, Statement No. 125, gains are recognized at the time of each sale. These gains are based on the estimated fair value of the I/O strip.

    The securitization transactions do not affect the relationship we have with our customers, and we continue to service the credit card receivables. As of March 31, 2001, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either provide the servicing or contract with third party service providers.

    The table below summarizes our securitization activity.

	For the Three Months Ended March 31
	2001	2000
	(In thousands)
Proceeds from securitizations	$78,794	$132,027
Excess cash flows received on retained interests	49,904	44,016
Pretax securitization income	266	1,789

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

    As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $3.3 million for the three months ended March 31, 2001 and $4.7 million for the three months ended March 31, 2000. The decrease in 2001 is due to a reduction in the amortization payments required under our agreements and due to the decrease in the size of the purchased portfolios. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us.

Managed Loan Portfolio

    We analyze our financial performance on a "managed loan" portfolio basis, as if the receivables securitized were still on our balance sheet, because the performance of our securitized receivables will affect the future cash flows we receive on the receivables.

    The table set forth below indicates our net interest margin and our operating ratio on a managed loan basis as if the receivables securitized were still on our Balance Sheet. The table also indicates the ending and average managed loans and the number of managed accounts. Interest income for us on a managed loan basis includes all net interest and late fee income on all outstanding receivables less all costs associated with securitizations, including the interest expense paid to the investors. Our operating ratio includes all expenses associated with our business on a managed basis, other than marketing expenses and ancillary product expenses, and is expressed as a percentage of average managed loans.

    During 1998, we purchased two portfolios of credit card receivables with outstanding receivables balances at the time of purchase of $579.7 million. The presented managed loan data excludes certain of these receivables and the related accounts which, at the time of purchase, were closed accounts in a certain delinquency status. Management believes that these accounts were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. As a result, management believes that it would have had very little opportunity to influence the delinquency or default rates of these accounts prior to charge-off. We therefore excluded these accounts, the receivables and any activity in the accounts since the date of purchase from any managed loan data presented. At the time of the purchases, there were approximately 52,000 such accounts, representing 25.9% of the accounts purchased and $137.2 million of the $579.7 million outstanding receivables purchased.

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

	At or for the Quarter Ended
	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001
	(In thousands, except for percentages)
Period-end total managed loans	$898,691	$1,026,099	$1,171,932	$1,321,128	$1,528,372	$1,589,584
Period-end total managed accounts	1,181	1,416	1,648	1,891	2,178	2,256
Total average managed loan portfolio	$769,624	$963,939	$1,097,610	$1,256,239	$1,398,041	$1,574,554
Net interest margin on managed loans, annualized	23.6%	23.8%	23.3%	23.4%	21.8%	21.6%
Operating ratio	8.7%	8.0%	7.3%	7.6%	7.9%	9.1%

    Our net interest margins are influenced by a number of factors, including the timing and size of portfolio purchases and the level of our charge-offs. Purchased portfolios typically have lower interest rates and late fees until we convert the accounts to our credit card. When we convert accounts to our credit card, we reprice the accounts to interest rates and fees that are similar to those on accounts we have originated through our solicitation process. We typically convert the accounts within six months of purchase. Fluctuations in our charge-off ratios also affect our net interest margins. At charge-off, the interest and late fees on an account are deducted from interest income in the current period, which is why net interest margin decreased during the fourth quarter of 2000 and the first quarter of 2001.

    Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses. Our operating ratio increased 1.2% from December 30, 2000 to March 31, 2001 as we spent more on our infrastructure, our personnel, our collections operations, our Internet technology, our credit card servicing and our database management system to accommodate our operational needs and anticipated portfolio growth.

Results of Operations

    Net income for the three months ended March 31, 2001 was $6.4 million, or $0.14 per share on a diluted basis, a decrease of approximately $17.6 million from net income of $24.0 million for the three months ended March 31, 2000. The decrease in net income was primarily the result of the decrease in income from retained interests in credit card receivables securitized of approximately $17 million. Income from retained interests in credit card receivables securitized decreased because of an increase in charge offs during the quarter. The increase in charge offs is due to the seasoning of the originated portfolio. The seasoning of a portfolio takes place as the average age of the portfolio increases. Delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter.

    The largest component of our income comes from the profit generated from our managed receivables. Growth in managed receivables cannot be predicted with certainty. In general, receivables growth is a product of our marketing and other strategic efforts. However, it is also dependent upon a number of factors that we are not able to control, such as levels of consumer spending, competition and general economic circumstances.

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $10.1 million from $23.2 million for the three months ended March 31, 2000 to $33.3 million for the three months ended March 31, 2001. The increases are primarily due to the increase in other credit card fees, which includes annual membership, over-limit and cash advance fees. The revenue associated with these fees increased as a result of the growth of our managed loans and an increase in our number of managed accounts.

    Other operating expenses increased to $40.2 million for the three months ended March 31, 2001, from $24.0 million for the three months ended March 31, 2000, an increase of approximately $16.2 million. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses, additional servicing costs and ancillary product expenses.

Interest Income

    Interest income consists of interest income earned on cash and cash equivalents. Interest income totaled $1.0 million for the three months ended March 31, 2001 and totaled $1.4 million for the three months ended March 31, 2000. The decrease in interest income is attributable to the usage of the cash proceeds we received from our first quarter 2000 follow-on public offering to increase the number of accounts in our portfolios and improve infrastructure.

Net Securitization Income and Income from Retained Interests in Credit Card Receivables Securitized

    Retained Interests in Credit Card Receivables Securitized are calculated in accordance with the provisions of Statement No. 125 (See Recent Accounting Pronouncements for additional information concerning Statement No. 125). These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). See "Credit Card Securitizations."

    Net securitization income is recognized at the time the receivables are securitized under Statement No. 125. The income is based on the estimated fair value of the I/O strip. Net securitization income for the three months ended March 31, 2001 was $266,000, compared to $1.8 million for the three months ended March 31, 2000. Net securitization income decreased due to the seasoning of the originated portfolio.

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

	At March 31
	2001	2000
Payment rate (monthly)	9.0%	8.2%
Expected credit loss rate (annualized)	11.8	10.4
Residual cash flows discount rate	16.4	18.3

    The changes in the weighted average assumptions from March 31, 2000 to March 31, 2001 are primarily due to the change in the mix of our originated and purchased receivables. The seasoning of the originated portfolio has caused the weighted average assumption for credit loss rate to increase as of March 31, 2001. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

Other Operating Income

    Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

	For the Three Months Ended March 31
	2001	2000
	(In thousands)
Servicing income	$1,687	$2,214
Other credit card fees	18,713	9,908
Interchange fees	5,361	4,093
Ancillary products	7,570	7,005

Total other operating income	$33,331	$23,220

    The increase in other operating income to $33.3 million for the three months ended March 31, 2001 from $23.2 million for the three months ended March 31, 2000 relates to the increase in our managed receivables, which increased from $1.026 billion at March 31, 2000 to $1.590 billion at March 31, 2001. The number of accounts increased from 1.4 million at March 31, 2000 to 2.3 million at March 31, 2001. Strong growth in new customers, an increase in the number of customers purchasing our fee-based products and an increase in credit card fees, such as annual, late, over-limit and cash advance fees resulted in the increase in other operating income.

    A substantial portion of the servicing income relates to our purchased portfolios. Because the size of our purchased portfolios decreased, there was a corresponding decrease in servicing income. Interchange fees are the portion of the merchant fee assessed by Visa and Mastercard and passed on to us based on the purchase volume on our credit card receivables.

Other Operating Expense

    Other operating expense consists of the following for the periods indicated:

	For the Three Months Ended March 31
	2001	2000
	(In thousands)
Salaries and benefits	$2,283	$1,201
Credit card servicing	14,129	5,087
Marketing and solicitation	12,131	11,774
Professional fees	982	704
Data processing	2,617	1,155
Net occupancy	805	242
Ancillary product expense	3,967	1,862
Other	3,328	1,237

Total other operating expense	$40,242	$23,262

    Other operating expense for the three months ended March 31, 2001 increased to $40.2 million from $23.3 million for the three months ended March 31, 2000 due primarily to increases in credit card servicing, salaries and benefits and data processing expenses. Servicing costs increased due to the increase in our managed receivables. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increased number of accounts. Ancillary product expenses increased due to the additional sales of products and services, including insurance products and memberships, that took place during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Income Taxes

    Income tax expense for the three months ended March 31, 2001 was $3.4 million and for the three months ended March 31, 2000 was $11.5 million. Our effective tax rate was 35.0% for the three months ended March 31, 2001 and 32.5% for the three months ended March 31, 2000.

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

    The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

At the Quarter Ended
(Dollars in thousands)

	December 31, 1999		March 31, 2000		June 30, 2000		September 30, 2000		December 31, 2000		March 31, 2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans Delinquent:
30 to 59 days	$29,700	3.3%	$31,270	3.0%	$40,256	3.4%	$50,313	3.8%	$59,138	3.9%	$63,338	4.0%
60 to 89 days	20,573	2.3	23,995	2.4	28,028	2.4	37,324	2.8	47,118	3.1	42,953	2.7
90 or more	37,061	4.1	46,554	4.5	57,552	4.9	78,753	6.0	98,568	6.4	107,253	6.7

Total 30 or more	$87,334	9.7%	$101,819	9.9%	$125,836	10.7%	$166,390	12.6%	$204,824	13.4%	$213,543	13.4%

Total 60 or more	$57,634	6.4%	$70,549	6.9%	$85,580	7.3%	$116,077	8.8%	$145,686	9.5%	$150,206	9.4%

    The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio on a managed loan portfolio basis:

	% of Total At the Quarter Ended
	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001
Originated Portfolio
Loans Delinquent:
30 to 59 days	2.6%	2.7%	3.3%	3.6%	3.5%	3.8%
60 to 89 days	1.8	2.1	2.3	2.7	3.0	2.6
90 or more	3.0	4.0	4.8	6.0	6.4	6.7

Total 30 or more	7.4%	8.8%	10.4%	12.3%	12.9%	13.1%

Total 60 or more	4.8%	6.1%	7.1%	8.7%	9.4%	9.3%

Purchased Portfolio
Loans Delinquent:
30 to 59 days	5.4%	4.4%	4.3%	5.4%	6.7%	5.7%
60 to 89 days	3.7	3.4	2.8	3.6	4.1	3.5
90 or more	7.1	6.4	5.5	5.7	7.1	7.4

Total 30 or more	16.2%	14.2%	12.6%	14.7%	17.9%	16.6%

Total 60 or more	10.8%	9.8%	8.3%	9.3%	11.2%	10.9%

    In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter. From December 31, 1999 to December 31, 2000, our delinquency rates have increased primarily due to the significant growth in receivables that continue to season. For the quarter ended March 31, 2001 compared to the previous quarter, the delinquency rate decreased slightly which is consistent with management's expectation. We are using our account management strategies on our originated portfolio, which are intended to reduce the delinquency rates as our originated portfolio matures.

    The purchased portfolio delinquency rate decreased during the March 31, 2001 quarter compared to the December 31, 2000 quarter primarily due to seasonality. We continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

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

	For the Quarter Ended
	Dec. 31, 1999	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001
Total Managed Loan Portfolio:
Average managed loan portfolio	$769,624	$963,939	$1,097,610	$1,256,239	$1,398,041	$1,574,584
Net charge-offs	17,985	23,605	26,302	35,678	46,552	58,229
Pro forma net charge-offs	10,828	20,229	25,346	34,525	46,132	58,126
Net charge-off ratio (annualized)	9.3%	9.8%	9.6%	11.4%	13.3%	14.8%
Pro forma charge-off ratio (annualized)	5.6	8.4	9.2	11.0	13.2	14.8

    As described above under delinquencies, as our portfolio matures, we expect charge-off rates to also increase and then stabilize. Our pro forma charge-off ratio has increased from March 31, 2000 to March 31, 2001, due to seasoning of our portfolio. Typically, as our accounts mature or season, there are very few charge-offs during the first 180 days, then the charge-offs are expected to increase and peak in the second year and then stabilize in the third year. From March 31, 1999 to March 31, 2000 over one million accounts were booked and these receivables are now going through the seasoning process, resulting in the increased charge-off rates. Another reason for the increased charge-off ratio in the first quarter of 2001 was a slower account balance growth, primarily attributable to revised growth plans and a general slowdown in consumer spending. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

    Credit Losses.  For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income and the actual charge-offs are included in income from retained interests in credit card receivables securitized. In evaluating credit losses, we take into consideration several factors, including (1) historical charge-off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. As we have securitized our receivables we have removed them from our balance sheet.

Interest Rate Sensitivity and Market Risk

    Interest rate sensitivity is comprised of basis risk, gap risk and market risk. Basis risk is caused by the difference in the interest rate indices used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is related to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of our customers.

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

    At March 31, 2001, all of our credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At March 31, 2001, our securitizations had $1.293 billion in variable rate, interest-bearing liabilities, payable to our investors compared to $832 million as of March 31, 2000. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

    We finance our business through cashflows from operations, asset securitizations and the issuance of equity. During September 2000, we completed a floating rate three-year term securitization totaling approximately $600 million.

    A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $132.0 million during the three months ended March 31, 2000 and $78.8 million during the three months ended March 31, 2001 from sales of our credit card receivables through securitizations. As of March 31, 2001, we had total securitization facilities of $1.810 billion and had used approximately $1.293 billion of these facilities. As of March 31, 2000, we had total securitization facilities of $1.068 billion and had used approximately $832 million of these facilities. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding.

    The maturity terms of our securitizations vary with the exception of the three year securitization described above, most are one year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated for the special purpose entities' investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our Master Trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables, less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period.

    In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on LIBOR. Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of March 31, 2001, no advances were outstanding under this facility, however, $5 million is reserved for a letter of credit in favor of a third party servicer. This agreement was renewed in January 2001 for one year.

    We believe that our asset securitizations, cash flow from operations, and equity issuance will provide adequate liquidity for meeting anticipated cash needs, although we cannot give assurance to that effect.

Recent Accounting Pronouncements

    Effective January 1, 2001 we adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). This Statement established new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. Statement No. 133, as amended by Statement No. 138, is required to be adopted for fiscal years beginning after June 15, 2000. The effect of adoption of this standard was immaterial.

    Effective January 1, 2001 we adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB explains how the SEC staff believes existing Revenue Recognition rules should be applied. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The effect of adoption of this standard was immaterial.

    In September 2000, the FASB issued Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), that replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, we will apply the new rules prospectively to transactions beginning in the second quarter of 2001. The effect of adoption of this standard will be immaterial.

Forward-Looking Information

    This report includes "forward-looking statements." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements that may not be so identified. Forward looking statements include our expectations with respect to delinquency rates, charge-off rates, our efforts to manage our portfolio and the information under "Liquidity, Funding and Capital Resources." Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (1) the effect of any disruption of our outsourcing relationship with Columbus Bank and Trust and its affiliates, including Total Systems Services, Inc., (2) our ability to evaluate the creditworthiness of our customers and price our credit products accordingly, (3) the effect of increases in interest rates on our cost of funds and the payment performance of our customers, (4) compliance with and changes in laws and regulations, including consumer protection laws, laws relating to the interest rates, charges or terms and conditions of our credit card accounts or other laws regulating the credit card, consumer loan or financial services industry, (5) the impact of intense competition for credit card customers on CompuCredit's efforts to market our credit cards, (6) the ability of CompuCredit to continue to securitize receivables and to otherwise access the capital markets on acceptable terms to fund its operations and future growth, (7) the impact of unexpected economic changes and other factors on the performance of our credit card receivables and securitizations, and the factors set forth under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. By making these forward-looking statements, CompuCredit Corporation expressly disclaims any obligation to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    In November 2000, CompuCredit and David Hanna, our Chief Executive Officer, were named defendants in a series of purported class action lawsuits filed in the Federal District Court for the Northern District of Georgia. These lawsuits arise from the decline in the market value of our common stock on October 25, 2000, and allege that prior to that date CompuCredit and Mr. Hanna made false and misleading statements in violation of Federal securities laws. On May 7, 2001, Brett Samsky, our Chief Financial Officer from our inception in 1996 until January 2001, was added as a defendant. In general, the lawsuits seek compensatory monetary damages and legal fees. We do not believe that these lawsuits have any merit and we intend to defend them vigorously. We do not believe that the lawsuits filed are reasonably likely to have a material adverse effect on CompuCredit's financial position or results of operations. In addition, we could become involved in litigation from time to time relating to claims arising out of the ordinary course of business.

Item 2. Changes in Securities and Use of Proceeds.

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

3.1		Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1 to CompuCredit's Registration Statement on Form S-1 (File No. 333-62327)), filed with the Commission on August 27, 1998.
3.1	(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1(a) of CompuCredit's Form 10-Q for the quarter ended June 30, 2000), filed with the Commission on August 14, 2000.
3.2		Second Amended and Restated Bylaws of CompuCredit Corporation (incorporated by reference to Exhibit 3.2 to CompuCredit's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000).
4.1		Form of certificate representing shares of the Registrant's common stock (incorporated by reference to Exhibit 4.1 to CompuCredit's Registration Statement on Form S-1 (File No. 333-69879)).
(b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION
May 15, 2001	By:	/s/ ASHLEY L. JOHNSON Ashley L. Johnson Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

COMPUCREDIT CORPORATION FORM 10-Q TABLE OF CONTENTS
  Part I — FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES