Form 10-Q
period 2001-06-30
COMPUCREDIT CORP
filed 2001-08-14
CIK 1068199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________.

Commission file number 025751

CompuCredit Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2336689

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia	30346

(Address of principal executive offices)	(Zip Code)

(770) 206-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

The number of shares outstanding of the issuer’s only class of Common Stock, no par value, (the “Common Stock”), as of August 6, 2001 was 46,559,165 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

June 30, 2001

Part I - FINANCIAL INFORMATION Item 1. Financial Statements

CompuCredit Corporation and Subsidiaries Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2001	2000

	(Dollars in thousands)

Assets
Cash and cash equivalents	$50,977	$68,980

Retained interests in credit card receivables securitized	361,731	325,583
Accrued interest and fees	27,409	24,569

Net credit card receivables	389,140	350,152

Amounts due from securitization	10,248	11,735
Deferred costs, net	6,671	8,332
Software, furniture, fixtures and equipment, net	22,729	14,268
Prepaid expenses	908	5,540
Other assets	8,793	11,498

Total assets	$489,466	$470,505

Liabilities
Accrued expenses	$12,095	$21,531
Note payable	1,412	–
Deferred revenue	7,494	9,217
Income tax liability	43,132	35,576

Total liabilities	64,133	66,324

Shareholders' equity
Common stock, no par value, 150,000,000 shares authorized, 46,559,165 and 46,514,639 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	–	–
Additional paid-in capital	240,352	239,789
Note issued to purchase stock	(500)	–
Retained earnings	185,481	164,392

Total shareholders' equity	425,333	404,181

Total liabilities and shareholders' equity	$489,466	$470,505

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(Dollars in thousands, except per share data)

Net interest income	$636	$2,402	$1,645	$3,834

Other operating income:
Securitization income, net	238	3,967	504	5,756
Income from retained interests in credit card receivables securitized	21,278	31,455	36,723	63,804
Servicing income	1,548	2,052	3,235	4,266
Other credit card fees	20,796	11,701	39,509	21,609
Interchange fees	5,541	4,694	10,902	8,787
Ancillary products	7,372	6,613	14,942	13,617

Total other operating income	56,773	60,482	105,815	117,839

Other operating expense:
Salaries and benefits	2,760	1,253	5,043	2,454
Credit card servicing	15,051	5,627	29,180	10,714
Marketing and solicitation	7,727	12,606	19,858	24,380
Professional fees	828	221	1,810	925
Data processing	1,875	1,202	4,492	2,357
Net occupancy	602	277	1,407	519
Ancillary product expense	2,113	2,143	6,080	4,005
Other	3,817	1,613	7,145	2,850

Total other operating expense	34,773	24,942	75,015	48,204

Income before income taxes	22,636	37,942	32,445	73,469
Income tax expense	(7,923)	(13,072)	(11,356)	(24,609)

Net income	$14,713	$24,870	$21,089	$48,860

Net income attributable to common shareholders	$14,713	$24,870	$21,089	$48,860

Net income per common share - basic	$0.32	$0.54	$0.45	$1.08

Net income per common share - diluted	$0.32	$0.53	$0.45	$1.07

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2001 and 2000

	Common Stock		Additional	Other		Total
			Paid-In	Changes in	Retained	Shareholders'
	Shares	Amount	Capital	Equity	Earnings	Equity

	(Dollars in thousands)

Balance at January 1, 2000	41,834,725	$–	$93,374	$–	$82,847	$176,221
Issuance of common stock	4,600,000	–	145,242	–	–	145,242
Stock options exercised	5,500	–	66	–	–	66
Cash dividend paid by pooled Company	–	–	–	–	(829)	(829)
Net income	–	–	–	–	48,860	48,860

Balance at June 30, 2000	46,440,225	$–	$238,682	$–	$130,878	$369,560

Balance at January 1, 2001	46,514,639	$–	$239,789	$–	$164,392	$404,181
Issuance of common stock	44,526	–	563	–	–	563
Note issued to purchase stock	–	–	–	(500)	–	(500)
Net income	–	–	–	–	21,089	21,089

Balance at June 30, 2001	46,559,165	$–	$240,352	$(500)	$185,481	$425,333

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2001	2000

	(Dollars in thousands)

Operating activities
Net income	$21,089	$48,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,848	1,746
Amortization expense	3,224	2,147
Securitization income	(504)	(5,756)
Retained interests income adjustment, net	6,802	(3,487)
Changes in operating assets and liabilities:
Restricted cash	–	10,000
Accrued interest and fees	(2,840)	(6,208)
Amounts due from securitization	1,487	(2,027)
Deferred costs	(2,529)	(2,472)
Prepaid expenses	4,632	(301)
Accrued expenses	(8,024)	7,092
Deferred revenue	(1,723)	(882)
Income tax liability	7,556	1,752
Other	2,704	(1,502)

Net cash provided by operating activities	35,722	48,962

Investing activities
Net loans originated or purchased	(199,387)	(339,273)
Recoveries of loans previously charged off	12,381	4,064
Net proceeds from securitization of loans	139,112	266,850
Proceeds from retained interests in credit card receivables securitized	6,415	9,394
Purchases of and development of software, furniture, fixtures and equipment	(12,309)	(5,413)

Net cash used in investing activities	(53,788)	(64,378)

Financing activities
Proceeds from exercise of stock options	–	66
Cash dividend paid by pooled company	–	(829)
Note issued to purchase stock	(500)	–
Net proceeds from issuance of common stock	563	145,242

Net cash provided by financing activities	63	144,479

Net (decrease)/increase in cash	(18,003)	129,063
Cash and cash equivalents at beginning of period	68,980	11,837

Cash and cash equivalents at end of period	$50,977	$140,900

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

1. Organization and Basis of Presentation

             The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company was formed for the purpose of offering unsecured credit cards and fee based products and services to a specialized segment of the consumer credit market.  The Company markets unsecured general purpose credit cards through direct mail, television, telemarketing and on the Internet through its wholly owned subsidiary, AspireCard.com.  The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts.  The Company also markets to our cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

             The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The notes to the financial statements for the year ended December 31, 2000 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

             Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), gains are recognized at the time of each sale.  “See Recently Issued Accounting Standards.” These gains are based on the estimated fair value of the retained interests, which are based on the estimated present value of the cash flows the Company expects to receive over the estimated outstanding life of the receivables. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

             The retained interests are subsequently accounted for as trading securities and reported at estimated fair market value with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). Certain estimates used in the determination of the gains and the related fair values of interest-only strips andretained ownership interests are influenced by factors outside the Company’s control, and, as a result, such estimates could materially change in the near term.

Recently Issued Accounting Standards

             In September 2000, the FASB issued Statement No. 140, that replaces, in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. As required, the Company has applied the new rules prospectively to transactions beginning after March 31, 2001. Adoption of this Statement did not have a material impact on the Company's financial statements.

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

3. Securitizations

             The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust and the CompuCredit Credit Card Master Note Business Trust II (collectively, the “Master Trust”). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. Generally Accepted Accounting Principles (“GAAP”) require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. As of June 30, 2001, the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either performs the servicing or contracts with third party service providers.

             The table below summarizes the Company’s securitization activity:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

	(In thousands)

Proceeds from securitizations	$66,733	$144,217	$145,527	$276,244
Excess cash flows received on retained interests	43,605	37,384	93,509	75,047
Pretax securitization income	238	3,967	504	5,756

             The investors in the Company’s securitization transactions have no recourse against the Company for its clients’ failure to pay their credit card loans. However, most of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

             As an additional credit enhancement on CompuCredit’s securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment.  This excess cash that the Company paid to the investors totaled $3.1 million and $9.4 million for the three months ended June 30, 2001 and 2000, respectively.  The decrease in 2001 is due to a reduction in the amortization payments required under its agreements and due to the decrease in the purchased portfolio receivables outstanding.  The Company’s valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of each securitization structure to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

             The pretax securitization income recorded by the Company and the measurement of the Company’s interest-only strips are dependent upon management’s estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models. Credit card receivables are typically charged off when the loans become 180 days past due, although earlier charge-offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers’ accounts are typically charged off within 30 days of verification.

             Subsequent to each sale, the Company’s retained interests are carried at estimated fair market value with changes in fair value included in income as they are classified as trading securities. Since quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions. Changes in any of these assumptions could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company’s retained interests as of the end of each three-month period are presented below:

	June 30,
	2001	2000

Payment rate (monthly)	9.4%	8.5%
Expected credit loss rate (annualized)	13.6	10.1
Residual cash flows discount rate	14.2	18.0

             The return to the investors in the securitizations is based on management’s estimates of forward yield curves. The changes in the weighted average assumptions from June 30, 2000 to June 30, 2001 are primarily due to the change in the mix of CompuCredit’s originated and purchased receivables.  Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions of the payment rate and the residual cash flows discount rate to improve as of June 30, 2001.  The expected credit loss rate (annualized) has increased as the originated portfolio matures.

             The Company’s managed loan portfolio is comprised of retained interests in loans securitized and the investors’ share of securitized credit card loans.  The investors’ share of securitized credit card loans is not an asset to the Company.  Therefore, the Company does not show it on the consolidated balance sheets.  The following table summarizes the balances included in the managed loan portfolio.

	June 30,
	2001	2000

	(In thousands)

Retained interests in loans securitized—(Seller's Interest)	$329,555	$73,959
Investors' interests in loans securitized—(Not included on Balance Sheet)	1,342,207	952,140

Total managed loans	$1,671,762	$1,026,099

The following illustrates the hypothetical effect as of June 30, 2001 of an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized (Dollars in thousands):

Credit card loans

Payment rate (monthly)	9.4%
Impact on fair value of 5% adverse change	$(341)
Impact on fair value of 10% adverse change	$(3,017)

Expected credit loss rate (annualized)	13.6%
Impact on fair value of 5% adverse change	$(6,614)
Impact on fair value of 10% adverse change	$(9,624)

Residual cashflows discount rate	14.2%
Impact on fair value of 5% adverse change	$(375)
Impact on fair value of 10% adverse change	$(739)

             These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower payments and increased credit loses, which could magnify or counteract the sensitivities.

4. Earnings Per Share

             The following table sets forth the computation of earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(In thousands, except per share data)
Numerator:
Net income	$14,713	$24,870	$21,089	$48,860
Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	46,535	46,438	46,525	45,274
Effect of dilutive stock options	120	187	102	193

Denominator for diluted earnings per share -
Adjusted weighted-average shares	46,655	46,625	46,627	45,467
Basic earnings per share	$0.32	$0.54	$0.45	$1.08
Diluted earnings per share	$0.32	$0.53	$0.45	$1.07

             In February 2000, the Company issued 4,600,000 shares of common stock at $33.50 per share in a follow-on offering.

5. Subsequent Event

             On August 3, 2001, the Company completed a floating rate three year term securitization totaling approximately $433 million.  The Company intends to use the cash generated from this transaction to fund future credit card receivables growth.

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

             Consumer credit product revenues consist of (1) interest income and late fees on outstanding revolving credit card receivables, (2) credit card fees, including annual membership, cash advance, over-limit and other credit card fees, and (3) interchange fees, which are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us, and is based on the purchase volume of our credit card receivables. Non-interest income includes securitization income, income from retained interests in credit card receivables securitized, servicing income and fee-based product revenues. Our primary expenses include the costs of funding our receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing and servicing expenses, and income taxes.

             On April 13, 2000, the Company acquired Citadel Group, Inc. (“Citadel”) of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests through the exchange of 1,783,333 shares of the Company’s common stock for all of the outstanding stock of Citadel. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented. Citadel currently markets fee-based products and services to CompuCredit’s cardholders.

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

             The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of over collateralization, which means that we sell the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or Seller’s Interest. The investors in the securitized receivables have no recourse against us for our cardholders' failure to pay their credit card loans; however, most of our Seller’s Interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our Seller’s Interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

             We will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest rates, fees and other charges paid on the receivables, and their delinquency and loss rates.  In each securitization, we receive cash, retain a Seller’s Interest, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under Generally Accepted Accounting Principles (“GAAP”).  As such, we remove the securitized loans from our Consolidated Balance Sheet.  As noted above, we retain a Seller's Interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made. The collections received are recorded as Income from Retained Interests in Credit Card Receivables Securitized. The Seller's Interest equals the amount of assets included in the securitization structure less the investors' ownership. Additionally, we recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during its life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and certain other expenses. The income resulting from the I/O strip is recorded as Securitization Income on our Income Statement. The I/O strip and the Seller's Interest are included in Retained Interests in Credit Card Receivables Securitized on our Consolidated Balance Sheet. Amounts Due from Securitization on our balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

             Securitizations are accounted for under Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), and, prior to April 1, 2001, were accounted for under Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (“Statement No. 125”). Under Statement No. 140 and its predecessor, Statement No. 125, gains are recognized at the time of each sale. These gains are based on the estimated fair value of the I/O strip.

             The securitization transactions do not affect the relationship we have with our customers, and we continue to service the credit card receivables. As of June 30, 2001, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization.  We either provide the servicing or contract with third party service providers.

             The table below summarizes our securitization activity.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

	(In thousands)

Proceeds from securitizations	$66,733	$144,217	$145,527	$276,244
Excess cash flows received on retained interests	43,605	37,384	93,509	75,047
Pretax securitization income	238	3,967	504	5,756

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

             As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment.  This excess cash totaled $3.1 million for the three months ended June 30, 2001 and $9.4 million for the three months ended June 30, 2000.  The decrease in 2001 is due to a reduction in the amortization payments required under our agreements and due to the decrease in the purchased portfolio receivables outstanding. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us.

Managed Loan Portfolio

             We analyze our financial performance on a “managed loan” portfolio basis, as if the receivables securitized were still on our balance sheet, because the performance of our securitized receivables will affect the future cash flows we receive on the receivables.

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

	At or for the Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001

	(In thousands, except for percentages)

Period-end total managed loans	$1,026,099	$1,171,932	$1,321,128	$1,528,372	$1,589,584	$1,671,762
Period-end total managed accounts	1,416	1,648	1,891	2,178	2,256	2,300
Total average managed loan portfolio	$963,939	$1,097,610	$1,256,239	$1,398,041	$1,574,554	$1,623,730
Net interest margin on managed loans, annualized	23.8%	23.3%	23.4%	21.8%	21.6%	22.0%
Operating ratio	8.0%	7.3%	7.6%	7.9%	9.1%	8.4%

             Our net interest margins are influenced by a number of factors, including the timing and size of portfolio purchases and the level of our charge-offs. Purchased portfolios typically have lower interest rates and late fees until we convert the accounts to our credit card. When we convert accounts to our credit card, we reprice the accounts to interest rates and fees that are similar to those on accounts we have originated through our solicitation process. We typically convert the accounts within six months of purchase. Fluctuations in our charge-off ratios also affect our net interest margins. At charge-off, the interest and late fees on an account are deducted from interest income in the current period. Our net interest margin for the three months ended June 30, 2001 increased primarily due to a reduction in interest expense, which was offset by a decrease in finance charges.

             Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses.  We continue to spend on our infrastructure, our personnel, our collections operations, our Internet technology, our credit card servicing and our database management system to accommodate our operational needs and anticipated portfolio growth.  While we spent relatively the same amount during the period from April 1, 2001 to June 30, 2001 as we did from January 1, 2001 to March 31, 2001, our operating ratio decreased from March 31, 2001 to June 30, 2001 due to an increase in our average managed loans.

Results of Operations

             Net income for the three months ended June 30, 2001 was $14.7 million, or $0.32 per share on a diluted basis, a decrease of approximately $10.2 million from net income of $24.9 million for the three months ended June 30, 2000.  Net income for the six months ended June 30, 2001 was $21.1 million, or $0.45 per share on a diluted basis, a decrease of $27.8 million from net income of $48.9 million for the six months ended June 30, 2000.  The decrease in net income was primarily the result of the decrease in income from retained interests in credit card receivables securitized of approximately $10.2 million, and $27.1 million, respectively.  Income from retained interests in credit card receivables securitized decreased because of an increase in charge offs.    The increase in charge offs is due to the seasoning of the originated portfolio and an increase in bankruptcy filings in the second quarter of 2001.  The seasoning of a portfolio takes place as the average age of the portfolio increases.  Delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter.

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

             Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $10.2 million from $25.1 million for the three months ended June 30, 2000 to $35.3 million for the three months ended June 30, 2001.  Other operating income increased $20.3 million from $48.3 million for the six months ended June 30, 2000 to $68.6 million for the six months ended June 30, 2001.  The increases are primarily due to the increase in other credit card fees, which includes annual membership, over-limit and cash advance fees.  The revenue associated with these fees increased as a result of the growth of our managed loans and an increase in our number of managed accounts.

             Other operating expenses increased to $34.8 million for the three months ended June 30, 2001, from $24.9 million for the three months ended June 30, 2000, an increase of approximately $9.9 million.  Other operating expenses increased to $75.0 million for the six months ended June 30, 2001, from $48.2 million for the six months ended June 30, 2000.  These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional servicing costs.

Interest Income

             Interest income consists of interest income earned on cash and cash equivalents.  Interest income totaled $0.6 million for the three months ended June 30, 2001 and totaled $2.4 million for the three months ended June 30, 2000.  Interest income totaled $1.6 million for the six months ended June 30, 2001 and totaled $3.8 million for the six months ended June 30, 2000.  The decrease in interest income is attributable to the usage of the cash proceeds we received from our first quarter 2000 follow-on public offering to increase the number of accounts in our portfolios and improve infrastructure.

Net Securitization Income and Income from Retained Interests in Credit Card Receivables Securitized

             Retained Interests in Credit Card Receivables Securitized are calculated in accordance with the provisions of Statement No. 140 (See Recent Accounting Pronouncements for additional information concerning Statement No. 140).  These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). See "Credit Card Securitizations."

             Net securitization income is recognized at the time the receivables are securitized under Statement No. 140. The income is based on the estimated fair value of the I/O strip. Net securitization income for the three months ended June 30, 2001 was $238,000, compared to $4.0 million for the three months ended June 30, 2000.  Net securitization income for the six months ended June 30, 2001 was $504,000 compared to $5.8 million for the six months ended June 30, 2000.  Net securitization income decreased due to the seasoning of the originated portfolio.

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

	At June 30,
	2001	2000

Payment rate (monthly)	9.4%	8.5%
Expected credit loss rate (annualized)	13.6	10.1
Residual cash flows discount rate	14.2	18.0

             The changes in the weighted average assumptions from June 30, 2000 to June 30, 2001 are primarily due to the change in the mix of our originated and purchased receivables.  The seasoning of the originated portfolio has caused the weighted average assumption for credit loss rate to increase as of June 30, 2001. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

Other Operating Income

             Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(In thousands)

Servicing income	$1,548	$2,052	$3,235	$4,266
Other credit card fees	20,796	11,701	39,509	21,609
Interchange fees	5,541	4,694	10,902	8,787
Ancillary products	7,372	6,613	14,942	13,617

Total other operating income	$35,257	$25,060	$68,588	$48,279

The increase in other operating income to $35.3 million for the three months ended June 30, 2001 and $68.6 million for the six months ended June 30, 2001 relates to the increase in our managed receivables, which increased from $1.172 billion at June 30, 2000 to $1.672 billion at June 30, 2001.  The number of accounts increased from 1.6 million at June 30, 2000 to 2.3 million at June 30, 2001.  Strong growth in new customers, an increase in the number of customers purchasing our fee-based products and an increase in credit card fees, such as annual, late, over-limit and cash advance fees, resulted in the increase in other operating income.

             A substantial portion of the servicing income relates to our purchased portfolios. Because the size of our purchased portfolios decreased, there was a corresponding decrease in servicing income. Interchange fees are the portion of the merchant fee assessed by Visa and Mastercard and passed on to us based on the purchase volume on our credit card receivables.

Other Operating Expense

             Other operating expense consists of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(In thousands)

Salaries and benefits	$2,760	$1,253	$5,043	$2,454
Credit card servicing	15,051	5,627	29,180	10,714
Marketing and solicitation	7,727	12,606	19,858	24,380
Professional fees	828	221	1,810	925
Data processing	1,875	1,202	4,492	2,357
Net occupancy	602	277	1,407	519
Ancillary product expense	2,113	2,143	6,080	4,005
Other	3,817	1,613	7,145	2,850

Total other operating expense	$34,773	$24,942	$75,015	$48,204

             Other operating expense for the three months ended June 30, 2001 increased to $34.8 million from $24.9 million for the three months ended June 30, 2000.   Other operating expense for the six months ended June 30, 2001 increased to $75.0 million from $48.2 million for the six months ended June 30, 2000.  These increases are due primarily to increases in credit card servicing, salaries and benefits, data processing expenses, and other expenses, offset by a decrease in marketing and solicitation expenses.  Servicing costs increased due to the increase in our managed receivables. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increased number of accounts.

Income Taxes

             Income tax expense for the three months ended June 30, 2001 was $7.9 million and for the three months ended June 30, 2000 was $13.1 million.  Our effective tax rate was 35.0% for the three months ended June 30, 2001 and 34.5% for the three months ended June 30, 2000.  Income tax expense was $11.4 million for the six months ended June 30, 2001 and $24.6 million for the comparable period in 2000.  The effective tax rate was 35.0% for the six months ended June 30, 2001 and 33.5% for the six months ended June 30, 2000.

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

             The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

	At the Quarter Ended (Dollars in thousands)
	March 31, 2000		June 30, 2000		September 30, 2000		December 31, 2000		March 31, 2001		June 30, 2001

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Loans Delinquent:
30 to 59 days	$31,270	3.0%	$40,256	3.4%	$50,313	3.8%	$59,138	3.9%	$63,338	4.0%	$69,602	4.2%
60 to 89 days	23,995	2.4	28,028	2.4	37,324	2.8	47,118	3.1	42,952	2.7	55,084	3.3
90 or more	46,554	4.5	57,552	4.9	78,753	6.0	98,568	6.4	107,253	6.7	121,494	7.3

Total 30 or more	$101,819	9.9%	$125,836	10.7%	$166,390	12.6%	$204,824	13.4%	$213,543	13.4%	$246,180	14.8%

Total 60 or more	$70,549	6.9%	$85,580	7.3%	$116,077	8.8%	$145,686	9.5%	$150,206	9.4%	$176,578	10.6%

             The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio on a managed loan portfolio basis:

	% of Total
	At the Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001

Originated Portfolio
Loans Delinquent:
30 to 59 days	2.7%	3.3%	3.6%	3.5%	3.8%	4.1%
60 to 89 days	2.1	2.3	2.7	3.0	2.6	3.3
90 or more	4.0	4.8	6.0	6.4	6.7	7.3

Total 30 or more	8.8%	10.4%	12.3%	12.9%	13.1%	14.7%

Total 60 or more	6.1%	7.1%	8.7%	9.4%	9.3%	10.6%

Purchased Portfolio
Loans Delinquent:
30 to 59 days	4.4%	4.3%	5.4%	6.7%	5.7%	5.0%
60 to 89 days	3.4	2.8	3.6	4.1	3.5	3.8
90 or more	6.4	5.5	5.7	7.1	7.4	7.4

Total 30 or more	14.2%	12.6%	14.7%	17.9%	16.6%	16.2%

Total 60 or more	9.8%	8.3%	9.3%	11.2%	10.9%	11.2%

             In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter.  For the quarter ended June 30, 2001 compared to the previous quarter, the delinquency rate increased due partly to seasonality and partly as a result of strong collection performance during the quarter, which lowered charge-offs, but increased the delinquency rate as many late stage delinquent accounts made payments but were not cured to current.  We are using our account management strategies on our originated portfolio, which are intended to reduce the delinquency rates as our originated portfolio matures.

             The purchased portfolio delinquency rate increased slightly during the June 30, 2001 quarter compared to the March 31, 2001.  We continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

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

	For the Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001

	(Dollars in thousands)

Total Managed Loan Portfolio :
Average managed loan portfolio	$963,939	$1,097,610	$1,256,239	$1,398,041	$1,574,554	$1,623,730
Net charge-offs	23,605	26,302	35,678	46,552	58,229	59,807
Pro forma net charge-offs	20,229	25,346	34,525	46,132	58,126	59,434
Net charge-off ratio (annualized)	9.8%	9.6%	11.4%	13.3%	14.8%	14.7%
Pro forma charge-off ratio (annualized)	8.4	9.2	11.0	13.2	14.8	14.6

             As described above under delinquencies, as our portfolio matures, we expect charge-off rates to also increase and then stabilize.  Typically, as our accounts mature or season, there are very few charge-offs during the first 180 days, then the charge-offs are expected to increase and peak in the second year and then stabilize in the third year.  We expect our charge-off rates to continue to increase as our portfolio seasons.  We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge-off recovery efforts to minimize losses.

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

             At June 30, 2001, all of our credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors.  At June 30, 2001, our securitizations had $1.342 billion in variable rate, interest-bearing liabilities, payable to our investors compared to $952.1 million as of June 30, 2000. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

             A significant source of liquidity for us has been the securitization of credit card receivables. We received proceeds of $145.5 million during the six months ended June 30, 2001 and $276.2 million during the three months ended June 30, 2000 from sales of our credit card receivables through securitizations. As of June 30, 2001, we had total securitization facilities of $1.797 billion and had used approximately $1.342 billion of these facilities. As of June 30, 2000, we had total securitization facilities of $1.049 billion and had used approximately $952.1 million of these facilities. We believe that securitizations will continue to be an important source of funding but can give no assurance that securitizations will provide sufficient funding.

             The maturity terms of our securitizations vary.  With the exception of the three year securitization described above, most are one year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the special purpose entities’ investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our Master Trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period.

             In January 2000, we entered into an agreement providing for a one year, $25.0 million revolving credit facility under which we may request advances from time to time which will bear interest at floating rates based on LIBOR. Advances under the facility will be secured by our assets other than credit card receivables and other assets relating to our securitization transactions. As of June 30, 2001, no advances were outstanding under this facility, however, $5 million is reserved for a letter of credit in favor of a third party servicer. This agreement was renewed in January 2001 for one year.

             In February 2000, we completed a follow-on public offering and received net proceeds of $145.2 million.

             We believe that our asset securitizations, cash flow from operations, and future equity issuances will provide adequate liquidity for meeting anticipated cash needs, although we cannot give assurance to that effect.

Recent Accounting Pronouncements

             In September 2000, the FASB issued Statement No. 140, that replaces, in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. As required, we have applied the new rules prospectively to transactions beginning after March 31, 2001. Adoption of this Statement did not have a material impact on our financial statements.

             On January 1, 2001 we adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. FAS 133, as amended by statement 138, was required to be adopted for fiscal years beginning after June 15, 2000. Adoption of this Statement did not have a material impact on our financial statements.

             On January 1, 2001 we adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB explains how the SEC staff believes existing Revenue Recognition rules should be applied. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this Standard did not have a material impact on our financial statements.

Forward-Looking Information

             This report includes “forward-looking statements.”  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements that may not be so identified.  Forward looking statements include our expectations with respect to delinquency rates, charge-off rates, our efforts to manage our portfolio and the information under “Liquidity, Funding and Capital Resources.”  Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit’s control.  Actual results may differ materially from those suggested by the forward-looking statements.  Accordingly, there can be no assurance that such indicated results will be realized.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (1) the effect of any disruption of our outsourcing relationship with Columbus Bank and Trust and its affiliates, including Total Systems Services, Inc., (2) our ability to evaluate the creditworthiness of our customers and price our credit products accordingly, (3) the effect of increases in interest rates on our cost of funds and the payment performance of our customers, (4) compliance with and changes in laws and regulations, including consumer protection laws, laws relating to the interest rates, charges or terms and conditions of our credit card accounts or other laws regulating the credit card, consumer loan or financial services industry, (5) the impact of intense competition for credit card customers on CompuCredit’s efforts to market our credit cards, (6) the ability of CompuCredit to continue to securitize receivables and to otherwise access the capital markets on acceptable terms to fund its operations and future growth, (7) the impact of unexpected economic changes and other factors on the performance of our credit card receivables and securitizations, and the factors set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.  By making these forward-looking statements, CompuCredit Corporation expressly disclaims any obligation to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under Federal securities laws.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

             The information required under this item is provided under the caption “Interest Rate Sensitivity and Market Risk” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings

             In November 2000, CompuCredit and David Hanna, our Chief Executive Officer, were named defendants in a series of purported class action lawsuits filed in the Federal District Court for the Northern District of Georgia. These lawsuits arise from the decline in the market value of our common stock on October 25, 2000, and allege that prior to that date CompuCredit and Mr. Hanna made false and misleading statements in violation of Federal securities laws.  On May 7, 2001, by court order, the lawsuits were consolidated, and Brett Samsky, our Chief Financial Officer from our inception in 1996 until January 2001, was added as a defendant.  In general, the lawsuit seeks compensatory monetary damages and legal fees. We do not believe that this lawsuit has any merit and we intend to defend it vigorously. We do not believe that the lawsuit is reasonably likely to have a material adverse effect on CompuCredit's financial position or results of operations. In addition, we could become involved in litigation from time to time relating to claims arising out of the ordinary course of business.

Item 2.              Changes in Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	On May 21, 2001, we issued a note receivable in the amount of $500,000 to a consultant to purchase 39,526 shares of our stock. We also issued the consultant 5,000 shares of our stock in connection with a consulting agreement.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Submission of Matters to a Vote of Security Holders.

None.

Item 5.              Other Information.

             None.

Item 6.              Exhibits and Reports on Form 8-K.

3.1	Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1 to CompuCredit's Registration Statement on Form S-1 (File No. 333-62327)), filed with the Commission on August 27, 1998.
3.1(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation (incorporated by reference to Exhibit 3.1(a) of CompuCredit's Form 10-Q for the quarter ended June 30, 2000), filed with the Commission on August 14, 2000.
3.2	Second Amended and Restated Bylaws of CompuCredit Corporation (incorporated by reference to Exhibit 3.2 to CompuCredit's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000).
4.1	Form of certificate representing shares of the Registrant's common stock (incorporated by reference to Exhibit 4.1 to CompuCredit's Registration Statement on Form S-1 (File No. 333-69879)).
4.3	CompuCredit Corporation’s 2000 Stock Option Plan (incorporated by reference to Appendix A to CompuCredit’s Definitive Proxy Statement filed with the Commission on March 30, 2001).

             (b)  Reports on Form 8-K

             Current Report on from 8-K dated July 16, 2001 containing a press release regarding certain information that is being distributed to certain investors in the asset-backed securitization market regarding a portfolio of credit card accounts (the “Trust Portfolio”) established by CompuCredit Corporation.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation

August 14, 2001	By	/s/ Ashley L. Johnson

Ashley L. Johnson
Chief Financial Officer (duly authorized officer and principal financial officer)