Form 10-Q/A
period 2001-06-30
COMPUCREDIT CORP
filed 2001-09-25
CIK 1068199

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

    The number of shares outstanding of CompuCredit's only class of Common Stock, no par value, (the "Common Stock"), as of August 6, 2001 was 46,559,165 shares.

EXPLANATORY NOTE

    This Amendment to Form 10-Q is being filed solely to include Item 4, which was inadvertently omitted from the Company's Form 10-Q filed on August 14, 2001.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of the Company was held on May 9, 2001 in Atlanta, Georgia, at which the following matters were submitted to a vote of the shareholders:

      (1) Votes regarding the election of seven directors to hold office for a term of one year and until their respective successors are elected and qualified were as follows:

	FOR	WITHHELD
David G. Hanna	40,415,443 votes	2,210,106 votes
Richard W. Gilbert	40,389,562 votes	2,235,987 votes
Frank J. Hanna, III	42,133,423 votes	492,126 votes
Richard E. Huddleston	42,516,721 votes	108,828 votes
Gail Coutcher-Hughes	42,568,841 votes	56,708 votes
Mack F. Mattingly	40,236,450 votes	2,389,099 votes
Thomas G. Rosencrants	42,516,941 votes	108,608 votes

      (2) Votes regarding the adoption of the CompuCredit 2000 Stock Option Plan were as follows:

For	Against	Abstain/Broker Non-Votes
41,911,193	686,230	28,126

      (3) Votes regarding the ratification of the appointment of Ernst & Young as independent auditors for fiscal year 2001 were as follows:

For	Against	Abstain
42,585,550	5,258	34,741

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION
By:	/s/ ASHLEY L. JOHNSON Ashley L. Johnson Chief Financial Officer (duly authorized officer and principal financial officer)

September 25, 2001

QuickLinks

EXPLANATORY NOTE
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
SIGNATURES