Form 10-Q
period 2001-09-30
COMPUCREDIT CORP
filed 2001-11-13
CIK 1068199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO ______.

Commission file number 025751

CompuCredit Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-2336689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

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

YES ☒                                                    NO ☐

The number of shares outstanding of the issuer’s only class of Common Stock, no par value, (the “Common Stock”), as of October 30, 2001 was 46,559,165 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

September 30, 2001

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2001	2000
	(Dollars in thousands)

Assets
Cash and cash equivalents	$37,623	$68,980

Retained interests in credit card receivables securitized	393,885	325,583
Accrued interest and fees	30,983	24,569
Net credit card receivables	424,868	350,152

Amounts due from securitization	18,631	11,735
Deferred costs, net	13,728	8,332
Software, furniture, fixtures and equipment, net	26,143	14,268
Prepaid expenses	1,132	5,540
Other assets	16,179	11,498
Total assets	$538,304	$470,505

Liabilities
Accounts payable and accrued expenses	$21,750	$21,531
Note payable	13,434	–
Deferred revenue	11,667	9,217
Income tax liability	51,180	35,576
Total liabilities	98,031	66,324

Shareholders' equity
Common stock, no par value, 150,000,000 shares authorized, 46,559,165 and 46,514,639 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	–	–
Additional paid-in capital	240,352	239,789
Note issued to purchase stock	(500)	–
Retained earnings	200,421	164,392
Total shareholders' equity	440,273	404,181
Total liabilities and shareholders' equity	$538,304	$470,505

See accompanying notes.

CompuCredit Corporation and Subsidiaries

 Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands, except per share data)

Net interest income	$271	$1,796	$1,916	$5,630

Other operating income:
Securitization income, net	571	4,041	1,075	9,797
Income from retained interests in credit card receivables securitized	19,159	29,547	55,882	93,351
Servicing income	1,411	1,791	4,646	6,057
Other credit card fees	23,948	14,557	63,457	36,167
Interchange fees	6,212	4,939	17,114	13,726
Ancillary products	8,731	6,424	23,673	20,041
Total other operating income	60,032	61,299	165,847	179,139

Other operating expense:
Salaries and benefits	3,330	1,485	8,373	3,939
Credit card servicing	15,650	7,838	44,830	18,552
Marketing and solicitation	7,670	14,414	27,528	38,794
Professional fees	837	555	2,647	1,480
Data processing	2,375	909	6,867	3,266
Net occupancy	1,112	285	2,519	805
Ancillary product expense	2,058	2,189	8,138	6,194
Other	4,282	2,176	11,427	5,026
Total other operating expense	37,314	29,851	112,329	78,056

Income before income taxes	22,989	33,244	55,434	106,713
Income tax expense	(8,049)	(11,068)	(19,405)	(35,676)
Net income	$14,940	$22,176	$36,029	$71,037

Net income attributable to common shareholders	$14,940	$22,176	$36,029	$71,037
Net income per common share - basic	$0.32	$0.48	$0.77	$1.56
Net income per common share - diluted	$0.32	$0.48	$0.77	$1.55

See accompanying notes.

CompuCredit Corporation and Subsidiaries

 Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

 For the Nine Months Ended September 30, 2001 and 2000

			Additional	Other		Total
	Common Stock		Paid-In	Changes in	Retained	Shareholders'
	Shares	Amount	Capital	Equity	Earnings	Equity
	(Dollars in thousands)

Balance at January 1, 2000	41,834,725	$–	$93,374	$–	$82,847	$176,221
Issuance of common stock	4,600,000	–	145,242	–	–	145,242
Stock options exercised	79,914	–	1,173	–	–	1,173
Cash dividend paid by pooled company	–	–	–	–	(829)	(829)
Net income	–	–	–	–	71,037	71,037
Balance at September 30, 2000	46,514,639	$–	$239,789	$–	$153,055	$392,844

Balance at January 1, 2001	46,514,639	$–	$239,789	$–	$164,392	$404,181
Issuance of common stock	44,526	–	563	–	–	563
Note issued to purchase stock	–	–	–	(500)	–	(500)
Net income	–	–	–	–	36,029	36,029
Balance at September 30, 2001	46,559,165	$–	$240,352	$(500)	$200,421	$440,273

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2001	2000
	(Dollars in thousands)

Operating activities
Net income	$36,029	$71,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,482	2,902
Amortization expense	5,142	3,374
Securitization income	(1,075)	(9,797)
Retained interests income adjustment, net	13,929	2,018
Changes in operating assets and liabilities:
Restricted cash	–	10,000
Accrued interest and fees	(6,414)	(10,019)
Amounts due from securitization	(6,896)	1,910
Deferred costs	(12,209)	(9,371)
Prepaid expenses	4,409	(1,942)
Accrued expenses	1,653	9,165
Deferred revenue	2,450	(495)
Income tax liability	15,605	4,319
Other	(4,682)	(1,953)
Net cash provided by operating activities	54,423	71,148

Investing activities
Net loans originated or purchased	(358,029)	(520,497)
Recoveries of loans previously charged off	18,114	7,250
Net proceeds from securitization of loans	250,872	419,772
Proceeds from retained interests in credit card receivables securitized	9,558	12,412
Purchases of and development of software, furniture, fixtures and equipment	(18,358)	(8,003)
Net cash used in investing activities	(97,843)	(89,066)

Financing activities
Proceeds from revolving credit facility	12,000	–
Proceeds from exercise of stock options	–	1,173
Cash dividend paid by pooled company	–	(829)
Note issued to purchase stock	(500)	–
Net proceeds from issuance of common stock	563	145,242
Net cash provided by financing activities	12,063	145,586

Net (decrease)/increase in cash	(31,357)	127,668
Cash and cash equivalents at beginning of period	68,980	11,837
Cash and cash equivalents at end of period	$37,623	$139,505

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2001

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results for the year ended December 31, 2001. The notes to the financial statements for the year ended December 31, 2000 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

On July 20, 2001, the FASB issued Statement No. 141, “Business Combinations,” effective for business combinations initiated after June 30, 2001, and Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  Under FAS No. 141, the pooling of interests method of accounting for business combinations is eliminated.  Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  The Company does not believe that implementation of FAS No. 142 will have a material impact on its financial statements.

3. Securitizations

                The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust and the CompuCredit Credit Card Master Note Business Trust II (collectively, the “Master Trust”). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. Generally Accepted Accounting Principles (“GAAP”) require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. As of September 30, 2001, the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. The Company either performs the servicing or contracts with third party service providers.

                The table below summarizes the Company’s securitization activity:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)

Proceeds from securitizations	$114,903	$155,940	$260,430	$432,184
Excess cash flows received on retained interests	42,455	42,325	135,964	117,371
Pretax securitization income	571	4,041	1,075	9,797

                The investors in the Company’s securitization transactions have no recourse against the Company for its clients’ failure to pay their credit card loans. However, most of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

                As an additional credit enhancement on CompuCredit’s securitization structures associated with its purchased receivables, CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment.  This excess cash that the Company paid to the investors totaled $3.1 million and $12.4 million for the three months ended September 30, 2001 and 2000, respectively.  The decrease in 2001 is due to a reduction in the amortization payments required under its agreements and due to the decrease in the purchased portfolio receivables outstanding.  The Company’s valuation of its retained interests incorporates this credit enhancement, and the Company estimates that it takes approximately three to five years from the inception of these securitization structures to completely repay the investors using excess cash collected on the receivables. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

	September 30,
	2001	2000

Payment rate (monthly)	9.5%	8.7%
Expected credit loss rate (annualized)	14.4	10.3
Residual cash flows discount rate	14.2	17.2

                The return to the investors in the securitizations is based on management’s estimates of forward yield curves. The changes in the weighted average assumptions from September 30, 2000 to September 30, 2001 are primarily due to the change in the mix of CompuCredit’s originated and purchased receivables.  Since the receivables originated by CompuCredit have historically performed better than the purchased portfolio, the significant growth experienced in the originated portfolio has caused the weighted average assumptions of the payment rate and the residual cash flows discount rate to improve as of September 30, 2001.  The expected credit loss rate (annualized) has increased as the originated portfolio matures.

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

September 30,

	2001	2000
	(In thousands)

Retained interests in loans securitized—(Seller's Interest)	$362,169	$233,856
Investors' interests in loans securitized—(Not included on Balance Sheet)	1,442,462	1,087,272

Total managed loans	$1,804,631	$1,321,128

The following illustrates the hypothetical effect as of September 30, 2001 of an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized (Dollars in thousands):

Credit card loans

Payment rate (monthly)	9.5%
Impact on fair value of 5% adverse change	$(1,629)
Impact on fair value of 10% adverse change	$(3,302)

Expected credit loss rate (annualized)	14.4%
Impact on fair value of 5% adverse change	$(5,656)
Impact on fair value of 10% adverse change	$(11,021)

Residual cashflows discount rate	14.2%
Impact on fair value of 5% adverse change	$(412)
Impact on fair value of 10% adverse change	$(812)

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

4. Earnings Per Share

                The following table sets forth the computation of earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Numerator:
Net income	$14,940	$22,176	$36,029	$71,037
Denominator:
Denominator for basic earnings per share -
Weighted-average shares outstanding	46,559	46,468	46,536	45,675
Effect of dilutive stock options	103	218	103	202
Denominator for diluted earnings per share -
Adjusted weighted-average shares	46,662	46,686	46,639	45,877
Basic earnings per share	$0.32	$0.48	$0.77	$1.56
Diluted earnings per share	$0.32	$0.48	$0.77	$1.55

                In February 2000, the Company issued 4,600,000 shares of common stock at $33.50 per share in a follow-on offering.

5. Revolving credit facility

                In January 2001, the Company renewed its agreement providing for up to a $25.0 million one year revolving credit facility.   Under the agreement, the Company may request advances from time to time which will bear interest at floating rates based on LIBOR.  Advances under the facility are secured by the Company’s assets other than credit card receivables and other assets relating to the Company’s securitization transactions.  As of September 30, 2001, $12.0 million was outstanding under this facility and $10.0 million is reserved for a letter of credit in favor of a third party servicer.

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

                The securitization transactions do not affect the relationship we have with our customers, and we continue to service the credit card receivables. As of September 30, 2001, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization.  We either provide the servicing or contract with third party service providers.

                The table below summarizes our securitization activity.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)

Proceeds from securitizations	114,903	$155,940	$260,430	$432,184
Excess cash flows received on retained interests	42,455	42,325	135,964	117,371
Pretax securitization income	571	4,041	1,075	9,797

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

                As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment.  This excess cash totaled $3.1 million for the three months ended September 30, 2001 and $12.4 million for the three months ended September 30, 2000.  The decrease in 2001 is due to a reduction in the amortization payments required under our agreements and due to the decrease in the purchased portfolio receivables outstanding. Once the investors are repaid, any remaining receivables and funds held in the buying entity are payable to us.

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

	At or for the Quarter Ended
	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001
	(In thousands, except for percentages)

Period-end total managed loans	$1,171,932	$1,321,128	$1,528,372	$1,589,584	$1,671,762	$1,804,631
Period-end total managed accounts	1,648	1,891	2,178	2,256	2,300	2,163
Total average managed loan portfolio	$1,097,610	$1,256,239	$1,398,041	$1,574,554	$1,623,730	$1,745,128
Net interest margin on managed loans, annualized	23.3%	23.4%	21.8%	21.6%	22.0%	21.5%
Operating ratio	7.3%	7.6%	7.9%	9.1%	8.4%	8.8%

                Our net interest margins are influenced by a number of factors, including the timing and size of portfolio purchases, the level of our finance charge and late fees billed to our cardholders, the level of our charge-offs, and our cost of funds. Purchased portfolios typically have lower interest rates and late fees until we convert the accounts to our credit card. When we convert accounts to our credit card, we reprice the accounts to interest rates and fees that are similar to those on accounts we have originated through our solicitation process. We typically convert the accounts within six months of purchase. Fluctuations in our charge-off ratios and our cost of funds also affect our net interest margins. At charge-off, the interest and late fees on an account are deducted from interest income in the current period. Our net interest margin for the three months ended September 30, 2001 was 21.5% as compared to 22.0% for the three months ended June 30, 2001.  The decrease in our net interest margin is due to a decrease in the finance charge and late fee income billed to our cardholders as certain customers have been re-priced, the waiver of late fees associated with delayed mail due to the events which occurred on September 11, 2001, and an increase in the finance charge charge-offs on the portfolio.  These decreases were offset by a reduction in the average cost of funds of the portfolio.

                Our operating ratio includes all costs of operating our business on a managed loan basis, other than marketing expenses and ancillary product expenses.  We continue to spend on our infrastructure, our personnel, our collections operations, our Internet technology, our credit card servicing and our database management system to accommodate our operational needs and anticipated portfolio growth.  Our operating ratio increased 0.4% from June 30, 2001 to September 30, 2001 as we spent more on our infrastructure, our personnel, our collections operations, our Internet technology, our credit card servicing and our database management system to accommodate our operational needs and anticipated portfolio growth.

Results of Operations

                Net income for the three months ended September 30, 2001 was $14.9 million, or $0.32 per share on a diluted basis, a decrease of approximately $7.3 million from net income of $22.2 million for the three months ended September 30, 2000.  Net income for the nine months ended September 30, 2001 was $36.0 million, or $0.77 per share on a diluted basis, a decrease of $35.0 million from net income of $71.0 million for the nine months ended September 30, 2000.  The decrease in net income was primarily the result of the decrease in income from retained interests in credit card receivables securitized of approximately $10.4 million, and $37.5 million, respectively.  Income from retained interests in credit card receivables securitized decreased because of an increase in charge offs.  The increase in charge offs is due to the seasoning of the originated portfolio.  The seasoning of a portfolio takes place as the average age of the portfolio increases.  Delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter.

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

                Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased $12.6 million from $27.7 million for the three months ended September 30, 2000 to $40.3 million for the three months ended September 30, 2001.  Other operating income increased $32.9 million from $76.0 million for the nine months ended September 30, 2000 to $108.9 million for the nine months ended September 30, 2001.  The increases are primarily due to the increase in other credit card fees, which includes annual membership, over-limit and cash advance fees.  The revenue associated with these fees increased as a result of the growth of our managed loans and an increase in our number of managed accounts.

                Other operating expenses increased to $37.3 million for the three months ended September 30, 2001, from $29.9 million for the three months ended September 30, 2000, an increase of approximately $7.4 million.  Other operating expenses increased to $112.3 million for the nine months ended September 30, 2001, from $78.1 million for the nine months ended September 30, 2000.  These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional servicing costs, offset by a decrease in our marketing and solicitation expenses.

Interest Income

                Interest income consists of interest income earned on cash and cash equivalents.  Interest income totaled $0.3 million for the three months ended September 30, 2001 and totaled $1.8 million for the three months ended September 30, 2000.  Interest income totaled $1.8 million for the nine months ended September 30, 2001 and totaled $5.6 million for the nine months ended September 30, 2000.  The decrease in interest income is attributable to the usage of the cash proceeds we received from our first quarter 2000 follow-on public offering to increase the number of accounts in our portfolios and improve infrastructure.

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

                Net securitization income is recognized at the time the receivables are securitized under Statement No. 140. The income is based on the estimated fair value of the I/O strip. Net securitization income for the three months ended September 30, 2001 was $571,000, compared to $4.0 million for the three months ended September 30, 2000.  Net securitization income for the nine months ended September 30, 2001 was $1.1 million compared to $9.8 million for the nine months ended September 30, 2000.  Net securitization income decreased due to the seasoning of the originated portfolio and a decrease in the growth rate of the portfolio.

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

	At September 30,
	2001	2000

Payment rate (monthly)	9.5%	8.7%
Expected credit loss rate (annualized)	14.4	10.3
Residual cash flows discount rate	14.2	17.2

                The changes in the weighted average assumptions from September 30, 2000 to September 30, 2001 are primarily due to the change in the mix of our originated and purchased receivables.  The seasoning of the originated portfolio has caused the weighted average assumption for credit loss rate to increase as of September 30, 2001. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates of forward yield curves.

Other Operating Income

                Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)

Servicing income	$1,411	$1,791	$4,646	$6,057
Other credit card fees	23,948	14,557	63,457	36,167
Interchange fees	6,212	4,939	17,114	13,726
Ancillary products	8,731	6,424	23,673	20,041
Total other operating income	$40,302	$27,711	$108,890	$75,991

The increase in other operating income to $40.3 million for the three months ended September 30, 2001 and $108.9 million for the nine months ended September 30, 2001 relates to the increase in our managed receivables, which increased from $1.321 billion at September 30, 2000 to $1.805 billion at September 30, 2001.  The number of accounts increased from 1.9 million at September 30, 2000 to 2.2 million at September 30, 2001.  An increase in the number of customers purchasing our ancillary products and an increase in credit card fees, such as annual, late, over-limit and cash advance fees, resulted in the increase in other operating income.

                A substantial portion of the servicing income relates to our purchased portfolios. Because the size of our purchased portfolios decreased, there was a corresponding decrease in servicing income. Interchange fees are the portion of the merchant fee assessed by Visa and Mastercard and passed on to us based on the purchase volume on our credit card receivables.

Other Operating Expense

                Other operating expense consists of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)

Salaries and benefits	$3,330	$1,485	$8,373	$3,939
Credit card servicing	15,650	7,838	44,830	18,552
Marketing and solicitation	7,670	14,414	27,528	38,794
Professional fees	837	555	2,647	1,480
Data processing	2,375	909	6,867	3,266
Net occupancy	1,112	285	2,519	805
Ancillary product expense	2,058	2,189	8,138	6,194
Other	4,282	2,176	11,427	5,026
Total other operating expense	$37,314	$29,851	$112,329	$78,056

                Other operating expense for the three months ended September 30, 2001 increased to $37.3 million from $29.9 million for the three months ended September 30, 2000.   Other operating expense for the nine months ended September 30, 2001 increased to $112.3 million from $78.1 million for the nine months ended September 30, 2000.  These increases are due primarily to increases in credit card servicing, salaries and benefits, data processing expenses, and other expenses, offset by a decrease in marketing and solicitation expenses.  Servicing costs increased due to the increase in our managed receivables. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increased number of accounts.

Income Taxes

                Income tax expense for the three months ended September 30, 2001 was $8.0 million and for the three months ended September 30, 2000 was $11.1 million.  Our effective tax rate was 35.0% for the three months ended September 30, 2001 and 33.3% for the three months ended September 30, 2000.  Income tax expense was $19.4 million for the nine months ended September 30, 2001 and $35.7 million for the comparable period in 2000.  The effective tax rate was 35.0% for the nine months ended September 30, 2001 and 33.4% for the nine months ended September 30, 2000.

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

                The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

	At the Quarter Ended
	(Dollars in thousands)
	June 30, 2000		September 30, 2000		December 31, 2000		March 31, 2001		June 30, 2001		September 30, 2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Loans Delinquent:
30 to 59 days	$40,256	3.4%	$50,313	3.8%	$59,138	3.9%	$63,338	4.0%	$69,602	4.2%	$70,280	3.9%
60 to 89 days	28,028	2.4	37,324	2.8	47,118	3.1	42,952	2.7	55,084	3.3	55,967	3.1
90 or more	57,552	4.9	78,753	6.0	98,568	6.4	107,253	6.7	121,494	7.3	141,467	7.8
Total 30 or more	$125,836	10.7%	$166,390	12.6%	$204,824	13.4%	$213,543	13.4%	$246,180	14.8%	$267,714	14.8%
Total 60 or more	$85,580	7.3%	$116,077	8.8%	$145,686	9.5%	$150,206	9.4%	$176,578	10.6%	$197,434	10.9%

                The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio on a managed loan portfolio basis:

	% of Total
	At the Quarter Ended
	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001

Originated Portfolio
Loans Delinquent:
30 to 59 days	3.3%	3.6%	3.5%	3.8%	4.1%	3.9%
60 to 89 days	2.3	2.7	3.0	2.6	3.3	3.1
90 or more	4.8	6.0	6.4	6.7	7.3	7.9
Total 30 or more	10.4%	12.3%	12.9%	13.1%	14.7%	14.9%
Total 60 or more	7.1%	8.7%	9.4%	9.3%	10.6%	11.0%
Purchased Portfolio
Loans Delinquent:
30 to 59 days	4.3%	5.4%	6.7%	5.7%	5.0%	4.4%
60 to 89 days	2.8	3.6	4.1	3.5	3.8	2.7
90 or more	5.5	5.7	7.1	7.4	7.4	6.4
Total 30 or more	12.6%	14.7%	17.9%	16.6%	16.2%	13.5%
Total 60 or more	8.3%	9.3%	11.2%	10.9%	11.2%	9.1%

                In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected first to increase, then peak and finally decrease and stabilize thereafter.  For the quarter ended September 30, 2001 compared to the previous quarter, the delinquency rate increased due partly to seasonality and partly as a result of strong collection performance during the quarter, which lowered charge-offs, but increased the delinquency rate as many late stage delinquent accounts made payments but were not cured to current.  We are using our account management strategies on our originated portfolio, which are intended to reduce the delinquency rates as our originated portfolio matures.

                The purchased portfolio delinquency rate decreased during the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001 as a result of our collection efforts.  We continue to aggressively manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation models.

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

                Approximately $87.5 million of the discount on our portfolio purchases during 1998 related to the credit quality of the remaining loans in the portfolio and reflected the difference between the purchased face amount and the future cash collections management expected to receive with respect to the purchased face amount. For purposes of reporting pro forma charge-off ratios on managed loans below, this discount related to credit quality and was utilized to offset a portion of actual net charge-offs.  This amount was fully amortized as of June 30, 2001 and therefore, beginning with the quarter ended September 30, 2001, the actual and pro forma charge-off ratios will be the same.  The following table presents our net charge-offs for the periods indicated on a managed loan portfolio basis:

	For the Quarter Ended
	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001
	(Dollars in thousands)

Total Managed Loan Portfolio :
Average managed loan portfolio	$1,097,610	$1,256,239	$1,398,041	$1,574,554	$1,623,730	$1,745,136
Net charge-offs	26,302	35,678	46,552	58,229	59,807	63,759
Pro forma net charge-offs	25,346	34,525	46,132	58,126	59,434	63,759
Net charge-off ratio (annualized)	9.6%	11.4%	13.3%	14.8%	14.7%	14.6%
Pro forma charge-off ratio (annualized)	9.2	11.0	13.2	14.8	14.6	14.6

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

Credit Losses.  For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income and the actual charge-offs are included in income from retained interests in credit card receivables securitized.  In evaluating credit losses, we take into consideration several factors, including (1) historical charge-off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay, and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. As we have securitized our receivables, we have removed them from our balance sheet.

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

                We attempt to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in our asset and liability structure, especially the off-balance sheet assets and liabilities such as securitized receivables. The impact of market interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized.  This risk arises from continuous changes in our asset and liability mix, changes in market interest rates, including changes affected by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities, and the general timing of all other cash flows. To manage our direct risk to market interest rates, management actively monitors market interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flow primarily by matching asset and liability repricings. There can be no assurance that management will be successful in its attempt to manage such risks.

                At September 30, 2001, all of our credit card receivables and other interest-bearing assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors.  At September 30, 2001, our securitizations had $1.442 billion in variable rate, interest-bearing liabilities, payable to our investors compared to $1.087 billion as of September 30, 2000. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

                We finance our business through cashflows from operations, asset securitizations, borrowings under our revolving credit facility and the issuance of equity:

•      During the three months ended September 30, 2001, we generated approximately $54,423,000 in cashflow from operations.  We expect to generate positive cashflow from operations during the fourth quarter as well.

•      As of September 30, 2001, we had total securitization facilities of $2.019 billion and had used approximately $1.442 billion of these facilities.  This use included a floating rate three-year term securitization totaling approximately $500 million that we completed during July 2001.

•      We have a $25.0 million revolving credit facility that bears interest at floating rates based on LIBOR. Advances under the facility are secured by our assets other than credit card receivables and other assets relating to our securitization transactions.  As of September 30, 2001, $12.0 million was outstanding under this facility and $10 million was reserved for a letter of credit in favor of a third party servicer. This agreement expires in January 2002.

•      Both in our April 1999 initial public offering and in a February 2000 follow-on public offering we issued common stock, raising $62.8 million and $146.4 million, before offering expenses, respectively.

                Our most significant source of liquidity is the securitization of credit card receivables.  The maturity terms of our securitizations vary.  With the exception of the three year securitization that we completed during July, 2001, most are one year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the special purpose entities’ investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled. In the case of our Master Trust, a decline in the portfolio's annual yield or a decline in the payment rate, in each case, below certain rates, or an increase in delinquencies above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. In the case of our other securitization programs, such events include an increase in the charge-off rates above a certain rate or a decline in the payment rates below a certain rate. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period.  For additional information regarding our securitization practice, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Operations - Credit Card Securitizations” in our Form 10-K for the year ended December 31, 2000.

                Absent changes in the manner in which we securitize credit card receivables, we believe that our asset securitizations, cash flow from operations, and the amounts available under our revolving credit facility generally will provide adequate liquidity for our business at its current level.  However, in order for us to continue growing our business, we will need additional sources of liquidity.  In addition, should the terms of the securitizations available to us become less favorable, we also will need additional sources of liquidity.  We are particularly concerned about the continued availability of securitizations on terms previously available to us given the recent poor performance of several of our competitors and the impact of their performance on the marketplace for securitizations.

                We currently are exploring a wide range of options for liquidity in order for us to maintain our growth and to be prepared for adverse changes in the securitization marketplace.  These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, or the issuance of debt or equity.  We expect to explore other options as well.  While we have not established a firm time table for obtaining additional liquidity, we expect to make some announcement in this regard during the fourth quarter.  There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms.  Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to adverse changes in the securitization marketplace.

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

On July 20, 2001, the FASB issued Statement No. 141, “Business Combinations,” effective for business combinations initiated after June 30, 2001, and Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  Under FAS No. 141, the pooling of interests method of accounting for business combinations is eliminated.  Under FAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.  Other intangible assets will continue to be amortized over their useful lives.  We do not believe the implementation of FAS No. 142 will not have a material impact on our financial statements.

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

                None

Item 2.                Changes in Securities and Use of Proceeds.

(a)  Not applicable.

(b)  Not applicable.

(c)   Not applicable.

Item 3.                Defaults Upon Senior Securities.

None.

Item 4.                Submission of Matters to a Vote of Security Holders.

None.

Item 5.                Other Information.

                None.

Item 6.                Exhibits and Reports on Form 8-K.

(a)   Exhibits

None.

(b)   Reports on Form 8-K

                Current Report on Form 8-K dated July 16, 2001, including Exhibit 99.1, which contains certain information that was distributed to certain investors in the asset-backed securitization market regarding a portfolio of credit card accounts (the "Trust Portfolio") established by CompuCredit Corporation.

                Current Report on Form 8-K dated August 6, 2001 containing a press release announcing the issuance of $500 million in three-year credit card asset-backed securities.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation

November 13, 2001	By	/s/ Ashley L. Johnson
Ashley L. Johnson
Chief Financial Officer (duly authorized officer and principal financial officer)