Form 10-K
period 2001-12-31
COMPUCREDIT CORP
filed 2002-04-01
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2001

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

        CompuCredit believes that during the 2001 fiscal year its executive officers, directors and 10% beneficial owners subject to Section 16(a) complied with all applicable filing requirements, except that Nicholas B. Paumgarten, who is deemed not to own any shares of Common Stock, made a late filing of a Form 3 upon becoming a director of CompuCredit.

        The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 15, 2002 was approximately $91,293,189. As of March 15, 2002, 46,559,165 shares of CompuCredit's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

        In this Report, the words "Company," "CompuCredit," "we," "our," "ours," and "us" refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns the Aspire®, CompuCredit® and other trademarks in the United States.

PART I

ITEM 1. BUSINESS

General

        CompuCredit is a credit card company that uses analytical techniques, including computer modeling, to target consumers who we believe are underserved by traditional grantors of credit. Individuals in this market typically rely more heavily on finance companies and retail store credit cards to meet their credit needs and are less likely to have general-purpose credit cards. Some of these consumers have had delinquencies, a default or a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. Others in this market are establishing or expanding their credit. We have developed and enhanced our techniques by continually testing our products and operating practices and by continually analyzing credit bureau data and the results of our lending experience. We believe that our analytical approach allows us to:

  •
  Better assess credit and bankruptcy risk, enabling us to identify consumers in the underserved market that are more creditworthy,

  •
  Price our products to appropriately reflect the level of a consumer's credit risk and demand for credit,

  •
  Increase the likelihood that a consumer will accept our offer of credit, which improves our response rates and reduces our marketing costs per account,

  •
  Continually monitor customer performance and actively manage accounts in order to refine our product offerings to reflect the changing risk of our customers, and

  •
  Effectively evaluate the collectibility of delinquent accounts, which enables us to efficiently deploy our collection resources.

        We market unsecured general purpose credit cards, including our Aspire brand credit card, through direct mail, television, telemarketing and the internet. We also market to our cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

        We rely on the securitization of our credit card receivables to fund our operations and increase the size of our business. Securitization of credit card receivables is common in the credit card industry. A securitization transaction involves grouping and packaging assets, such as credit card receivables, into securities that are then sold to investors. We use securitization because it offers a cost of funding lower than other debt or equity financing sources.

        We market credit cards under an agreement with Columbus Bank and Trust Company, a state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, Columbus Bank and Trust owns the credit card accounts. We outsource to Columbus Bank and Trust, including its affiliates, Total Systems Services, Inc. ("TSYS") and Total Solutions, Inc. ("TSOL"), certain account processing and servicing functions such as fraud detection, cycle billing, payment processing and transaction processing.

        CompuCredit was formed in 1996 by David G. Hanna, Chairman and Chief Executive Officer, and Richard W. Gilbert, Vice Chairman and Chief Operating Officer, after completing almost two years of research and development in the area of consumer finance.

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

        Our database system captures combinations of customer information gathered in the target marketing and solicitation phases of the customer relationship and additional data gathered throughout the remainder of the relationship, including customer behavior patterns. By combining this information, we have established an analytical database linking static historical data with actual customer performance. Our intranet interface allows management to access the database management system.

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

        Within each FICO score range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors reflecting our assessment of credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit, payment capacity and revenue potential, among other factors. These product-offering segments are chosen to meet the following primary target marketing strategies:

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

        We focus our marketing programs on those customer segments which appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risk. We seek to accomplish this by establishing, for each customer segment, the appropriate risk-based pricing level that will maintain an acceptable response rate to our direct mail, internet and telemarketing campaigns. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

        Our customer solicitation strategy is to test several differently priced products against pools of potential customers with similar risk characteristics. The results of direct mail, internet and telemarketing campaigns are continuously monitored and analyzed using our proprietary database system.

        Product offerings for a particular customer are determined by examining a number of factors in the customer's credit file based upon the criteria described above. We offer our Classic, Gold, Platinum and Diamond cards in a variety of product offerings varying by the amount of the credit line, the interest rate and the annual fee:

Characteristic	Range of Initial Offerings	Average as of December 31, 2001	Average as of December 31, 2000
Credit Line	$300 to $10,000	$2,314	$1,925
APR	Prime rate + 3.90% to Prime rate + 30.25%	26.7%	28.6%
Annual Fee	$0 to $150	$18	$10

        The average credit line increased during 2001 due primarily to the maturity of our cardholder's accounts. The average APR decreased due to the significant decreases in the prime rate during 2001 as well as a shift in our product offerings during 2001. We use our target marketing strategies to assess the type of product offering to be made to each potential customer. In our marketing campaigns we continually test combinations of interest rates, fees, and credit limits directed at specific customer segments in order to evaluate response rates and further refine our pricing strategies. During 2001, we expanded our product offerings to include lower interest rate and slightly higher fee products resulting in the decrease in our average APR and an increase in our average annual fee noted above.

Target Marketing in Portfolio Acquisitions

        We anticipate increasing our receivables portfolio through the use of our target marketing system to originate customers through direct mail, television, telemarketing and internet campaigns. We also add accounts by purchasing portfolios of credit card receivables. We may use either or both of these methods of account growth to varying degrees, depending on our assessment of the relative cost of each method.

        Our strategy for our purchased portfolios is to use our credit and marketing segmentation methods to select those accounts to which our credit card will be issued and to use our proprietary account management systems to enhance the performance of the portfolio and to market fee-based ancillary products and services to the new customers. As with the account origination process, each customer is evaluated using credit and marketing segmentation methods derived from a variety of data sources. Customers are placed into product offering segments based upon combinations of factors reflecting their credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit, payment capacity and revenue potential, among other factors. We expect that we will regularly evaluate potential portfolio acquisitions.

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

The Internet

        AspireCard.com, Inc., our wholly-owned subsidiary, promotes the Aspire credit card and various other value-added products and services on the internet using real-time approval of credit card applications on-line. Applications are received by AspireCard.com on its own web site, www.aspirecard.com and www.aspireyes.com. In addition, we have developed two Spanish-language internet web sites, www.aspireamas.com and www.aspireahora.com to help market our credit cards to consumers of Hispanic origin. At www.aspirecard.com and www.aspireamas.com, a consumer can learn more about our Aspire Visa card and complete and submit an on-line application. At www.aspireyes.com and www.aspireahora.com, a consumer can respond to a pre-qualified direct mail or email offer for an Aspire Visa card. Applications received via the internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to our direct mail and telemarketing campaigns. Once the application has been transmitted, consumers are informed as to their approval status and the applicable terms of the offer, including the interest rate, annual fee and credit limit. At any point in time, we may or may not originate accounts via the internet.

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

Fee-Based Products and Services

        We offer various fee-based products and services to our customers, including memberships, card registration, insurance products and subscription services. Memberships include preferred buying clubs, travel services and credit monitoring programs. Insurance products feature supplemental, non-compulsory products, such as credit life, unemployment insurance and disability policies. Subscription services include recurring consumer products such as magazine subscriptions, telephone service, and internet service provider access. These fee-based products and services are offered throughout our relationship with a customer.

        The success of our fee-based business is a function of optimizing the number and efficiency of the fee-based products offered, the marketing channels leveraged to sell fee-based products and the customers to whom we market our products. Profitability for fee-based products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs, the commission rates received from the product providers, the claim rates and claims servicing costs for certain products and the operating expenses associated with the programs. Although a wide-range of our customers purchase fee-based products and services, fee-based product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth our profitability from fee-based products and services will either grow at a reduced rate or decline.

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

        Client Advisory Services.    We have implemented an advisory program to assist our customers in understanding the prudent use of general purpose credit cards. We use our proprietary systems to identify customers who are not delinquent but are exhibiting credit behavior likely to result in delinquency in the future. We assign these accounts to our credit advisors who actively review all account activity and, if necessary, contact the customer via letter or telephone. Actions taken by us may include customer-friendly advice concerning the prudent use of credit, temporary or permanent reduction in credit line availability, review of the customer's full credit report, debts and income, and establishing repayment terms to assist the customer in avoiding becoming over-extended.

        Management believes that this customer advisory strategy is not widely practiced in the credit card industry. Our advisory program allows us to enhance our relationship with our customers by providing valuable and meaningful assistance while simultaneously contributing to prudent risk management strategies to reduce bad debt losses.

        Client Satisfaction Initiative.    We have a formal customer satisfaction program. Each quarter, members of management, including members of executive management, survey hundreds of our customers about their level of satisfaction with our products and services. The results are used to continually improve service levels and minimize attrition of profitable accounts.

        Outsourcing.    Certain account functions including card embossing/mailing, cycle billing/payment processing and transaction processing/authorization are performed by third parties, including Columbus Bank and Trust and Total Systems. In January 1997, we entered into an Affinity Card Agreement with Columbus Bank and Trust, a subsidiary of Synovus Financial Corporation, that provides for the issuance of our credit cards and the performance of the outsourced functions noted above. This agreement expires in December 2003, and we will need to either renew this agreement or contract with an alternative credit card provider. Synovus Financial Corporation and its affiliates are our largest service provider, and during 2001, we paid them approximately $47.4 million.

        Certain data processing and development services associated with our database system are also outsourced to Visionary Systems, Inc. See "Proprietary Rights and Licenses" below. During 2001, we paid approximately $20.1 million to Visionary Systems and its subsidiaries for software development, loan origination, consulting services, intellectual property and two patents. Certain of our officers have an indirect investment in Visionary Systems. For more information regarding this relationship with Visionary Systems, see "Item 13. Certain Relationships and Related Transactions."

Collections and Delinquency Management

        Management considers its prior experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies, bad debt losses and operating expenses associated with the collection process. We use our systems to develop proprietary collection strategies and techniques to be employed in our operations. We analyze the output from these systems to identify the collection activity that we believe is most likely to result in curing the delinquency cost-effectively rather than treating all accounts the same based on the mere passage of time.

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

        We have three collection facilities, two in metro Atlanta, Georgia totaling approximately 36,000 square feet and one in North Wilkesboro, North Carolina totaling approximately 19,000 square feet. Management has instituted collector incentive compensation plans similar to those it successfully employed in its prior experience operating professional collection agencies. In addition to our full-time staff, we outsource some of our collection activities. We continuously monitor the performance of our third party providers against that of our staff to determine which, in our view, is more effective.

Securitizations

        We finance the increase of our credit card receivables primarily through securitizations. As we generate or acquire credit card receivables, we securitize the receivables through our master trusts or through special purpose entities to third parties. Our current securitization structures typically provide for the daily securitization of all new credit card receivables arising under the securitized accounts. The receivables that are sold through securitization are removed from our balance sheet for financial reporting purposes. Following a sale, we receive cash flows which represent the finance charges and past due fees in excess of the sum of the return paid to investors, servicing fees, credit losses and required amortization payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Card Securitizations" and "—Liquidity, Funding and Capital Resources."

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

        Changes in any of these laws or regulations, or in their interpretation or application, could significantly impact our operations. Various proposals which could affect our business have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, substantially revising the laws governing consumer bankruptcy, limiting the use of social security numbers and regulating the internet. There have also been proposals in state legislatures in recent years to restrict telemarketing and internet activities, impose statutory caps on consumer interest rates, limit the use of social security numbers and expand consumer protection laws. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on us.

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

        We do not currently own a bank, and in the current regulatory environment it would be difficult for us to charter one. However, if we were able to charter a bank, we expect that bank would become the issuer of the credit cards that we market. Any bank we charter would be subject to the various state and federal regulations generally applicable to such institutions.

Competition

        We face intense competition from other consumer lenders. In particular, our credit card business competes with national, regional and local bank card issuers, and with other general-purpose credit card issuers, including American Express®, Discover® and issuers of Visa® and MasterCard®. We also compete with retail credit card issuers, such as department stores and oil companies, and other providers of unsecured credit. Large credit card issuers, including but not limited to, Providian, Metris and Capital One, may compete with us for customers by offering lower interest rates and fees. Many of these competitors are substantially larger than we are and have greater financial resources. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. For this reason, customer loyalty is often limited. We may lose entire accounts, or may lose account balances, to competing credit card issuers.

        Our competitors are continually introducing new strategies to attract customers and increase their market share. The most heavily used techniques are advertising, target marketing, balance transfers, price competition, incentive programs and using the name of a sports team or a professional association on their credit cards, known as "co-branding." In response to competition, some issuers of credit cards have lowered interest rates and offered incentives to retain existing customers and attract new ones. These competitive practices, as well as competition that may develop in the future, could harm our ability to obtain customers and maintain profitability.

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

Employees

        As of December 31, 2001, we had approximately 885 employees, substantially all of whom are located in Georgia, Florida and North Carolina. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good. In January 2002, we reduced our staff by approximately 70 employees. Also, in 2002, we sold certain furniture and fixtures in a customer service center located in Florida to a third party. In conjunction with the sale, approximately 65 employees in that customer service center went to work for the buyer.

Trademarks

        CompuCredit, Aspire, Aspire A Mas, Aspire Diamond, Aspire Rapid Miles, For Everything You Aspire To Be, Get On Get Yours, Para Todo Lo Que Aspira A' Ser and Transforming Information into Value are registered trademarks of CompuCredit. AspireCard, Aspire Ahora, Emerge, InCharge, Its

Your Credit Take Charge of It and One Screen are common law trademarks of CompuCredit. We consider these trademarks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

Proprietary Rights and Licenses

        We regard our database management system and our customer selection and risk evaluation criteria as confidential and proprietary. We initially developed our pre-screen customer selection criteria under a contract with a national credit bureau; however, we own all intellectual property rights in the resulting model. Our database management system was developed by Visionary Systems, Inc. and VSx Corporation under a contract pursuant to which we held an exclusive, perpetual license to use, copy, execute, display and reproduce the software constituting our database management system. In May 2001, we purchased from VSx Corporation the components of the data management system known as the "Brain," and entered into a license agreement with Visionary Systems, which continues to own one component of the software known as the "Switch." Pursuant to our agreement with Visionary Systems, we were granted a nonexclusive license to use, copy, execute or display for internal use the Switch, a system that automates the evaluation of customer application data and, among other things, provides us with real-time access to credit information concerning our target market and our customers. In addition, Visionary Systems continues to provide substantially all of the computer software design and implementation services we require in the continuing refinement and use of our computer software systems. Visionary Systems has granted to us a right of first refusal during the term of the agreement in the event the developer wishes to sell or otherwise transfer any of its ownership rights in the Switch. During 2001, we paid approximately $20.1 million to Visionary Systems and its subsidiaries for software development, loan origination, consulting services, intellectual property and two patents. Certain of our officers have an indirect investment in Visionary Systems. For more information regarding our relationship with Visionary Systems, see "Item 13. Certain Relationships and Related Transactions."

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

Our financial performance is significantly dependent upon the collectibility of the credit card receivables that we originate or purchase.

        Collectibility is a function of many factors, including the validity of the selection criteria that we use in issuing credit cards, the maturity (seasoning) of the relationships with our customers, and general economic conditions, and it is extremely difficult to predict. Lower collectibility adversely impacts our performance. To the extent that we have over estimated collectibility, in all likelihood we have over estimated our performance. Some of these concerns are discussed more fully below.

        We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable.    Our target market generally has a higher risk of nonpayment, higher frequencies of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the risk level of our target customers. However, greater than expected nonpayment and delinquency rates would harm our profitability.

        The lack of seasoning of our credit card portfolio makes it difficult to predict the performance of our business.     A portfolio of older accounts generally behaves more predictably than a newly originated portfolio. As of December 31, 2001, 94% of our total portfolio was comprised of originated receivables and most of these originated receivables were less than two years old. In general, as the average age of an originated credit card receivables portfolio increases, delinquency and charge off rates can be expected to increase and then stabilize. Any increases in delinquencies and charge offs beyond our expectations will decrease the value of our retained interests in securitization transactions resulting in a decrease in our net income. This also may reduce the funds available for our future growth and may hinder our ability to complete other securitizations in the future. As recently as the fourth quarter of 2000 and throughout 2001 a greater than expected charge off ratio adversely impacted our business and stock price.

        An economic slowdown could increase credit losses and/or decrease our growth.    Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts or account balances. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and the frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the underserved market. Moreover, because we have experienced only limited adverse general economic conditions since we began originating accounts, we may not accurately anticipate the effect of an economic slowdown or a recession.

        Because a significant portion of our reported income is based on our management's estimates of the performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income.    Income from the sale of receivables in securitization transactions and income from retained interests in credit card receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based primarily on management's estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables may cause fluctuations in our net income. The expected cash flows are based on management's estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance.

        Increases in expected losses and delinquencies may prevent us from continuing to securitize receivables in the future on similar terms.    Greater than expected delinquencies and losses could also impact our ability to complete other securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive funding sources to the extent available.

        Increases in expected losses and delinquencies may cause us to incur losses on our retained interests.    If the actual amounts of delinquencies and losses that occur in our securitized receivables are greater than our expectations, the value of our retained interests in the securitization transactions will be decreased. Since we derive a portion of our income from these retained interests, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, certain levels of loss and delinquency could result in us being required to repay our securitizations investors earlier than expected, reducing funds available to us for future growth.

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

        Due to the lack of historical experience with internet customers, we may not be able to successfully target these customers or evaluate their creditworthiness.    There is less historical experience with respect to the credit risk and performance of credit card customers acquired over the internet. As part of our growth strategy, we may expand our origination of credit card accounts over the internet; however, we may not be able to successfully target and evaluate the creditworthiness of these potential customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We are substantially dependent upon securitizations and other borrowed funds in order to fund the credit card receivables that we originate or purchase.

        All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding, or securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of credit card receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we maintain retained interests in our securitizations that must be funded through profitable operations, equity raised from third parties, or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions, and recently has been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

        We may be unable to meet our future capital and liquidity needs or may be forced to rely on more expensive funding sources to sustain our growth.    We will require additional capital in the future, and we may not be able to sell debt or equity securities, securitize our receivables or borrow additional funds on a timely basis or on terms that are acceptable to us. To the extent that we continue to grow our receivables, our cash requirements are likely to exceed the amount of cash we generate from operations. We have financed substantially all of our originated and purchased receivables through securitizations. Because the terms of our securitizations are negotiated with each investor, the terms of our future securitizations may not be as favorable to us as the terms of our existing securitizations. If additional or future securitization transactions are not available on terms we consider acceptable or if existing securitization facilities are not renewed on terms as favorable as we have now, we may have to rely on other more expensive funding sources, we may not be able to grow or we may have to reduce our managed loans outstanding. As recently as the fourth quarter of 2001, disruptions in the credit markets adversely affected the ability of companies like us to raise money from these sources. Furthermore, our ability to securitize our assets depends on the continued favorable legal, regulatory, accounting and tax environment for these transactions.

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

Our financial performance is, in part, a function of the aggregate amount of credit card receivables that are outstanding.

        This aggregate amount is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above, and the success of our marketing efforts. To the extent that we have over estimated the size or growth of our credit card receivables, in all likelihood we have over estimated our future performance.

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

        We may be unable to sustain and manage our growth.    We may experience fluctuations in net income or sustain net losses if we are not able to sustain or effectively manage our growth. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

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

Many of our expenses are fixed and are not easily reduced or easily increased, if needed.

        In the event that we overestimate the size or growth of our business, we may have excessive expenses that adversely impact our future performance. In the event that we underestimate the size or growth, we may not be able to service the credit card receivables that we originate or purchase as effectively as we otherwise would.

We operate in a heavily regulated industry.

        Changes in bankruptcy, privacy or other consumer protection laws may adversely affect our ability to collect credit card account balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes could adversely affect our ability to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply, and in a state of flux. As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules. Some of these issues are discussed more fully below.

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

We routinely explore various opportunities to grow our business, including the purchase of credit card receivable portfolios and other businesses.

        There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.

        Our portfolio purchases may cause fluctuations in reported managed loan data, which may reduce the usefulness of historical managed loan data in evaluating our business. Our reported managed loan data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. As of December 31, 2001, portfolio acquisitions account for 6% of our total portfolio and may account for a significant portion of our credit card receivables in the future.

        Credit card receivables included in purchased portfolios may have been originated using credit criteria different from our criteria. As a result, some of these receivables have a different credit quality than receivables we originated. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge off rates than the receivables previously originated and purchased by us. These receivables may also earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed loan data to fluctuate substantially in future periods making the evaluation of our business more difficult.

Other Risks.

        We also face a number of other uncertainties. These incude:

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

        If we obtain a bank charter, any changes in applicable state or federal laws could adversely affect our business.    In the future, we may apply for a bank charter. If we obtain a bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. We are unable to predict the effect of any future changes of applicable state and federal laws or regulations, but such changes could adversely affect the bank's business and operations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 2. PROPERTIES

        Our principal executive offices, comprising approximately 137,000 square feet, and our operations centers and collection facilities, comprising approximately 86,000 square feet, are located in leased premises in Atlanta, Georgia and North Wilkesboro, North Carolina. Our fee-based business, comprising approximately 10,500 square feet, is located in leased premises in Daytona Beach, Florida. We believe that our facilities are suitable to our businesses and that we will be able to lease or purchase additional facilities as our needs require.

ITEM 3. LEGAL PROCEEDINGS

        CompuCredit, David Hanna, our Chief Executive Officer, and Brett Samsky, our Chief Financial Officer from our inception until January 2001, are defendants in a class action lawsuit pending in the Federal District Court for the Northern District of Georgia, Case No. 1:00-CV-2930-BBM. This lawsuit arose from the decline in the market value of our common stock on October 25, 2000, and alleges that prior to that date CompuCredit, Mr. Hanna and Mr. Samsky made false and misleading statements in violation of Federal securities laws. The lawsuit seeks compensatory monetary damages and legal fees. In July 2001, we filed a motion to dismiss the lawsuit. On February 19, 2002, the court granted our motion to dismiss, but allowed the plaintiffs to file a motion seeking leave to amend their complaint. On March 22, 2002, the plaintiffs filed a motion requesting additional time to amend their complaint. That motion is pending. We still maintain our position that we do not believe that this lawsuit has any merit, and we intend to continue to defend it vigorously. We do not believe that the lawsuit is reasonably likely to have a material adverse effect on our financial position or results of operations. In addition, we could become involved in litigation from time to time relating to claims arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        Our common stock has traded on the Nasdaq National Market under the symbol "CCRT" since our initial public offering in April 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market. As of February 25, 2002, there were approximately 88 holders of our common stock, not including persons whose stock is held in nominee or "street name" accounts through brokers.

2001	High	Low
1st Quarter 2001	$25.88	$6.53
2nd Quarter 2001	13.50	7.09
3rd Quarter 2001	15.39	5.85
4th Quarter 2001	11.78	5.67
2000	High	Low
1st Quarter 2000	$44.00	$27.50
2nd Quarter 2000	36.88	27.38
3rd Quarter 2000	60.31	28.00
4th Quarter 2000	66.06	14.50

        The closing price of our common stock on the Nasdaq National Market on March 15, 2002 was $6.50. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The following tables set forth, for the periods indicated, certain selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We have derived the following selected financial data, except for the selected credit card data, for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, which have been audited by Ernst & Young LLP, independent auditors. In April 2000, we acquired Citadel Group, Inc. of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under Generally Accepted Accounting Principles. As such, we remove the securitized loans from our Consolidated Balance Sheet. The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table under "Selected Credit Card Data" is presented for the credit card receivables that we have securitized.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$2,347	$7,091	$2,152	$286	$2,658
Interest expense	317	—	—	595	361

Net interest income (expense)	2,030	7,091	2,152	(309)	2,297
Provision for loan losses	—	—	—	—	1,422

Net interest income (expense) after provision for loan losses	2,030	7,091	2,152	(309)	875
Securitization income (loss)	(8,400)	11,778	12,470	13,596	628
Income from retained interests in credit card receivables securitized	11,328	113,944	88,800	25,483	—
Other operating income	148,943	109,247	55,332	20,294	1,383
Other operating expense	149,489	117,905	60,384	19,968	3,611

Income (loss) before income taxes	4,412	124,155	98,370	39,096	(725)
Income taxes	(1,545)	(41,781)	(34,267)	(15,479)	—

Net income (loss)	$2,867	$82,374	$64,103	$23,617	$(725)

Net income (loss) attributable to common shareholders	$2,723	$82,374	$63,521	$21,817	$(1,341)

Net income (loss) per diluted share	$0.06	$1.79	$1.61	$0.65	$(0.04)

	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Retained interests in credit card receivables securitized	$358,889	$325,583	$165,572	$65,184	$15,037
Total assets	536,457	470,505	225,548	88,316	20,215
Shareholders' equity	446,479	404,181	176,221	53,276	19,127
	At or for the Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, percentages annualized)
Selected Credit Card Data:
Average managed loans	$1,695,573	$1,178,957	$589,820	$306,706	$11,151
Period-end managed loans	$1,891,842	$1,528,372	$898,691	$503,985	$27,899
Period-end managed accounts	2,185	2,178	1,181	343	45
Net interest margin	21.0%	23.0%	22.1%	19.9%	19.4%
Operating ratio	9.0%	7.7%	8.1%	5.1%	16.3%
Net charge off ratio	14.9%	11.2%	13.3%	13.2%	3.6%
Adjusted charge off ratio(1)	14.8%	10.7%	4.6%	3.4%	3.6%
Delinquency ratio	11.1%	9.5%	6.4%	8.6%	5.3%
(1)
During 1998 we purchased two portfolios of credit card receivables at substantial discounts from the face amount of the credit card receivables outstanding. A portion of the discount related to the credit quality of the receivables. For purposes of reporting our adjusted charge off ratio, we have used this discount related to credit quality to offset a portion of our actual charge offs. See "Selected Credit Card Data" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these portfolio purchases and the associated discounts.

        The following tables contain unaudited quarterly results for the years ended December 31, 2001 and 2000.

Selected Quarterly Financial Data

	At or for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income	$114	$271	$636	$1,009	$1,461	$1,796	$2,402	$1,432
Securitization (loss) income, net	(9,475)	571	238	266	1,981	4,041	3,967	1,789
(Loss) income from retained interests in credit card receivables securitized	(44,554)	19,159	21,278	15,445	20,593	29,547	31,455	32,349
Other operating income	40,053	40,302	35,257	33,331	33,256	27,711	25,060	23,220
Other operating expense	37,160	37,314	34,773	40,242	39,850	29,851	24,942	23,262

(Loss) income before income taxes	(51,022)	22,989	22,636	9,809	17,441	33,244	37,942	35,528
Income taxes	17,860	(8,049)	(7,923)	(3,433)	(6,104)	(11,068)	(13,072)	(11,537)

Net (loss) income	$(33,162)	$14,940	$14,713	$6,376	$11,337	$22,176	$24,870	$23,991

	At or for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Per common share:
Basic	$(0.72)	$0.32	$0.32	$0.14	$0.24	$0.48	$0.54	$0.54
Diluted	(0.72)	0.32	0.32	0.14	0.24	0.48	0.53	0.54
	At or for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Retained interests in credit card receivables securitized	$358,889	$393,885	$361,731	$328,681	$325,583	$254,967	$234,077	$199,397
Total assets	536,457	538,304	489,466	471,673	470,505	455,162	426,851	403,882
Shareholders' equity	446,479	440,273	425,333	410,557	404,181	392,844	369,560	345,454

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and the related notes included herein.

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

        We generate revenue primarily through (1) interest income and late fees on outstanding revolving credit card receivables, (2) credit card fees, including annual membership, cash advance, over-limit and other credit card fees, and (3) interchange fees, which are the portion of the merchant fees assessed by Visa and MasterCard and passed on to us on the purchase volume on our credit card receivables. Non-interest income includes securitization income, income from retained interests in credit card receivables securitized, servicing income and fee-based product revenues. Our primary expenses are the costs of funding our receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

        In April 2000, we acquired Citadel Group, Inc. of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

        We have increased our receivables portfolio through the use of our target marketing system to originate customers through direct mail, television, telemarketing and internet campaigns. We have also added accounts in the past by purchasing portfolios of credit card receivables. Absent portfolio acquisitions, the size of our receivables depends in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing our receivables portfolio may not grow and may even decline. We have reduced our marketing growth plans for 2002 as compared to 2001. We believe this is prudent for us given the uncertainties that exist in the economy as well as in the financial markets in general. We intend to pursue portfolio acquisitions that have appropriate returns for our business and we intend to grow our existing portfolio through marketing campaigns during 2002, although at a much slower rate than 2001.

        Absent any portfolio acquisitions, given seasonal patterns of payments and purchases and our reduced marketing plans, we believe our portfolio may decrease slightly during the first half of the year and then level off or slightly increase during the remainder of 2002. If we see improvements in the financial markets, we may increase our marketing plans during 2002, which would in turn increase our receivables portfolio. Additionally, any portfolio acquisitions during 2002 would also increase our receivables portfolio.

Credit Card Securitizations

        We have securitized a substantial portion of our credit card receivables. Our securitization agreements with investors specify the conditions and price of each sale including the total amount of receivables the investor is committing to purchase from us. The agreements include terms and conditions that are similar to those included in bank loan agreements and define our duties to service the securitized receivables. We are required by the agreements to remit collections on the receivables to the investors in the securitizations. The agreements also include representations and warranties regarding the receivables and financial performance measures that must be met in order for us to continue to securitize receivables and in order for us to receive any additional cash from the collections of the receivables. In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to such accounts.

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

        We will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest rates, fees and other charges paid on the receivables, and their delinquency and loss rates. In each securitization, we receive cash, retain a Seller's Interest, retain the rights to receive cash in the future and service the accounts. Our securitizations are treated as sales under Generally Accepted Accounting Principles. As such, we remove the securitized loans from our Consolidated Balance Sheet. As noted above, we retain a Seller's Interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made. The collections received are recorded as Income from Retained Interests in Credit Card Receivables Securitized. The Seller's Interest equals the fair market value of the assets included in the securitization structure less the investors' ownership. Additionally, we recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during its life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and certain other expenses. The I/O strip and the Seller's Interest are included in Retained Interests in Credit Card Receivables Securitized on our Consolidated Balance Sheet. Amounts

Due from Securitization on our balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

        Securitizations are accounted for under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), and, prior to April 1, 2001, were accounted for under Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Under these statements, gains or losses are recognized at the time of each sale and as they are recorded as securitization income or loss in our income statement. Gains or losses on the sales of receivables depends in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received.

        The securitization transactions do not affect the relationship we have with our customers. We continue to service the credit card receivables. As of December 31, 2001, 2000 and 1999, respectively, we received servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either perform the servicing or contract with third party service providers.

        The table below summarizes our securitization activity.

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Proceeds from securitizations	$344,784	$591,946	$448,230
Excess cash flows received on retained interests	202,350	155,000	92,804
Pretax securitization income (loss)	(8,400)	11,778	12,470

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

        As additional credit support on our securitization structures associated with our purchased receivables, we pay a portion of the excess cash collected to the investors as an accelerated amortization payment. This excess cash totaled $13.0 million for the year ended December 31, 2001 and $15.6 million for the year ended December 31, 2000. The decrease is due to a reduction in the size of the purchased portfolios. Once the investors are repaid, any remaining receivables and funds are payable to us.

Results of Operations

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Net income for the year ended December 31, 2001 was $2.9 million, or $0.06 per diluted share, a decrease of $79.5 million from net income of $82.4 million for the year ended December 31, 2000. The decrease in net income was due primarily to a decrease in income from retained interests in credit card receivables securitized in 2001 of $102.6 million, the securitization loss of $8.4 in 2001 and an increase in operating expenses of $31.6 million.

        During the fourth quarter, we sold approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million. Approximately $27.0 million of our retained interests sold were to a related party, which is more fully described in "Item 13. Certain Relationships and Related Transactions." The $9.6 million difference is a loss on sale under the provisions of Statement No. 140 and is included in our securitization loss for 2001. Prior to the fourth quarter of 2001, we did not sell any retained interests in credit card receivables securitized at a discount to face value.

        Income from retained interests in credit card receivables securitized decreased to $11.3 million in 2001 when compared to $113.9 million in 2000 due primarily to a decrease in the fair market value of our retained interests in credit card receivables securitized at December 31, 2001. Additionally, the income earned on the retained interest during 2001 was less than the income earned during 2000 due primarily to an increase in our charge off rates of our securitized receivables. See our discussion under "Net Securitization Income (Loss) and Income from Retained Interests in Credit Card Receivables Securitized."

        The fair market value of our retained interests in credit card receivables securitized decreased at December 31, 2001 due primarily to a substantial increase in the market interest rate (or discount rate) used to discount the associated cash flows and an increase in the charge off rate used in valuing our retained interests. The increase in the market interest rate reflects the interest rate implicit in sales of retained interests that occurred during the fourth quarter of 2001. The increase in charge offs is due primarily to the seasoning of the portfolio and a general slowdown in economic conditions. The seasoning of a portfolio takes place as the average age of the portfolio increases. In general, as the average age of an originated credit card receivables portfolio increases, charge off and delinquency rates can be expected to first be artificially low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio.

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

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased to $148.9 million for the year ended December 31, 2001 from $109.2 million for the year ended December 31, 2000. This increase is due primarily to the increase in other credit card fees, which includes annual membership, over-limit and cash advance fees. The revenue associated with these fees increased as a result of the growth of our managed loans and due to certain accounts structured to have higher fees and lower finance charges.

        Other operating expenses increased to $149.5 million for the year ended December 31, 2001 from $117.9 million for the year ended December 31, 2000. These increases primarily reflect the increase in the cost of operations associated with the growth in our business, including additional servicing and collection costs, offset by a decrease in our marketing and solicitation expenses. Subsequent to 2001, we implemented certain cost cutting initiatives that we believe will reduce our cost of operations in 2002 as a percentage of average managed loans.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

        Net income for the year ended December 31, 2000 was $82.4 million, or $1.79 per diluted share, an increase of $18.3 million over net income of $64.1 million for the year ended December 31, 1999. The increase in our net income in 2000 is due primarily to an increase in income from retained interests in credit card receivables securitized, which increased $25.1 million. This increase is due primarily to the growth of our managed loans from $898.7 million at December 31, 1999 to $1.5 billion at December 31, 2000. The increases in income were partially offset by increases in the cost of operations caused by the growth in our business including servicing and additional marketing and solicitation expense.

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

        Other operating expenses increased to $117.9 million for the year ended December 31, 2000 from $60.4 million for the year ended December 31, 1999. This increase primarily reflects the increase in the cost of operations associated with the growth in our business, including additional marketing and solicitation expenses and additional servicing costs.

Net Interest Income and Interest Expense

        Net interest income consists of interest income earned on cash and cash equivalents less interest expense. Net interest income totaled $2.0 million for the year ended December 31, 2001, $7.1 million for the year ended December 31, 2000 and $2.2 million for the year ended December 31, 1999. The decrease in net interest income of $5.1 million during 2001 is attributable to the usage of the cash proceeds we received from our first quarter 2000 follow-on public offering as well as an increase in interest expense associated with amounts outstanding under our revolving credit facility. The increase in net interest income of $4.9 million in 2000 as compared to 1999 is attributable to the investing of the cash proceeds we received from our first quarter 2000 follow-on public offering.

        During 2001, we utilized our $25.0 million one-year revolving credit facility. As of December, 2001, $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer. The revolving credit facility expired in January 2002 and was paid in full.

Net Securitization Income (Loss) and Income from Retained Interests in Credit Card Receivables Securitized

        Retained Interests in Credit Card Receivables Securitized are valued in accordance with the provisions of Statement No. 140. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). See "Credit Card Securitizations."

        Net securitization income (loss) is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller's Interest) and retain rights to receive cash in the future (the I/O strip). Net securitization loss for the year ended December 31, 2001 was

$8.4 million, compared to net securitization income of $11.8 million for the year ended December 31, 2000 and $12.5 million of securitization income for the year ended December 31, 1999. The securitization loss in 2001 as compared to securitization income in 2000 is due primarily to sales of retained interests at a loss during the fourth quarter of 2001. During the fourth quarter, we sold approximately $36.3 million of our retained interest in credit card receivables securitized for net proceeds of approximately $26.7 million. Approximately $27.0 million of our retained interests sold were to a related party, which is more fully described in "Item 13. Certain Relationships and Related Transactions." The $9.6 million difference is a loss under Statement No. 140 and is included in our securitization loss for 2001. Prior to the fourth quarter 2001, we did not sell any retained interests in credit card receivables securitized at a discount to face value. Net securitization income decreased slightly in 2000 compared to 1999 due primarily to an increase in the charge off rate of the portfolio.

        Income from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115. Income from retained interests in credit card receivables securitized for the year ended December 31, 2001 was $11.3 million, compared to $113.9 million for the year ended December 31, 2000 and $88.8 million for the year ended December 31, 1999. The significant decrease in our income from retained interests in credit card receivables securitized is due to a decrease in the fair value of the retained interests at December 31, 2001. This decrease in the fair value is due primarily to the increase in our discount rate from 16.7% at December 31, 2000 to 34.9% at December 31, 2001. The increase in the discount rate reflects the interest rate implicit in sales of retained interests that occurred during the fourth quarter of 2001. Additionally, the decrease in fair value is due to an increase in our charge off assumptions from 10.9% at December 31, 2000 to 16.7% at December 31, 2001. The increase in the charge off assumption is due primarily to the seasoning of the portfolio and general economic conditions.

        The fair value of our retained interests in credit card receivables securitized is estimated by discounting the expected future cash flows from the receivables that have been securitized at rates which we believe are consistent with those that would be used by an independent third party. Because quoted market prices are generally not available, the fair value is based on the estimated present value of future cash flows using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows:

	At December 31,
	2001	2000	1999
Payment rate (monthly)	8.0%	8.8%	7.9%
Expected credit loss rate (annualized)	16.7	10.9	11.0
Residual cash flows discount rate	34.9	16.7	18.7
Servicing liability discount rate	14.0	16.7	18.7

        The changes in the weighted average assumptions for the discount rates as of December 31, 2001 from December 31, 2000 are reflective of the characteristics of the sales of retained interests that occurred during the fourth quarter of 2001. The increase in the expected credit loss rate is due primarily to the seasoning of the portfolio. The changes in the weighted average assumptions as of December 31, 2000 from December 31, 1999 are due primarily to the change in the mix of our originated and purchased receivables. The receivables we originated have historically performed better than the purchased portfolio. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates.

        Our retained interests in credit card receivables securitized include the following:

	At December 31,
	2001	2000	1999
	(In thousands)
I/O strip	$84,390	$52,249	$28,557
Servicing liability	(38,123)	(21,807)	(11,397)

Net I/O strip	46,267	30,442	17,160
Fair value of Seller's Interest	312,622	295,141	148,412

Retained interests in credit card receivables securitized	$358,889	$325,583	$165,572

        Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of our rights to future income from the portfolio. The servicing liability reflects the fair value of the cost to service the portfolio above and beyond the servicing income we expect to receive from the securitization. The increase in our retained interests from 2000 to 2001 and from 1999 to 2000 is a function of the increase in the total receivables securitized at the end of each of the stated years.

Other Operating Income

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Servicing income	$6,018	$7,705	$8,893
Other credit card fees	89,553	53,165	19,506
Interchange fees	22,780	19,880	9,202
Ancillary products	30,592	28,497	17,731

Total other operating income	$148,943	$109,247	$55,332

        The increase in other operating income to $148.9 million for the year ended December 31, 2001 from $109.2 million for the year ended December 31, 2000 relates to the increase in our managed receivables, which increased to $1.9 billion at December 31, 2001 from $1.5 billion at December 31, 2000. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees increased to $89.6 million from $53.2 million due to annual, late, over-limit and cash advance fees. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Interchange fees grew to $22.8 million from $19.9 million due to an increase in the purchase volume on our managed receivables. Ancillary product revenue increased to $30.6 million from $28.5 million due to more customers purchasing our products. During 2001, we added several fee-based products; we developed and implemented several new fee-based response models; and we continued to enhance our marketing reach by refining our internet promotions, increasing promotions offered to our card holders on their monthly account statements, and refining our most significant cross selling promotions. These efforts increased our ancillary product income during 2001.

        Our total other operating income is primarily a function of the size of our average credit card receivables portfolio. We have decreased our growth projections for 2002 and as a result our other operating income may decline in 2002 as compared to 2001. Additionally, our ancillary product income is very sensitive to our new account growth as sales of our fee-based products are higher to new customers than to existing cardholders. As we have decreased our growth plans for new accounts in 2002, our ancillary product income may decline during 2002.

        The increase in other operating income to $109.2 million for the year ended December 31, 2000 from $55.3 million for the year ended December 31, 1999 is due to the increase in our managed receivables, which grew to $898.7 million at December 31, 1999 from $504 million at December 31, 1998 and the number of accounts, which grew to 2.2 million as of December 31, 2000 from 1.2 million at December 31, 1999. Strong growth in new customers, an increase in the number of customers purchasing our fee- based products and an increase in credit card fees, such as annual, membership, late, over-limit and cash advance fees resulted in the increase in other operating income.

Other Operating Expense

        Other operating expense consists of the following for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Salaries and benefits	$12,161	$5,833	$3,094
Credit card servicing	62,374	28,320	9,009
Marketing and solicitation	29,931	59,509	33,234
Professional fees	3,659	2,255	1,660
Data processing	10,558	4,519	2,745
Net occupancy	3,875	1,160	737
Ancillary product expense	10,121	8,501	6,758
Other	16,810	7,808	3,147

Total other operating expense	$149,489	$117,905	$60,384

        Other operating expense for year ended December 31, 2001 increased to $149.5 million from $117.9 million for the year ended December 31, 2000. This increase is due primarily to increases in credit card servicing, salaries and benefits, data processing expenses, and other expenses, offset by a decrease in marketing and solicitation expenses. Credit card servicing costs, including collections and customer service, increased due to the increase in our managed receivables. Based on anticipated growth in our managed receivables, we increased our infrastructure, customer service and collection personnel. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increase in managed loans. We reduced our marketing and solicitation efforts during the second half of 2001 as a result of concerns relating to the availability of financing, general economic conditions and uncertainty regarding credit quality of accounts we historically have targeted. Our growth rate in 2001 was, and our expected growth rate in 2002 will be, negatively impacted by this reduction in marketing. Ancillary product expense increased due to the additional sales of products and services that took place during 2001, including insurance products and memberships.

        Other operating expense for the year ended December 31, 2000 increased to $117.9 million from $60.4 million for the year ended December 31, 1999. The increase was due primarily to the increased marketing and solicitation expense and due to the increase in servicing costs. Servicing costs increased due to the increase in our managed receivables. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increased number of accounts. Ancillary product expense increased due to the additional sales of products and services that took place during 2000, including insurance products and memberships.

Income Taxes

        Income taxes were $1.5 million for the year ended December 31, 2001, $41.8 million for the year ended December 31, 2000 and $34.3 million for the year ended December 31, 1999. Our effective tax rate was 35.0% for 2001, 33.7% for 2000 and 36.5% for 1999. See Notes to Consolidated Financial Statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the statutory rate.

Selected Credit Card Data

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under GAAP. As such, we remove the securitized loans from our Consolidated Balance Sheet. The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table is presented for the credit card receivables that we have securitized.

	At or for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands; percentages annualized)
Period-end managed loans	$1,891,842	$1,804,631	$1,671,762	$1,589,584	$1,528,372	$1,321,128	$1,171,932	$1,026,099
Period-end managed accounts	2,185	2,163	2,300	2,256	2,178	1,891	1,648	1,416
Average managed loans	$1,838,873	$1,745,136	$1,623,730	$1,574,554	$1,398,041	$1,256,239	$1,097,610	$963,939
Net interest margin	19.0%	21.5%	22.0%	21.6%	21.8%	23.4%	23.3%	23.8%
Operating ratio	9.8%	8.8%	8.4%	9.1%	7.9%	7.6%	7.3%	8.0%

        The net interest margin includes all net interest and late fee income on all outstanding loans, less the interest expense paid to the investors. Our operating ratio includes all expenses associated with our business, other than marketing and solicitation and ancillary product expenses, and is expressed as a percentage of average managed loans.

        During 1998, we purchased two portfolios of credit card receivables with outstanding receivables balances at the time of purchase of $579.7 million. The presented credit card data excludes certain of these receivables and the related accounts which at the time of purchase were closed accounts in a certain delinquency status. Management believed that these accounts were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. As a result, management believed that it would have had very little opportunity to influence the delinquency or default rates of these accounts prior to charge off. We therefore excluded these accounts, the receivables and any activity in the accounts since the date of purchase from any credit card data presented. At the time of the purchases, there were approximately 52,000 such accounts, representing 25.9% of the accounts purchased and $137.2 million of the $579.7 million outstanding receivables purchased.

        The portfolios acquired during 1998 were purchased at substantial discounts. A portion of the discount at the time of purchase related to the credit quality of the remaining loans in the portfolio and reflects the difference between the purchased face amount of the receivables and the future cash collections management expects to receive with respect to the purchased face amount. The substantial discount we received on the purchased portfolio exceeds the discount we ascribed to the credit quality of the purchased receivables. We are reporting this excess discount as additional interest income over the life of the portfolio for managed loan reporting and are amortizing it into interest income using the interest method. As of December 31, 2001, approximately $7.5 million of this discount remained.

        Our net interest margins are influenced by a number of factors, including the level of finance charges and late fees billed, the weighted average cost of funds and the level of our finance charge charge offs. Our net interest margin for the three months ended December 31, 2001 was 19.0% as compared to 21.5% for the three months ended September 30, 2001. The decrease in our net interest margin is due to a decrease in the finance charge and late fee income billed to our cardholders, the waiver of late fees associated with delayed mail due to the events which occurred on September 11, 2001 and an increase in the finance charge charge offs on the portfolio. These decreases were slightly offset by a reduction in the average cost of funds of the portfolio.

        Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of our customer's credit risks. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. We expect our net interest margin to continue to decrease during the first half of 2002 due primarily to expected increases in finance charge charge offs during the first half of the year. The increase in finance charge charge offs is based on the current economic environment as well as the expected seasoning of the credit card accounts. We believe that our net interest margin may also decline in 2002 if the finance charges and late fees billed on our portfolio continue to decline, or if our weighted average cost of funds increases. We expect to mitigate part of the expected decline in our net interest margin by actively repricing certain accounts as part of our underwriting process mentioned above.

        Our operating ratio includes all costs of operating our business, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of loan growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, our internet technology and our database management system. The operating ratio increased in 2001 as compared to 2000. During 2001, we continued to build our internal infrastructure to accommodate anticipated growth in our receivables. Our actual growth in receivables was much lower than we anticipated. The expenses incurred were therefore a larger percentage as stated as a percentage of average managed loans. We expect our operating ratio to decline in 2002 as we implement certain cost cutting initiatives.

Asset Quality

        Our delinquency and net loan charge off rates at any point in time reflect the credit performance of our receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions affect our delinquency and charge off rates. The average age of our credit card account portfolio also affects the stability of delinquency and loss rates of the portfolio.

        Our strategy for managing delinquency and loan losses consists of active account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts.

        Delinquencies.    Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. See "—Net Charge offs."

        The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

	At or for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(% of Total)
Loans Delinquent:
30 to 59 days	4.6%	3.9%	4.2%	4.0%	3.9%	3.8%	3.4%	3.0%
60 to 89 days	3.3	3.1	3.3	2.7	3.1	2.8	2.4	2.4
90 or more	7.8	7.8	7.3	6.7	6.4	6.0	4.9	4.5

Total 30 or more	15.7%	14.8%	14.8%	13.4%	13.4%	12.6%	10.7%	9.9%
Total 60 or more	11.1%	10.9%	10.6%	9.4%	9.5%	8.8%	7.3%	6.9%

        The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

	At of for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(% of Total)
Originated Portfolio
Loans Delinquent:
30 to 59 days	4.5%	3.9%	4.1%	3.8%	3.5%	3.6%	3.3%	2.7%
60 to 89 days	3.4	3.1	3.3	2.6	3.0	2.7	2.3	2.1
90 or more	7.9	7.9	7.3	6.7	6.4	6.0	4.8	4.0

Total 30 or more	15.8%	14.9%	14.7%	13.1%	12.9%	12.3%	10.4%	8.8%
Total 60 or more	11.3%	11.0%	10.6%	9.3%	9.4%	8.7%	7.1%	6.1%
Purchased Portfolio
Loans Delinquent:
30 to 59 days	5.9%	4.4%	5.0%	5.7%	6.7%	5.4%	4.3%	4.4%
60 to 89 days	3.0	2.7	3.8	3.5	4.1	3.6	2.8	3.4
90 or more	5.5	6.4	7.4	7.4	7.1	5.7	5.5	6.4

Total 30 or more	14.4%	13.5%	16.2%	16.6%	17.9%	14.7%	12.6%	14.2%
Total 60 or more	8.5%	9.1%	11.2%	10.9%	11.2%	9.3%	8.3%	9.8%

        In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected to first be artificially low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio. Our delinquency rates have increased due primarily to the seasoning of significant growth in new receivables that occurred during 2000 and 1999 and the general economic conditions that prevailed during 2001. We are using our account management strategies on our portfolio, which are intended to reduce the expected increase in delinquency rates as our portfolio continues to mature.

        We purchased a portfolio during the quarter ended June 30, 1998. We converted the acquired portfolio to Aspire Visa accounts during the third quarter of 1998 and began using our account management strategies on the portfolio at that time. As these accounts season, delinquency rates are expected to climb and then level off.

        Net Charge offs.    Net charge offs include the principal amount of losses from customers unwilling or unable to pay their loan balance, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off loans when the loan becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer's bankruptcy or death and subsequent confirmation, if applicable.

        Approximately $87.5 million of the discount on our portfolio purchases during 1998 related to the credit quality of the remaining loans in the portfolio and reflected the difference between the purchased face amount and the future cash collections management expected to receive with respect to the purchased face amount. For purposes of reporting adjusted charge off ratios on managed loans below, this discount related to credit quality and was utilized to offset a portion of actual net charge offs. This amount was fully amortized as of June 30, 2001 and therefore, beginning with the quarter ended September 30, 2001, the actual and adjusted charge off ratios will be the same. The following table presents our net charge offs for the periods indicated on a managed loan portfolio basis:

	For the Three Months Ended
	2001				2000
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Selected Credit Card Data:
Average managed loans	$1,838,873	$1,745,136	$1,623,730	$1,574,554	$1,398,041	$1,256,239	$1,097,610	$963,939
Net charge offs	70,207	63,759	59,807	58,229	46,552	35,678	26,302	23,605
Adjusted net charge offs	70,207	63,759	59,434	58,126	46,132	34,525	25,346	20,229
Net charge off ratio	15.3%	14.6%	14.7%	14.8%	13.3%	11.4%	9.6%	9.8%
Adjusted charge off ratio	15.3%	14.6%	14.6%	14.8%	13.2%	11.0%	9.2%	8.4%

        As described above under delinquencies, as our portfolio matures, we expect charge off rates to also increase and then stabilize. Our adjusted charge off ratio increased during 2001 and 2000 due primarily to seasoning of our portfolio and a general slowing of the economy. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year. We expect our charge off rates to continue to increase as our portfolio seasons. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge off recovery efforts to minimize losses.

        Credit Losses.    For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income (loss) and the actual charge offs are included in income from retained interests in credit card receivables securitized. In evaluating credit losses, we take into consideration several factors, including (1) historical charge off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. As we have securitized our receivables, we have removed them from our balance sheet.

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

        At December 31, 2001, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At December 31, 2001, our securitizations had $1.5 billion in variable rate, interest-bearing liabilities, payable to investors compared to $1.2 billion as of December 31, 2000. Since both our managed interest-earning assets and our managed interest-bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

        We finance our business through cash flows from operations, asset securitizations and the issuance of equity:

  •
  During the twelve months ended December 31, 2001, we generated approximately $63.4 million in cash flow from operations.

  •
  In December 2001, we issued 30,000 shares (aggregate initial liquidation preference $30 million) of our Series A Preferred Stock and 10,000 shares (aggregate initial liquidation preference $10 million) of our Series B Preferred Stock in a private placement. Net proceeds were $39.5 million. Dividends on the preferred stock accumulate at the rate of 10% per annum and are payable quarterly, in arrears, in cash or, at our option, by an increase in the accretive value of the preferred stock. We can require the conversion of the preferred stock commencing December 2004 if the market price per common share is at least 200% of the initial conversion price ($9.14 per share, subject to anti-dilution adjustment). We can redeem the Series A Preferred Stock for cash after 5 years, or upon a change of control, provided all accrued dividends are paid; the Series B Preferred Stock does not have a cash redemption feature.

  •
  During the fourth quarter of 2001, we sold approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million. The remaining $9.6 million difference is a loss on sale under the provisions of Statement No. 140 and is included in our securitization loss for 2001. Prior to the fourth quarter of 2001, we did not sell any retained interests in credit card receivables securitized at a discount face value. See "Net Securitization Income (Loss) and Income from Retained Interests in Credit Card Receivables Securitized" for a more detailed description of these transactions.

  •
  As of December 31, 2001, we had total securitization facilities of $2.0 billion and had used approximately $1.5 billion of these facilities. These facilities include the outstanding amounts on two floating rate three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000.

Maturity Date	Facility Limit
(in millions)
April 2002	$221.2
May 2002	200.0
October 2002	306.0
March 2003(1)	250.0
September 2003(2)	627.4
July 2004(3)	441.5

$2,046.1

    (1)  Subsequent to December 31, 2001, this facility was renewed from March 2002 to March 2003.

    (2)  Represents the expected principal payment date; however, collections on the receivables could be accumulated for the benefit of this facility and not available to us to fund new purchases as early as September 2002.

    (3)  Represents the expected principal payment date; however, collections on the receivables could be accumulated for the benefit of this facility and not available to us to fund new purchases as early as July 2003.

  •
  Until January 2002, we had a $25.0 million revolving credit facility. As of December 31, 2001, $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer. This agreement expired in January 2002 and was paid in full.

  •
  Both in our April 1999 initial public offering and in a February 2000 follow-on public offering we issued common stock, raising net proceeds of $62.8 million and $146.4 million before offering expenses, respectively.

        Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. With the exception of the three-year securitizations that we completed in July 2001 and August 2000, most are one-year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annual yield or a decline in the payment rate, and in each case, below certain rates, or an increase in delinquencies or charge offs above certain rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Operations—Credit Card Securitizations."

        Absent changes in the manner in which we securitize credit card receivables, we believe that our asset securitizations and cash flow from operations generally will provide adequate liquidity for our business at its current level. However, in order for us to continue growing our business, we will need additional sources of liquidity to fund our retained interest portion of the growth. In addition, should the terms of the securitizations available to us become less favorable, we also will need additional sources of liquidity to fund our retained interests. We are particularly concerned about the continued availability of securitizations on terms previously available to us given the recent poor performance of several of our competitors and the impact of their performance on the marketplace for securitizations.

        During the fourth quarter of 2001, we needed additional liquidity to fund our operations, potentially pay off our revolving credit facility if it was not renewed in January 2002, and to fund the growth in our retained interests in our securitizations. As previously noted, we sold $40.0 million of preferred stock and we also sold approximately $36.3 million of our retained interest in our securitizations at a substantial discount. We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to be prepared for adverse changes in the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, or the issuance of debt or equity. We expect to explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to adverse changes in the securitization marketplace.

Recent Accounting Pronouncements

        In September 2000, the FASB issued Statement No. 140, accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. As required, the Company has applied the new rules prospectively to transactions beginning after March 31, 2001.

        In July 2001, the FASB issued Statement No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under Statement No. 141, the pooling of interests method of accounting for business combinations is eliminated. Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We do not believe that implementation of either Statement No. 141 or 142 will have a material impact on our financial statements.

Critical Accounting Policies

        Our financial statements are prepared in accordance with Generally Accepted Accounting Principles. These principles are numerous and complex. Our significant accounting policies are summarized in the footnotes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application, or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. However, described below are the two areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements.

        Valuation of Retained Interests.    By far, the most significant aspect of our business is the credit card receivables that we originate, purchase and manage. As of December 31, 2001, there were approximately $1.9 billion of credit card receivables underlying our securitization program. We reflect our retained interest in the credit card receivables as an asset in our financial statements. The value of this asset is critical to our financial performance and condition. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including payment rate, credit loss rate and, more generally, have to estimate an appropriate discount rate. Some of these factors and the hypothetical impact of our having used other amounts for these factors are summarized in Note 4 to our consolidated financial statements, and we urge you to carefully consider that note.

        Non Consolidation of Special Purpose Entities.    As described above, we securitize substantially all of our credit card receivables. In general these securitizations involve the sale of credit card receivables by CompuCredit to "special purpose entities" and the issuance by the SPEs of securities. SPEs are governed by extremely complex documentation, and we have filed the significant documentation for the SPEs that we have established as exhibits to our SEC filings. Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, governs how we account for the SPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—i.e., it is required to "consolidate" those assets and liabilities and any related transactions—and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

        We have reviewed the criteria provided in Statement No. 140 and believe that we have surrendered control with respect to the receivables and the SPEs that we have established. Statement No. 140 states that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met:

  •
  The transferred assets have been isolated from the transferor, even in bankruptcy or other receivership.

  •
  The transferee is a qualifying SPE and the holders of the beneficial interests can transfer their interests.

  •
  The transferor does not have an agreement to repurchase the transferred assets or the beneficial interests issued by the SPE.

  •
  The transferor cannot cause the SPE to return specific assets.

        Since the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control, and as such not qualify as a sale. In that event, the credit card receivables that we have transferred to SPEs (approximately $1.9 billion) would be treated as assets on our financial statements, the securities issued (proceeds raised totaling approximately $1.5 billion) would be treated as liabilities on our balance sheet (as secured borrowings), and no gain or loss would be recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although barring unforeseen diminution in the value of the credit card receivables in the SPEs, it should not materially impact our cash flow.

        The Financial Accounting Standards Board and the SEC are both examining whether changes to Statement No. 140 and related accounting principles are appropriate in light of recent well-publicized abuses of SPEs. As a result, it is possible that these principles will be modified in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements in "Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DIASGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Previously reported on Form 8-K filed with the SEC on March 19, 2002, as amended by Form 8-K/A filed with the SEC on March 20, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors appearing under the caption "Proposal One—Election of Directors" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference. Information regarding executive officers appearing under the caption "Executive Officers of CompuCredit" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference. Information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information appearing under the caption "Executive and Director Compensation," including the "Summary Compensation Table" and the "Option Grants Table," in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain related transactions appearing under the caption "Related Party Transactions" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report.

  (a)
  1. Financial Statements

      2. Financial Statement Schedules

      None.

      3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1	Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 27, 1998, Form S-1, exhibit 3.1
3.1(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)
3.1(b)	Articles of Amendment creating Series A Preferred Stock and Series B Preferred Stock	December 28, 2001, Form 8-K, exhibit 3.3
3.2	Second Amended and Restated Bylaws of CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1	Form of certificate representing shares of the Registrant's common stock.	August 27, 1998, Form S-1, exhibit 4.1
10.1	Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and Richard R. House, Jr.	August 27, 1998, Form S-1, exhibit 10.1
10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2(a)†	CompuCredit Corporation's 2000 Stock Option Plan	March 30, 2001, Form DEF 14A, Appendix A
10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3

10.4†	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5†	Employment Agreement between CompuCredit Corporation and Ashley L. Johnson.	March 30, 2001, Form 10-K, exhibit 10.3(b)
10.6†	Employment Agreement between CompuCredit Corporation and David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.7†	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.8	Asset purchase agreement, dated as of May 11, 2001 by and among CompuCredit Corporation, VSx, Corporation and James A. Eckstein.	Filed herewith
10.8(a)	Agreement, dated as of May 11, 2001, by and among CompuCredit Corporation, Visionary Systems, Inc. and James A. Eckstein.	Filed herewith
10.9*	Affinity Card Agreement, dated as of January 6, 1997, between Columbus Bank and Trust Company and CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.1
10.9(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.2
10.9(b)	Amendment to Affinity Card Agreement, dated as of August 1, 1998, by and among Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.3
10.9(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.4
10.9(d)	Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.5
10.9(e)	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.	March 30, 2001, Form 10-K, exhibit 10.5.6
10.9(f)	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	March 30, 2001, Form 10-K, exhibit 10.5.7

10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.10(a)	First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 10.1(a)
10.10(b)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	September 30, 2000, Form 10-Q, exhibit 10.2
10.11(a)	First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.11(b)	Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.12	Master Indenture, dated as of December 28, 2000, among CompuCredit Credit Card Master Note Business Trust II, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	March 30, 2001, Form 10-K, exhibit 10.9
10.12(a)	Form of Indenture Supplement to the Master Indenture, dated as of December 28, 2000	March 30, 2001, Form 10-K, exhibit 10.10
10.13	Transfer and Servicing Agreement, dated as of October 20, 2000, among CompuCredit Funding Corp. II, as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust II, as Issuer, and The Bank of New York, as Indenture Trustee.	March 30, 2001, Form 10-K, exhibit 10.11
10.14	Securities Purchase Agreement (J.P. Morgan Corsair II Capital Partners, L.P., J.P. Morgan Capital, L.P., Winding Creek, L.P. and Paladin Capital Partners Fund, L.P.) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.12
10.15	Securities Purchase Agreement (Rainbow Trust One and Rainbow Trust Two) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.13
10.16	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14

21.1	Subsidiaries of the Registrant.	March 30, 2001, Form 10-K, exhibit 21.1
23.1	Consent of Ernst & Young LLP.	Filed herewith

*
Confidential treatment has been granted with respect to portions of this exhibit.

†
Management contract, compensatory plan or arrangement.

(b)
Reports on Form 8-K.

        Current Report on Form 8-K dated December 28, 2001, relating to issuance of Series A Preferred Stock and Series B Preferred Stock.

COMPUCREDIT CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors

         The Board of Directors
CompuCredit Corporation

        We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuCredit Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia
March 26, 2002

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2001	2000
	(Dollars in thousands)
Assets
Cash and cash equivalents	$55,746	$68,980
Retained interests in credit card receivables securitized	358,889	325,583
Accrued interest and fees	32,928	24,569

Net credit card receivables	391,817	350,152
Amounts due from securitization	20,996	11,735
Deferred costs, net	17,862	8,332
Software, furniture, fixtures and equipment, net	34,522	14,268
Prepaid expenses	1,540	5,540
Other assets	13,974	11,498

Total assets	$536,457	$470,505

Liabilities
Accounts payable and accrued expenses	$28,321	$21,531
Notes payable	16,517	—
Deferred revenue	13,820	9,217
Income tax liability	31,320	35,576

Total liabilities	89,978	66,324
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 0 shares issued and outstanding at December 31, 2001 and 2000, respectively	29,512	—
Series B preferred stock, 10,000 and 0 shares issued and outstanding at December 31, 2001 and 2000, respectively	10,000	—
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 and 46,514,639 issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Additional paid-in capital	240,352	239,789
Note issued to purchase stock	(500)	—
Retained earnings	167,115	164,392

Total shareholders' equity	446,479	404,181

Total liabilities and shareholders' equity	$536,457	$470,505

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Interest income	$2,347	$7,091	$2,152
Interest expense	317	—	—

Net interest income	2,030	7,091	2,152

Other operating income:
Securitization (loss) income, net	(8,400)	11,778	12,470
Income from retained interests in credit card receivables securitized	11,328	113,944	88,800
Servicing income	6,018	7,705	8,893
Other credit card fees	89,553	53,165	19,506
Interchange fees	22,780	19,880	9,202
Ancillary products	30,592	28,497	17,731

Total other operating income	151,871	234,969	156,602
Other operating expense:
Salaries and benefits	12,161	5,833	3,094
Credit card servicing	62,374	28,320	9,009
Marketing and solicitation	29,931	59,509	33,234
Professional fees	3,659	2,255	1,660
Data processing	10,558	4,519	2,745
Net occupancy	3,875	1,160	737
Ancillary product expense	10,121	8,501	6,758
Other	16,810	7,808	3,147

Total other operating expense	149,489	117,905	60,384
Income before income taxes	4,412	124,155	98,370

Income taxes	(1,545)	(41,781)	(34,267)
Net income	$2,867	$82,374	$64,103

Net income attributable to common shareholders	$2,723	$82,374	$63,521

Net income per common share-basic(1)	$0.06	$1.80	$1.61
Net income per common share-assuming dilution(1)	$0.06	$1.79	$1.61

(1)
After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2001, 2000 and 1999

	Common Stock
			Additional Paid-In Capital	Preferred Stock	Other Changes In Equity	Retained Earnings (Deficit)	Total Shareholders' Equity
	Shares(1)	Amount
	(Dollars in thousands)
Balance at December 31, 1998	34,168,193	—	10,532	20,000	—	22,744	53,276
Conversion of preferred stock	1,916,532	—	20,000	(20,000)	—	—	—
Issuance of common stock	5,750,000	—	62,842	—	—	—	62,842
Cash dividend paid by pooled company	—	—	—	—	—	(4,000)	(4,000)
Net income	—	—	—	—	—	64,103	64,103

Balance at December 31, 1999	41,834,725	$—	$93,374	$—	—	$82,847	$176,221
Issuance of common stock	4,600,000	—	145,242	—	—	—	145,242
Stock options exercised	79,914	—	1,173	—	—	—	1,173
Cash dividend paid by pooled company	—	—	—	—	—	(829)	(829)
Net income	—	—	—	—	—	82,374	82,374

Balance at December 31, 2000	46,514,639	$—	$239,789	$—	—	$164,392	$404,181
Issuance of Series A preferred stock	—	—	—	29,512	—	—	29,512
Issuance of Series B preferred stock	—	—	—	10,000	—	—	10,000
Preferred dividends	—	—	—	—	—	(144)	(144)
Issuance of common stock	44,526	—	563	—	—	—	563
Note issued to purchase stock	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	2,867	2,867

Balance at December 31, 2001	46,559,165	$—	$240,352	$39,512	$(500)	$167,115	$446,479

(1)
After giving retroactive effect to the 15.2-for-1 stock split effective April 28, 1999.

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Operating activities
Net income	$2,867	$82,374	$64,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,802	4,273	1,598
Amortization expense	8,318	4,935	1,704
Securitization (income) loss	8,400	(11,778)	(12,470)
Retained interests income adjustment, net	61,870	3,890	25,911
Changes in assets and liabilities:
Decrease (increase) in restricted cash	—	10,000	(10,000)
Increase in accrued interest and fees	(8,359)	(14,740)	(7,849)
Decrease (increase) in amounts due from securitization	(9,261)	276	(8,767)
Increase in deferred costs	(20,440)	(12,023)	(3,156)
(Increase) decrease in prepaid expenses	4,000	(3,799)	(1,523)
(Decrease) increase in amounts due to securitization	—	—	(10,774)
Increase in accrued expenses	8,307	10,954	5,656
Increase in deferred revenue	4,602	2,616	2,733
Increase (decrease) in income tax liability	(4,255)	3,424	16,672
Other	(2,476)	(5,778)	(4,059)

Net cash provided by operating activities	63,375	74,624	59,779
Investing activities
Net loans originated or purchased	(471,764)	(754,929)	(561,887)
Recoveries of loans previously charged off	25,995	11,852	420
Net proceeds from securitization of loans	331,765	576,344	406,175
Proceeds from retained interests in credit card receivables securitized	13,019	15,602	42,055
Purchases of and development of software, furniture, fixtures and equipment	(30,055)	(11,936)	(6,258)

Net cash used in investing activities	(131,040)	(163,067)	(119,495)
Financing activities
Proceeds from issuance of preferred stock	39,512	—	—
Preferred dividends	(144)	—	—
Proceeds from issuance of common stock and capital contributions	563	145,242	62,842
Cash dividend paid by pooled company	—	(829)	(4,000)
Note issued to purchase stock	(500)	—	—
Proceeds from exercise of stock options	—	1,173	—
Proceeds from revolving credit facility	15,000	—	—

Net cash provided by financing activities	54,431	145,586	58,842
Net (decrease) increase in cash	$(13,234)	$57,143	$(874)

Cash and cash equivalents at beginning of year	68,980	11,837	12,711
Cash and cash equivalents at end of year	$55,746	$68,980	$11,837

Supplemental cash flow information
Cash paid for interest	$200	$—	$—
Cash paid for income taxes	$5,800	$27,000	$17,595

See accompanying notes.

1.    Organization and Basis of Presentation

        The consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, "the Company"). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. CompuCredit markets unsecured general purpose credit cards through direct mail, telemarketing, television and on the internet. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts. The Company also markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to the Company as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized.

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

Asset Securitization

        The Company has securitized a substantial portion of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Interest and late fee income on loans is a component of income from retained interests in credit card receivables securitized and is recognized as revenue when charged to the cardholder's account. Income from retained interests in credit card receivables securitized is also net of principal charge offs, interest expense paid to the investors and certain servicing expenses. We bill interest and late fees in accordance with the terms of the applicable cardholder agreements until the balance is either paid off or charges off. The accrued interest and late fee portion of charged off loan balances are deducted from current period interest and late fee income.

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains are recognized at the time of each sale. "See Recently Issued Accounting Standards." These gains or losses on sales of receivables depends in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

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

Deferred Costs

        The principal components of deferred costs include certain costs paid to third parties related to its credit card receivables securitizations and direct loan origination costs. Deferred securitization costs include legal fees and fees incurred for services provided for establishing securitization facilities that have ongoing benefit to the Company, such as the master trust used for future securitizations, which result in ongoing securitization income to the Company. These capitalized securitization costs are amortized over periods of two to three years. Direct loan origination costs are deferred and amortized against credit card fee income on a straight-line basis over the one-year period to which the costs pertain.

Software Development, Furniture, Fixtures, and Equipment

        The Company capitalizes certain costs related to internal development and implementation of software used in operating activities of the Company in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development, furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the assets, which is approximately 3 years for software and 5 years for furniture and fixtures.

Credit Card Fees

        Credit card fees include annual membership, overlimit, returned check, cash advance transaction fees and other fees. These fees are assessed according to the terms of the related cardholder agreements and, except for annual fees, are recognized as revenue when charged to the cardholder's account. Accrued interest and late fees as well as the credit card portion of charged off loan balances are deducted from current income. As noted above in "Deferred Costs," direct loan origination costs are amortized against credit card fee income.

Ancillary Product Revenue

        The Company offers various fee-based products and services to its customers, including memberships, insurance products and subscription services. The Company earns fees by marketing its own third party products to its customers. When the Company markets its own products, the fees are recorded as deferred revenue upon the customer's acceptance of the product and amortized on a straight-line basis over the life of the product, net of estimated cancellations. When the Company markets products for third parties, the revenue is recognized when earned.

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

Recent Accounting Pronouncements

        In September 2000, the FASB issued Statement No. 140, accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. The Company has applied the new rules prospectively to transactions beginning after March 31, 2001. The effect of adoption of this statement was immaterial.

        In July 2001, the FASB issued Statement No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under Statement No. 141, the pooling of interests method of accounting for business combinations is eliminated. Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The effect of adoption of these statements was immaterial.

3.    Shareholders' Equity

        In April and May of 1999, the Company completed its initial public offering and received net proceeds of $62.8 million. In connection with the offering, all of the outstanding preferred stock, including accrued dividends, was exchanged for 1,916,532 shares of common stock. In February 2000, the Company completed a follow-on public offering and received net proceeds of $145.2 million.

        In April of 2000, the Company acquired Citadel Group, Inc. of Daytona Beach, Florida. Citadel currently markets fee-based products and services to the Company's cardholders. The transaction was accounted for as a pooling of interests through the exchange of 1,783,333 shares of the Company's common stock for all of the outstanding stock of Citadel. The consolidated financial statements of the Company have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

        In December 2001, the Company issued 30,000 shares (aggregate initial liquidation preference $30 million) of its Series A Preferred Stock and 10,000 shares (aggregate initial liquidation preference $10 million) of its Series B Preferred Stock in a private placement. Net proceeds were $39.5 million. Dividends on the preferred stock accumulate at the rate of 10% per annum and are payable quarterly, in arrears, in cash or, at the Company's option, by an increase in the accretive value of the preferred stock. The dividend rate will increase if the shares are still outstanding after five years. In general, each outstanding share of preferred stock entitles the holder to that number of votes equal to the number of shares of common stock into which the holder's shares of preferred stock could be converted at the time of the vote, subject (solely for purposes of determining the number of votes) to a floor on the conversion price of $9.01 per share. The preferred stock is convertible into common stock at the holders option. The holders are entitled to traditional weighted average anti-dilution rights (i.e. for stock splits, the issuance or sale of equity securities, etc.). The Company can require the conversion of the preferred stock commencing December 2004 if the market price per common share is at least 200% of the initial conversion price ($9.14 per share, subject to anti-dilution adjustment). The Company can redeem the Series A Preferred Stock for cash after 5 years, or upon a change of control, provided all accrued dividends are paid; the Series B Preferred Stock does not have a cash redemption feature.

4.    Securitizations

        The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust and the CompuCredit Credit Card Master Note Business Trust II (collectively, the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. Generally Accepted Accounting Principles require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. As of December 31, 2001 the Company receives servicing fees equal to either the cost of servicing the portfolio plus 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization structure. The Company either performs the servicing or contracts with third party service providers.

        The table below summarizes all of the Company's securitization activity:

	For the year ended December 31,
	2001	2000
	(In thousands)
Proceeds from securitizations	$344,784	$591,946
Excess cash flows received on retained interests	202,350	155,000
Pretax securitization income (loss)	(8,400)	11,778

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        As an additional credit enhancement on CompuCredit's securitization structures associated with its purchased receivables. CompuCredit pays a portion of the excess cash collected on the receivables to the investors as an accelerated amortization payment. This excess cash that the Company paid to the investors totaled $13.0 million and $15.6 million for the years ended December 31, 2001 and 2000, respectively. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

        The pretax securitization income (loss) recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the loan becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

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

        Our retained interests in credit card receivables securitized include the following:

	At December 31,
	2001	2000	1999
	(In thousands)
I/O strip	$84,390	$52,249	$28,557
Servicing liability	(38,123)	(21,807)	(11,397)

Net I/O strip	46,267	30,442	17,160
Fair value of Seller's Interest	312,622	295,141	148,412

Retained interests in credit card receivables securitized	$358,889	$325,583	$165,572

        Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of our rights to future income from the portfolio. The servicing liability reflects the fair value of the cost to service the portfolio above and beyond the servicing income we expect to receive from the securitization. The increase in our retained interests from 2000 to 2001 and from 1999 to 2000 is a function of the increase in the total receivables securitized at the end of each of the stated years.

        Changes in any of these assumptions used to value our retained interests could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each year are presented below:

	December 31,
	2001	2000
Payment rate (monthly)	8.0%	8.8%
Expected credit loss rate (annualized)	16.7	10.9
Residual cashflows discount rate	34.9	16.7
Servicing liability discount rate	14.0	16.7

        The changes in the weighted average discount rate assumptions from December 31, 2000 to December 31, 2001 are reflective of the characteristics of the sales of retained interests that occurred during the fourth quarter of 2001. During the fourth quarter of 2001, the Company sold approximately $36.3 million of its retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million in two transactions. The $9.6 million difference is a loss on sale under the provision of Statement No. 140 and is included in our securitizations loss for 2001. As a result of these transactions, the Company increased its residual cash flow discount rate from 16.7% in December 31, 2000 to 34.9% in 2001. The increase in the residual discount cash flow discount rate approximates the Company's estimates of the interest rate implicit in these transactions and reflects the general economic environment during the fourth quarter of 2001. The increase in the expected credit loss rate is primarily due to the seasoning of the portfolio. The return to the investors in the securitizations is based on management's estimates of forward yield curves.

        At December 31, 2001, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card loans
Payment rate (monthly)	8.0%
Impact on fair value of 5% adverse change	$(627)
Impact on fair value of 10% adverse change	$(1,532)
Expected credit loss rate (annualized)	16.7%
Impact on fair value of 5% adverse change	$(5,775)
Impact on fair value of 10% adverse change	$(11,516)
Residual cashflows discount rate	34.9%
Impact on fair value of 5% adverse change	$(2,018)
Impact on fair value of 10% adverse change	$(4,056)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(67)
Impact on fair value of 10% adverse change	$(134)

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

        The Company's managed loan portfolio is comprised of retained interests in loans securitized and the investors share of securitized credit card loans. The investors share of securitized credit card loans is not an asset of the Company. Therefore, they are not included in the Company's consolidated balance sheets. The principal balances outstanding as of December 31, 2001 and 2000, were $1.7 billion and $1.4 billion, respectively. The following table summarizes the balances included in the CompuCredit's managed loan portfolio.

	December 31,
	2001	2000
	(In thousands)
Investors' interests in loans securitized—Not included on Balance Sheet	$1,523,839	$1,229,491
Face amount of credit card receivables underlying Seller's Interest(1)	368,003	298,881

Total managed loans	$1,891,842	$1,528,372

    (1) The amount noted above is calculated as the total face value of the credit card receivables underlying our securitizations less the investors interests in loans securitized. The fair value of the Seller's Interest is a component of our Retained Interest in Credit Card Receivables Securitized on our Balance Sheet and is disclosed earlier in this footnote.

5.    Software, Furniture, Fixtures, and Equipment

        Software, furniture, fixtures and equipment consist of the following:

	December 31,
	2001	2000
	(In thousands)
Software	$28,922	$11,364
Furniture and fixtures	3,619	1,860
Data processing and telephone equipment	13,368	6,980
Leasehold improvements	4,821	577

Total cost	50,730	20,781
Less accumulated depreciation	(16,208)	(6,513)

Software, furniture, fixtures, and equipment, net	$34,522	$14,268

6.    Leases

        The Company leases premises and equipment under cancelable and noncancelable leases, some of which contain renewal options under various terms. Total rental expense was $3,858,000 and $1,238,000 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the future minimum rental commitments for all noncancelable leases with initial or remaining terms of more than one year are as follows (in thousands):

2002	$4,536
2003	4,673
2004	4,731
2005	4,352
2006	3,612
Thereafter	17,607

$39,511

7.    Borrowings

        Until January 2002, the Company had a $25.0 million one-year revolving credit facility. As of December 31, 2001, $15.0 million was outstanding under this facility at a rate of 4.75% and $10.0 million was reserved for a letter of credit in favor of a third party servicer. As of December 31, 2000, the revolving credit facility was unused; however, $5 million was reserved for a letter of credit in favor of a third party servicer. This agreement expired in January 2002 and was paid in full.

8.    Commitments and Contingencies

        The Company enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card receivables. These financial instruments consist of commitments to extend credit totaling approximately $4.4 billion and $4.1 billion, at December 31, 2001 and 2000, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

        CompuCredit, David Hanna, our Chief Executive Officer, and Brett Samsky, our Chief Financial Officer from our inception until January 2001, are defendants in a class action lawsuit pending in the Federal District Court for the Northern District of Georgia, Case No. 1:00-CV-2930-BBM. This lawsuit arose from the decline in the market value of our common stock on October 25, 2000, and alleges that prior to that date CompuCredit, Mr. Hanna and Mr. Samsky made false and misleading statements in violation of Federal securities laws. The lawsuit seeks compensatory monetary damages and legal fees. In July 2001, we filed a motion to dismiss the lawsuit. On February 19, 2002, the court granted our motion to dismiss, but allowed the plaintiffs to file a motion seeking leave to amend their complaint. On March 22, 2002, the plaintiffs filed a motion requesting additional time to amend their complaint. That motion is pending. We still maintain our position that we do not believe that this lawsuit has any merit, and we intend to continue to defend it vigorously. We do not believe that the lawsuit is reasonably likely to have a material adverse effect on our financial position or results of operations. In addition, we could become involved in litigation from time to time relating to claims arising in the ordinary course of our business.

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

        The current and deferred portions of federal and state income tax expense are as follows:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Federal income tax expense:
Current tax expense	$15,430	$31,292	$12,698
Deferred tax expense	(13,885)	10,489	21,569

Total federal income tax expense	1,545	41,781	34,267
State income tax expense:
Current tax expense	—	—	—
Deferred tax expense	—	—	—

Total state income tax expense	—	—	—

Total income tax expense	$1,545	$41,781	$34,267

        Income tax expense differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of the following:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Taxes at statutory rate	$1,545	$43,454	$32,647
Increase in income taxes resulting from:
Miscellaneous permanent differences	—	(1,673)	1,620

Total income tax expense	$1,545	$41,781	$34,267

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	December 31,
	2001	2000
	(In thousands)
Deferred tax liabilities:
Prepaid expenses	$(267)	$(1,647)
Cash advance fees	(5,184)	(4,358)
Software development costs	(5,654)	(2,310)
Deferred costs	(3,501)	(1,366)
Gain on securitization	(8,194)	(27,033)

Net deferred tax liability	$(22,800)	$(36,714)

10.  Earnings Per Share

        The following table sets forth the computation of basic earnings per share:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Numerator:
Net income	$2,867	$82,374	$64,103
Preferred stock dividends	(144)	—	(582)

Income attributable to common shareholders	$2,723	$82,374	63,521
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	46,542	45,886	39,363
Effect of dilutive stock options	79	184	76

Denominator for diluted earnings per share-adjusted weighted-average shares	46,621	46,070	39,439
Basic earnings per share	$0.06	$1.80	$1.61
Diluted earnings per share	$0.06	$1.79	$1.61

        The preferred shares were not included in the denominator because their inclusion would have been anti-dilutive.

11.  Stock Options

        The Company has two Stock Option Plans, the 1998 Stock Option Plan ("1998 Plan") and the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan was approved by the Board of Directors in October 2000 and ratified by shareholders at the 2001 annual meeting. Under the 1998 and the 2000 Plans, the Company may grant shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. The maximum number of shares of common stock that may be granted under the 1998 plan is 1,200,000 shares and the maximum number of common stock that may be issued under the 2000 plan is 1,200,000 shares. Information related to options outstanding under the Plans are as follows:

	For the year ended December 31,
	2001		2000		1999
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,320,260	$37.85	364,790	$15.48	60,724	$12.35
Granted	633,150	8.76	1,040,701	43.81	304,066	16.10
Exercised	—	—	(79,914)	14.68	—	—
Cancelled/Forfeited	(66,659)	28.08	(5,317)	17.76	—	—

Outstanding at end of year	1,886,751	28.33	1,320,260	$37.85	364,790	$15.48

        The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00—$12.00	607,850	4.80	$8.60	103,365	$11.64
$12.00—$25.00	307,610	3.25	14.97	108,447	17.07
$25.01—$38.00	227,791	3.16	34.31	33,202	34.12
$38.01—$50.00	735,000	3.75	48.06	5,001	46.69
$50.01—$62.00	8,500	3.75	57.43	2,835	57.43

	1,886,751	3.94	$28.33	252,850	$18.13

        As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company did not recognize any compensation expense for stock-based employee compensation awards for the years ended December 31, 2001, 2000 and 1999.

        If the Company had recognized compensation expense in accordance with Statement 123, net income (loss) and net income (loss) per share would have been $(5,069,000) and $(0.11) per share basic and diluted, for the year ended December 31, 2001, $79,235,000 and $1.72 on a diluted basis or $1.73 per share on a basic basis, for the year ended December 31, 2000 and $63,728,000 and $1.60 per share basic and diluted, for the year ended December 31, 1999. Since adjusted compensation costs relate to all periods over which the grants vest, the initial impact on the Company's adjusted net income may not be representative of compensation costs in subsequent years, when the effect of the amortization of multiple awards would be reflected. The per share weighted average fair value of stock options granted during 2001 was $6.15, using the Black-Scholes option pricing model. The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions for 2001: Risk free interest rate-4.2%, expected life of the options-5.0 years, expected volatility-85% and expected dividends (as a percent of the fair value of the stock)- 0%. The December 31, 1999 amounts have been restated to reflect the pooling of interests with Citadel Group Inc.

12.  Employee Benefit Plans

        The Company has a 401(k) plan and an Employee Stock Purchase Plan. All employees on that date and persons who become full-time employees after that date who have completed one year of employment and at least 1,000 hours of service are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by the Company, which amounted to approximately $136,000 in 2001 and $70,000 in 2000.

        The Company has an Employee Stock Purchase Plan ("ESPP"). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the purchase plan is approximately 85% of the fair market value per share of the Company's common stock on the last day of the offering period. Employees contributed approximately $318,000 to purchase 44,790 shares of common stock under the ESPP during 2001 and approximately $200,000 to purchase 8,500 shares of common stock under the ESPP during 2000. The ESPP covers up to 150,000 shares of common stock. The Company's charge to expense associated with the Employee Stock Purchase Plan for 2001 was approximately $50,000 in 2001 and $35,000 in 2000.

13.  Related Party Transactions

        The Series A Preferred Stock that was issued in December 2001 was issued to a group of investors that includes J.P. Morgan Corsair II Capital Partners, L.P. and Paladin Capital Partners Fund, L.P. ("Paladin"). J.P. Morgan Corsair II Capital Partners is a holder of greater than 5% of the Company's outstanding common stock. CompuCredit issued 4,808 shares of its Series A Preferred Stock to Paladin for an aggregate purchase price of approximately $4.8 million. In addition to the preferred stock investment noted above, during the fourth quarter of 2001 Paladin purchased approximately $27 million of our retained interests in credit card receivables securitized for approximately $20 million. Paladin is an affiliate of an entity controlled by Mr. Frank J. Hanna, Jr., who is the father of the Company's Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III.

        In December 2001 the Company also issued 10,000 shares of Series B Preferred Stock, in a private placement, for an aggregate purchase price of $10 million. The Series B Preferred Stock was issued to entities controlled by David G. Hanna and Frank J. Hanna, III.

        The holders of the Series A Preferred Stock, Series B Preferred Stock, certain holders of common stock and the Company, entered into a Shareholders Agreement whereby (in addition to the provisions described in Note 3) (i) the holders of the Series A Preferred Stock are entitled to participate in a sale or transfer of securities of CompuCredit by Frank J. Hanna, III, David G. Hanna (being the holders of the Series B Preferred Stock), and certain other Common Stock holders that in the aggregate are equal to 25% or more of the outstanding shares of common stock, on a fully diluted basis and (ii) the holders of the Preferred Stock are entitled to registration rights, such that their converted shares of common stock may be registered by CompuCredit on a registration statement filed with the SEC.

        Under a shareholders agreement that the Company entered into with David G. Hanna, a trust of which David G. Hanna is the sole trustee, Frank J. Hanna, III, a trust of which Frank J. Hanna, III is the sole trustee, Richard R. House, Jr. (the Company's President) and Richard W. Gilbert (the Company's Chief Operating Officer and Vice Chairman), following the Company's initial public offering, (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.7% of Visionary Systems, Inc., or VSI, the third party developer of the Company's database management system. During 2001, the Company paid approximately $20.1 million to VSI and its subsidiaries for software development, loan origination, consulting services, intellectual property and two patents. In connection with the purchase of intellectual property, the Company entered into a promissory note of $1.4 million, due in January 2002. This promissory note was paid off in January 2002. During 2001, the Company loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate, is due in January 2005 and approximately $1.0 million was outstanding as of December 31, 2001. During 2000, the Company paid approximately $6.8 million to VSI for software development and consulting services.

        During 2001, the Company began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for 2001 was approximately $26,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 29, 2002.

COMPUCREDIT CORPORATION
By:	/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2002
/s/ ASHLEY L. JOHNSON Ashley L. Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ PETER L. BRIGER, JR. Peter L. Briger, Jr.	Director	March 29, 2002
/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 29, 2002
/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 29, 2002
/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 29, 2002
/s/ RICHARD E. HUDDLESTON Richard E. Huddleston	Director	March 29, 2002
/s/ GAIL COUTCHER-HUGHES Gail Coutcher-Hughes	Director	March 29, 2002
/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 29, 2002
/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 29, 2002
/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 29, 2002

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
PART IV
COMPUCREDIT CORPORATION INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity For the years ended December 31, 2001, 2000 and 1999
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows
SIGNATURES