Form 10-Q
period 2002-03-31
COMPUCREDIT CORP
filed 2002-05-15
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

YES    ☒              NO    ☐

The number of shares outstanding of the issuer’s only class of Common Stock, no par value, (the “Common Stock”), as of April 30, 2002 was 46,559,165 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

March 31, 2002

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$48,060	$55,746
Restricted cash	10,000	—

Retained interests in credit card receivables securitized	349,000	358,889
Accrued interest and fees	29,961	32,928
Net credit card receivables	378,961	391,817

Amounts due from securitization	15,049	20,996
Deferred costs, net	14,400	17,862
Software, furniture, fixtures and equipment, net	33,021	34,522
Prepaid expenses	1,407	1,540
Other assets	11,765	13,974
Total assets	$512,663	$536,457

Liabilities
Accounts payable and accrued expenses	$22,473	$28,321
Notes payable	—	16,517
Deferred revenue	13,306	13,820
Income tax liability	28,459	31,320
Total liabilities	64,238	89,978

Shareholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 30,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	30,103	29,512
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	10,247	10,000
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 and 46,559,165 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	240,352	240,352
Note issued to purchase stock	(500)	(500)
Retained earnings	168,223	167,115
Total shareholders’ equity	448,425	446,479
Total liabilities and shareholders’ equity	$512,663	$536,457

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$365	$1,009
Interest expense	60	—
Net interest income	305	1,009
Other operating income:
Securitization income, net	—	266
Income from retained interests in credit card receivables securitized	5,702	15,445
Servicing income	1,285	1,687
Other credit card fees	24,840	18,713
Interchange fees	3,957	5,361
Ancillary products	4,483	7,570
Total other operating income	40,267	49,042
Other operating expense:
Salaries and benefits	3,596	2,283
Credit card servicing	20,070	14,129
Marketing and solicitation	2,624	12,131
Professional fees	783	982
Data processing	1,600	2,841
Net occupancy	1,192	805
Ancillary product expense	1,999	3,967
Other	5,458	3,104
Total other operating expense	37,322	40,242

Income before income taxes	3,250	9,809

Income taxes	(1,138)	(3,433)
Net income	$2,112	$6,376
Net income attributable to common shareholders	$1,108	$6,376
Net income per common share—basic	$0.02	$0.14
Net income per common share—assuming dilution	$0.02	$0.14

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the three months ended March 31, 2002 and 2001

	Common Stock		Additional Paid-In Capital		Other Changes In Equity	Retained Earnings (Deficit)	Total Shareholders’ Equity
	Shares			Preferred Stock
		Amount
	(Dollars in thousands)
Balance at December 31, 2000	46,514,639	$—	$239,789	$—	—	$164,392	$404,181
Net income	—	—	—	—	—	6,376	6,376
Balance at March 31, 2001	46,514,639	$—	$239,789	$—	$—	$170,768	$410,557

Balance at December 31, 2001	46,559,165	$—	$240,352	$39,512	$(500)	$167,115	$446,479
Issuance costs of Series A preferred stock	—	—	—	(140)	—	—	(140)
Preferred dividends	—	—	—	—	—	(1,004)	(1,004)
Accretion of preferred dividends	—	—	—	978	—	—	978
Net income	—	—	—	—	—	2,112	2,112
Balance at March 31, 2002	46,559,165	$—	$240,352	$40,350	$(500)	$168,223	$448,425

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2002	2001
	(Dollars in thousands)
Operating activities
Net income	$2,112	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,570	1,685
Amortization expense	3,546	1,662
Securitization income	—	(266)
Retained interests income adjustment, net	2,333	4,550
Changes in assets and liabilities:
Increase in restricted cash	(10,000)	—
Decrease (increase) in accrued interest and fees	2,967	(1,003)
Decrease (increase) in amounts due from securitization	5,947	(165)
Increase in deferred costs	(1,007)	(1,719)
Decrease in prepaid expenses	133	4,933
Decrease in accrued expenses	(5,875)	(4,506)
Decrease in deferred revenue	(514)	(4,134)
(Decrease) increase in income tax liability	(2,861)	3,433
Other	2,209	5,356
Net cash provided by operating activities	2,560	16,202
Investing activities
Net loan payments (net loans originated or purchased)	57,316	(91,497)
Recoveries of loans previously charged off	7,757	5,794
Net (distributions to) proceeds from securitization	(56,594)	78,794
Purchases of and development of software, furniture, fixtures and equipment	(2,069)	(5,027)
Net cash provided by (used in) investing activities	6,410	(11,936)
Financing activities
Preferred stock issuance costs	(140)	—
Repayment of short-term borrowings	(16,516)	—
Net cash used in financing activities	(16,656)	—

Net (decrease) increase in cash	(7,686)	4,266
Cash and cash equivalents at beginning of period	55,746	68,980
Cash and cash equivalents at end of period	$48,060	$73,246
Supplemental cash flow information
Cash paid for interest	$116	$—
Cash paid for income taxes	$4,000	$—
Accretion of preferred stock dividends	$978	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2002

1.            Organization and Basis of Presentation

The consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, “the Company”). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. The Company markets unsecured general purpose credit cards through direct mail, telemarketing, television and on the internet. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts. The Company also markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ended December 31, 2002. The notes to the financial statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

2.            Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.

Asset Securitization

The Company has securitized a substantial portion of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these transactions are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The fair value of the retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized. Interest and late fee income on loans is a component of income from retained interests in credit card receivables securitized and is recognized as revenue when charged to the cardholder’s account. Income from retained interests in credit card receivables securitized is also net of principal charge offs, interest expense paid to the investors, changes in fair value of the retained interests and certain direct servicing expenses. The Company bills interest and late fees in accordance with the terms of the applicable cardholder agreements until the balance is either paid off or charges off. The accrued interest and late fee portion of charged off loan balances are deducted from current period interest and late fee income.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, gains or losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.

The retained interests are subsequently accounted for as trading securities and reported at estimated fair market value with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). Certain estimates used in the determination of the gains and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company’s control, and, as a result, such estimates could materially change in the near term.

Amounts Due from Securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to the Company within the next 30 days.

3.            Securitizations

The Company securitizes a substantial portion of its Company issued credit card receivables through Master Trusts.  Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also securitized two purchased portfolios of credit card receivables through securitization structures with third party commercial paper conduits. Generally Accepted Accounting Principles require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. As of March 31, 2002 the Company receives servicing fees equal to 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization structure. The Company either performs the servicing or contracts with third party service providers.

The table below summarizes all of the Company’s securitization activity:

	For the quarter ended March 31,
	2002	2001
	(In thousands)
(Distributions to) proceeds from securitizations	$(56,594)	$78,794
Excess cash flows received on retained interests	52,368	53,274
Pretax securitization income	—	266

The investors in the Company’s securitization transactions have no recourse against the Company for its customers’ failure to pay their credit card loans. However, substantially all of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

The pretax securitization income and income from retained interests recorded by the Company and the measurement of the Company’s retained interests are dependent upon management’s estimates of future cash flows using the cash-out method.

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

Our retained interests in credit card receivables securitized include the following:

	March 31, 2002	December 31, 2001
	(In thousands)
I/O strip	$95,915	$84,390
Servicing liability	(43,108)	(38,123)
Net I/O strip	52,807	46,267
Fair value of Seller’s Interest	296,193	312,622
Retained interests in credit card receivables securitized	$349,000	$358,889

Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of our rights to future income from the portfolio. The servicing liability reflects the fair value of the cost to service the portfolio above and beyond the servicing income we expect to receive from the securitization.

Changes in any of these assumptions used to value our retained interests could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company’s retained interests as of the end of each year are presented below:

	March 31, 2002	December 31, 2001
Payment rate (monthly)	7.1%	8.0%
Expected credit loss rate (annualized)	16.7	16.7
Residual cashflows discount rate	34.9	34.9
Servicing liability discount rate	14.1	14.0

At March 31, 2002, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card loans
Payment rate (monthly)	7.1%
Impact on fair value of 5% adverse change	$(741)
Impact on fair value of 10% adverse change	$(1,681)
Expected credit loss rate (annualized)	16.7%
Impact on fair value of 5% adverse change	$(7,536)
Impact on fair value of 10% adverse change	$(15,069)
Residual cashflows discount rate	34.9%
Impact on fair value of 5% adverse change	$(3,590)
Impact on fair value of 10% adverse change	$(7,060)
Servicing discount rate	14.1%
Impact on fair value of 5% adverse change	$(133)
Impact on fair value of 10% adverse change	$(266)

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

The Company’s managed loan portfolio is comprised of retained interests in loans securitized and the investors share of securitized credit card loans. The investors share of securitized credit card loans is not an asset of the Company. Therefore, they are not included in the Company’s consolidated balance sheets. The principal balances outstanding as of March 31, 2002 and December 31, 2001, were $1.7 billion and $1.7 billion, respectively. The following table summarizes the balances included in the CompuCredit’s managed loan portfolio.

	March 31, 2002	December 31, 2001
	(In thousands)
Investors’ interests in loans securitized—Not included on Balance Sheet	$1,456,040	$1,523,839
Face amount of credit card receivables underlying Seller’s Interest(1)	353,030	368,003
Total managed loans	$1,809,070	$1,891,842

(1)                                  The amount noted above is calculated as the total face value of the credit card receivables underlying our securitizations less the investors interests in loans securitized. The fair value of the Seller’s Interest is a component of our Retained Interest in Credit Card Receivables Securitized on our Balance Sheet and is disclosed earlier in this footnote.

4.            Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2002	2001
	(In thousands, except per share data)
Numerator:
Net income	$2,112	$6,376
Preferred stock dividends	(1,004)	—
Income attributable to common shareholders	$1,108	$6,376
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	46,559	46,515
Effect of dilutive stock options	7	83
Denominator for diluted earnings per share—adjusted weighted-average shares	46,566	46,598
Basic earnings per share	$0.02	$0.14
Diluted earnings per share	$0.02	$0.14

The preferred shares were not included in the denominator because their inclusion would have been anti-dilutive.

5.            Borrowings

Until January 2002, the Company had a $25.0 million one-year revolving credit facility, of which, $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer.  This agreement expired in January 2002 and was paid in full.  During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank.  The agreement contains provisions allowing the third party servicer of the receivables to draw under the letter of credit as needed.  The Company is required to maintain a cash balance of $10.0 million with the lender. Such cash has been disclosed as “Restricted cash” on the face of the balance sheet.

6.            Subsequent Events

On April 15, 2002, the Company announced that it would acquire with other investors a retained interest in a transaction which would securitize $1.3 billion in credit card receivables to be sold by Providian National Bank at a discount.  The Company intends to service the credit card receivables and collect a normal servicing fee apart from its investment in the retained interest.  The transaction is contingent upon establishment of a securitization and other customary closing conditions and is expected to close in May 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward–looking statements. We have based these forward–looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption “Risk Factors” in “Item 1. Business” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission and other factors discussed in that section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward–looking statements in this section.

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

We originate our receivables portfolio through the use of our target marketing system to obtain customers through direct mail, television, telemarketing and internet campaigns. We also add accounts by purchasing portfolios of credit card receivables. Absent portfolio acquisitions, the size of our receivables depends in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing our receivables portfolio may not grow and may even decline. We have reduced our marketing growth plans for 2002 as compared to 2001. We believe this is prudent for us given the uncertainties that exist in the economy as well as in the financial markets in general. We intend to pursue portfolio acquisitions that have appropriate returns for our business.  We also intend to grow our existing portfolio through marketing campaigns during 2002, although at a much slower rate than 2001.

Due to a reduction in our marketing, our portfolio declined during the first quarter of 2002.  Absent any portfolio acquisitions, given seasonal patterns of payments and purchases and our reduced marketing plans, we believe our portfolio may decrease slightly during the remaining first half of the year and then level off or slightly increase during the remainder of 2002. If we see improvements in the financial markets, we may increase our marketing plans during 2002, which would in turn increase our receivables portfolio. Additionally, any portfolio acquisitions during 2002 also would increase our receivables portfolio.

On April 15, 2002, we announced that we would acquire with other investors a retained interest in a transaction which would securitize $1.3 billion in credit card receivables to be sold by Providian National Bank at a discount.  We intend to service the credit card receivables and collect a normal servicing fee apart from our investment in the retained interest.  The transaction is contingent upon establishment of a securitization and other customary closing conditions and is expected to close in May 2002.

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

The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of overcollateralization, which means that we sell the receivables for less than, or at a discount from, their outstanding balances. As a result, the receivables available to repay the investors exceed the total amount of the investors’ interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a Seller’s Interest. The investors in the securitized receivables have no recourse against us for our cardholders’ failure to pay their credit card loans; however, substantially all of our Seller’s Interests are subordinated to the investors’ interests until the investors have been fully repaid. This means that our Seller’s Interests will first absorb any losses due to cardholders’ failure to repay their balances before investors in the securitizations have to absorb these losses.

We will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest rates, fees and other charges paid on the receivables, and their delinquency and loss rates. In each securitization, we receive cash, retain a Seller’s Interest, retain the rights to receive cash in the future and service the accounts. Our securitizations are treated as sales under Generally Accepted Accounting Principles. As such, we remove the securitized loans from our Consolidated Balance Sheet. As noted above, we retain a Seller’s Interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made. The collections received are recorded as Income from Retained Interests in Credit Card Receivables Securitized. The Seller’s Interest equals the fair market value of the assets included in the securitization structure less the investors’ ownership. Additionally, we recognize an “interest-only” (“I/O”) strip, which is the present value of the projected excess cash flows the receivables will produce during its life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and certain other expenses. The I/O strip and the Seller’s Interest are included in Retained Interests in Credit Card Receivables Securitized on our Consolidated Balance Sheet. Amounts Due from Securitization on our balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

Securitizations are accounted for under Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), and, prior to April 1, 2001, were accounted for under Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 125”). Under these statements, gains or losses are recognized at the time of each sale and are recorded as securitization income or loss in our income statement. Gains or losses on the sales of receivables depends in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received.

The securitization transactions do not affect the relationship we have with our customers. We continue to service the credit card receivables. As of March 31, 2002, we received servicing fees equal to 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We either perform the servicing or contract with third party service providers.

The table below summarizes our securitization activity.

	For the quarter ended March 31,
	2002	2001
	(In thousands)
(Distributions for) proceeds from securitizations	$(56,594)	$78,794
Excess cash flows received on retained interests	52,368	53,274
Pretax securitization income	—	266

Finance charges and past due fees collected in excess of servicing fees and periodic interest payments are available to absorb the investors’ share of credit losses. Investors bear the risk of credit losses on the underlying receivables to the extent that credit losses, servicing fees and periodic interest payments required by the investors exceed finance charges and past due fees earned on the receivables and our retained interests in the receivables pool. Investors in our securitization programs generally are entitled to receive principal payments either through monthly payments during an amortization period or in one lump sum from the proceeds of issuances of additional notes or participation interests in the receivables pool.

Results of Operations

Net income for the three months ended March 31, 2002 was $2.1 million, or $0.02 per diluted share, compared to net income of $6.4 million, or $0.14 per diluted share for the three months ended March 31, 2001.  During the three months ended March 31, 2002, we earned less in interest income and other operating income as compared to the three months ended March 31, 2001.  Our operating expenses for the three months ended March 31, 2002 were less than the comparable period in 2001.

Income from retained interests in credit card receivables securitized decreased to $5.7 million for the three months ended March 31, 2002 compared to $15.4 million for the three months ended March 31, 2001 due primarily to a reduction in the net interest margin on the receivables and an increase in charge offs on the portfolio.  Additionally, we did not earn any securitization income during the three months ended March 31, 2002 (compared to securitization income during the three months ended March 31, 2001 of $266,000) because our portfolio decreased in size.  See our discussion under “Net Securitization Income and Income from Retained Interests” below.

The largest component of our income comes from the profit generated from our managed receivables. Growth in managed receivables cannot be predicted with certainty. In general, it is a product of our marketing and other strategic efforts. However, it also is dependent upon a number of factors that we are not able to control, such as levels of consumer spending, competition and general economic conditions.

Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased to $34.6 million for the three months ended March 31, 2002 from $33.3 million for the three months ended March 31, 2001. This increase is due primarily to the increase in other credit card fees, which includes annual membership, over-limit and cash advance fees. The revenue associated with these fees increased as a result of the growth of our managed loans from the March 31, 2001 quarter and due to certain accounts structured to have higher fees and lower finance charges.

Other operating expenses decreased to $37.3 million for the three months ended March 31, 2002 from $40.2 million for the three months ended March 31, 2001. The decrease is due primarily to the decrease in our marketing and solicitation expenses, offset by increases in the cost of operations associated with the growth in our business, including additional servicing and collection costs.  During the three months ended March 31, 2002, we implemented certain cost cutting initiatives that we believe will reduce our cost of operations during the second half of 2002 as a percentage of average managed loans.

Net Interest Income

Net interest income consists of interest income earned on cash and cash equivalents less interest expense. Net interest income totaled $0.3 million for the three months ended March 31, 2002 and $1.0 million for the three months ended March 31, 2001. The decrease in net interest income of $0.7 million during 2002 is attributable to the reduction of the prime rate, as well as a reduction in our average cash and cash equivalents.

Until January 2002, $15.0 million was outstanding under our $25.0 million one-year revolving credit facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer. The revolving credit facility expired in January 2002 and was paid in full.  During the three months ended March 31, 2001, we did not have any interest expense.

Net Securitization Income and Income from Retained Interests

Retained Interests in Credit Card Receivables Securitized are valued in accordance with the provisions of Statement No. 140. These retained interests are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). See “Credit Card Securitizations.”

Net securitization income is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller’s Interest) and retain rights to receive cash in the future (the I/O strip). We did not earn any net securitization income during the three months ended March 31, 2002 because our portfolio decreased in size.  Net securitization income was $0.3 million for the three months ended March 31, 2001.

Income from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115. Income from retained interests in credit card receivables securitized for the three months ended March 31, 2002 was $5.7 million, compared to $15.4 million for the three months ended March 31, 2001. The decrease in our income from retained interests in credit card receivables securitized is due to a decline in our net interest margin on the receivables and an increase in charge offs on the portfolio.

The fair value of our retained interests in credit card receivables securitized is estimated by discounting the expected future cash flows from the receivables that have been securitized at rates which we believe are consistent with those that would be used by an independent third party. Because quoted market prices are generally not available, the fair value is based on the estimated present value of future cash flows using management’s best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows:

	March 31, 2002	December 31, 2001
Payment rate (monthly)	7.1%	8.0%
Expected credit loss rate (annualized)	16.7	16.7
Residual cashflows discount rate	34.9	34.9
Servicing liability discount rate	14.1	14.0

The payment rate declined from 8.0% at December 31, 2001 to 7.1% at March 31, 2002 due to slower growth and seasoning of the portfolio and stronger payments in the fourth quarter of 2001 due to the events of September 11, 2001.  The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality.  Estimated default and discount rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management’s estimates.

Our retained interests in credit card receivables securitized include the following:

	March 31, 2002	December 31, 2001
	(In thousands)
I/O strip	$95,915	$84,390
Servicing liability	(43,108)	(38,123)
Net I/O strip	52,807	46,267
Fair value of Seller’s Interest	296,193	312,622
Retained interests in credit card receivables securitized	$349,000	$358,889

Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the estimated fair value of our rights to future income from the portfolio. The servicing liability reflects the estimated fair value of the cost to service the portfolio above and beyond the servicing income we expect to receive from the securitization. The decrease in our retained interests from December 31, 2001 to March 31, 2002 is a function of the decrease in the total receivables securitized at the end of each of the stated periods.

Other Operating Income

Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Servicing income	$1,285	$1,687
Other credit card fees	24,840	18,713
Interchange fees	3,957	5,361
Ancillary products	4,483	7,570
Total other operating income	$34,565	$33,331

The increase in other operating income to $34.6 million for the three months ended March 31, 2002 from $33.3 million for the three months ended March 31, 2001 relates to the increase in our managed receivables, which increased to $1.8 billion at March 31, 2002 from $1.6 billion at March 31, 2001. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees increased to $24.8 million from $18.7 million due to increases in annual, late, over-limit and cash advance fees. These fees are a function of the increase in our managed loans and due to certain accounts structured to have higher fees and lower finance charges.  Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Interchange fees decreased to $4.0 million from $5.4 million due to a decrease in the purchase volume on our managed receivables. Ancillary product revenue decreased to $4.5 million from $7.6 million due to fewer customers purchasing our products and because we have decreased our growth in new accounts during the past two quarters.

Our total other operating income is primarily a function of the size of our average credit card receivables portfolio. We have decreased our growth projections for the remainder of 2002, compared to 2001, and as a result our other operating income may decline in 2002 as compared to 2001. Additionally, our ancillary product income is very sensitive to our new account growth as sales of our fee–based products are higher to new customers than to existing cardholders.  As we have decreased our growth plans for new accounts in 2002, our ancillary product income may continue to decline in 2002.

Other Operating Expense

Other operating expense consists of the following for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Salaries and benefits	$3,596	$2,283
Credit card servicing	20,070	14,129
Marketing and solicitation	2,624	12,131
Professional fees	783	982
Data processing	1,600	2,841
Net occupancy	1,192	805
Ancillary product expense	1,999	3,967
Other	5,458	3,104
Total other operating expense	$37,322	$40,242

Other operating expense for the three months ended March 31, 2002 decreased to $37.3 million from $40.2 million for the three months ended March 31, 2001. This decrease is due primarily to a decrease in marketing and solicitation expenses, data processing expenses and ancillary product expenses, offset by increases in credit card servicing, salaries and benefits, and other expenses.  Credit card servicing costs primarily include collections and customer service expenses.  These expenses include certain in-house collections and customer service representatives as well as costs associated with corresponding with our cardholders.  Servicing expense also includes certain outsourced collections and customer service representatives.  Credit card servicing costs increased due to an increase in our managed receivables.

During 2001, based on anticipated growth in our managed receivables, we increased our infrastructure, customer service and collection personnel. Salaries and benefits, net occupancy and other expenses increased as our operations expanded to service the increase in managed loans. We have reduced our growth plans for 2002 and we are implementing certain cost cutting initiatives that we believe will reduce our cost of operations during the second half of 2002.  Data processing expenses decreased due to the realization of certain cost cutting efforts implemented in January of 2002.  Marketing and solicitation costs decreased due to reduced levels of direct mail, television, telemarketing and internet campaigns.  We reduced our marketing and solicitation efforts during the second half of 2001 and for the three months ended March 31, 2002 as a result of concerns relating to the availability of financing, general economic conditions and uncertainty regarding credit quality of accounts we historically have targeted. Our expected growth rate in 2002 will be negatively impacted by this reduction in marketing. Ancillary product expense decreased due to a decrease in ancillary product marketing and a decrease in ancillary products sold.

Income Taxes

Income taxes were $1.1 million for the three months ended March 31, 2002 and $3.4 million for the three months ended March 31, 2001. Our effective tax rate was 35.0% for each of the three months ended March 31, 2002 and 2001.  Substantially all of our income tax liabilities at March 31, 2002 were deferred tax liabilities.

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

	At or for the Three Months Ended
	2002	2001				2000
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(In thousands; percentages annualized)
Period-end managed loans	$1,809,070	$1,891,842	$1,804,631	$1,671,762	$1,589,584	$1,528,372	$1,321,128	$1,171,932
Period-end managed accounts	2,057	2,185	2,163	2,300	2,256	2,178	1,891	1,648
Average managed loans	$1,860,209	$1,838,873	$1,745,136	$1,623,730	$1,574,554	$1,398,041	$1,256,239	$1,097,610
Net interest margin	16.9%	19.0%	21.5%	22.0%	21.6%	21.8%	23.4%	23.3%
Operating ratio	9.0%	9.8%	8.8%	8.4%	9.1%	7.9%	7.6%	7.3%

The net interest margin includes all net interest and late fee income on all outstanding loans, less the interest expense paid to the investors and finance charge charge offs. Our operating ratio includes all expenses associated with our business, other than marketing and solicitation and ancillary product expenses, and is expressed as a percentage of average managed loans.

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

The portfolios acquired during 1998 were purchased at substantial discounts. A portion of the discount at the time of purchase related to the credit quality of the remaining loans in the portfolio and reflects the difference between the purchased face amount of the receivables and the future cash collections management expects to receive with respect to the purchased face amount. The substantial discount we received on the purchased portfolio exceeds the discount we ascribed to the credit quality of the purchased receivables. We are reporting this excess discount as additional interest income over the life of the portfolio for managed loan reporting and are amortizing it into interest income using the interest method. As of March 31, 2002, approximately $6.2 million of this discount remained.

Our net interest margins are influenced by a number of factors, including the level of finance charges and late fees billed, the weighted average cost of funds and the level of our finance charge charge offs. Our net interest margin for the three months ended March 31, 2002 was 16.9% as compared to 19.0% for the three months ended December 31, 2001. The decrease in our net interest margin is due to a decrease in the finance charge and late fee income billed to our cardholders and an increase in the finance charge charge offs on the portfolio. These decreases were slightly offset by a reduction in the average cost of funds of the portfolio.

Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of our customer’s credit risks. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. We expect our net interest margin to continue to decrease during the second quarter of 2002 due primarily to expected increases in finance charge charge offs for the remainder of 2002. The increase in finance charge charge offs is based on the current economic environment as well as the expected seasoning of the credit card accounts. We believe that our net interest margin may also decline in 2002 if the finance charges and late fees billed on our portfolio continue to decline, or if our weighted average cost of funds increases. We expect to mitigate part of the expected decline in our net interest margin by actively repricing certain accounts as part of our underwriting process mentioned above.

Our operating ratio includes all costs of operating our business, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of loan growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, our internet technology and our database management system. The operating ratio decreased to 9.0% during the three months ended March 31, 2002 as compared to 9.8% during the three months ended December 31, 2001 as we implemented certain cost cutting initiatives, including automation projects and staff reductions.  We expect to continue to reduce our operating ratio as a percentage of average managed loans during the second half of 2002.  Included in our operating expenses for the first quarter of 2002 was approximately $3.0 million paid to our primary subservicer to reimburse them for servicing fewer accounts than previously projected.

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

Delinquencies.  Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related loans, interest and other fees are charged off. See “—Net Charge offs.”

The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

	At or for the Three Months Ended
	2002	2001				2000
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Loans Delinquent:
30 to 59 days	3.8%	4.6%	3.9%	4.2%	4.0%	3.9%	3.8%	3.4%
60 to 89 days	3.2	3.3	3.1	3.3	2.7	3.1	2.8	2.4
90 or more	9.0	7.8	7.8	7.3	6.7	6.4	6.0	4.9

Total 30 or more	16.0%	15.7%	14.8%	14.8%	13.4%	13.4%	12.6%	10.7%
Total 60 or more	12.2%	11.1%	10.9%	10.6%	9.4%	9.5%	8.8%	7.3%

The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

	At or for the Three Months Ended
	2002	2001				2000
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Originated Portfolio
Loans Delinquent:
30 to 59 days	3.7%	4.5%	3.9%	4.1%	3.8%	3.5%	3.6%	3.3%
60 to 89 days	3.2	3.4	3.1	3.3	2.6	3.0	2.7	2.3
90 or more	9.3	7.9	7.9	7.3	6.7	6.4	6.0	4.8

Total 30 or more	16.2%	15.8%	14.9%	14.7%	13.1%	12.9%	12.3%	10.4%
Total 60 or more	12.5%	11.3%	11.0%	10.6%	9.3%	9.4%	8.7%	7.1%

Purchased Portfolio
Loans Delinquent:
30 to 59 days	4.8%	5.9%	4.4%	5.0%	5.7%	6.7%	5.4%	4.3%
60 to 89 days	2.9	3.0	2.7	3.8	3.5	4.1	3.6	2.8
90 or more	5.7	5.5	6.4	7.4	7.4	7.1	5.7	5.5

Total 30 or more	13.4%	14.4%	13.5%	16.2%	16.6%	17.9%	14.7%	12.6%
Total 60 or more	8.6%	8.5%	9.1%	11.2%	10.9%	11.2%	9.3%	8.3%

In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected to first be artificially low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio. Our delinquency rates have increased due primarily to the seasoning of significant growth in new receivables that occurred during 2000 and 1999 and the general economic conditions that prevailed during 2001 and the three months ended March 31, 2002. The increase in delinquencies of 90 or more from December 31, 2001 to March 31, 2002 is due primarily to the result of successful collection efforts, which have prevented accounts from charging off; however, the payments made have not been sufficient to bring the accounts current.  Additionally, the decrease in the 30 to 59 day delinquency bucket are the result of strong payments being made by individuals in this bucket.  We are using our account management strategies on our portfolio, which are intended to reduce the expected increase in delinquency rates as our portfolio continues to mature.

Net Charge offs.  Net charge offs include the principal amount of losses from customers unwilling or unable to pay their loan balance, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off loans when the loan becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer’s bankruptcy or death and subsequent confirmation, if applicable.

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

	For the Three Months Ended
	2002	2001				2000
	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30
	(Dollars in thousands; percentages annualized)
Selected Credit Card Data:
Average managed loans	$1,860,209	$1,838,873	$1,745,136	$1,623,730	$1,574,554	$1,398,041	$1,256,239	$1,097,610
Net charge offs	68,407	70,207	63,759	59,807	58,229	46,552	35,678	26,302
Adjusted net charge offs	68,407	70,207	63,759	59,434	58,126	46,132	34,525	25,346
Net charge off ratio	14.7%	15.3%	14.6%	14.7%	14.8%	13.3%	11.4%	9.6%
Adjusted charge off ratio	14.7%	15.3%	14.6%	14.6%	14.8%	13.2%	11.0%	9.2%

As described above under delinquencies, as our portfolio matures, we expect charge off rates to also increase and then stabilize. Our charge off ratio increased during 2001 and 2000 due primarily to seasoning of our portfolio and a general slowing of the economy. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year. We expect our charge off rates to continue to increase as our portfolio seasons. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge off recovery efforts to minimize losses.

Credit Losses.  For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization income and the fair value of our retained interests in credit card receivables securitized while the actual charge offs are included in income from retained interests in credit card receivables securitized. In evaluating credit losses, we take into consideration several factors, including (1) historical charge off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers’ ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. As we have securitized our receivables, we have removed them from our balance sheet.

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

We finance our business through cash flows from operations, asset securitizations and the issuance of equity:

•                  During the three months ended March 31, 2002, we generated approximately $2.6 million in cash flow from operations compared to $16.2 million during the three months ended March 31, 2001.  The $13.6 million decrease is due primarily to $10.0 million being used to cash collateralize the irrevocable standby letter of credit we entered into during the first quarter of 2002 as further explained below.

•                  Until January 2002, we had a $25.0 million one-year revolving credit facility, of which $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer. This agreement expired in January 2002 and was paid in full.

•                  During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank.  The letter of credit allows the subservicer of the receivables to draw under the letter of credit as needed.  We are required to maintain a cash balance of $10.0 million with the lender. Such cash is reflected as “Restricted cash” on the face of the balance sheet.

•                  As of March 31, 2002, we had total securitization facilities of $2.0 billion and had used approximately $1.5 billion of these facilities. These facilities include the outstanding amounts on two floating rate three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000.

Maturity Date	Facility Limit
(in millions)
April 2002	$212.7
May 2002	200.0
October 2002	306.0
March 2003	250.0
September 2003(1)	627.4
July 2004(2)	441.5
$2,037.6

(1)        Represents the expected principal payment date; however, as early as September 2002, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

(2)        Represents the expected principal payment date; however, as early as July 2003, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

Subsequent to March 31, 2002, we renewed an $87.7 million facility, which was set to expire in April 2002, for three months.  The remaining facility scheduled to renew in April 2002 expired and was not renewed.

During the fourth quarter of 2001, we needed additional liquidity to fund our operations, pay off our revolving credit facility in January 2002 and to fund the growth in our retained interests in our securitizations. As previously noted, we sold $40.0 million of preferred stock and we also sold approximately $36.3 million of our retained interest in our securitizations at a substantial discount. We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to be prepared for adverse changes in the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, or the issuance of debt or equity. We expect to explore other options aswell. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to adverse changes in the securitization marketplace.

During the first quarter of 2002, we had positive cash flow from operations.   Our cash flow from operations is dependent on the performance of our managed portfolio including charge off rates, net interest margin, payment rates and operating expenses.  We currently expect to have lower payment rates, lower net interest margins and higher charge off rates during the second quarter of 2002 as compared to the first quarter.  This may result in negative cash flow from operations during the second quarter of 2002.  Based on our current expectations of our managed portfolio performance and our expected growth rates during the third and fourth quarter of this year, we expect to have positive cash flow from operations during these quarters.

Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. With the exception of the three-year securitizations that we completed in July 2001 and August 2000, most are one-year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of certain events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio’s annual yield or a decline in the payment rate, and in each case, below certain rates, or an increase in delinquencies or charge offs above certain rates, will cause early amortization. The portfolio’s annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. These events would accelerate the need to utilize alternative funding sources. Under each of our securitization structures, there has not been an early amortization period. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the information under the caption “Credit Card Securitizations.”

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

Critical Accounting Policies

Our financial statements are prepared in accordance with Generally Accepted Accounting Principles. These principles are numerous and complex. Our significant accounting policies are summarized in the footnotes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application, or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application.  In our Form 10-K for the year ended December 31, 2001, we discuss the two areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, valuation of retained interests and non-consolidation of special purpose entities, and we urge you to review that discussion.  In addition, in Note 3 to the financial statements included in this report we update our sensitivity analysis with respect to valuations.

Forward-Looking Information

All statements in this quarterly report concerning our operating and earnings expectations for fiscal year 2002 and our liquidity expectations, and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”), are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001:

(1) Our financial performance is significantly dependent upon the collectibility of the credit card receivables that we originate or purchase.  Collectibility is a function of many factors, including the validity of the selection criteria that we use in issuing credit cards, the maturity of the relationships with our customers, and general economic conditions, and it is extremely difficult to predict.  Lower collectibility adversely impacts our performance.  To the extent that we have over-estimated collectibility, in all likelihood we have over-estimated our performance;

(2) We are substantially dependent upon securitizations and other borrowed funds in order to fund the credit card receivables that we originate or purchase.  All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available.  In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding, or large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of credit card receivables or it may be more expensive for us to do so.  In addition, a portion of our credit card receivables cannot be financed through securitizations because of advance rate limitations and must be financed through equity that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere.  The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions, and recently has been both expensive and difficult to obtain;

(3) Our financial performance is, in part, a function of the aggregate amount of credit card receivables that we have outstanding.  In turn, this is a function of many factors including interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above, and the success of our marketing efforts.  To the extent that we have over-estimated the size or growth of our credit card receivables, in all likelihood we have over-estimated our future performance;

(4) Many of our expenses are fixed and are not easily reduced or increased.  In the event that we overestimate the size or growth of our business, we may have excessive expenses that adversely impact our future performance.  In the event that we underestimate the size or growth, we may not be able to service the credit card receivables that we originate or purchase as effectively as we otherwise would;

(5) We operate in a heavily regulated industry.  Changes in bankruptcy, privacy or other consumer protection laws may adversely affect our ability to collect credit card account balances or otherwise adversely affect our business or expose us to litigation.  Similarly, regulatory changes could adversely affect our ability to market credit cards and other products and services to our customers.  The accounting rules that govern our business are exceedingly complex, difficult to apply, and in a state of flux.  As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules; and

(6) We routinely explore various opportunities to grow our business, including the purchase of credit card receivable portfolios and other businesses.  There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be  purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets.  As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity is comprised of basis risk, gap risk and market risk. Basis risk is caused by the difference in the interest rate indices used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is related to changes in interest rates. This risk affects us directly in our lending and borrowing activities, as well as indirectly as interest rates may impact the payment performance of our customer.

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

We attempt to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in our asset and liability structure, especially our off-balance sheet assets and liabilities such as securitized receivables. The impact of market interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates, including changes affected by fluctuations in prevailing interest rates, payment trends on our interest–earning assets and payment requirements on our interest–bearing liabilities, and the general timing of all other cash flows. To manage our direct risk to market interest rates, management actively monitors market interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flow primarily by matching asset and liability repricings. There can be no assurance that management will be successful in its attempt to manage such risks.

At March 31, 2002, all of our credit card receivables and other interest–earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to certain interest rate floors. At March 31, 2002, our securitizations had $1.5 billion in variable rate, interest–bearing liabilities, payable to investors compared to $1.3 billion as of March 31, 2001. Since both our managed interest–earning assets and our managed interest–bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

CompuCredit and certain officers of CompuCredit were defendants in a class action lawsuit pending in the Federal District Court for the Northern District of Georgia.  The lawsuit arose in connection with the decline in the market value of the common stock of CompuCredit on October 25, 2000.  The lawsuit alleged that, prior to that date, CompuCredit and the chief executive officer and chief financial officer of CompuCredit made false and misleading statements regarding CompuCredit in violation of federal securities laws.  On February 19, 2002, the court dismissed the lawsuit.  Subsequently, counsel for the plaintiffs indicated that they would not be appealing the dismissal.  CompuCredit may become involved in additional litigation from time to time relating to claims arising in the ordinary course of its business.

Item 2.            Changes in Securities and Use of Proceeds.

(a)  Not applicable.

(b)  Not applicable.

(c)          Not applicable.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

We held our annual shareholders meeting on May 9, 2002 for the purpose of electing nine members of our Board of Directors and to remove the conversion limitations on the Series A Preferred Stock and the Series B Preferred Stock.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

(1)           Votes regarding the election of nine directors to hold office for a term of one year and until their respective successors are elected and qualified were as follows:

DIRECTOR	FOR	ABSTAIN/BROKER NON-VOTES
David G. Hanna	39,172,782	3,034,453
Peter L. Briger, Jr.	42,158,168	49,067
Richard W. Gilbert	39,166,482	3,040,753
Frank J. Hanna, III	41,948,468	258,767
Richard R. House, Jr.	39,796,082	2,411,153
Richard E. Huddleston	42,145,468	61,767
Gail Coutcher-Hughes	42,145,468	61,767
Mack F. Mattingly	42,157,168	50,067
Thomas G. Rosencrants	42,143,968	63,267

(2)           Votes regarding the removal of conversion limitations on the Series A Preferred Stock and the Series B Preferred Stock were as follows:

FOR	AGAINST	ABSTAIN/BROKER NON-VOTES
36,315,421	216,347	5,675,440

Item 5.                Other Information.

None.

Item 6.                Exhibits and Reports on Form 8-K.

(a)  Exhibits

None.

(b)  Reports on Form 8-K

Current Report on Form 8-K dated March 12, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant’s Certifying Accountant.

Current Report on Form 8-K/A dated March 12, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant’s Certifying Accountant.

Current Report on Form 8-K/A dated April 1, 2002, including Exhibit 16, which contains certain information regarding Changes in Registrant’s Certifying Accountant.

Current Report on Form 8-K dated April 19, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation

May 15, 2002	By	/s/ Ashley L. Johnson
Ashley L. Johnson
Chief Financial Officer (duly authorized officer and principal financial officer)