Form 10-Q
period 2002-06-30
COMPUCREDIT CORP
filed 2002-08-14
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

YES  ☒                   NO  ☐

The number of shares outstanding of the issuer’s only class of Common Stock, no par value, (the “Common Stock”), as of August 1, 2002 was 46,559,165 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

June 30, 2002

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$27,829	$55,746
Restricted cash	10,000	—

Retained interests in credit card receivables securitized	310,074	358,889
Accrued interest and fees	18,262	32,928
Net credit card receivables	328,336	391,817

Amounts due from securitization	14,263	20,996
Deferred costs, net	11,632	17,862
Software, furniture, fixtures and equipment, net	30,490	34,522
Prepaid expenses	1,349	1,540
Investment in equity-method investee	39,434	—
Other assets	13,562	13,974
Total assets	$476,895	$536,457

Liabilities
Accounts payable and accrued expenses	$15,952	$28,321
Notes payable	31,443	16,517
Deferred revenue	8,114	13,820
Income tax liability	9,036	31,320
Total liabilities	64,545	89,978

Shareholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 30,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	30,871	29,512
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	10,503	10,000
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 and 46,559,165 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	240,352	240,352
Note issued to purchase stock	(500)	(500)
Retained earnings	131,124	167,115
Total shareholders’ equity	412,350	446,479
Total liabilities and shareholders’ equity	$476,895	$536,457

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$295	$648	$660	$1,657
Interest expense	(43)	(12)	(103)	(12)
Net interest income	252	636	557	1,645
Other operating income:
Securitization income, net	—	238	—	504
(Loss) income from retained interests in credit card receivables securitized	(62,921)	21,278	(57,219)	36,723
Servicing income	2,394	1,548	3,679	3,235
Other credit card fees	23,858	20,796	48,698	39,509
Interchange fees	4,065	5,541	8,022	10,902
Ancillary products	3,852	7,372	8,335	14,942
Equity in income of equity-method investee	4,544	—	4,544	—
Total other operating income	(24,208)	56,773	16,059	105,815
Other operating expense:
Non-servicing salaries and benefits	3,028	2,760	6,624	5,043
Credit card servicing	15,817	15,051	35,887	29,180
Marketing and solicitation	2,417	7,727	5,041	19,858
Professional fees	647	828	1,430	1,810
Data processing	1,813	1,875	3,413	4,492
Net occupancy	1,158	602	2,350	1,407
Ancillary product expense	1,054	2,113	3,053	6,080
Other	5,602	3,817	11,060	7,145
Total other operating expense	31,536	34,773	68,858	75,015
(Loss) income before income taxes	(55,492)	22,636	(52,242)	32,445
Income taxes	19,422	(7,923)	18,284	(11,356)
Net (loss) income	$(36,070)	$14,713	$(33,958)	$21,089
Net (loss) income attributable to common shareholders	$(37,099)	$14,713	$(35,991)	$21,089
Net (loss) income per common share-basic	$(0.80)	$0.32	$(0.77)	$0.45
Net (loss) income per common share-assuming dilution	$(0.80)	$0.32	$(0.77)	$0.45

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the six months ended June 30, 2002 and 2001

	Preferred Stock	Common Stock		Additional Paid-In Capital	Other Changes In Equity	Retained Earnings	Total Shareholders’ Equity
		Shares	Amount
			(Dollars in thousands)
Balance at December 31, 2000	$—	46,514,639	$—	$239,789	—	$164,392	$404,181
Issuance of common stock	—	44,526	—	563	—	—	563
Note issued to purchase stock	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	21,089	21,089
Balance at June 30, 2001	$—	46,559,165	$—	$240,352	$(500)	$185,481	$425,333

Balance at December 31, 2001	$39,512	46,559,165	$—	$240,352	$(500)	$167,115	$446,479
Issuance cost of Series A preferred stock	(140)	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	(2,033)	(2,033)
Accretion of preferred dividends	2,002	—	—	—	—	—	2,002
Net loss	—	—	—	—	—	(33,958)	(33,958)
Balance at June 30, 2002	$41,374	46,559,165	$—	$240,352	$(500)	$131,124	$412,350

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2002	2001
	(Dollars in thousands)
Operating activities
Net (loss) income	$(33,958)	$21,089
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	7,190	3,848
Amortization expense	7,331	3,224
Securitization income	—	(504)
Retained interests income adjustment, net	45,715	6,802
Income from equity investee	(4,544)	—
Changes in assets and liabilities:
Increase in restricted cash	(10,000)	—
Decrease (increase) in accrued interest and fees	14,707	(2,840)
Decrease in amounts due from securitization	6,733	1,487
Increase in deferred costs	(2,954)	(2,529)
Decrease in prepaid expenses	191	4,632
Decrease in accounts payable and accrued expenses	(12,399)	(8,024)
Decrease in deferred revenue	(5,706)	(1,723)
(Decrease) increase in income tax liability	(22,284)	7,556
Other	411	2,704
Net cash (used in) provided by operating activities	(9,567)	35,722
Investing activities
Investment in equity investee	(34,890)	—
Net loan payments (net loans originated or purchased)	(12,970)	(199,387)
Recoveries of loans previously charged off	13,602	12,381
Net proceeds from securitization	4,321	145,527
Purchases and development of software, furniture, fixtures and equipment	(3,158)	(12,309)
Net cash used in investing activities	(33,095)	(53,788)
Financing activities
Preferred stock issuance costs	(140)	—
Note issued to purchase stock	—	(500)
Net proceeds from issuance of common stock	—	563
Proceeds from short-term borrowings	31,401	—
Repayment of short-term borrowings	(16,516)	—
Net cash provided by financing activities	14,745	63

Net decrease in cash	(27,917)	(18,003)
Cash and cash equivalents at beginning of period	55,746	68,980
Cash and cash equivalents at end of period	$27,829	$50,977
Supplemental cash flow information
Cash paid for interest	$116	$—
Cash paid for income taxes	$4,000	$3,800
Accretion of preferred stock dividends	$2,002	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2002

1.             Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, “the Company”). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a segment of the consumer credit market. The Company markets unsecured general purpose Visa and MasterCard credit cards through direct mail, telemarketing, television and on the internet. Because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts. The Company also markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ended December 31, 2002.  These condensed consolidated financial statements should be read in conjunction with the notes to the financial statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2.             Equity-Method Investment in CSG, LLC

CSG, LLC (“CSG”) was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust (“CSG Trust”) that owns a portfolio of credit card receivables.  The Company accounts for its interest in CSG using the equity-method of accounting.  The Company has a 50% interest in CSG and funded its interest in CSG with cash and a loan.  In exchange for servicing the receivables owned by the CSG Trust, the Company will receive a servicing fee from the securitization structure.

3.             Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the condensed consolidated financial statements.

Asset Securitization

The Company has securitized all of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), gains and losses are recognized at the time of each sale.  These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors.  The Company recognizes a servicing liability for the projected servicing costs that exceed projected servicing revenue.  In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities (“QSPEs”) in their securitizations.

The retained interests are subsequently accounted for as trading securities and reported at estimated fair market value with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). Some of these estimates used in the determination of the gains and losses and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company’s control, and, as a result, such estimates could materially change in the near term.

Amounts due from securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to the Company within the next 30 days.

Accrued Interest and Fees

Accrued interest and fees represent fees earned but not billed to the cardholder at any period end.  During the second quarter of 2002, we revised the accrued balance to better estimate the collectible portion of these fees.  This change resulted in an aggregate reduction of approximately $12.0 million in our accrued interest and fees at June 30, 2002.

Equity Investments

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.  The Company records its equity in the income or loss of its investee within other operating income each period.

Servicing Income

As of June 30th, the Company is the servicer for the receivables underlying its securitizations transactions.  The Company receives servicing fees equal to 0.1% of the originated principal receivables or 5% of the cash collected on the portfolios it purchased in 1998.  The Company is also the servicer for the receivables that underlie the securitization from which CSG purchased notes and a certificated interest issued by a trust.  The Company receives a servicing fee associated with that securitization equal to 4.8% of the total average receivables in the trust.  Servicing revenue is recognized as income on a monthly basis during the same period in which the servicing is performed.  Total assets being serviced by the Company were $2.9 billion as of June 30, 2002 and $1.9 billion as of December 31, 2001.

4.             Securitizations

The Company securitizes all of its originated credit card receivables through Master Trusts.  Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also securitized two purchased portfolios of credit card receivables through a securitization structure with a third party commercial paper conduit administered by a national banking institution. Generally Accepted Accounting Principles require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet.  Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished.  An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets, if the following conditions are met:

1.             The transferred assets have been isolated from the transferor, and put presumptively beyond the reach of the transferor and its creditors;

2.             Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and

3.             The transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables.

The table below summarizes all of the Company’s securitization activity:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$1,723,057	$1,671,762	$1,723,057	$1,671,762
(Distributions to) proceeds from securitizations	(58,185)	66,733	(114,779)	145,527
Excess cash flows received on retained interests	44,089	43,605	96,457	93,509
Pretax securitization income	—	238	—	504
(Loss) income from retained interests in credit card receivables securitized	(62,921)	21,278	(57,219)	36,723

The investors in the Company’s securitization transactions have no recourse against the Company for its customers’ failure to pay their credit card loans. However, most of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

The pretax securitization income recorded by the Company and the measurement of the Company’s retained interests are dependent upon management’s estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models. Credit card receivables are typically charged off when the loan becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers’ accounts are typically charged off within 30 days of verification.

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

                The Company has decreased its fair value estimate of its retained interests to better estimate the collectible portion of finance charge receivables.  Prior to the second quarter of 2002, accrued interest and fees were deducted from income from retained interests when the related receivables were charged off.  This change in estimate was based in part on proposed bank regulatory guidelines, which affect many other companies in the credit card industry.  The effect of this change in estimate was to decrease the value of our retained interests by approximately $54.7 million.

                The retained interests in credit card receivables securitized include the following:

	June 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$98,593	$84,390
Servicing liability	(40,501)	(38,123)
Net I/O strip	58,092	46,267
Fair value of Seller’s Interest	251,982	312,622
Retained interests in credit card receivables securitized	$310,074	$358,889

Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of our rights to future income from the portfolio. The servicing liability reflects the fair value of the cost to service the portfolio above and beyond the servicing income we expect to receive from the securitization.

Changes in any of these assumptions used to value our retained interests could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company’s retained interests that were not purchased in the open market as of the end of each period are presented below:

	June 30, 2002	December 31, 2001
Payment rate (monthly)	7.1%	8.0%
Expected credit loss rate (annualized)	16.6	16.7
Residual cash flows discount rate (1)	22.5	34.9
Servicing liability discount rate	14.1	14.0

(1)  During the second quarter of 2002, the Company hired an independent financial advisory firm to evaluate its residual cash flow discount rate.  The independent financial advisory firm concluded that the appropriate residual cash flow discount rate was 22.5%.  During the second quarter of 2002, the Company adopted their recommendation and revised the estimated residual cash flow discount rate to 22.5% from 34.9% at March 31, 2002.  This resulted in an increase in the Company’s retained interests of approximately $22.8 million.

At June 30, 2002, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card loans
Payment rate (monthly)	7.1%
Impact on fair value of 5% adverse change	$(1,464)
Impact on fair value of 10% adverse change	$(1,810)
Expected credit loss rate (annualized)	16.6%
Impact on fair value of 5% adverse change	$(7,596)
Impact on fair value of 10% adverse change	$(15,184)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,732)
Impact on fair value of 10% adverse change	$(5,374)
Servicing discount rate	14.1%
Impact on fair value of 5% adverse change	$(125)
Impact on fair value of 10% adverse change	$(251)

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

The Company’s managed loan portfolio underlying its securitizations is comprised of retained interests in loans securitized and the investor’s share of securitized credit card loans. The investor’s share of securitized credit card loans is not an asset of the Company. Therefore, they are not included in the Company’s consolidated balance sheets. The principal balances outstanding as of June 30, 2002 and December 31, 2001, were $1.6 billion and $1.7 billion, respectively. The following table summarizes the balances included in the CompuCredit’s managed loan portfolio underlying its securitizations.

	June 30, 2002	December 31, 2001
	(In thousands)
Total principal balance	$1,575,689	$1,711,755
Total finance charge balance	147,368	180,087
Total loans	$1,723,057	$1,891,842
Loans delinquent-60 or more days	$192,250	$210,382

5.             Commitments and Contingencies

The Company is an equity member of CSG.  During the second quarter of 2002, CSG entered into a note purchase agreement whereby it has agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust in the event there is net new growth in the receivables or collections are not available to fund any new purchases by cardholders.  As of June 30, 2002,

CSG Trust had total receivables of approximately $1.2 billion.  The portfolio has and is expected to continue to decline during the life of the Trust as payments are expected to exceed new purchases each month.  As of June 30, 2002, if future purchases were to exceed payments available to fund purchases, CSG has agreed to purchase up to $200 million of new notes from the trust.  In general, the amount CSG has agreed to purchase declines as the amount of credit available to cardholders for future purchases declines.

As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the new notes if in fact purchases were to exceed payments available to fund purchases and if in fact CSG itself failed to purchase the new notes under the note purchase agreement described above.  As of June 30, 2002, CSG had not and was not required to purchase any additional notes under the note purchase agreement.  The Company’s guarantee is limited to its ownership percentage in CSG (which at June 30, 2002 was 50%) times the total amount of the notes that CSG would be required to purchase.  Therefore, as of June 30, 2002, the maximum amount of the Company’s guarantee was $100 million.  The Company currently does not have any liability recorded with respect to this guarantee.

6.             (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Numerator:
Net (loss) income	$(36,070)	$14,713	$(33,958)	$21,089
Preferred stock dividends	(1,029)	—	(2,033)	—
(Loss) income attributable to common shareholders	$(37,099)	$14,713	$(35,991)	$21,089
Denominator:
Denominator for basic (loss) income per share-weighted-average shares outstanding	46,559	46,535	46,559	46,525
Effect of dilutive stock options	26	120	16	102
Denominator for diluted (loss) income per share-adjusted weighted-average shares	46,585	46,655	46,575	46,627
Basic (loss) income per share	$(0.80)	$0.32	$(0.77)	$0.45
Diluted (loss) income per share	$(0.80)	$0.32	$(0.77)	$0.45

The preferred shares were not included in the denominator because their inclusion would have been anti-dilutive.

7.             Borrowings and Restricted Cash

During the second quarter of 2002, the Company entered into a loan in the amount of $31.4 million to partially fund the purchase of its equity interest in CSG.  The loan bears interest at Prime + 5%, is non-recourse to the Company, and is only payable with cash flows received from CSG.  The lender is entitled to share in a portion of excess cash flows received by the Company from CSG once the loan has been repaid.

During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank.  The agreement contains provisions allowing the sub-servicer of the Company to draw under the letter of credit as needed.  The Company is required to maintain a cash balance of $10.0 million with the lender. Such cash has been disclosed as “Restricted cash” on the face of the balance sheet.

8.             Subsequent Events

On July 12, 2002, a wholly owned subsidiary of the Company closed a transaction with Federated Department Stores, Inc. (NYSE: FD) to purchase certain assets, which included retained interests in a trust that owns approximately $1.1 billion in face amount of credit card receivables, which represents approximately 2.4 million accounts.  The Company also hired approximately 830 employees from Federated, who will continue to service the receivables in the trust.  Total cash consideration paid was approximately $90 million.  The Company will use the purchase method of accounting to record these transactions, and is still evaluating the factors which affect the various components of assets acquired and liabilities assumed.

During the third quarter of 2002, the Company's board of directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of it's outstanding common stock.  Under the repurchase plan, the Company may buy back shares of it's common stock from time to time either on the open market or through privately negotiated transactions in compliance with the Securities and Exchange Commission guidelines.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward–looking statements. We have based these forward–looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption “Risk Factors” in “Item 1. Business” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission and other factors discussed in that section, there is a risk that our actual results will differ materially from the expectations and beliefs reflected in the forward–looking statements in this section.

General

CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its customers for which it earns fees. We market unsecured Visa and MasterCard credit cards through direct mail, telemarketing, television and the internet.

Our revenues primarily consist of (1) securitization income, (2) income from our retained interest in credit card receivables securitized, (3) servicing income, (4) other credit card fee income, (5) interchange fees, (6) ancillary product revenue and (7) equity in the income of our equity-method investee.

Securitization income is gain or loss we recognize at the time of each sale.  Income or loss from retained interests in credit card receivables securitized is the income or loss we recognize from the credit card receivables we have securitized.  See “-Credit Card Securitizations” and “-Results of Operations” for additional information.  Servicing income consists of the fees we receive for servicing the various portfolios of credit card loans.  Other credit card fee income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders.  Interchange fees are the portion of the merchant fees assessed by Visa and MasterCard and passed on to us and are a function of the purchase volume of our cardholders.  Ancillary product revenue consists of the fees earned by selling various fee-based products including various memberships, insurance, subscription and other products. Equity in the income of our equity — method investee is discussed below.

Our primary operating costs include the costs of funding our receivables, credit losses and other operating expenses, such as employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

We originate our receivables portfolio through the use of our target marketing system to originate customers through direct mail, television, telemarketing and internet campaigns. We also add accounts by purchasing portfolios of credit card receivables or by forming entities with other partners to acquire retained interests in credit card receivables securitized.  Absent portfolio acquisitions, the size of our receivables depends in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing our originated receivables portfolio may not grow and may decline. We have reduced our marketing growth plans for 2002 as compared to 2001.  We believe this is prudent for us given our concerns relating to the availability of financing, general economic conditions and uncertainty regarding credit quality of accounts we historically have targeted.

We intend to grow our existing portfolio through marketing campaigns during 2002, although at a much slower rate than 2001.  During 2001 we added between 125,000 and 200,000 accounts per quarter, while in 2002 we intend to add approximately 25,000 to 50,000 accounts per quarter, excluding any portfolio acquisitions.

During the second quarter of 2002, we purchased a 50% interest in CSG, LLC (“CSG”).  CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and one of our wholly owned subsidiaries.  CSG was formed to acquire notes and a certificated interest issued by a trust.  Equity in the income of our equity-method investee is 50% of CSG’s income or loss, before income taxes.  See “-Results of Operations” and “— Other Operating Income” for additional information on these revenues.  We agreed to service the entire portfolio of credit card receivables underlying the trust.  In exchange for our servicing, we receive a fee.  This acquisition increased the total portfolio that we service by approximately $1.2 billion as of June 30, 2002.  In our “Selected Credit Card Data,” we include information relating to the receivables underlying our securitizations.  Beginning with the second quarter of 2002, our data reflects the credit card receivables that we have securitized as well as 50% of the managed receivables underlying the CSG trust (which reflects our 50% interest in CSG).

Additionally, on July 12, 2002, one of our a wholly owned subsidiaries closed a transaction with Federated Department Stores, Inc. (NYSE: FD) to purchase various assets, which included retained interests in a trust that owns approximately $1.1 billion in face amount of credit card receivables, which represents approximately 2.4 million accounts.  We also hired approximately 830 employees from Federated and we will continue to service the receivables in the trust.  Total cash consideration paid was approximately $90 million.  We will use the purchase method of accounting to record these transactions, and we are still evaluating the factors which affect the various components of assets acquired and liabilities assumed.

Our income is dependent upon the size and the quality of the credit card receivables in the credit card accounts underlying our securitizations.  When we reduce our marketing, we add fewer accounts and this decreases the size of our expected growth in the portfolio of the credit card receivables.  The result of not adding accounts that we otherwise were planning to add cannot be predicted with certainty and would be very subjective to estimate; however we believe that when there is less growth in the portfolio, there will be less growth and possibly a reduction in our net income as compared to years with higher growth.

We have decreased our expectation of growth in our originated credit card receivables during 2002 as a result of the decrease in our marketing plans.  We believe that our originated managed loan portfolio may not grow during 2002 and at the end of 2002 will be fairly comparable to the balance at the end of 2001.  Our experience is that typically during the first quarter of the year, consumers spend less and make higher payments, possibly due to bonuses or tax refunds.   We have found that consumers spend more in the fall, prior to the start of the school year and during the holidays.

Reducing our marketing plans also allowed us to make staff reductions in our marketing and professional services departments in January 2002 as we focused on reducing our operating expenses.  If we see improvements in the financial markets, we may increase our marketing plans during the last half of 2002, which we believe would in turn increase our receivables portfolio. Additionally, any additional portfolio acquisitions during 2002 would increase our receivables portfolio.

Credit Card Securitizations

We began marketing and servicing credit card accounts in February 1997.  Columbus Bank &Trust (“CB&T”) originates VISA and MasterCard revolving credit card accounts under an agreement with us.  On a daily basis, CB&T sells us an interest in the receivables created that day.  Each day, we in turn sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions.  The trusts or conduits issue notes to investors in order to obtain the cash to pay us for the receivables.

After an initial purchase of notes by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables.  This is referred to as a revolving period.  The revolving period typically begins on the closing date of any particular series of notes and ends at the beginning of the amortization period.  At the end of the revolving period, the investment of collections in new receivables ends and collections are instead used to repay the investors.  The period during which investors are being repaid is referred to as an amortization period.  The revolving periods have coincided with the maturity dates of each series which are either 364 days for series issued to commercial paper conduits or three years for our series placed with other investors.  The maturity date for each series is included in our “Liquidity, Funding and Capital Resources” section.

All collections received from the cardholders underlying each securitization are included in the securitization cash flows.  This includes collections from the cardholders for fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances.  The cash flows are then distributed in accordance with the securitization documents.  Cash is distributed to us as servicer for our servicing fee, to the investors for their interest on their outstanding notes, to us as the seller to fund new purchases during the revolving period and to the investors to repay any portion of their outstanding notes that become due and payable.  Any collections from cardholders remaining each month after making the payments noted above are paid to us on our retained interests.

In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to the accounts.  The fraud that we are responsible for includes the unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards or account numbers.  We expense these fraud losses in other operating expense.  To date, we have experienced very little fraud for unauthorized use of the credit cards.

The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due.  We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables.  The credit support is usually in the form of over-collateralization, which means that we sell the receivables for cash and a subordinate retained interest.  Since the retained interest is subordinate to the investor’s investment, the investors get excess collateral for their cash purchase price.  As a result, the receivables available to repay the investors exceed the total amount of the investors’ interests in the receivables.  This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a seller’s interest.

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

Our securitizations are treated as sales under Generally Accepted Accounting Principles.  As such, we remove the securitized receivables from our consolidated balance sheet.  As noted above, we retain a seller’s interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made.  These amounts are recorded as income from retained interests in credit card receivables securitized.  The fair value of our seller’s interests are based on the estimated present value of the future cash flows using management’s best estimates of key assumptions and the estimated collectible portion of finance charge receivables.  We also recognize an “interest-only” (“I/O”) strip, which is the present value of the projected excess cash flows the receivables will produce during its life.  The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and other expenses.  The I/O strip and the seller’s interest are included in “Retained Interests in Credit Card Receivables Securitized” on our consolidated balance sheet.

Amounts Due from Securitization on our consolidated balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

Securitizations are accounted for under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), and, prior to April 1, 2001, were accounted for under Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 125”).  Under these statements, gains or losses are recognized at the time of each sale and as they are recorded as securitization income or loss in our consolidated statement of operations.  The gains or losses recognized on the sales of credit card receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the financial assets and cash proceeds received.

We believe our securitizations satisfy the conditions of Statement No. 140 for sale accounting because each trust, as the issuer, is a qualified special purpose entity (“QSPE”).  The activities of each trust are limited to (1) acquiring, owning and managing its assets and the proceeds of those assets; (2) issuing and making payments on notes; and (3) engaging in related activities.  In addition, each holder of a beneficial interest in the notes has the right to pledge or exchange its beneficial interest.  Finally, the transferor transfers the receivables to each trust or to a third party conduit and does not maintain control over the receivables.

The securitization transactions do not affect the relationship we have with our customers and we continue to service the credit card receivables.  We either perform the servicing or contract with third party service providers.  The fees we receive to service credit cards are included in our servicing income and are discussed in our “Results of Operations-Other Operating Income.”  We recognize a servicing liability for the projected servicing costs that exceed our projected servicing revenue.  Although separately valued from our interest-only strip, this amount is reported with our interest-only strip on our consolidated balance sheet for financial reporting purposes.  See “—Net Securitization Income and Income from Retained Interests” for the assumptions used and the servicing liability amounts.

The table below summarizes our securitization activity.

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$1,723,057	$1,671,762	$1,723,057	$1,671,762
(Distributions to) proceeds from securitizations	(58,185)	66,733	(114,779)	145,527
Excess cash flows received on retained interests	44,089	43,605	96,457	93,509
Pretax securitization income	—	238	—	504
(Loss) income from retained interests in credit card receivables securitized	(62,921)	21,278	(57,219)	36,723

The decrease in net proceeds from securitizations is the result of repayment to third party investors due to a decline in the receivables underlying the securitizations.  These proceeds or distributions fluctuate based on the growth or decline of the principal portion of the receivables.  During the three and six months ended June 30, 2002, the receivables decreased, which resulted in cash flows being paid to the investors.  During the three and six months ended June 30, 2001, the receivables grew, which allowed us to draw from the investors in our securitizations, which created the proceeds from securitization.  The excess cash flows received on our retained interests are a function of the size and average age of the receivables.  Our pretax securitization income is recognized when the receivables are securitized.  We did not earn any securitization income during the three or six months ended June 30, 2002 because the receivables decreased in size.

The trusts or the conduits purchase receivables from us by raising proceeds from investors.  These proceeds are raised by the trusts or issued by the conduits by issuing notes to investors.  The proceeds from the investors are then remitted to us as part of the purchase price of the receivables.  We had the following total commitments and outstanding amounts in our securitizations for each period presented:

	As of June 30,	As of December 31,
	2002	2001
	(In millions)
Total commitments from investors	$1,693	$2,046
Total outstanding amounts	1,376	1,524

The maturities of these notes vary and are more fully detailed in “—Liquidity, Funding and Capital Resources.”  We try to structure our securitization funding source by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase the receivables from us.  We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes and by also having excess capacity if one particular series of notes is not renewed at its maturity date.  One of the reasons we have slowed our growth plans for 2002 is because we do not have any assurance that when any series of notes mature, they will be renewed on terms that are favorable to us, or at all.  This is more fully discussed in “—Liquidity, Funding and Capital Resources.”

We include in our consolidated financial statements all of our wholly owned subsidiaries.  However, in accordance with Statement No. 140, we do not consolidate any of the trusts, which are QSPEs.  We are required to service the receivables that have been sold.  We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables.  We do this pursuant to an administration agreement between us and the trustees of the trusts.  The investors do not have any recourse against us for the cardholders’ failure to pay their credit card balances; however, most of our retained interests are subordinate to the investor’s interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders’ failure to pay before the investors would have to absorb these losses.

Our securitization documents require us, as servicer of the receivables, to covenant that we will maintain an acceptable ratio of tangible net worth to total managed loans or that we will not default in the payment of material indebtedness or reduce the periodic finance charges assessed on the receivables below agreed upon levels.  We have also agreed to service the receivables in accordance with our servicing policies and procedures.  In addition to the above, there are events described in our agreements that may trigger an early redemption, which would cause all collections on the receivables to go to the investors to pay the principal on the notes.  This would delay any cash being paid to us with respect to our seller’s interests until the notes were paid in full.  These events include our failure as servicer to remit the collections that we receive from cardholders to the appropriate securitization accounts within the required time frames, our failure to provide reports regarding the activity in the accounts within required time frames, or a breach of our representations and warranties.  These events also include financial performance measures on the underlying receivables.  As servicer of the accounts, we do not covenant or make any representation or warranty regarding the collectibility of the receivables in the accounts.

Our securitization documents require us, as the seller of the receivables, to make representations and warranties relating to the validity and the enforceability of the agreements pursuant to which the receivables were created.  We also make other standard representations and warranties including our ability to enter into the agreements and the accuracy of the information provided by us to investors.  If we breach any of these representations, we may cause an early redemption event and we may not be able to sell additional receivables into our securitization structures.  As seller of the receivables, we do not make any representation or warranty regarding the collectibility of the receivables in the accounts.

We have not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables has not caused an early redemption event in any of our securitizations.

In our securitization structure associated with our portfolios which we purchased during 1998, each month a percentage of the excess cash collected from the cardholders is paid to the investors to decrease their remaining invested amount.  This excess cash totaled $5.0 million for the three months ended June 30, 2002, and $3.1 million for the three months ended June 30, 2001.  Under the terms of the securitization, the investors are paid with a percentage of the cash collected less (a) servicing fees that we receive to service the accounts, and (b) credit balance refunds.  Beginning in April 2002, 100% of all the excess cash is being paid to the investors.  Once the investors are repaid, all cash collected on any remaining receivables is payable to us, which management estimates to occur during the later half of 2004.

Results of Operations

Net loss attributable to common shareholders for the three months ended June 30, 2002 was $37.1 million, or $0.80 per diluted share, compared to net income of $14.7 million, or $0.32 per diluted share for the three months ended June 30, 2001.  Net loss for the six months ended June 30, 2002 was $36.0 million, or $0.77 per diluted share, compared to net income of $21.1 million, or $0.45 per diluted share for the six months ended June 30, 2001.

Other operating income includes (loss) income from retained interests in credit card receivables securitized, which decreased to a loss of $62.9 million for the three months ended June 30, 2002 compared to income of $21.3 million for the three months ended June 30, 2001.  (Loss) income from retained interests in credit card receivables securitized decreased to a loss of $57.2 million for the six months ended June 30, 2002 compared to income of $36.7 million for the six months ended June 30, 2001.  These decreases are due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines and (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

During the second quarter of 2002, we hired an independent financial advisory firm to evaluate the residual cash flow discount rate.  The independent financial advisory firm concluded that the appropriate residual cash flow discount rate was 22.5%.  During the second quarter of 2002, we adopted their recommendation and revised the estimated residual cash flow discount rate to 22.5% from 34.9% at March 31, 2002.

Our income from retained interests also decreased due to a reduction in the profitability and cash flows from the credit card receivables underlying our retained interests.  This is due to an increase in the charge offs of the receivables, which is due to a larger percentage of our receivables aging through the second year of their life.  When credit card receivables are first originated, they tend to have low charge off rates in their first twelve months.  The charge off rate then dramatically increases during year two and then moderates in year three and beyond.  We have seen this trend in the performance of our receivables and believe that it is typical in other credit card portfolios in the industry.  We further describe the receivables portfolio in “Selected Credit Card Data.”

During the second quarter of 2002, bank regulators required various financial institutions to evaluate the manner in which they estimate the fair value of their retained interests and in particular how accrued finance charges and fees are treated in their estimate.  Based on proposed regulatory guidelines and review of the results of agreements with other credit card companies and the regulators, we changed the manner in which we estimate the fair value of our retained interest and now only include the estimated collectible portion of finance charges and fees that have been billed to the cardholders account.  As noted above, the impact of this change was to decrease our income from retained interests by approximately $54.7 million.  Additionally, we also accrued only the estimated collectible portion of the accrued interest and fees earned but not yet billed to the cardholders, which decreased our income from retained interest by $10.3 million and our other credit card fees by $1.7 million.

The largest component of our income comes from the profit generated from the credit card receivables underlying our securitizations. Growth in managed receivables cannot be predicted with certainty. In general, it is a product of our marketing and other strategic efforts. In general, our growth is a product of (1) the growth in the number of accounts, and (2) the amount of usage – balances – on accounts.  Our growth also is dependent upon a number of factors that we are not able to control, such as levels of consumer spending, competition and general economic conditions.  During the second quarter of 2002, the credit card receivables underlying our securitizations decreased by approximately 4.8% due primarily to normal attrition.  During the second quarter of 2002, we added approximately 40,000 new accounts from our marketing efforts compared to approximately 167,000 new accounts during the second quarter of 2001.

Growth in the number of accounts is a product of several factors, primarily the level of our marketing efforts, our competition, the general economy and our portfolio acquisition efforts.  Our marketing and solicitation expenses decreased to $2.4 million for the three months ended June 30, 2002 from $7.7 million for the three months ended June 30, 2001.  We decreased our marketing in 2002 because we believed that we had limited access to liquidity and we did not want our portfolio to grow beyond what we may be able to fund in the future.  Additionally, during the second quarter of 2002, we concentrated on acquiring portfolios instead of originating a significant number of new accounts.

Other operating income, excluding securitization income, (loss) income from retained interests in credit card receivables securitized, and equity in income of equity-method investee, decreased slightly to $34.2 million for the three months ended June 30, 2002 from $35.3 million for the three months ended June 30, 2001 and increased slightly to $68.7 million for the six months ended June 30, 2002 from $68.6 million for the six months ended June 30, 2001.

Other operating expenses decreased to $31.5 million for the three months ended June 30, 2002 from $34.8 million for the three months ended June 30, 2001 and decreased to $68.9 million for the six months ended June 30, 2002 from $75.0 million for the six months ended June 30, 2001.  The decrease is due primarily to the decrease in our marketing and solicitation expenses.

Net Interest Income

Net interest income consists of interest income earned on cash and cash equivalents less interest expense. Net interest income totaled $0.3 million for the three months ended June 30, 2002 and $0.6 million for the three months ended June 30, 2001. Net interest income totaled $0.6 million for the six months ended June 30, 2002 and $1.6 million for the six months ended June 30, 2001.  The decrease in net interest income during 2002 is attributable to the reduction of the prime rate, as well as a reduction in our average cash and cash equivalents.

During the second quarter of 2002, we entered into a loan in the amount of $31.4 million to partially fund the purchase of an equity interest in CSG.  The loan bears interest at Prime + 5%, is non-recourse to the Company, and is only payable from the cash flows received from CSG.  Interest expense associated with this loan was nominal for the three months ended June 30, 2002.  Until January 2002, $15.0 million was outstanding under our $25.0 million one-year revolving credit facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer. The revolving credit facility expired in January 2002 and was paid in full.  During the three and six months ended June 30, 2001, we had nominal interest expense.

Net Securitization Income and (Loss) Income from Retained Interests

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

Net securitization income is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller’s Interest) and retain rights to receive cash in the future (the “interest only, or I/O strip”). We did not earn any net securitization income during the three and six months ended June 30, 2002 because our portfolio decreased in size.  Net securitization income was $0.2 million and $0.5 million for the three and six months ended June 30, 2001.

(Loss) income from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115.  Loss from retained interests in credit card receivables securitized for the three months ended June 30, 2002 was $62.9 million, compared to income of $21.3 million for the three months ended June 30, 2001.  Loss from retained interests in credit card receivables securitized for the six months ended June 30, 2002 was $57.2 million, compared to income of $36.7 million for the six months ended June 30, 2001.  The decrease in our income from retained interests in credit card receivables securitized is due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines, and (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset by (c) an approximately $22.8 million increase in our retained interest due to decreasing our residual cash flows discount rate to 22.5%. The remainder of the $62.9 million loss was primarily due to an increase in charge offs.

The fair value of our retained interests in credit card receivables securitized is estimated by discounting the expected future cash flows from the securitized receivables at rates which we believe are consistent with those that would be used by an independent third party. These rates historically reflect (a) prior transactions completed by us, (b) average rates disclosed by our peers and (c) average rates we have reviewed from transactions where the total interest rate to the investor has been disclosed.  During the second quarter of 2002, we hired an independent financial advisory firm to evaluate the residual cash flow discount rate.  The independent financial advisory firm concluded that the appropriate residual cash flow discount rate was 22.5%.  During the second quarter of 2002, we adopted the recommendation of the independent financial advisory firm and revised the estimated residual cash flow discount rate to 22.5% from 34.9% at March 31, 2001.  Because quoted market prices are generally not available, the fair value of our retained interests is based on the estimated present value of future cash flows from the receivables that have been securitized using management’s best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows (see “Critical Accounting Policies.”)

	At or for the Three Months Ended
	2002		2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Percentages annualized)

Assumptions

Payment rate (monthly)	7.1%	7.1%	8.0%	9.5%	9.4%	9.0%
Expected credit loss rate (annualized)	16.6%	16.7%	16.7%	14.4%	13.6%	11.8%
Residual cash flows discount rate	22.5%	34.9%	34.9%	14.2%	14.2%	16.4%
Servicing liability discount rate	14.1%	14.1%	14.0%	14.2%	14.2%	16.4%

The payment rate remained unchanged from March 31, 2002 to June 30, 2002.  We compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate.  Estimated default rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management’s estimates.

Our retained interests in credit card receivables securitized include the following:

	June 30, 2002	December 31, 2001

	(In thousands)
I/O strip	$98,593	$84,390
Servicing liability	(40,501)	(38,123)
Net I/O strip	58,092	46,267
Fair value of Seller’s Interest	251,982	312,622
Retained interests in credit card receivables securitized	$310,074	$358,889

Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the estimated fair value of our rights to future income from the portfolio. The servicing liability reflects the estimated fair value of the cost to service the portfolio above and beyond the servicing income we expect to receive from the securitization. The decrease in our retained interests at June 30, 2002 from December 31, 2001 is a function of the decrease in the total receivables securitized at the end of each of the stated periods and a change in the estimates used to value our retained interest in credit card receivables securitized.

Equity-Method Investment in CSG, LLC

CSG, LLC (“CSG”) was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust (“CSG Trust”) that owns a portfolio of credit card receivables.  We have a 50% interest in CSG and funded our interest in CSG with cash.  We borrowed a portion of our required investment. We are accounting for our interest in CSG using the equity method of accounting.  We recorded approximately $4.5 million of income during the second quarter of 2002.  This income primarily consisted of interest income earned by CSG on the notes and the certificated interest it acquired in the second quarter of 2002 from the CSG Trust.

Other Operating Income

Other operating income, excluding securitization income, (loss) income from retained interests in credit card receivables securitized, and equity in income of equity-method investee consists of the following:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001
	(In thousands)
Servicing income	$2,394	$1,548	$3,679	$3,235
Other credit card fees	23,858	20,796	48,698	39,509
Interchange fees	4,065	5,541	8,022	10,902
Ancillary products	3,852	7,372	8,335	14,942
Total other operating income	$34,169	$35,257	$68,734	$68,588

Other operating income decreased to $34.2 million for the three months ended June 30, 2002 from $35.3 million for the three months ended June 30, 2001 and increased to $68.7 million for the six months ended June 30, 2002 from $68.6 million for the six months ended June 30, 2001.  The receivables underlying the securitizations remained relatively unchanged at approximately $1.7 billion at June 30, 2002 and June 30, 2001.  Our servicing income increased for the three and six months ended June 30, 2002 compared to the same periods in 2001 primarily due to the servicing revenue we earned as the servicer of receivables associated with the CSG Trust.  Other credit card fees increased to $23.9 million from $20.8 million due to increases in annual, over-limit, cash advance, insufficient funds, maintenance and other miscellaneous fees.  Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on the credit card receivables. Interchange fees decreased to $4.1 million from $5.5 million due to a decrease in the purchase volume on the credit card receivables. Ancillary product revenue decreased to $3.9 million from $7.4 million due to fewer customers purchasing our products and because we have decreased our growth in new accounts during the past three quarters.  Our ancillary product income is very sensitive to our new account growth as sales of our fee-based products are higher to new customers than to existing cardholders.  Because we have decreased our growth plans for new accounts in 2002, our ancillary product income may continue to decline in 2002.

Other Operating Expense

Other operating expense consists of the following for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
Non-servicing salaries and benefits	$3,028	$2,760	$6,624	$5,043
Credit card servicing	15,817	15,051	35,887	29,180
Marketing and solicitation	2,417	7,727	5,041	19,858
Professional fees	647	828	1,430	1,810
Data processing	1,813	1,875	3,413	4,492
Net occupancy	1,158	602	2,350	1,407
Ancillary product expense	1,054	2,113	3,053	6,080
Other	5,602	3,817	11,060	7,145
Total other operating income	$31,536	$34,773	$68,858	$75,015

Other operating expense for three months ended June 30, 2002 decreased to $31.5 million from $34.8 million for the three months ended June 30, 2001 and decreased to $68.9 million for the six months ended June 30, 2002 compared to $75.0 million for the six months ended June 30, 2001.  This decrease is due primarily to a decrease in marketing and solicitation expenses, data processing expenses and ancillary product expenses, offset by increases in credit card servicing, non-servicing salaries and benefits, and other expenses. Credit card servicing costs primarily include collections and customer service expenses.  These expenses include in-house collections and customer service expenses as well as costs associated with corresponding with our cardholders.  Servicing expense also includes outsourced collections and customer service expenses.

During 2001, based on anticipated growth in our managed receivables, we increased our infrastructure, customer service and collection personnel. Salaries and benefits, net occupancy and other expenses increased as our operations expanded to service the increase in managed loans.  In 2002, marketing and solicitation costs decreased due to reduced budgeted levels of direct mail, television, telemarketing and internet campaigns.  Data processing expenses decreased due to the realization of certain cost cutting efforts implemented in January of 2002.  Ancillary product expense decreased due to a decrease in ancillary product marketing and a decrease in ancillary products sold.

Other expenses include depreciation, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. During 2001, expenses in this category, other than fraud, increased incrementally as we added infrastructure to support the growth in managed receivables.  Our fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards.  To date, we have experienced very little fraud for unauthorized use and the total expense was approximately 0.17% of the average managed receivables for the three months ended June 30, 2002 and approximately 0.16% for the three months ended June 30, 2001.

Income Taxes

Income tax benefit was $19.4 million for the three months ended June 30, 2002 compared to income tax expense of $7.9 million for the three months ended June 30, 2001. Income tax benefit was $18.3 million for the six months ended June 30, 2002 and income tax expense was $11.4 million for the six months ended June 30, 2001. Our effective tax rate was 35.0% for each of the three and six months ended June 30, 2002 and 2001.  Substantially all of our income tax liabilities at June 30, 2002 were deferred tax liabilities.

Selected Credit Card Data

In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under Generally Accepted Accounting Principles ("GAAP"). As such, we remove the securitized loans from our consolidated balance sheet. During the second quarter of 2002, we purchased a 50% interest in CSG, LLC, which was formed to acquire notes and a certificated interest in a trust (“CSG Trust”) that owns a portfolio of credit card receivables.  The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table and in this entire Selected Credit Card Data section is presented to reflect credit card receivables that we have securitized and 50% of the managed receivables underlying the CSG Trust (which reflects our ownership percentage in CSG, LLC).

	At or for the Three Months Ended
	2002			2001			2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(In thousands; percentages annualized)
Period-end managed loans	$2,260,442	$1,809,070	$1,891,842	$1,804,631	$1,671,762	$1,589,584	$1,528,372	$1,321,128
Period-end managed accounts	2,285	2,057	2,185	2,163	2,300	2,256	2,178	1,891
Average managed loans	$1,945,024	$1,860,209	$1,838,873	$1,745,136	$1,623,730	$1,574,554	$1,398,041	$1,256,239
Net interest margin	13.1%	16.9%	19.0%	21.5%	22.0%	21.6%	21.8%	23.4%
Other credit card income ratio	7.3%	7.3%	8.5%	9.2%	8.5%	8.3%	9.3%	8.7%
Operating ratio	7.6%	9.0%	9.8%	8.8%	8.4%	9.1%	7.9%	7.6%

                The net interest margin includes all net interest and late fee income on all outstanding loans, less the interest expense paid to the investors and finance charge charge offs. Our other credit card income includes other credit card fees, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income and ancillary product income.  Our operating ratio includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, other than marketing and solicitation and ancillary product expenses, and is expressed as a percentage of average managed loans.

We acquired portfolios during 1998 at substantial discounts.  The portfolio of credit card receivables owned by the CSG Trust was also acquired at a substantial discount.  The presented credit card data excludes some of the acquired receivables and the related accounts, which at the time of purchase, were closed accounts or in a late delinquency status.  Our belief is that these accounts were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term.  In each purchase, the accounts and the receivables were purchased as part of the portfolio as the sellers desired to sell the entire portfolio.  The same representations and warranties from the sellers were made on these receivables that were made on the entire portfolio; however, the sellers did not provide any representations or warranties as to the ability or willingness of the cardholders to repay their accounts.  There is no recourse to any seller in the event the cardholders simply do not pay on accounts that have been acquired.

The following summarizes the accounts and receivables purchased and those excluded from our credit card data:

	Purchases occurring in
	2002	1998
	(In thousands)
Acquired accounts	383	201
Acquired receivables	$615,721	$579,700
Excluded accounts	38	52
Excluded receivables	$74,388	$137,200

The portfolios acquired during 1998 and the portfolio acquired during 2002 by the CSG Trust were acquired at substantial discounts.  A portion of each discount related to the excluded accounts noted above.  A portion of each discount related to the credit quality of the remaining acquired receivables and was calculated as the difference between the face amount of the receivables purchased (less the excluded accounts described above) and the expected future cash flows expected to be collected.  The balance of the discount for each purchase is not needed for credit quality, is referred to as accretable yield, and is being amortized into net interest margin, using the interest method over the estimated life of each acquired portfolio for purposes of reporting our selected credit card data.  At June 30, 2002, $10.5 million of the accretable yield remained.  The following table summarizes the discounts associated with the acquired portfolios:

	Purchases occurring in
	2002	1998
	(In millions)
Total face value acquired	$615.7	$579.7
Total discount	249.0	284.5
Portion used for excluded receivables	74.4	137.2
Portion needed for credit quality	169.9	87.5
Portion reflecting accretable yield	4.7	59.8

Our net interest margins are influenced by a number of factors, including the level of finance charges and late fees billed, the weighted average cost of funds and the level of our finance charge charge offs. Our net interest margin for the three months ended June 30, 2002 was 13.1% as compared to 16.9% for the three months ended March 31, 2002. The decrease in our net interest margin is due to a decrease in late fee income billed to our cardholders and an increase in the finance charge charge offs on the portfolio, partially offset by an increase in billed finance charges.  The net effect of these changes was to decrease our net interest margin by approximately $10.3 million.

Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risks. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. We expect our net interest margin to begin to increase during the third quarter of 2002 due primarily to expected decreases in finance charge charge offs for the remainder of 2002. The increase in finance charge charge offs is based on the current economic environment as well as the expected seasoning of the credit card accounts.

Our operating ratio includes all costs of operating our business, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of loan growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, our internet technology and our database management system. The operating ratio decreased to 7.6% during the three months ended June 30, 2002 as compared to 9.0% during the three months ended March 31, 2002 as we continued to implement cost cutting initiatives, including automation projects.  We expect to continue to reduce our operating ratio as a percentage of average managed loans during the second half of 2002.  Included in our operating expenses for the second quarter of 2002 was approximately $3.7 million paid to our primary subservicer to reimburse them for servicing fewer accounts than previously projected.

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

Delinquencies.  Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s statement. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See “–Net Charge offs.”

The following table presents the delinquency trends of the credit card receivables:

	At or for the Three Months Ended
	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(In thousands;% of total)
Loans delinquent:
30 to 59 days past due	$104,337	$68,423	$86,501	$70,280	$69,602	$63,338	$59,138	$50,313
60 to 89 days past due	67,154	57,227	62,975	55,967	55,084	42,953	47,118	37,324
90 or more days past due	136,501	163,715	147,407	141,467	121,494	107,253	98,568	78,753

Total 30 or more days past due	$307,992	$289,365	$296,883	$267,714	$246,180	$213,544	$204,824	$166,390
Total 60 or more days past due	$203,655	$220,942	$210,382	$197,434	$176,578	$150,206	$145,686	$116,077

Loans delinquent as % of period-end loans:
30 to 59 days past due	4.6%	3.8%	4.6%	3.9%	4.2%	4.0%	3.9%	3.8%
60 to 89 days past due	3.0	3.2	3.3	3.1	3.3	2.7	3.1	2.8
90 or more days past due	6.0	9.0	7.8	7.8	7.3	6.7	6.4	6.0

Total 30 or more days past due	13.6%	16.0%	15.7%	14.8%	14.8%	13.4%	13.4%	12.6%
Total 60 or more days past due	9.0%	12.2%	11.1%	10.9%	10.6%	9.4%	9.5%	8.8%

The following table separately reports our loan delinquency trends for our originated portfolio and for  purchased portfolios:

	At or for the Three Months Ended
	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(% of Total)
Originated Portfolio
Loans Delinquent:
30 to 59 days past due	4.6%	3.7%	4.5%	3.9%	4.1%	3.8%	3.5%	3.6%
60 to 89 days past due	3.2	3.2	3.4	3.1	3.3	2.6	3.0	2.7
90 or more days past due	8.0	9.3	7.9	7.9	7.3	6.7	6.4	6.0
Total 30 or more days past due	15.8%	16.2%	15.8%	14.9%	14.7%	13.1%	12.9%	12.3%
Total 60 or more days past due	11.2%	12.5%	11.3%	11.0%	10.6%	9.3%	9.4%	8.7%

Purchased Portfolios
Loans Delinquent:
30 to 59 days past due	4.7%	4.8%	5.9%	4.4%	5.0%	5.7%	6.7%	5.4%
60 to 89 days past due	2.3	2.9	3.0	2.7	3.8	3.5	4.1	3.6
90 or more days past due	0.9	5.7	5.5	6.4	7.4	7.4	7.1	5.7

Total 30 or more days past due	7.9%	13.4%	14.4%	13.5%	16.2%	16.6%	17.9%	14.7%
Total 60 or more days past due	3.2%	8.6%	8.5%	9.1%	11.2%	10.9%	11.2%	9.3%

In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected to first be low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio. Our delinquency rates have increased due primarily to the seasoning of receivables that were originated during

2000 and 1999 and the general economic conditions that prevailed during 2001 and the six months ended June 30, 2002. Our delinquency rates have improved in the originated portfolio from March 31, 2002 to June 30, 2002 primarily due to successful collection efforts and due to our belief that our originated portfolio has experienced its peak charge off rates relating to seasoning as mentioned above.  The average age of our originated portfolio was 27 months at June 30, 2002.  The purchased portfolios delinquencies improved from March 31, 2002 compared to June 30, 2002 primarily because of the inclusion of our 50% interest in the managed receivables underlying the CSG Trust. We expect purchased portfolio delinquencies to increase as the receivables acquired by the CSG Trust age into later delinquency statuses; the majority of the CSG Trust accounts at June 30, 2002 (after excluding accounts at or near charge off, as previously discussed) are generally less than 60 days past due.  This is consistent with our observations relating to the portfolios we acquired in 1998.

We are using our account management strategies on our portfolio, which are intended to reduce the expected increase in delinquency rates as our portfolio continues to mature.  Examples of management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account to collector ratio across delinquency buckets.  We measure the success of these efforts by measuring delinquency rates.

Net Charge offs.  Net charge offs include the principal amount of losses from customers unwilling or unable to pay their loan balance, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off receivables when they become contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer’s bankruptcy or death and subsequent confirmation, if applicable.

For purposes of reporting adjusted charge off ratios on managed loans below, the discount related to credit quality discussed earlier in this section was utilized to offset a portion of actual net charge offs. This amount relating to the portfolios acquired in 1998 was fully amortized as of June 30, 2001 and therefore, beginning with the quarter ended September 30, 2001, the actual and adjusted charge off ratios were the same. Beginning in the third quarter of 2002, the credit related discount associated with the receivables owned by the CSG Trust will be used to offset a portion of the actual net charges offs.  The following table presents our net charge offs for the periods indicated on a managed loan portfolio basis:

	For the Three Months Ended
	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30
	(Dollars in thousands; percentages annualized)
Selected Credit Card Data:
Net charge offs	$72,979	$68,407	$70,207	$63,759	$59,807	$58,229	$46,552	$35,678
Adjusted net charge offs	$72,979	$68,407	$70,207	$63,759	$59,434	$58,126	$46,132	$34,525
Net charge off ratio	15.0%	14.7%	15.3%	14.6%	14.7%	14.8%	13.3%	11.4%
Adjusted charge off ratio	15.0%	14.7%	15.3%	14.6%	14.6%	14.8%	13.2%	11.0%

As described above under the "Delinquency" subheading, as our portfolio matures, we expect charge off rates to also increase and then stabilize. Our charge off ratio increased during 2001 and 2000 due primarily to seasoning of our portfolio and a general slowing of the economy. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year. We expect our charge off rates to level off and then decrease over the second half of 2002. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge off recovery efforts to minimize losses.

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

We finance our business through cash flows from operations, asset securitizations and the issuance of equity:

•                  During the six months ended June 30, 2002, we used approximately $9.6 million in cash to operate the company compared to generating approximately $35.7 million in cash flow from operations during the six months ended June 30, 2001.  The $45.3 million decrease is due primarily to (a) reduced cash collections due to higher charge offs, and (b) $10.0 million being used to cash collateralize the irrevocable standby letter of credit we entered into during the first quarter of 2002, as further explained below.

•                  During the second quarter of 2002, we entered into a loan in the amount of $31.4 million to partially fund the purchase of an equity interest in CSG.  The loan bears interest at Prime + 5%, is non-recourse to the Company, and is only payable with cash flows received from CSG.  The lender is entitled to share in certain excess cash flows we receive from our investment in CSG once the loan has been repaid.

•                  Until January 2002, we had a $25.0 million one-year revolving credit facility, of which $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a sub-servicer of the Company. This agreement expired in January 2002 and was paid in full.

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

•                  During the third quarter of 2002, our board of directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of our outstanding common stock.  Under the repurchase plan, we may buy back shares of our outstanding common stock from time to time either on the open market or through privately negotiated transactions in compliance with the Securities and Exchange Commission guidelines.

•                  As of June 30, 2002, we had total securitization facilities of $1.7 billion and had used approximately $1.4 billion of these facilities. These facilities include the outstanding amounts on two floating rate three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000.  Repayment for each one-year securitization facility begins on its maturity date. In the case of our three-year term securitizations, cash may be accumulated as early as one year prior to the scheduled maturity date. Once repayment on any facility begins and until the facility is paid, cash may be accumulated within the trust and not paid to us to provide for the repayment of such facility. We have noted those facilities below.

Maturity Date	Facility Limit
(in millions)
August 2002(1)	$67.9
October 2002	306.0
March 2003	250.0
September 2003(2)	627.4
July 2004(3)	441.5
$1,692.8

(1)                          Subsequent to June 30, 2002, this facility was renewed until February 2003.

(2)                          Represents the expected principal payment date; however, as early as September 2002, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

(3)                          Represents the expected principal payment date; however, as early as July 2003, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

•                  Subsequent to June 30, 2002, we entered into an additional $300.0 million facility, which will expire in July 2003.

During the six months ended June 30, 2002, we used approximately $9.6 million in cash operating the company.  Our cash used by operating the company is dependent on the performance of our managed portfolio including charge off rates, net interest margin, payment rates and operating expenses.  Based on our current expectations of our managed portfolio performance and our expected growth rates during the third and fourth quarter of this year, we expect to have positive cash flow from operations during these quarters.

We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to be prepared for adverse changes in the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, or the issuance of debt or equity. We may explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to adverse changes in the securitization marketplace.

Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. With the exception of the three-year securitizations that we completed in July 2001 and August 2000, most are one-year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio’s annual yield or a decline in the payment rate, in each case below set rates, or an increase in delinquencies or charge offs, in each case above set rates.  The portfolio’s annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. These events would accelerate the need to utilize alternative funding sources.  If our securitization facilities begin to trap cash flows to repay the investors and we are unable to obtain additional sources of liquidity such as other securitization facilities, other debt or we are unable to issue additional equity, we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash. Under each of our securitization structures, there has not been an early amortization period. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the information under the caption “Credit Card Securitizations.”

Our most significant uses of cash are marketing expenses, operating expenses and the purchase of the credit card receivables that arise from the accounts that are issued through our relationship with Columbus Bank & Trust.  We raise cash by selling the credit card receivables into our securitization programs.  When we sell the receivables we receive cash and a seller’s interest (a portion of which is regularly referred to as a “retained interest”).  Since the amount of cash that we receive is less than the face amount of the receivables, this seller’s interest is a use of cash for us.  The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts.  This cash is allocated by the securitization agreements to pay for servicing the receivables, to pay interest on the investor’s notes, to cover charge offs, and to repay any portion of the investor’s notes that are due.  Any excess cash after the above allocations is remitted to us.

During periods of rapid receivables growth, the cash that we raise from selling the credit card receivables and from our interests in the trusts is not by itself enough to cover our uses of cash.  During periods of decline in the receivables, there typically would be enough cash flow to cover our costs and we would generate excess cash flow (depending on the performance of the underlying receivables).  To fund our use of cash associated with our significant growth during 1999, 2000 and 2001, we used the proceeds from our initial public offering and our follow-on offering.  During the fourth quarter of 2001, we used a portion of our revolving credit facility, and we also raised additional cash by selling retained interests and preferred stock that we described more fully in our 2001 Annual Report on Form 10-K.  During 2002, we used our cash flows from our fourth quarter 2001 transactions and a note to fund our operations.

Absent changes in the manner in which we securitize credit card receivables, we believe that our asset securitizations, cash flow from operations and cash flows from our investment in CSG generally will provide adequate liquidity for our business at its current level. However, in order for us to continue growing our business, we will need additional sources of liquidity to fund our retained interest portion of the growth. In addition, should the terms of the securitizations available to us become less favorable, we also will need additional sources of liquidity to fund our retained interests. We are particularly concerned about the continued availability of securitizations on terms previously available to us given the recent poor performance of several of our competitors and the impact of their performance on the marketplace for securitizations.

Critical Accounting Policies

Our financial statements are prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application, or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application.  In our Annual Report on Form 10-K for the year ended December 31, 2001, we discuss the two areas, valuation of retained interests and non-consolidation of special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements and we urge you to review that discussion.  In addition, in Note 4 to the financial statements included in this report we updated our sensitivity analysis with respect to valuations.

Forward-Looking Information

All statements in this quarterly report concerning our operating and earnings expectations for fiscal year 2002 and our liquidity expectations, and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”), are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001:

(1) The cash flows we receive from our retained interests drive our financial performance and are dependent upon the cash flows received on the credit card receivables underlying our securitizations.  The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select who is issued a credit card, the pricing of the credit products, the length of the relationship with each cardholder, general economic conditions, the rate at which cardholders repay their accounts, and the rate at which cardholders change or become delinquent.  To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance;

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

(4) Our operating expenses and our ability to effectively service our credit card accounts is dependent on our ability to estimate the future size and general growth rate of the portfolio.  One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business.  These additional payments are to compensate the servicer for increased staffing expenses it incurs in anticipation of our growth.  If we grow slower than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income.  We generally have sufficient office space, customer service representatives, collectors and computer capacity to accommodate expected growth.  However, we are dependent on labor markets to supply qualified employees at appropriate compensation when needed.  To the extent that growth occurs unexpectedly, or the labor markets are tight at that time, we may encounter difficulties in accommodating that growth effectively;

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

At June 30, 2002, all of our credit card receivables and other interest–earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At June 30, 2002, our securitizations had $1.8 billion in variable rate, interest–bearing liabilities, payable to investors compared to $1.3 billion as of June 30, 2001. Since both our managed interest–earning assets and substantially all of our managed interest–bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

PART II – OTHER INFORMATION

Item 1.                                  Legal Proceedings

CompuCredit is not presently subject to any material litigation and to our knowledge, no material litigation is threatened against us.  Routine litigation arising from the ordinary course of business is not expected to result in material losses to us.

Item 2.                                    Changes in Securities and Use of Proceeds.

(a)  Not applicable.

(b)  Not applicable.

(c)          Not applicable.

Item 3.                                    Defaults Upon Senior Securities.

None.

Item 4.                                    Submission of Matters to a Vote of Security Holders.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, we held our annual shareholders meeting on May 9, 2002 for the purpose of electing nine members of our Board of Directors and to remove the conversion limitations on the Series A Preferred Stock and the Series B Preferred Stock.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

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

Item 5.                                    Other Information.

                None.

Item 6.                                    Exhibits and Reports on Form 8-K.

(a)          Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
10.1	CSGQ Trust Master Indenture, dated as of June 25, 2002, among CSG Trust, as Issuer, CitiBank, N.A., as Note Administrator, and U.S. Bank National Bank, as Indenture Trustee.	Filed herewith
10.2	Series 2002-1 Indenture Supplement, Term Notes, dated as of June 25, 2002, among CSG Trust, as Issuer, CitiBank, N.A., as Note Administrator, and U.S. Bank National Bank, as Indenture Trustee.	Filed herewith
10.2(a)

Series 2002-A Indenture Supplement, Variable Funding Notes, dated as of June 25, 2002, among CSG Trust, as Issuer, CitiBank, N.A., as Note Administrator, and U.S. Bank National Bank, as Indenture Trustee.

Filed herewith
10.3

CSGQ Trust, Series 2002-A Variable Funding Notes Purchase Agreement, dated as of June 25, 2002, among PACCT LLC, as Seller, Providian National Bank, in its capacity and as Accounts Owner, CSG, LLC, as Purchaser, and MTGLQ Investors, L.P., SB Funding Corp. and CompuCredit Acquisition Corporation, as Secondary Purchasers.

Filed herewith
10.4	Transfer and Servicing Agreement, dated as of June 25, 2002, among PACCT LLC, as Transferor, CompuCredit Corporation, as Servicer, and CSG Funding, LLC, as O/C Holder.	Filed herewith
10.5	Trust Agreement, dated as of June 25, 2002, among PACCT LLC, as Transferor, CSG Funding, LLC, as O/C Holder, and Wilmington Trust Company, as Owner Trustee.	Filed herewith
10.6	CSGQ Trust, Series 2002-1 Class B Notes, Series 2002-1 O/C Certificates, dated June 25, 2002, and PACCT, LLC as Seller	Filed herewith
10.7

Sale and Purchase Agreement, dated as of July 2, 2002, among Minnesota Telemarketing, Inc., as Seller, Fingerhut Companies, Inc., as Seller and Licensor, FACS Group, Inc., as Subservicer and Licensor, Axsys National Bank, as Licensor, and CompuCredit Acquisition Corporation III, as Purchaser.

August 14, 2002, Form 8–K, exhibit 2.1

(b)         Reports on Form 8-K

Current Report on Form 8-K/A dated April 4, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant’s Certifying Accountant.

Current Report on Form 8-K dated April 19, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant’s Certifying Accountant.

Current Report on Form 8-K dated July 12, 2002, including Exhibit 2.1, which contains certain information regarding the purchase of certain assets from Federated Department Stores by a subsidiary of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation

August 14, 2002	By	/s/ Ashley L. Johnson
Ashley L. Johnson
Chief Financial Officer (duly authorized officer and principal financial officer)