Form 10-Q
period 2002-09-30
COMPUCREDIT CORP
filed 2002-11-15
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

YES ☒                    NO ☐

The number of shares outstanding of the issuer’s only class of Common Stock, no par value, (the “Common Stock”), as of October 31, 2002, was 45,726,265 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

September 30, 2002

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$60,550	$55,746
Restricted cash	10,055	—

Retained interests in credit card receivables securitized	312,525	358,889
Accrued interest and fees	16,596	32,928
Net credit card receivables	329,121	391,817

Amounts due from securitization	14,788	20,996
Deferred costs, net	9,061	17,862
Software, furniture, fixtures and equipment, net	30,651	34,522
Prepaid expenses	1,004	1,540
Investment in equity-method investee	16,355	—
Investment in debt security	20,881	—
Other assets	13,037	13,974
Total assets	$505,503	$536,457

Liabilities
Accounts payable and accrued expenses	$37,311	$28,321
Notes payable	9,890	16,517
Deferred revenue	6,595	13,820
Income tax liability	19,925	31,320
Total liabilities	73,721	89,978

Shareholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	31,658	29,512
Series B preferred stock, 10,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	10,766	10,000
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 shares issued at September 30, 2002 and December 31, 2001	—	—
Additional paid-in capital	240,352	240,352
Treasury stock, at cost, 500,000 shares at September 30, 2002	(2,614)	—
Note issued to purchase stock	(500)	(500)
Retained earnings	152,120	167,115
Total shareholders’ equity	431,782	446,479
Total liabilities and shareholders’ equity	$505,503	$536,457

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$754	$376	$1,414	$2,032
Interest expense	(5,670)	(105)	(5,773)	(116)
Net interest (expense) income	(4,917)	271	(4,359)	1,916

Other operating income:
Securitization (loss) income, net	(18)	571	(18)	1,075
Income (loss) from retained interests in credit card receivables securitized	23,708	19,159	(33,511)	55,882
Servicing income	17,242	1,411	20,921	4,646
Other credit card fees	23,856	23,948	72,554	63,457
Interchange fees	3,912	6,212	11,934	17,114
Ancillary products	3,295	8,731	11,630	23,673
Equity in income of equity-method investee	19,552	—	24,097	—
Total other operating income	91,547	60,032	107,607	165,847

Other operating expense:
Non-servicing salaries and benefits	5,663	3,330	12,287	8,373
Credit card servicing	29,385	15,650	65,273	44,830
Marketing and solicitation	4,361	7,670	9,402	27,528
Professional fees	2,261	837	3,691	2,647
Data processing	2,339	2,375	5,753	6,867
Net occupancy	1,365	1,112	3,714	2,519
Ancillary product expense	1,009	2,058	4,062	8,138
Other	6,326	4,282	17,386	11,427
Total other operating expense	52,709	37,314	121,568	112,329
Income (loss) before income taxes	33,921	22,989	(18,320)	55,434
Income taxes	(11,872)	(8,049)	6,412	(19,405)
Net income (loss)	$22,049	$14,940	$(11,908)	36,029
Net income (loss) attributable to common shareholders	$20,995	$14,940	$(14,995)	36,029
Net income (loss) per common share-basic	$0.43	$0.32	$(0.32)	$0.77
Net income (loss) per common share-assuming dilution	$0.43	$0.32	$(0.32)	$0.77

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the nine months ended September 30, 2002 and 2001

	Preferred Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Other Changes In Equity	Retained Earnings	Total Shareholders’ Equity

		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2000	$—	46,514,639	$—	$239,789	$—	$—	$164,392	$404,181
Issuance of common stock	—	44,526	—	563	—	—	—	563
Note issued to purchase stock	—	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	—	36,029	36,029
Balance at September 30, 2001	$—	46,559,165	$—	$240,352	$—	$(500)	$200,421	$440,273

Balance at December 31, 2001	$39,512	46,559,165	$—	$240,352	$—	$(500)	$167,115	$446,479
Issuance cost of Series A preferred stock	(140)	—	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	—	(3,087)	(3,087)
Accretion of preferred dividends	3,052	—	—	—	—	—	—	3,052
Treasury stock (500,000 shares, at cost)	—	—	—	—	(2,614)	—	—	(2,614)
Net loss	—	—	—	—	—	—	(11,908)	(11,908)
Balance at September 30, 2002	$42,424	46,559,165	$—	$240,352	$(2,614)	$(500)	$152,120	$431,782

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2002	2001
	(Dollars in thousands)
Operating activities
Net (loss) income	$(11,908)	$36,029
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	10,940	6,482
Amortization expense	15,646	5,142
Securitization income	18	(1,075)
Retained interests income adjustment, net	135,119	13,929
Income from equity investee (net of distributions)	(2,951)	—
Changes in assets and liabilities:
Increase in restricted cash	(10,055)	—
Decrease (increase) in accrued interest and fees	16,332	(6,414)
Decrease (increase) in amounts due from securitization	6,208	(6,896)
Increase in deferred costs	(9,916)	(12,209)
Decrease in prepaid expenses	536	4,409
Increase in accounts payable and accrued expenses	8,955	1,653
(Decrease) increase in deferred revenue	(7,224)	2,450
(Decrease) increase in income tax liability	(11,395)	15,605
Other	937	(4,682)
Net cash provided by operating activities	141,242	54,423
Investing activities
Investment in equity investee	(34,890)	—
Proceeds from bond investment	604	—
Purchases of credit card portfolios and retained interests	(75,247)	—
Net loan payments (net loans originated)	(43,484)	(358,029)
Recoveries of loans previously charged off	16,709	18,114
Net proceeds from securitization	16,321	260,430
Purchases and development of software, furniture, fixtures and equipment	(7,070)	(18,358)
Net cash used in investing activities	(127,057)	(97,843)
Financing activities
Net proceeds from issuance of preferred stock	(140)	12,000
Note issued to purchase stock	—	(500)
Net proceeds from issuance of common stock	—	563
Purchase of treasury stock	(2,614)	—
Proceeds from short-term borrowings	126,679	—
Repayment of short-term borrowings	(133,306)	—
Net cash (used in) provided by financing activities	(9,381)	12,063

Net increase (decrease) in cash	4,804	(31,357)
Cash and cash equivalents at beginning of period	55,746	68,980
Cash and cash equivalents at end of period	$60,550	$37,623

Supplemental cash flow information
Cash paid for interest	$5,670	$82
Cash paid for income taxes	$4,983	$3,800
Accretion of preferred stock dividends	$3,052	$—
Distribution of bonds from equity-method investee	$21,485	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2002

1.                                      Organization and Basis of Presentation

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, the “Company”). The Company was formed for the purpose of offering unsecured credit and fee-based products and services to a segment of the consumer credit market. The Company sources the accounts to which it offers these products and services through direct mail, telemarketing, television, the internet, and acquisition from other credit card issuers.  Because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. Additionally, the Company has purchased the receivables relating to accounts generated by other third party financial institutions from time to time as a further source for growth in its business. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payments, discount rates and the yield earned on securitized receivables have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results for the year ended December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the notes to the financial statements for the year ended December 31, 2001, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Asset Securitization

All of the Company’s credit card receivables are securitized. When the Company sells originated receivables in securitizations, it retains certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company recognizes a servicing liability for the projected servicing costs that exceed projected servicing revenue. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities (“QSPEs”) in its securitizations. The retained interests are subsequently accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). The estimates used in the determination of the gains and losses and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company’s control, and, as a result, such estimates could materially change from quarter to quarter.

Purchased retained interests are recorded at the lower of their amortized cost or estimated fair market value in accordance with Emerging Issues Task Force issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).

Amounts due from securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are due and payable to the Company within the next 30 days.

Accrued Interest and Fees

Accrued interest and fees on our originated portfolio represent the estimated collectable portion of fees earned but not billed to the cardholder at any period end.  Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed.  During the second quarter of 2002, the Company revised the accrued balance to better estimate the collectible portion of these fees.  The Company believes its change in estimate is preferable, because it will more accurately reflect the cash it expects to receive in the future from cardholders with respect to these fees.

Equity Investment

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company has a 50% interest in a limited liability company and records its 50% interest in the income or loss of such investee within other operating income each period. The carrying amount of the Company’s investment is recorded on the balance sheet as investment in equity-method investee. There is no difference between the cost of the investment and the underlying equity in net assets of the equity-method investee. The Company evaluates its investment in the equity-method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investment’s stock, the Company compares the carrying amount to the expected undiscounted future cash flows the investment is expected to produce. If the expected undiscounted future cash flows equal or exceed the carrying amount, the asset is not considered impaired; if, on the other hand, the undiscounted future cash flows are less than the carrying amount, the asset is considered impaired.

Investments in Debt Securities

During the third quarter of 2002, CSG, LLC (the Company's equity method investee; see Note 3, "Equity-Method Investment in CSG, LLC" below) distributed certain bonds to its members as a partial return of their initial investment in CSG, LLC. The Company recorded the bonds it received at their fair value.  In accordance with Statement No. 115, and based on the Company’s intentions and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity and accounts for these bonds at their amortized cost. Investments in debt securities are regularly reviewed for impairment.

Servicing Income

As of September 30, 2002, the Company is the servicer for the receivables underlying its securitizations transactions, and is the servicer for 100% of the receivables underlying the CSG Trust (see Note 3, "Equity-Method Investment in CSG, LLC" below). The Company receives servicing fees equal to 0.1% of the originated principal receivables. The Company receives between 2% and 5% on all other receivables the Company services, or 5% of cash collected, depending on the terms of the securitization structure. Servicing revenue is recognized as income on a monthly basis during the same period in which the servicing is performed. Total assets being serviced by the Company were $3.7 billion as of September 30, 2002, and $1.9 billion as of December 31, 2001.

3.                                      Equity-Method Investment in CSG, LLC

CSG, LLC (“CSG”) was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust (“CSG Trust”) that owns a portfolio of credit card receivables. The Company accounts for its interest in CSG using the equity-method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million (see Note 8, Borrowings and Restricted Cash). CSG had net income before taxes of $39.1 million for the three months ended September 30, 2002, and $48.2 million for the nine months ended September 30, 2002. In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, the compensation for which is considered adequate.

4.                                      Purchase of Assets

In July 2002, the Company closed a transaction with Federated Department Stores, Inc. (NYSE: FD) in which the Company purchased the retained interests in a trust (the “Fingerhut Trust”) that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders.  In accordance with EITF 99-20, the Company will account for the retained interest it purchased at the lower of amortized cost or fair market value. The expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interest using the effective interest method.

5.                                      Securitizations

The Company securitizes all of its credit card receivables originated on a daily basis under its primary third party financial institution relationship (the “originated portfolio”) through Master Trusts. Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also has securitized two portfolios of credit card receivables relating to pools purchased in 1998 through a securitization structure with a third party commercial paper conduit administered by a national banking institution. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust (see Note 4, “Purchase of Assets”).

In accordance with the above, all of the Company’s credit card receivables (whether from the originated portfolio or the purchased portfolio) are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests in the trusts. Generally accepted accounting principles in the United States of America require the Company to treat transfers of its receivables to the securitization trusts as sales, and the receivables are removed from the Company’s consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets, if the following conditions are met:

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

The table below summarizes all of the Company’s securitization activity:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$2,509,136	$1,804,631	$2,509,136	$1,804,631
Proceeds from securitizations	12,000	114,903	16,321	260,430
Excess cash flows received on retained interests	184,232	42,455	280,689	135,964
Pretax securitization (loss) income	(18)	571	(18)	1,075
Income (loss) from retained interests in credit card receivables securitized	23,708	19,159	(33,511)	55,882

The investors in the Company’s securitization transactions have no recourse against the Company for cardholders’ failure to pay their credit card loans. However, most of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid. The gross amount of receivables securitized increased from September 30, 2001, to September 30, 2002, due to the purchase of the retained interest in the Fingerhut Trust (see Note 4, “Purchase of Assets”).

All collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed to us as servicer for our servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable, and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the payments noted above are paid to the Company on our retained interests.

The pretax securitization (loss) or income recorded by the Company and the measurement of the Company’s retained interests are dependent upon management’s estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models. Credit card receivables are typically charged off when the receivable becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers’ accounts are typically charged off within 30 days of verification.

Subsequent to each sale, the Company’s retained interests are carried at the lower of amortized cost or estimated fair market value, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company’s retained interests in its originated portfolio are generally not available, the Company estimates fair value for these retained interests based on the estimated present value of future cash flows using management’s best estimates of key assumptions.

The retained interests in credit card receivables securitized include the following:

	September 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$102,372	$84,390
Fair value of Seller’s Interest	333,906	312,622
Servicing liability	(123,753)	(38,123)
Retained interests in credit card receivables securitized	$312,525	$358,889

The I/O strip reflects the fair value of our rights to future income from our originated portfolio. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The fair value of seller’s interest includes those interests the Company retains in securitizations of the originated and purchased portfolio receivables.

Changes in any of the assumptions used to value our retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the retained interest in receivables the Company has securitized are included in the following table:

	September 30, 2002	December 31, 2001
Payment rate (monthly)	6.7%	8.0%
Expected credit loss rate (annualized)	16.7%	16.7%
Residual cash flows discount rate	22.5%	34.9%
Servicing liability discount rate	14.1%	14.0%

At September 30, 2002, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized by the Company ($ in thousands):

Credit card Receivables
Payment rate (monthly)	6.7%
Impact on fair value of 5% adverse change	$(1,014)
Impact on fair value of 10% adverse change	$(1,556)
Expected credit loss rate (annualized)	16.7%
Impact on fair value of 5% adverse change	$(8,029)
Impact on fair value of 10% adverse change	$(16,047)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,900)
Impact on fair value of 10% adverse change	$(5,709)
Servicing discount rate	14.1%
Impact on fair value of 5% adverse change	$(140)
Impact on fair value of 10% adverse change	$(280)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

The retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method.

The Company’s managed receivables portfolio underlying its securitizations is comprised of retained interests in receivables securitized and the investors’ share of securitized credit card receivables. The investors’ share of securitized credit card receivables is not an asset of the Company, and as such, is not included in the Company’s consolidated balance sheets. The principal balances outstanding as of September 30, 2002, and December 31, 2001, were $2.2 billion and $1.7 billion, respectively. The following table summarizes the balances included in the Company’s managed receivables portfolio underlying its securitizations.

	September 30, 2002	December 31, 2001
	(in thousands)
Total principal balance	$2,228,840	$1,711,755
Total finance charge balance	280,296	180,087
Total receivables	$2,509,136	$1,891,842
Receivables delinquent 60 or more days	$373,668	$210,382

6.                                      Commitments and Contingencies

The Company is an equity member of CSG. During the second quarter of 2002, CSG entered into a note purchase agreement whereby it has agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available, to fund new cardholder purchases. Measuring as of September 30, 2002, CSG has agreed to purchase up to $200 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month.  As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of September 30, 2002, CSG had not and was not required to purchase any additional notes under the note purchase agreement. The Company’s guarantee is limited to its ownership percentage in CSG (which at September 30, 2002, was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of September 30, 2002, the maximum amount of the Company’s guarantee was $100 million. The Company currently does not have any liability recorded with respect to this guarantee.

In connection with the third quarter of 2002 extension of the Company’s affinity agreement with its principal third-party originating financial institution through March 2006, the Company, through certain of its subsidiaries, has pledged retained interests valued at approximately $69.2 million to secure its obligations to purchase credit card receivables originated on a daily basis through the third-party financial institution’s cardholder accounts.

7.                                      Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Numerator:
Net income (loss)	$22,049	$14,940	$(11,908)	$36,029
Preferred stock dividends	(1,054)	—	(3,087)	—
Income (loss) attributable to common shareholders	$20,995	$14,940	$(14,995)	$36,029
Denominator:
Denominator for basic income (loss) per share-weighted-average shares outstanding	51,132	46,559	46,547	46,536
Effect of dilutive stock options	8	103	—	103
Denominator for diluted income (loss) per share-adjusted weighted-average shares	51,140	46,662	46,547	46,639
Basic income (loss) per share	$0.43	$0.32	$(0.32)	$0.77
Diluted income (loss) per share	$0.43	$0.32	$(0.32)	$0.77

The Company’s preferred shares, plus dividends that have been accreted, are convertible into approximately 4.7 million shares of common stock at $9.14 per share as of September 30, 2002.  These shares were not included in the computation of diluted EPS for the nine months ending September 30, 2002, because including these shares would have been anti-dilutive. Additionally, for the nine months ended September 30, 2002, no stock options were included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

8.                                      Borrowings and Restricted Cash

During the second quarter of 2002, the Company entered into a loan in the amount of $31.4 million to partially fund the purchase of its equity interest in CSG (see Note 3, “Equity-Method Investment in CSG, LLC”). The loan bears interest at Prime plus 5% and is non-recourse to the Company. Although the note has a stated maturity in 2007, it is payable only with the cash flows received from CSG and therefore does not have any minimum payment amounts. The Company anticipates it will receive cash flows from CSG each month, and therefore, the Company anticipates repaying this loan monthly. At September 30, 2002, $9.9 million was outstanding under the loan. The lender is also entitled to share in a portion of excess cash flows received by the Company from CSG once the loan has been repaid.

During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purposes of securing the Company’s obligations to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as “Restricted cash” on the face of the balance sheet.

9.                                            Treasury Stock Repurchases

During the third quarter of 2002, the Company’s Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of its outstanding common stock. Under the repurchase plan, the Company may buy back shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines.  During the third quarter of 2002, the Company repurchased 500,000 shares on the open market at a total cost of approximately $2.6 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption “Forward-Looking Information” and others set forth under the caption “Risk Factors” in “Item 1. Business” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission and other factors discussed in that section, there is a risk that our actual results will differ materially from the expectations and beliefs reflected in the forward–looking statements in this section.

General

CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its customers for which it earns fees. We market unsecured Visa and MasterCard credit cards through direct mail, telemarketing, television and the internet.

Our revenues primarily consist of (1) securitization income, (2) income from our retained interests in credit card receivables securitized, (3) servicing income, (4) other credit card fee income, (5) interchange fees, (6) ancillary product revenue and (7) equity in the income of our equity-method investee.

Securitization income is gain or loss we recognize at the time of each sale of our credit card receivables. Income or loss from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables that have been securitized. See the “Credit Card Securitizations” and “Results of Operations” sections for additional information. Servicing income consists of the fees we receive for servicing the various portfolios of credit card receivables. Other credit card fee income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders. Interchange fees are the portion of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the fees earned by selling various fee-based products including various memberships, insurance, subscription and other products. Equity in the income of our equity-method investee is discussed below.

Our primary operating costs include the costs of funding our receivables, credit losses and other operating expenses, such as employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

We originate the receivables in our originated portfolio through the use of our target marketing system and direct mail, television, telemarketing and internet campaigns to obtain our customers. We also add accounts by purchasing portfolios of credit card receivables or by acquiring retained interests in credit card receivables securitized—either by ourselves or with entities formed through our partnership with others. With the exception of receivables purchased or originated through accounts added in portfolio acquisitions, the size of our receivables depends in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing, our originated receivables portfolio may not grow and may decline. We continue to evaluate opportunities to purchase portfolios because we believe they may provide an attractive return on our investment.

During the second quarter of 2002, we purchased a 50% interest in CSG, LLC (“CSG”). CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a certificated interest issued by a trust (“CSG Trust”). Equity in the income of our equity-method investee is 50% of CSG’s income or loss, before income taxes. See the “Results of Operations” and “Other Operating Income” sections for additional information on these revenues. We agreed to service the entire portfolio of credit card receivables underlying the CSG Trust. In exchange for our servicing, we receive a fee. In our “Selected Credit Card Data” section, we include information relating to the receivables underlying our securitizations. Beginning with the second quarter of 2002, our data reflects the credit card receivables that we have securitized as well as 50% of the managed receivables underlying the CSG Trust (which reflects our 50% interest in CSG).

In July 2002, we closed a transaction with Federated Department Stores, Inc. (NYSE: FD) in which we purchased the retained interests in a trust (the “Fingerhut Trust”) that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. We also hired approximately 830 employees from Federated to service the receivables in the trust.

We assumed a servicing liability in the Federated transaction because the contractual servicing fee from the trust is less than adequate compensation for servicing the receivables. Our servicing liabilities, as well as why we accept servicing revenues less than our anticipated servicing costs, are more fully described in our “Credit Card Securitizations” section below.

During the third quarter of 2002, we extended an Affinity Card Agreement with Columbus Bank and Trust (“CB&T”), the subsidiary of Synovus Financial Corporation that provides for the issuance of our credit cards.  This agreement was extended from December 2003 to March 2006.

Our income is dependent upon the size and the quality of the credit card receivables underlying our securitizations. During the third quarter of 2002, we added approximately 72,000 accounts within our originated portfolio. Additionally, with the acquisition of the retained interests from Federated, the portfolio underlying all of our securitizations increased by approximately $0.9 billion.  The receivables underlying the Fingerhut Trust are expected to decline very rapidly. If we do not increase the growth of our portfolio either by originating more accounts or by acquiring additional portfolios, our income from retained interests in future quarters may decrease relative to that experienced in this quarter.

Credit Card Securitizations

We began marketing and servicing credit card accounts in February 1997. Columbus Bank &Trust (“CB&T”) originates Visa and MasterCard revolving credit card accounts under an agreement with us. On a daily basis, CB&T sells us an interest in the receivables created that day in their accounts. Similarly, with respect to the retained interests we acquired from Federated in July 2002, the credit card accounts underlying the securitization are owned by Axsys National Bank. Each day, upon our acquisition of that day’s receivables, we in turn sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The trusts or conduits issue notes to investors in order to obtain the cash to pay us for the receivables.

After an initial purchase of notes by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables. This is referred to as a revolving period. The revolving period typically begins on the issuance date of any particular series of notes and ends at the beginning of an amortization period. At the end of the revolving period, the investment of collections in new receivables ends, and collections are instead used to repay the investors. The period during which investors are being repaid is referred to as an amortization period. The revolving periods have coincided with the maturity dates of each series, which are either 364 days for our series issued to commercial paper conduits or no less than two years for our series placed with other investors. The maturity date for each series is included in our “Liquidity, Funding and Capital Resources” section.

All collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed in accordance with the securitization documents. Cash is distributed to us as servicer for our servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable, and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the payments noted above are paid to us on our retained interests.

In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to the accounts. The fraud for which we are responsible includes the unauthorized use of the credit cards, including identity theft or purchases on lost or stolen cards or account numbers. We expense these fraud losses in other operating expense. To date, we have experienced very little fraud for unauthorized use of the credit cards, and the total expense has consistently been below 0.20% of average managed receivables.

The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of over-collateralization, which means that we sell the receivables for cash and a subordinated retained interest. Because the retained interest is subordinate to the investors’ investment, the investors get excess collateral for their cash purchase price. As a result, the receivables available to repay the investors exceed the total amount of the investors’ interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a seller’s interest. These retained interests represent the difference in the cash we receive from the investors when we sell our originated receivables in our securitizations and the cash we paid to initially purchase the receivables.  Increases in retained interests are a use of our cash.

The investors in the securitized receivables have no recourse against us for the cardholders’ failure to pay their credit card balances; however, substantially all of our retained interests are subordinated to the investors’ interests until the investors have been fully repaid. This means that our retained interests will absorb any losses due to cardholders’ failure to repay their balances first before investors in the securitizations have to absorb these losses.

We will receive additional cash from the securitized receivables if collections from the receivables exceed required interest and principal payments to the investors. The collections from the receivables depend on the performance of the receivables, which includes the timing and amount of payments on the receivables, the interest, fees and other charges paid on the receivables, and their delinquency and loss rates.

Our securitizations are treated as sales under generally accepted accounting principles in the United States of America (“GAAP”). As such, we remove the securitized receivables from our consolidated balance sheet. As noted above, we retain a seller’s interest in the pool of assets included in each securitization, with the right to receive collections allocated to such seller’s interest after payments to investors are made. These amounts are recorded as income from retained interests in credit card receivables securitized. Because quoted market prices are generally not available for the retained interests arising from securitizations of our originated portfolio, the fair values of our seller’s interests in our originated portfolio’s receivables are based on the estimated present value of the future cash flows using management’s best estimates of key assumptions and the estimated collectible portion of finance charge receivables. We also recognize an “interest-only” (“I/O”) strip, which is the present value of the projected excess cash flows the receivables will produce during their life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over related credit losses, interest paid to investors, servicing costs and other expenses. The I/O strip and the seller’s interest are included in “Retained Interests in Credit Card

Receivables Securitized” on our consolidated balance sheet.

During July 2002, we acquired retained interests in a trust of credit card receivables.  The retained interests purchased by us from third parties during 2002 are carried at the lower of amortized cost or fair market value.  Expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method.

Amounts Due from Securitization on our consolidated balance sheets include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

Securitizations are accounted for in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), and, prior to April 1, 2001, were accounted for under Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 125”). Under these statements, gains or losses are recognized at the time of each sale and they are recorded as securitization income or loss in our consolidated statement of operations. The gains or losses recognized on the sales of credit card receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the financial assets and cash proceeds received.

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

The securitization transactions do not affect the relationship we have with our customers, and we continue to service the credit card receivables. We either perform the servicing or contract with third party service providers. The fees we receive to service credit cards are included in our servicing income and are discussed in our “Results of Operations-Other Operating Income” section. In cases where we do not receive adequate compensation for servicing the credit cards, we have recognized a servicing liability for the projected servicing costs that exceed our projected servicing revenue. See our “Net Securitization Income and Income from Retained Interests” section for the assumptions used and the servicing liability amounts.  The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because during the revolving period, we receive all of the excess cash flows from the securitizations, which represent collections on the receivables in excess of the interest paid to the investors, the servicing fees paid to us as servicer, and required amortization payments. Because we receive the residual or excess cash flows during the revolving period, the total cash we expect to receive inclusive of both the servicing revenue as well as the excess cash flows is expected to more than cover our servicing costs.

The table below summarizes our securitization activity:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$2,509,136	$1,804,631	$2,509,136	$1,804,631
Proceeds from securitizations	12,000	114,903	16,321	260,430
Excess cash flows received on retained interests	184,232	42,455	280,689	135,964
Pretax securitization (loss) income	(18)	571	(18)	1,075
Income (loss) from retained interests in credit card receivables securitized	23,708	19,159	(33,511)	55,882

The gross amount of receivables securitized at September 30, 2002, increased from September 30, 2001, due to the receivables underlying the Fingerhut Trust. Proceeds from securitizations decreased during that same time period due to reduced growth in our originated portfolio. Also during this time period, excess cash flows received on retained interests increased due to the cash flows generated from the retained interests in the Fingerhut Trust. Our pretax securitization income is recognized when the receivables are securitized. Net securitization loss was approximately $18,000 for the three and nine months ended September 30, 2002, compared to net securitization income of $0.6 million and $1.1 million for the three and nine months ended September 30, 2001.  This income decreased from 2001 to 2002 because of reduced growth in our originated portfolio.

The trusts or the conduits purchase receivables from us by raising proceeds from investors. These proceeds are raised by the trusts or by the conduits by issuing notes to investors. We had the following total commitments and outstanding amounts in our securitizations for each period presented:

	As of September 30, 2002	As of December 31, 2001
	(In millions)
Total commitments from investors	$2,410	$2,046
Total outstanding amounts	1,786	1,524

The maturities of these notes range from February 2003 to July 2004, and are more fully detailed in the “–Liquidity, Funding and Capital Resources” section.  We try to structure our securitization funding sources by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes.

The payment terms of each securitization structure are negotiated with investors. Some facilities enter into accumulation periods at pre-determined dates prior to their maturity.  During an accumulation period, a portion of cash collected from the cardholders is required to be accumulated in an account for the benefit of the facility and is not available to us to fund new purchases. We also have a facility associated with our portfolios that we purchased in 1998 that was structured to use a percentage of cash flows each month to pay down amounts outstanding to the investors. The structure was negotiated in this manner with the investors at its inception because the portfolio of receivables was decreasing very rapidly. This occurred because most of the accounts were making payments in excess of new purchases and no new accounts were being added to the portfolio. We detail the maturity dates and describe our facilities and amounts being used to repay investors in the “Liquidity, Funding and Capital Resources” section.

We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts, which are QSPEs. We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between the trustees of the trusts and us. The investors do not have any recourse against us for the cardholders’ failure to pay their credit card balances; however, most of our retained interests are subordinate to the investors’ interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders’ failure to pay before the investors would have to absorb these losses.

Our securitization documents require us, as servicer of the receivables, to covenant that we will maintain an acceptable ratio of tangible net worth to total managed receivables or that we will not default in the payment of material indebtedness or reduce the periodic finance charges assessed on the receivables below agreed upon levels. We have also agreed to service the receivables in accordance with our servicing policies and procedures. In addition to the above, there are events described in our agreements that may trigger an early amortization, which would cause all collections on the receivables to go to the investors to pay the principal on the notes. This would delay any cash being paid to us with respect to our seller’s interests until the notes were paid in full. These events include our failure as servicer to remit the collections that we receive from cardholders to the appropriate securitization accounts within the required time frames, our failure to provide reports regarding the activity in the accounts within required time frames, or a breach of our representations and warranties. These events also include financial performance measures on the underlying receivables. As servicer of the accounts, we do not covenant or make any representation or warranty regarding the collectibility of the receivables in the accounts.

Our securitization documents require us, as the seller of the receivables, to make representations and warranties relating to the validity and the enforceability of the agreements pursuant to which the receivables were created. We also make other standard representations and warranties including our ability to enter into the agreements and the accuracy of the information provided by us to investors. If we breach any of these representations, we may cause an early amortization event, and we may not be able to sell additional receivables into our securitization structures. As seller of the receivables, we do not make any representation or warranty regarding the collectibility of the receivables in the accounts.

We have not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables has not caused an early amortization event in any of our securitizations.

Results of Operations

Net income attributable to common shareholders for the three months ended September 30, 2002, was $21.0 million, or $0.43 per diluted share, compared to net income of $14.9 million, or $0.32 per diluted share for the three months ended September 30, 2001. We have substantially increased the size of the total receivables that underly our securitizations, which increased our net income during the third quarter of this year as compared to the third quarter of last year. At September 30, 2002, we had total managed receivables of $3.0 billion (including 50% of the receivables underlying the retained interest owned by the CSG Trust), as compared to $1.8 billion at the end of September 30, 2001. This $1.2 billion increase is due to $0.5 billion of receivables underlying our equity investment in CSG, which we acquired in June of 2002, as well as $0.8 billion of receivables underlying the retained interests we acquired in July 2002. During the third quarter of 2002, we recorded $19.6 million of pretax income from our equity investment in CSG. We did not have this income during the comparable quarter of the prior year.

In connection with both the CSG investment and the Federated acquisition, we agreed to service 100% of the receivables underlying the securitizations. We receive servicing fees, which have increased our servicing income to $17.2 million during the three months ended September 2002, as compared to $1.4 million during these same three months in 2001. Because we are servicing these assets, our credit card servicing expense increased from $15.7 million in the third quarter of 2001 to $29.4 million in the third quarter of 2002.

Net loss attributable to common shareholders for the nine months ended September 30, 2002 was $15.0 million, or $0.32 per diluted share, compared to net income attributable to common shareholders of $36.0 million, or $0.77 per diluted share for the nine months ended September 30, 2001. Although we had an increase in our net income during the third quarter of 2002 as compared to the third quarter of 2001, our year-to-date income from 2002 is less than 2001. This is primarily due to our year-to-date loss from retained interests in credit card receivables securitized during 2002 of $33.5 million as compared to income from retained interests during this same period of 2001 of $55.9 million. The decrease in this income is due to a decrease during the second quarter of 2002 of our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million. Prior to the second quarter of 2002, we estimated the fair value of our retained interests in finance charge receivables using our estimates of total finance charges billed to cardholders. Our new estimates better reflect our expectation of just the collectible portion of these finance charges. We believe our change in estimate was preferable as it more accurately reflects the cash we expect to receive in the future from cardholders with respect to these fees. We made this change in our estimate during the second quarter based in part on proposed regulatory guidelines, which affect many other companies in the credit card industry. Although we are not a bank and are not directly regulated by any financial regulator, we believe other credit card companies either have or will be adopting this change in estimate.

Our income from retained interests also decreased during 2002 as compared to 2001 due to a reduction in the profitability of the credit card receivables underlying our retained interests. This is due to an increase in the charge offs of the receivables, which is due to a larger percentage of our receivables aging through the second year of their life. When credit card receivables are first originated, they tend to have low charge off rates in their first twelve months. The charge off rate then dramatically increases during year two and then moderates in year three and beyond. We have seen this trend in the performance of our receivables and believe it is typical in other credit card portfolios in the industry. For the first nine months of 2002, we incurred charge offs of $199.1 million, as compared to $169.8 million during the first nine months of 2001. We further describe the receivables portfolio in the “Selected Credit Card Data” section.

The largest component of our income comes from the profit generated from the credit card receivables underlying our securitizations. Growth in managed receivables cannot be predicted with certainty. In general, it is a product of our marketing, portfolio acquisitions, and other strategic efforts. In general, our growth is a product of (1) the growth in the number of accounts, and (2) the amount of usage – balances – on accounts. Our growth also is dependent upon a number of factors that we are not able to control, such as levels of consumer spending, competition and general economic conditions.  Growth in the number of accounts is a product of several factors, primarily the level of our marketing efforts, our competition, the general economy and our portfolio acquisition efforts. Our marketing and solicitation expenses decreased to $4.4 million for the three months ended September 30, 2002, from $7.7 million for the three months ended September 30, 2001. We decreased our marketing in 2002 because we believed that we had limited access to liquidity, and we did not want our portfolio to grow beyond what we may be able to fund in the future. Additionally, during the third quarter of 2002, we concentrated on adding accounts through portfolio acquisition rather than through marketing efforts to originate a significant number of new accounts.

Net Interest Income

Net interest expense or income consists of interest income earned on cash and cash equivalents less interest expense. Net interest expense totaled $4.9 million for the three months ended September 30, 2002, compared to net interest income of $0.3 million for the three months ended September 30, 2001; net interest expense totaled $4.4 million for the nine months ended September 30, 2002, compared to net interest income of $1.9 million for the nine months ended September 30, 2001. The decrease in net interest income during 2002 is attributable to the interest expense and fees from the loans we entered into to finance our acquisitions in the second and third quarters of 2002.

During the second quarter of 2002, we entered into a loan in the amount of $31.4 million to partially fund the purchase of our equity interest in CSG. The loan bears interest at Prime plus 5% and is non-recourse to the Company. Although the note has a stated maturity in 2007, it is payable only with the cash flows received from CSG and therefore does not have any minimum payment amounts. It is anticipated that we will receive cash flows from CSG each month, and therefore, we anticipate repaying this loan monthly. At September 30, 2002, $9.9 million was outstanding under the loan. The lender is entitled to share in a portion of excess cash flows received by the Company from CSG once the loan has been repaid. During the third quarter of 2002 and in connection with our acquisition of the retained interests from Federated, we entered into a loan in the amount of $95.3 million. The loan was repaid during the third quarter of 2002.

Net Securitization (Loss) Income and Income (Loss) from Retained Interests

Retained interests in credit card receivables securitized are valued in accordance with the provisions of Statement No. 140. These retained interests are subsequently accounted for as trading securities and reported estimated fair market value in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”).  Purchased retained interests are recorded at the lower of their amortized cost or estimated fair market value in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). See the “Credit Card Securitizations” section.

Net securitization (loss) income is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller’s Interest) and retain rights to receive cash in the future (the “I/O” interest only, or “I/O strip”). Net securitization loss was $18,000 for the three and nine months ended September 30, 2002, compared to net securitization income of $0.6 million and $1.1 million for the three and nine months ended September 30, 2001.  This income decreased from 2001 to 2002 because of the lack of growth in our originated portfolio during 2002.

Income (loss) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115 and EITF 99-20. Income from retained interests in credit card receivables securitized for the three months ended September 30, 2002, was $23.7 million, compared to income of $19.2 million for the three months ended September 30, 2001.  The increase in our income from retained interests is primarily due to the increase in our managed receivables underlying our securitizations. At September 30, 2002, we had total managed receivables underlying our securitizations of $2.5 billion as compared to $1.8 billion at September 30, 2001. This $0.7 billion increase is primarily due to the acquisition of the retained interests from Federated, the managed receivables underlying which were $0.9 billion at the time of acquisition and $0.8 billion as of September 30, 2002. We recorded the retained interests acquired at cost, and we are carrying these interests at the lower of amortized cost or fair market value.  Expected cash flows in excess of the cost of the retained interests are being amortized into income from retained interests in credit card receivables securitized using the effective interest method.

Loss from retained interests in credit card receivables securitized for the nine months ended September 30, 2002, was $33.5 million, compared to income of $55.9 million for the nine months ended September 30, 2001. The decrease in our income from retained interests in credit card receivables securitized for the nine months ended September 30, 2002, compared to September 30, 2001, was due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of our originated portfolio of approximately $62.0 million; (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $13.1 million to better estimate the collectible portion of these fees; and (c) an increase in the charge offs of the receivables.  This increase is due to a larger percentage of our receivables aging through the second year of their life.  When credit cards are first originated, they tend to have low charge off rates in their first twelve months.  The charge off rate then dramatically increases during year two and then moderates in year three and beyond. These decreases in our income from retained interests were partially offset, however, by (a) an approximate $22.8 million increase in our retained interest due to decreasing our residual cash flows discount rate from 34.9%to 22.5%; and (b) income from the retained interests we acquired during July 2002.

The fair value of our retained interests in our originated portfolio in credit card receivables securitized is estimated by discounting the expected future cash flows from the securitized receivables at rates we believe are consistent with those that would be used by an independent third party. These rates historically reflect (a) prior transactions completed by us, (b) average rates disclosed by our peers, (c) average rates we have reviewed from transactions where the total interest rate to the investor has been disclosed and (d) an independent financial advisory firm’s evaluation of the residual cash flow discount rate during the second quarter of 2002. Because quoted market prices are generally not available for retained interests in our originated portfolio, the fair value of our retained interests is based on the estimated present value of future cash flows from the receivables that have been securitized using management’s best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows. (See the “Critical Accounting Policies” section.)

The following table shows the assumptions used to estimate the fair value of the retained interests of the receivables the Company has securitized:

	At or for the Three Months Ended
	2002			2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30

Assumptions

Payment rate (monthly)	6.7%	7.1%	7.1%	8.0%	9.5%	9.4%
Expected credit loss rate (annualized)	16.7%	16.6%	16.7%	16.7%	14.4%	13.6%
Residual cash flows discount rate (annualized)	22.5%	22.5%	34.9%	34.9%	14.2%	14.2%
Servicing liability discount rate (annualized)	14.1%	14.1%	14.1%	14.0%	14.2%	14.2%

The payment rate decreased from June 30, 2002, to September 30, 2002, primarily due to the seasoning of the originated portfolio. Expected credit loss rates have remained relatively flat since December 31, 2002, due to the economic climate and due to weighted average age of the accounts. We compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate. Estimated default rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management’s estimates.

Our retained interests in credit card receivables securitized include the following:

	September 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$102,372	$84,390
Fair value of Seller’s Interest	333,906	312,622
Servicing liability	(123,753)	(38,123)
Retained interests in credit card receivables securitized	$312,525	$358,889

The I/O strip reflects the estimated fair value of our rights to future income from the originated portfolio. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the estimated fair value of the costs to service receivables above and beyond the servicing income we expect to receive from the securitizations. The fair value of seller’s interests includes all of the retained interests we own in the securitizations. Our I/O Strip increased from December 31, 2001, primarily due to a decrease in our residual cash flows discount rate from 34.9% at December 31, 2001, to 22.5% at September 30, 2002, as discussed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2002. Our servicing liability increased due to the servicing liability we assumed when we purchased the retained interests from Federated in July 2002. The fair value of seller’s interest increased due to the acquisition of the retained interests we purchased from Federated in July 2002, offset however by a decrease during 2002 in our estimate of the fair value of our retained interests in finance charge receivables.

Prior to the second quarter of 2002, we estimated the fair value of our retained interests in finance charge receivables using our estimates of total finance charges billed to cardholders. Our new estimates better reflect our expectation of just the collectible portion of these finance charges. We believe our change in estimate is preferable, as it will more accurately reflect the cash we expect to receive in the future from cardholders with respect to these fees. We also believe our revised estimates are preferable based in part on proposed regulatory guidelines which affect many other companies in the credit card industry.  Although we are not a bank, and we are not directly regulated by any financial regulator, we believe other credit card companies either have or will be adopting this change in estimate.

Equity-Method Investment in CSG

CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by the CSG Trust, which owns a portfolio of credit card receivables. We account for our interest in CSG using the equity-method of accounting. We have a 50% interest in CSG, and we funded our initial $34.9 million interest in CSG with cash of $3.5 million and by borrowing $31.4 million. In exchange for servicing 100% of the receivables owned by the CSG Trust, we receive a servicing fee from the securitization structure. The servicing fee is considered adequate compensation.

Under our equity method of accounting for our CSG investment, we recorded approximately $19.6 million and $24.1 million of pretax income during the three and nine months ended September 30, 2002. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired in the second quarter of 2002 from the CSG Trust. During the three months ended September 30, 2002, we received approximately $21.1 million in distributions from our investment in CSG.

Other Operating Income

Other operating income, excluding securitization (loss) income, income (loss) from retained interests in credit card receivables securitized and equity in income of equity-method investee, consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Servicing income	$17,242	$1,411	$20,921	$4,646
Other credit card fees	23,856	23,948	72,554	63,457
Interchange fees	3,912	6,212	11,934	17,114
Ancillary products	3,295	8,731	11,630	23,673
Total other operating income	$48,305	$40,302	$117,039	$108,890

Other operating income increased to $48.3 million for the three months ended September 30, 2002, from $40.3 million for the three months ended September 30, 2001, and increased to $117.0 million for the nine months ended September 30, 2002, from $108.9 million for the nine months ended September 30, 2001. Our servicing income increased for the three and nine months ended September 30, 2002, compared to the same periods in 2001 primarily due to the servicing fees we earned as the servicer of receivables of the CSG Trust and the Fingerhut Trust. Other credit card fees were $23.9 million for both the three months ended September 30, 2002, and 2001, and include annual, over-limit, cash advance, insufficient funds, maintenance and other miscellaneous fees. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us on the purchase volume on our credit card receivables. Interchange fees decreased to $3.9 million from $6.2 million due to a decrease in the purchase volume on the credit card receivables.

Ancillary product revenue decreased to $3.3 million from $8.7 million due to fewer customers purchasing our products and because we have decreased growth in new accounts within our originated portfolio during the past four quarters. Our ancillary product income is very sensitive to the number of new accounts we originate as sales of our fee–based products are higher to new customers than to existing cardholders. Within our originated portfolio, we added approximately 148,000 new accounts through September 30, 2002, versus approximately 549,000 new accounts through September 30, 2001. Because we have decreased the number of new accounts we have added through our originated portfolio during 2002, our ancillary product income may continue to decline in 2002.

Other Operating Expense

Other operating expense consists of the following for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Non-servicing salaries and benefits	$5,663	$3,330	$12,287	$8,373
Credit card servicing	29,385	15,650	65,273	44,830
Marketing and solicitation	4,361	7,670	9,402	27,528
Professional fees	2,261	837	3,691	2,647
Data processing	2,339	2,375	5,753	6,867
Net occupancy	1,365	1,112	3,714	2,519
Ancillary product expense	1,009	2,058	4,062	8,138
Other	6,326	4,282	17,386	11,427
Total other operating expense	$52,709	$37,314	$121,568	$112,329

Other operating expense for the three months ended September 30, 2002, increased to $52.7 million, from $37.3 million for the three months ended September 30, 2001, and increased to $121.6 million for the nine months ended September 30, 2002, compared to $112.3 million for the nine months ended September 30, 2001. This increase is due primarily to servicing expenses associated with servicing receivables of the CSG Trust and the Fingerhut Trust.  Credit card servicing costs primarily include collections and customer service expenses. These expenses include in-house collections and customer service expenses as well as costs associated with corresponding with our cardholders. Servicing expense also includes outsourced collections and customer service expenses.

In 2002, marketing and solicitation costs decreased due to reduced budgeted levels of direct mail, television, telemarketing and internet campaigns. Ancillary product expense decreased due to a decrease in ancillary product marketing and a decrease in ancillary products sold.

Other expenses include depreciation, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. During 2002, expenses in this category, other than fraud, increased incrementally as we added infrastructure to support the growth in managed receivables. Our fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has consistently been below 0.20% of average managed receivables.

Income Taxes

Income tax expense was $11.9 million for the three months ended September 30, 2002, compared to income tax expense of $8.0 million for the three months ended September 30, 2001. Income tax benefit was

$6.4 million for the nine months ended September 30, 2002, and income tax expense was $19.4 million for the nine months ended September 30, 2001. Our effective tax rate was 35.0% for each of the three and nine months ended September 30, 2002, and 2001. Substantially all of our income tax liabilities at September 30, 2002, were deferred tax liabilities.

Selected Credit Card Data

In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future, and retain the rights and obligations associated with servicing the accounts. Securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. During the second quarter of 2002, we purchased a 50% interest in CSG, which was formed to acquire notes and a certificated interest in CSG Trust, which owns a portfolio of credit card receivables. The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table is presented to reflect credit card receivables that we have securitized and 50% of the managed receivables underlying the CSG Trust (which reflects our ownership percentage in CSG).  We have included 50% of the managed receivables underlying the CSG Trust because we have a 50% interest in the CSG, which owns the retained interest in the CSG Trust.  CSG’s cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income are dependent upon 50% of the managed receivables. In addition to owning our 50% interest in CSG, we are the servicer for 100% of the receivables in the CSG Trust, and we receive a servicing fee from the CSG Trust which we believe to be adequate compensation for the servicing we perform.

	At or for the Three Months Ended
	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Period-end managed receivables	$3,028,500	$2,260,442	$1,809,070	$1,891,842	$1,804,631	$1,671,762	$1,589,584	$1,528,372
Period-end managed accounts	4,070	2,285	2,057	2,185	2,163	2,300	2,256	2,178
Average managed receivables	$3,090,254	$1,945,024	$1,860,209	$1,838,873	$1,745,136	$1,623,730	$1,574,554	$1,398,041
Net interest margin	21.4%	13.1%	16.9%	19.0%	21.5%	22.0%	21.6%	21.8%
Other credit card income ratio	4.9%	7.3%	7.3%	8.5%	9.2%	8.5%	8.3%	9.3%
Operating ratio	8.0%	7.6%	9.0%	9.8%	8.8%	8.4%	9.1%	7.9%

The net interest margin includes all net interest and late fee income on all outstanding receivables, less the interest expense paid to the investors and finance charge charge offs. Our other credit card income ratio includes other credit card fees, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income and ancillary product income. Our operating ratio includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, other than marketing and solicitation and ancillary product expenses, and is expressed as a percentage of average managed receivables.

The portfolios we acquired in 1998 were acquired at substantial discounts. The portfolio of credit card receivables owned by the CSG Trust and the portfolio of credit card receivables underlying the retained interests we acquired from Federated were also acquired at substantial discounts. The presented credit card data excludes some of the acquired receivables and the related accounts which, at the time of purchase, were in a late delinquency status. Our belief is that these receivables were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. In each purchase, these receivables were purchased as part of the portfolio as the sellers desired to sell the entire portfolio. The same representations and warranties from the sellers were made on these receivables that were made on the entire portfolio; however, the sellers did not provide any representations or warranties as to the ability or willingness of the cardholders to repay their balances. There is no recourse to any seller in the event the cardholders simply do not pay the account balances that have been acquired.

The following summarizes the receivables purchased and the related accounts and those excluded from our credit card data:

	Purchases occurring in
	2002	1998
	(In thousands)
Acquired accounts	2,828	201
Acquired receivables	$1,652,559	$579,700
Excluded accounts	269	52
Excluded receivables	$219,778	$137,200

The portfolios acquired during 1998 and 2002 were acquired at substantial discounts. A portion of each discount related to the excluded receivables noted above. A portion of each discount related to the credit quality of the remaining acquired receivables and was calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the expected future cash flows expected to be collected. The balance of the discount for each purchase is not needed for credit quality, is referred to as accretable yield, and is being amortized into net interest margin, using the interest method over the estimated life of each acquired portfolio for purposes of reporting our selected credit card data. The following table summarizes the discounts associated with the acquired portfolios:

	Purchases occurring in
	2002	1998
	(In millions)
Total face value acquired	$1,652.5	$579.7
Total discount	759.6	284.5
Portion used for excluded receivables	219.8	137.2
Portion needed for credit quality	516.8	87.5
Portion reflecting accretable yield	23.0	59.8

Our net interest margins are influenced by a number of factors, including the level of finance charges and late fees billed, the weighted average cost of funds and the level of our finance charge charge offs. Our net interest margin for the three months ended September 30, 2002, was 21.4% as compared to 13.1% for the three months ended June 30, 2002. The increase in our net interest margin is due to a decrease in our finance charge charge offs. The receivables acquired during 2002 have higher yields and lower finance charge charge offs than the receivables we had outstanding prior to these acquisitions. Because certain accounts in late delinquency status and those at or near charge-off at the time of acquisition were excluded from our data, the recently acquired portfolios experienced less finance charge charge offs in the third quarter than they will in future quarters. We would expect an increase in finance charge charge offs in the future as the accounts we acquired age into later delinquency buckets and charge-off. This will decrease our net interest margins in the future. Additionally, the reported net interest margin of 13.1% for the quarter ending June 2002 is low due to changes we made during the second quarter in how we estimate accrued interest and fees earned but not yet billed. During the second quarter of 2002, we revised our accrued balance to better estimate the collectible portion of these fees. The change resulted in a reduction in our second quarter net interest margin of approximately 2.1%.

Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

Our other credit card income ratio is calculated by dividing the cash advance fees, membership fees, overlimit fees, interchange, ancillary product fees by the average managed receivables. This ratio decreased from the second quarter to the third quarter of 2002 primarily due to the addition of the receivables underlying the Federated Trust, which do not have a significant amount of these other types of credit card fees.

Our operating ratio includes all costs of operating our business, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of receivables growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, our Internet technology and our database management system. The operating ratio increased to 8.0% during the three months ended September 30, 2002, as compared to 7.6% during the three months ended June 30, 2002. This operating ratio increase is due primarily to additional expenses and conversion costs associated with the integration of the increase in the receivables we are servicing.

Asset Quality

Our delinquency and net charge off rates at any point in time reflect the credit performance of our receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions affect our delinquency and charge off rates. The average age of our credit card account portfolio also affects the stability of delinquency and loss rates of the portfolio.

Our strategy for managing delinquency and credit losses consists of active account management throughout the customer relationship. This strategy includes credit line management and pricing based on each customer’s credit risk.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s statement. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See “the Net Charge Offs” section.

The following table presents the delinquency trends of all of the credit card receivables underlying our securitizations, as well as, 50% of the receivables underlying the CSG Trust:

	At or for the Three Months Ended
	2002			2000				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Total
Receivables delinquent:
30 to 59 days past due	$155,897	$104,337	$68,423	$86,501	$70,280	$69,602	$63,338	$59,138
60 to 89 days past due	120,868	67,154	57,227	62,975	55,967	55,084	42,953	47,118
90 or more days past due	252,800	136,501	163,715	147,407	141,467	121,494	107,253	98,568

Total 30 or more days past due	$529,565	$307,992	$289,365	$296,883	$267,714	$246,180	$213,544	$204,824
Total 60 or more days past due	$373,668	$203,655	$220,942	$210,382	$197,434	$176,578	$150,206	$145,686

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	5.1%	4.6%	3.8%	4.6%	3.9%	4.2%	4.0%	3.9%
60 to 89 days past due	4.0	3.0	3.2	3.3	3.1	3.3	2.7	3.1
90 or more days past due	8.3	6.0	9.0	7.8	7.8	7.3	6.7	6.4

Total 30 or more days past due	17.4%	13.6%	16.0%	15.7%	14.8%	14.8%	13.4%	13.4%
Total 60 or more days past due	12.3%	9.0%	12.2%	11.1%	10.9%	10.6%	9.4%	9.5%

Our 60 or more days past due delinquency rates have increased from 9.0% at June 30, 2002, to 12.3% at September 30, 2002, primarily due to higher delinquency rates in the receivables relating to our recent acquisitions and due to a seasonal increase that is expected going into each holiday season.  We expect the portfolio delinquencies to increase as the receivables acquired in connection with our 2002 acquisitions age into later delinquency status during the fourth quarter of 2002 and into 2003.

The following table presents the delinquency trends of our originated portfolio:

	At or for the Three Months Ended
	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Originated Portfolio
Receivables Delinquent:
30 to 59 days past due	$71,630	$75,024	$63,423	$79,820	$64,938	$62,910	$54,943	$48,147
60 to 89 days past due	57,930	53,101	54,273	59,613	52,633	50,050	37,857	40,491
90 or more days past due	147,070	130,996	157,866	141,168	133,599	111,598	96,386	87,044

Total 30 or more days past due	$276,630	$259,121	$275,562	$280,601	$251,170	$224,558	$189,186	$175,682
Total 60 or more days past due	$205,000	$184,097	$212,139	$200,781	$186,232	$161,648	$134,243	$127,535

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.4%	4.6%	3.7%	4.5%	3.9%	4.1%	3.8%	3.5%
60 to 89 days past due	3.5	3.2	3.2	3.4	3.1	3.3	2.6	3.0
90 or more days past due	9.0	8.0	9.3	7.9	7.9	7.3	6.7	6.4

Total 30 or more days past due	16.9%	15.8%	16.2%	15.8%	14.9%	14.7%	13.1%	12.9%
Total 60 or more days past due	12.5%	11.2%	12.5%	11.3%	11.0%	10.6%	9.3%	9.4%

The 60 or more days past due delinquency rates in our originated portfolio increased to 12.5% at September 30, 2002, from 11.2% at June 30, 2002. This increase is primarily reflected in the 90 or more days past due category. We anticipate this increase to increase our charge off rate for the fourth quarter of 2002 as these receivables for which we do not receive a payment will charge off when they age past 180 days. We anticipate fairly stable delinquency rates in our originated portfolio going forward. Our delinquency rates have increased in general due primarily to the seasoning of receivables that were originated during 2000 and 1999 and the general economic conditions that prevailed during 2001 and the nine months ended September 30, 2002. As the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected to be low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio.

The following table presents the delinquency trends of our purchased portfolio:

	At or for the Three Months Ended
	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Purchased Portfolio
Receivables Delinquent:
30 to 59 days past due	$59,770	$4,937	$5,000	$6,681	$5,342	$6,692	$8,395	$10,991
60 to 89 days past due	44,612	2,900	2,954	3,362	3,334	5,034	5,096	6,627
90 or more days past due	67,516	5,253	5,849	6,239	7,868	9,896	10,867	11,524

Total 30 or more days past due	$171,898	$13,090	$13,803	$16,282	$16,544	$21,622	$24,358	$29,142
Total 60 or more days past due	$112,128	$8,153	$8,803	$9,601	$11,202	$14,930	$15,963	$18,151

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	6.8%	5.7%	4.8%	5.9%	4.4%	5.0%	5.7%	6.7%
60 to 89 days past due	5.1	3.4	2.9	3.0	2.7	3.8	3.5	4.1
90 or more days past due	7.7	6.1	5.7	5.5	6.4	7.4	7.4	7.1

Total 30 or more days past due	19.6%	15.2%	13.4%	14.4%	13.5%	16.2%	16.6%	17.9%
Total 60 or more days past due	12.8%	9.5%	8.6%	8.5%	9.1%	11.2%	10.9%	11.2%

The 60 or more days past due delinquency rate in our purchased portfolio increased to 12.8% at September 30, 2002, compared to 9.5% at June 30, 2002. This increase is due to the higher delinquency rates of the receivables in the Fingerhut Trust.  We expected and continue to expect an increase in delinquencies in the future as the accounts age into later delinquency buckets during the fourth quarter of 2002 and into 2003.

The following table represents 50% of the receivables underlying the CSG Trust:

	At or for the Three Months Ended
	2002
	Sep. 30	Jun. 30
	(Dollars in thousands; % of total)
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$24,497	$24,376
60 to 89 days past due	18,326	11,153
90 or more days past due	38,214	252

Total 30 or more days past due	$81,037	$35,781
Total 60 or more days past due	$56,540	$11,405

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.7%	4.5%
60 to 89 days past due	3.5	2.1
90 or more days past due	7.4	0.0

Total 30 or more days past due	15.6%	6.6%
Total 60 or more days past due	10.9%	2.1%

The 60 or more days past due delinquencies increased to 10.9% at September 30, 2002, as compared to 2.1% at June 30, 2002.  The increase is due to an increase in accounts 90 or more days past due. At June 30, 2002, the majority of the accounts were less than 90 days past due, due to the fact that we excluded accounts that were at or near charge off at the time of acquisition. We expected and continue to expect an increase in delinquencies in the future as the accounts age into later delinquency buckets during the fourth quarter of 2002 and into 2003.

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

Net Charge Offs. Net charge offs include the principal amount of losses from customers unwilling or unable to pay their account balance, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs exclude accrued finance charges and fees, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off receivables when they become contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer’s bankruptcy or death and subsequent confirmation, if applicable.

For purposes of reporting adjusted charge off ratios on managed receivables below, the discount related to credit quality discussed earlier in this section was utilized to offset a portion of actual net charge offs.

The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	For the Three Months Ended
	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Total
Selected Credit Card Data:
Net charge offs	$71,621	$72,979	$68,407	$70,207	$63,759	$59,807	$58,229	$46,552
Adjusted net charge offs	$64,080	$72,979	$68,407	$70,207	$63,759	$59,434	$58,126	$46,132
Net charge off ratio	9.3%	15.0%	14.7%	15.3%	14.6%	14.7%	14.8%	13.3%
Adjusted charge off ratio	8.3%	15.0%	14.7%	15.3%	14.6%	14.6%	14.8%	13.2%

The adjusted charge off ratio decreased to 8.3% at September 30, 2002, from 15.0% at June 30, 2002, primarily due to the impact of the portfolios associated with our 2002 acquisitions and how the receivables at or near charge off have been excluded as described above. Because certain receivables that were at or near charge off at the time of acquisition were excluded from our data, these portfolios experienced less charge offs in the third quarter than they will in future quarters. We expect our charge off rate to increase over the next two quarters. We plan to continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge off recovery efforts to minimize losses.

The following table presents the charge off data for our originated portfolio:

	For the Three Months Ended
	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Originated Portfolio
Selected Credit Card Data:
Net charge offs	$62,409	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434	$41,684
Adjusted net charge offs	$62,409	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434	$41,684
Net charge off ratio	15.2%	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%	13.5%
Adjusted charge off ratio	15.2%	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%	13.5%

Our charge off rate decreased to 15.2% at September 30, 2002, from 16.8% at June 30, 2002, primarily due to a lower percentage of accounts 90 days or more days past due at June 30, 2002. Since our 90 or more days past due rate has increased at September 30, 2002, we expect our charge off rate to increase during the fourth quarter of 2002.

As described above under the “Delinquency” subheading, as our portfolio matures, we expect charge off rates to also increase and then stabilize. Our charge off ratio increased during 2001 and 2002 due primarily to seasoning of our portfolio and a general slowing of the economy. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year.

The following table presents the charge off data for our purchased portfolios:

	For the Three Months Ended
	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Purchased Portfolio
Selected Credit Card Data:
Net charge offs	$4,960	$2,222	$2,043	$1,752	$3,106	$4,052	$4,795	$4,868
Adjusted net charge offs	$1,671	$2,222	$2,043	$1,752	$3,106	$3,679	$4,692	$4,448
Net charge off ratio	2.2%	9.5%	7.5%	6.0%	9.8%	11.6%	12.4%	11.5%
Adjusted charge off ratio	0.7%	9.5%	7.5%	6.0%	9.8%	10.5%	12.1%	10.5%

Our net and adjusted charge off ratios declined at September 30, 2002, as compared to June 30, 2002, primarily due to the fact that at June 30, 2002, there were very few accounts 90 days or more past due. This was because receivables that were at or near charge off at the time of the acquisition of retained interests were excluded (see our discussion in the “-Selected Credit Card Data” section). The difference between net charge offs and adjusted charge offs is due to the amortization of the discount related to credit quality discussed at the beginning of this “Asset Quality” section. As the portfolio has aged to later delinquencies during this quarter, we expect higher net charge offs during the fourth quarter of 2002, and during 2003. As we utilize the entire discount ascribed to credit quality, we would expect our adjusted charge rate to increase during the second half of 2003.

The following table presents the charge off data for 50% of the receivables underlying the CSG Trust:

	For the Three Months Ended
	2002
	Sep. 30	Jun. 30
	(Dollars in thousands; percentages annualized)
50% of the CSG Trust
Selected Credit Card Data:
Net charge offs	$4,252	$410
Adjusted net charge offs	$0	$410
Net charge off ratio	3.2%	0.9%
Adjusted charge off ratio	0.0%	0.9%

Our net and adjusted charge off ratios declined at September 30, 2002, as compared to June 30, 2002, primarily due to the fact that at June 30, 2002, there were very few accounts 90 days or more past due. This was because receivables that were at or near charge off at the time of acquisition were excluded. The difference between net charge offs and adjusted charge offs is due to the amortization of the discount related to credit quality discussed at the beginning of this “Asset Quality” section. Because the portfolio has aged to later delinquencies during this quarter, we expect higher net charge offs during the fourth quarter of 2002, and during 2003.  As we utilize the entire discount ascribed to credit quality, we would expect our adjusted charge rate to increase during the second half of 2003.

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

We finance our business through cash flows from operations, asset securitizations and the issuance of equity:

•                  During the nine months ended September 30, 2002, we generated approximately $141.2 million in cash from operations compared to generating approximately $54.4 million in cash flow from operations during the nine months ended September 30, 2001. The $86.8 million increase is due primarily to the increase in our managed receivables and the collections thereon, which have been favorably affected by our acquisition of the retained interest from Federated.

•                  During the third quarter of 2002 and in connection with our acquisition of the retained interests from Federated, we entered into a loan in the amount of $95.3 million. The loan was repaid during the third quarter of 2002.

•                  During the third quarter of 2002, our board of directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of our outstanding common stock. Under the repurchase plan, we may buy back shares of our outstanding common stock from time to time either on the open market or through privately negotiated transactions in compliance with the Securities and Exchange Commission guidelines. During the third quarter of 2002, we repurchased 500,000 shares in the open market at a total cost of approximately $2.6 million.

•                  During the second quarter of 2002, we entered into a loan in the amount of $31.4 million to partially fund the purchase of an equity interest in CSG. The loan bears interest at Prime plus 5% and is non-recourse to the Company. Although the note has a stated maturity in 2007, it is payable only with the cash flows received from CSG, and therefore, does not have any minimum payment amounts. It is anticipated that we will receive cash flows from CSG each month, and therefore, we anticipate repaying this loan monthly. At September 30, 2002, $9.9 million was outstanding under the loan. The lender is entitled to share in certain excess cash flows we receive from our investment in CSG once the loan has been repaid.

•                  Until January 2002, we had a $25.0 million one-year revolving credit facility, of which $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a sub-servicer of the Company. This agreement expired in January 2002 and was paid in full.

•                  During the first quarter of 2002, we entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purposes of securing our obligations to the financial institution that issues the credit cards we market. The purpose of the letter of credit is to protect the financial institution from non-payment by us of our obligation to purchase newly generated credit card receivables arising in the credit card accounts on a daily basis. We are required to maintain a cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as “Restricted cash” on the face of the balance sheet.

Securitization Facilities. As of September 30, 2002, we had total securitization facilities of $2.4 billion and had used approximately $1.8 billion of these facilities. These facilities include the outstanding amounts on floating rate three-year term securitizations of approximately $441.5 million that were issued during July 2001, approximately $627.4 million that were issued during August 2000, and approximately $427.5 million that were issued by the Fingerhut Trust in April 1998.  Repayment for each one-year securitization facility begins on its maturity date. In the case of our three-year term securitizations, cash may be accumulated as early as one year prior to the scheduled maturity date. Once accumulation or repayment on any facility begins and until the facility is paid, cash may be accumulated within the trust or paid to investors and not paid to us to provide for the repayment of such facility. We have noted the facilities and the maturity dates below.

Maturity Date	Facility Limit
(in millions)
October 2002(1)	$306.0
February 2003(2)	57.6
March 2003	250.0
July 2003	300.0
September 2003(3)	627.4
April 2004 (4)	427.5
July 2004(5)	441.5
$2,410.0

(1)                      Subsequent to September 30, 2002, this facility was renewed until October 2003.

(2)                      This facility is associated with our portfolios that we purchased during 1998. Each month a percentage of the excess cash collected from the cardholders is paid to the investors to decrease their remaining invested amount. This excess cash totaled $4.3 million for the three months ended September 30, 2002, and $3.1 million for the three months ended September 30, 2001. Under the terms of the securitization, the investors are paid with a percentage of the cash collected less servicing fees that we receive to service the accounts and credit balance refunds. Beginning in April 2002, 100% of all the excess cash is being paid to the investors. Once the investors are repaid, all cash collected on any remaining receivables is payable to us.

(3)                      Represents the expected principal payment date; however, we expect to begin accumulating approximately $67 million per month beginning in December 2002 to redeem the $600 million of Class A notes in September 2003 and the $27.4 million of class B-1 notes in October 2003.

(4)                      This facility is the Series 1998-2 issued by the Fingerhut Trust. In August of 2002, this series entered into a controlled amortization period associated with this series’ expected maturity date of April 15, 2004. During this period, in addition to the interest payments to investors, we are required to remit $22.5 million of collections received from cardholders to the investors each month towards principal. The receivables in this portfolio are decreasing very rapidly as payments from cardholders significantly exceed new purchases and, as such, there are sufficient collections to make these required payments to investors. We anticipate this facility will enter into an early amortization period some time during the first quarter of 2003, at which point all payments from cardholders, less a servicing fee, will be used to pay principal and interest to the investors. Once the investors are repaid in full, all remaining payments received from cardholders will be remitted to us as holders of the retained interests. At the time we acquired the retained interests in the Fingerhut Trust, we had factored in both the controlled amortization period that began in August 2002, as well as the early amortization of this facility beginning some time during the first quarter of 2003. We believe collections from cardholders will be sufficient to completely repay the investors in the securitization. Except for fees that we will receive as servicer, we did not and do not anticipate receiving any cash from this facility while it is in its early amortization period.

(5)                      Represents the expected principal payment date; however, as early as July 2003, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

During the nine months ended September 30, 2002, we generated approximately $141.2 million in cash from the company operations. Cash generated or used by Company’s operations is dependent on the performance of our managed portfolio including charge off rates, net interest margin, payment rates and operating expenses. We generated positive cash flow in the third quarter and based on our current expectations of our managed portfolio performance and our expected growth rates during the fourth quarter of this year, we expect to generate positive cash flow from operations during the fourth quarter as well.

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

Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. We have two three-year securitizations that we completed in July 2001 and August 2000, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio’s annualized net yield or a decline in the payment rate, in each case, below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio’s annualized net yield typically includes monthly finance charges and past due fees earned on the receivables less monthly servicing fees, credit losses and cost of funds. These events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and we are unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or the issuance of additional equity), we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash. Under each of our securitization structures, there has not been an early amortization period; however, and as noted above we expect the Fingerhut Trust Series 1998-2 issuance to begin an early amortization during the first quarter of 2003. In line with our expectations at the time of our acquisition and projections upon which we based our purchase price for the Fingerhut Trust retained interests, the Fingerhut Trust Series 1998-2 is expected to trigger an early amortization as a result of either one or both of the following factors. First, we expect that the principal balance of receivables in the trust will fall below the minimum balance required by this series. Secondly, we expect that the three-month average annualized net yield will fall below the minimum levels required by this series. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the “Credit Card Securitizations” section.

Our most significant uses of cash are marketing expenses, operating expenses and the purchase of the credit card receivables that arise in the accounts that are issued through our relationship with Columbus Bank & Trust. We raise cash by selling the credit card receivables into our securitization programs. When we sell the receivables we receive cash and a seller’s interest (a portion of which is regularly referred to as a “retained interest”). Because the amount of cash that we receive is less than the face amount of the receivables, this seller’s interest is a use of cash for us. The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts. This cash is allocated by the securitization agreements to pay for servicing the receivables, to pay interest on the investor’s notes, to cover charge offs, and to repay any portion of the investor’s notes that are due. Any excess cash after the above allocations is remitted to us.

During periods of rapid receivables growth, the cash that we raise from selling the credit card receivables and from our retained interests is not by itself enough to cover our uses of cash. During periods of decline in the receivables, there typically would be enough cash flow to cover our costs and we would generate excess cash flow (depending on the performance of the underlying receivables). To fund our use of cash associated with our significant growth during 1999, 2000 and 2001, we used the proceeds from our initial public offering and our follow-on offering. During the fourth quarter of 2001, we used a portion of our revolving credit facility, and we also raised additional cash by selling retained interests and preferred stock that we described more fully in our 2001 Annual Report on Form 10-K. During 2002, we used our cash proceeds from our fourth quarter 2001 transactions and two notes, of which one is repaid, to fund our operations.

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

Stock Repurchase Plan

During the third quarter of 2002, our Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of our outstanding common stock. Under the repurchase plan, we may buy back shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with the Securities and Exchange Commission guidelines. We repurchased 500,000 shares on the open market at a total cost of $2.6 million during the third quarter of 2002.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2001, we discuss the two areas, valuation of retained interests and non-consolidation of special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 5, “Securitizations” to the financial statements included in this report we updated our sensitivity analysis with respect to valuations.

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

At September 30, 2002, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At September 30, 2002, our securitizations had $1.8 billion in variable rate, interest-bearing liabilities payable to investors, compared to $1.4 billion as of September 30, 2001. Because both our managed interest-earning assets and substantially all of our managed interest-bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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

(c) Not applicable.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the three months ended September 30, 2002.

Item 5.            Other Information.

None.

Item 6.            Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.1	Amendment to Affinity Agreement, dated as of September 23, 2002, among Columbus Bank and Trust Company, CompuCredit Corporation and CompuCredit Acquisition Corporation.	Filed herewith
10.2	Pledge and Security Agreement, dated as of September 23, 2002, between CompuCredit Corporation and Columbus Bank and Trust Company	Filed herewith
10.3	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC LLC and Columbus Bank and Trust Company	Filed herewith
10.4	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC II LLC and Columbus Bank and Trust Company	Filed herewith
10.5	Shareholders Agreement, dated as of September 23, 2002, by and between Columbus Bank and Trust Company and CompuCredit Corporation	Filed herewith
10.6	Employment Agreement between CompuCredit Corporation and J.Paul Whitehead, III	Filed herewith
10.7	First Amendment to Amended and Restated Employment Agreement between CompuCredit Corporation and Ashley L. Johnson	Filed herewith

(b) Reports on Form 8-K

Current Report on Form 8-K dated August 14, 2002, including Exhibit 2.1, which contains certain information regarding the purchase of certain assets from Federated Department Stores by a subsidiary of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation

November 14, 2002	By	/s/ J.Paul Whitehead III
J.Paul Whitehead III
Chief Financial Officer (duly authorized officer and principal financial officer)

CERTIFICATIONS

I, David G. Hanna, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of CompuCredit Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ David G. Hanna
David G. Hanna
Chairman and Chief Executive Officer

I, J.Paul Whitehead, III, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of CompuCredit Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ J. Paul Whitehead, III
J.Paul Whitehead, III
Chief Financial Officer