Form 10-K/A
period 2001-12-31
COMPUCREDIT CORP
filed 2003-03-24
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PART I

ITEM 1. BUSINESS

General

        CompuCredit is a credit card company that uses analytical techniques, including computer modeling, to target consumers who we believe are underserved by traditional grantors of credit. Individuals in this market typically rely more heavily on finance companies and retail store credit cards to meet their credit needs and are less likely to have general-purpose credit cards. Some of these consumers have had delinquencies, a default or a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. Others in this market are establishing or expanding their credit. Our predictive credit models analyze credit bureau data to determine if we believe someone has demonstrated recovery. The criteria are empirically derived from hundreds of credit bureau attributes. Examples include months since last delinquency, months since bankruptcy, recent performance on current trade lines (including recent payment trends) and total dollars of past due amounts. We have developed and enhanced our techniques by continually testing our products and operating practices and by continually analyzing credit bureau data and the results of our lending experience. We believe that our analytical approach allows us to:

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

        We market unsecured general-purpose Visa and MasterCard credit cards, including our Aspire Visa credit card, through direct mail, television, telemarketing and the internet. We market credit cards under an agreement with Columbus Bank and Trust Company, a state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, Columbus Bank and Trust, as the issuer, owns the credit card accounts.

        We purchase the credit card receivables generated in the accounts on a daily basis. We in turn securitize all of the receivables each day by selling the receivables to trusts or into multi-seller commercial paper conduits administered by national banking institutions. The receivables that are sold through securitizations are removed from our balance sheet for financial reporting purposes. When we sell the receivables we receive cash proceeds and a seller's interest in the receivables. The cash proceeds that we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The seller's interest we receive equals the difference and is a use of our cash. Our seller's interests are subordinate to the other investors' interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash flows from the issuance of equity, to fund our seller's interests in the new receivables generated in the accounts.

        The timing and amount of cash flows received from the receivables that are sold to the securitizations are dependent upon the performance of our cardholders in the aggregate. Cardholders make purchases or receive cash advances on their credit card accounts, which increase their receivable balances. Each cardholder is assessed the same combination of fees on their account based on the terms of their cardholder agreement and based on their payment performance on the account. Examples include annual fees, interest, late fees, overlimit fees and cash advance fees. We determine what fees to charge a cardholder using our Target Marketing System as more fully described later in this section. Cardholders are required to make monthly payments on their accounts, which decrease their receivable balance. Cardholders who fail to make their required payments become delinquent. Receivables that become more than 180 days delinquent or cardholders that file bankruptcy or become deceased are charged off.

        We develop criteria to determine who is issued a credit card, and the terms of the cardholder agreement for the credit card. The terms of the agreement include the size of the credit line on the card, the fees that will be charged to the cardholder and the payment terms of the card. Although we securitize all of the credit card receivables, we are responsible for servicing the portfolio of credit card receivables. We either perform the servicing ourselves or we outsource the services to other parties. We describe our material outsourced services in more detail in "Outsourcing" under "Account and Portfolio Management" later in this section. We also market to our cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance. Our fee based products and services are described in more detail later in this section.

        Since we securitize the receivables, we own retained interests, which generate cash flow as the underlying receivables generate income. The receivables generate income when the total interest and fees charged to cardholders exceeds the total of the interest paid to the investors, the cost of servicing the receivables and charge offs. Because we no longer own the credit card receivables that have been sold, a large portion of our income is the cash that is generated by the receivables in the trust and is recorded in our income statement as Income from Retained Interests. Further, because we securitize all of our credit card receivables, our financial statements reflect the amount of income from the securitization structures rather than many of the individual components of income that would otherwise be reflected in our income statement separately if we owned the credit card receivables. These components would include net interest income, servicing expense and charge offs. Servicing income, other credit card fees and interchange fees are part of the securitization structures and are disclosed separately or on our income statement. Our net income is dependent on the performance of the underlying credit card receivables. Therefore, we provide selected credit card data including net interest income, servicing and charge offs in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." This data reflects the underlying performance of the credit card receivables that have been sold under our securitization program.

        We use securitization because it offers a cost of funding lower than other debt or equity financing sources. If our securitization facilities are not renewed, they begin to accumulate cash to repay investors. If we are unable to obtain additional sources of liquidity such as other securitization facilities that are structurally subordinate to the facilities accumulating cash or debt, or if we are unable to issue additional equity, we would begin to prohibit new purchases in some or all of our customers' credit card accounts and thus reduce our need for additional cash. Any prohibition of new purchases is likely to negatively impact our ability to collect existing balances since card users, in making payments, tend to favor the card companies that are willing to extend them additional credit. As of December 31, 2001, our current securitizations are scheduled to expire between April 2002 and July 2004. See "Item 1. Business—Securitizations" and "Item 7. Management's Discussion and Analysis of Financial Condition

and Results of Operations—Credit Card Securitizations" and "Liquidity, Funding and Capital Resources."

        As of December 31, 2001, there were $1.9 billion of credit card receivables outstanding in over 2.1 million credit card accounts, substantially all of which are considered "subprime" based on guidance issued by the agencies that regulate the banking industry. We are not a bank and we are not directly regulated by any financial regulator, however, we have adopted this guidance and we expect that other credit card companies will do the same. We grow our business by adding accounts and by increasing the credit card receivables outstanding in the accounts. We add accounts through marketing campaigns or by purchasing portfolios. In either case, we use our same proprietary models and target marketing system to evaluate each individual customer using credit bureau information and market information from a variety of sources.

        The balance of this section includes an overview of several aspects of our business as well as a discussion of recent business developments that we believe will assist you in understanding our financial performance. These sections include:

  •
  Our Database System

  •
  Target Marketing System

  •
  Target Marketing in Portfolio Acquisitions

  •
  Direct Mail and Telemarketing Solicitation

  •
  The Internet

  •
  Application Processing

  •
  Fee-Based Products and Services

  •
  Account and Portfolio Management

  •
  Collections and Delinquency Management

  •
  Securitizations

  •
  Consumer and Debtor Protection Laws and Regulations

  •
  Competition

  •
  Business Developments

  •
  Employees

  •
  Trademarks

  •
  Proprietary Rights and Licenses

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

[Insert graphic]

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

[Insert graphic]

        The use of a single database system for all phases of the customer relationship enables us to continuously refine target marketing and portfolio management decisions on the basis of continuous feedback. We believe that this capability has been critical in identifying underserved segments.

        We believe that the information that we collect in our database system, as well as the ability that we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products. We believe that we have priced our products such that the income we earn from the cardholders who are not charged off is sufficient to cover our marketing expense, our servicing expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

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

Target Marketing in Portfolio Acquisitions

        We anticipate increasing our receivables portfolio through the use of our target marketing system to originate customers through direct mail, television, telemarketing and internet campaigns. We also add accounts by purchasing portfolios of credit card receivables. We did not acquire any portfolios in 1999, 2000, or 2001. We may use either or both of these methods of account growth to varying degrees, depending on our assessment of the relative cost of each method.

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

Direct Mail and Telemarketing Solicitation

        We use our target marketing strategies to identify potential customers and to assess the type of product offering to be made to each potential customer. In our direct mail or telemarketing campaigns, we have experimented with several combinations of rates, fees and credit limits directed at specific customer segments in order to evaluate response rates and further refine our pricing strategies within each customer segment and for all customer segments as a group. Third party print production facilities produce our direct mail campaigns, and we contract with third party telemarketing providers for our telemarketing campaigns. Responses to both direct mail and telemarketing campaigns are then forwarded to us for application processing. The response data received is also integrated into our database system for future analysis and response modeling. To date, almost all of our marketing has consisted of direct mail and telemarketing.

The Internet

        AspireCard.com, Inc., our wholly-owned subsidiary, promotes the Aspire credit card and various other value-added products and services on the internet using real-time approval of credit card applications on-line. Applications are received by AspireCard.com on its own web site, www.aspirecard.com and www.aspireyes.com. In addition, we have developed two Spanish-language internet web sites, www.aspireamas.com and www.aspireahora.com to help market our credit cards to consumers of Hispanic origin. At www.aspirecard.com and www.aspireamas.com, a consumer can learn more about our Aspire Visa card and complete and submit an on-line application. At www.aspireyes.com and www.aspireahora.com, a consumer can respond to a pre-qualified direct mail or email offer for an Aspire Visa card. Applications received via the internet are electronically processed on a real-time basis using the same credit and target marketing strategies that are applied to our direct mail and telemarketing campaigns. Once the application has been transmitted, consumers are informed as to their approval status and the applicable terms of the offer, including the interest rate, annual fee and credit limit. At any point in time, we may or may not originate accounts via the internet. To date, we have had very limited approvals of credit from Internet applications and we believe our direct mail and telemarketing solicitations are much more efficient channels for us.

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

Fee-Based Products and Services

        We offer fee-based products and services to our customers, including memberships, card registration, insurance products and subscription services. Memberships include preferred buying clubs, travel services and credit monitoring programs. Insurance products feature supplemental, non-compulsory products, such as credit life, unemployment insurance and disability policies. Subscription services include recurring consumer products such as magazine subscriptions, telephone service, and internet service provider access. These fee-based products and services are offered throughout our relationship with a customer. Our three largest providers of fee based products are American Consumer Alliance, which provides most membership products, the Assurant Group and Union Fidelity Life Insurance Company, an affiliate of General Electric, both of which provide supplemental insurance products to our customers. These third party providers and other entities through which we provide fee based products are compensated based upon the services they provide and/or the quantity of products sold. These third party providers are fully responsible for the fulfillment of the products they offer. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established by the provider.

        The success of our fee-based business is a function of optimizing the number and efficiency of the fee-based products offered, the marketing channels leveraged to sell fee-based products and the customers to whom we market our products. Profitability for fee-based products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs, the commission rates received from the product providers, the claim rates and claims servicing costs for products and the operating expenses associated with the programs. Although a wide-range of our customers purchase fee-based products and services, fee-based product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth our profitability from fee-based products and services will either grow at a reduced rate or decline.

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

        We monitor authorizations for all accounts. Customer credit availability is limited for transaction types which we believe are higher risks such as foreign transactions and cash advances. We manage credit lines to reward underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance is captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues, and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

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

        Data processing and development services, services related to the evaluation of customer application data and marketing services are outsourced to Visionary Systems, Inc. Pursuant to agreements with Visionary Systems that will expire in July, 2004, we pay Visionary Systems on a monthly basis for those services. During 2001, we paid approximately $20.1 million to Visionary Systems and its subsidiaries for software development, loan origination, consulting services, intellectual property and two patents. Two of our officers have an indirect investment in Visionary Systems. For more information regarding this relationship with Visionary Systems, see "Item 13. Relationships and Related Transactions."

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

Securitizations

        We began marketing and servicing credit card accounts in February 1997. Under our agreement with Columbus Bank and Trust Company ("CB&T"), CB&T originates VISA and MasterCard revolving credit card accounts. On a daily basis, CB&T sells us an interest in the receivables created that day. We, in turn, each day sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions ("conduits"). Our sales meet all of the criteria of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"). The receivables that are sold through securitization are removed from our balance sheet for financial reporting purposes.

        The trusts or the conduits purchase receivables from us by raising proceeds from investors. The proceeds raised are part of series of notes issued by the trust or issued by the conduits. These notes are similar to bank loan agreements as they have a note balance, a maturity date, an interest rate and contain standard representations, warranties and performance covenants that are contained in most loan agreements. The proceeds from the investors are then remitted to us as part of the purchase price of the receivables. We had the following total commitments and outstanding notes in our securitizations for each year presented:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Total commitments from investors	$2,046	$1,847	$884
Total outstanding amounts	1,524	1,229	724

        As indicated in the table below, as of December 31, 2001, our securitization facilities totaled approximately $2.0 billion with maturity dates ranging from April 2002 to July 2004:

Maturity Date	Facility Limit
(in millions)
April 2002	$221.2
May 2002	200.0
October 2002	306.0
March 2003	250.0
September 2003	627.4
July 2004	441.5

$2,046.1

        We renewed $96.2 million of the April 2002 securitization facility with the renewed portion set to expire in February 2003. We also renewed the entire October 2002 facility and under the terms of the renewal it will expire in October 2003. The remaining $325 million of combined facilities that expired in 2002 were replaced with a $300 million facility. This equated to a net decline of $25 million, or 1.2% of our outstanding securitization facilities. We feel that this securitization level is adequate for our business purposes and has no material impact on our business strategy.

        We try to structure our securitization funding source by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase the receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes issued by the trust and by also having excess capacity if one particular series of notes is not renewed at its maturity date. One of the reasons we have slowed our growth plans for 2002 is because we do not have any assurance that when any series of notes mature, they will be renewed on terms that are favorable to us, or at all. This is more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

        When we sell the receivables, we receive cash proceeds and a seller's interest in the receivables. Our seller's interests are subordinate to the other investors in the trusts or the investors in the commercial paper conduits. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization payments. We use the cash proceeds that we receive when we sell the receivables as well as the future cash flows we receive from the performance of the receivables to fund our operations and to purchase new receivables generated in the accounts.

        We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts which are qualifying special purpose entities ("QSPEs"). We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between us and the trustees of the trusts. The investors do not have any recourse against us for the cardholders' failure to pay their credit card balances; however, most of our retained interests are subordinate to the investors' interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders' failure to pay before the investors would have to absorb these losses.

        We further detail our securitization program in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Card Securitizations.

Consumer and Debtor Protection Laws and Regulations

        Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit and impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information.

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

        In 1999 Congress enacted the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act creates a new type of bank holding company, a "financial holding company," that may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking and real estate development and investment. The Gramm-Leach-Bliley Act also establishes new privacy requirements applicable to all financial institutions. Financial institutions are required to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, financial institutions must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in limited circumstances. Further, financial institutions are barred from sharing credit card numbers, account numbers or access numbers of customers with third-party marketers. State laws that provide a greater degree of privacy protection are not preempted by federal law.

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

        The National Bank Act of 1864 authorizes national banks to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of any inconsistent law of the state in which the bank's customers are located. A similar right is granted to state institutions such as Columbus Bank and Trust in the Depository Institutions Deregulation and Monetary Control Act of 1980. In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller of the Currency's interpretation that interest includes late payment fees, insufficient funds fees, over-limit fees and other fees and charges associated with credit card accounts. This decision does not directly apply to state institutions such as Columbus Bank and Trust. Although several courts have upheld the ability of state institutions to export some types of fees, a number of lawsuits have been filed alleging that the laws of some states prohibit the imposition of late fees. If the courts do not follow existing precedents, Columbus Bank and Trust's ability to impose some fees could be adversely affected, which could significantly harm our results of operations or financial condition.

        We do not currently own a bank. In October 1998, we applied for a bank charter, but we withdrew the application in June 2001, because we then believed, and still believe, that it would be difficult for us to charter a bank in the current regulatory environment given the recent failure of a significant sub-prime lender. However, if we were able to charter a bank, we expect that the bank would become the issuer of a portion of the credit cards we market. Any bank we charter would be subject to the various state and federal regulations generally applicable to such institutions.

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

Business Developments

        We began marketing credit cards issued by Columbus Bank and Trust in 1997. During 1997, 1998, 1999 and early 2000 we saw very robust growth rates and surpassed two million cardholders. We believe that in the latter part of 2000 the national economy began to slow and that traditional credit card companies began to increase their marketing to our same target market. We believe the economy further slid into a recession in the first quarter of 2001 and that consumer spending in general slowed. During 2001, we still increased our managed receivables portfolio by 24%; however, this was a much lower rate than the rate of 70% we experienced in 2000 and the rate of 78% we experienced in 1999.

        We face intense competition and we believe the drop in the usage of our credit card is due in part to increased competition from other credit card companies including Metris, Providian, NextCard and Capital One. Although we cannot measure the impact of competitors to our business specifically, we believe that many of our competitors were offering lower fees for their credit card products and were possibly offering larger credit lines on their credit card products. We also believe that our competitors may have been offering teaser rates to induce cardholders to accept and use their products.

        In addition to the decrease in the usage of our cards based upon competition, decreases in our receivables are a result of our cardholders charging less on average. The impact of the competition and the impact of changes in consumer spending cannot be separately quantified by us in terms of the impact to our business. We believe, however, that these two factors did decrease our account growth during the end of 2000, throughout 2001 and will continue to decrease our account growth into 2002. The associated receivables growth and our net income, is dependent upon the size and profitability of our managed portfolio. It is this managed portfolio that generates income to us through our ownership of the retained interests in the securitizations of these same credit card receivables.

        In response to the decrease in the average usage of our cards, our perception of the competitive landscape, and external events such as those of September 11, 2001, the receivership of NextCard and the effect of Providian's performance on our industry, we decided to decrease our marketing of new credit card accounts during late 2001 and into 2002. As a result, new accounts decreased from 1.3 million accounts in 2000 to 670,000 accounts in 2001. We anticipate adding fewer than 200,000 accounts during 2002 absent any portfolio acquisitions. While decreasing the number of new accounts decreases our marketing expense for these same years, it also reduces the growth of our average managed loans. We are reducing our marketing of new accounts and we believe that this may result in a decrease in our average managed loans during 2002.

        Although we securitize all of our credit card receivables, our financial performance is a function of the performance of the aggregate amount of credit card receivables that are outstanding. This aggregate amount is a function of many factors including purchase rates, payment rates, interest rates, charge off rates, seasonality, general economic conditions, competition from other credit card companies and other sources of consumer financing, access to funding including access to securitizations and the success of our marketing efforts, including our fee based products. We cannot precisely estimate the future performance of these individual factors or the impact of the factors working in combination although they directly impact the size or growth of the credit card receivables and our future performance. We continually study and monitor these factors to determine the day-to-day business decisions we make in running our business. Given the uncertainty in these factors that we have seen during the latter part of 2000 and during 2001, we have slowed our growth and are waiting to increase our growth until we believe we have more clarity as to these factors and their impact on the performance of credit card receivables.

        We required additional liquidity during the second half of 2001 to fund our operations, to repay our revolving credit facility (which was scheduled to expire in January 2002) and to fund the growth in our seller's interests in our securitizations. We had a difficult time obtaining the needed funds. We were not able to issue common stock at a price we deemed acceptable due to a variety of different factors, including a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. As a result, we sold $40.0 million of preferred stock and approximately $36.3 million of our seller's interests at a discount netting in aggregate approximately $66.2 million in cash.

        As noted above, we have decreased our growth plans for 2002, which will reduce our need for any additional liquidity to fund our existing operations. We continue, however, to explore a wide range of options for liquidity to prepare us for growth, as well as, for adverse changes in the securitization marketplace. These options include revolving lines of credit, selling a subordinate interest in one or more of our securitizations, and the issuance of debt or equity.

        We discuss the performance of the credit card receivables underlying our securitizations in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Selected Credit Card Data."

        As we wait to see how the economy, and consumers will work through the challenges of 2002, we will concentrate on objectives that are more in our control such as reducing our operating expenses, and providing excellent customer service to our consumers. Additionally, in 1998 we successfully purchased portfolios of credit card receivables and we believe there will be new opportunities to grow through the use of portfolio acquisitions during 2002.

Employees

        As of December 31, 2001, we had approximately 885 employees, substantially all of whom are located in Georgia, Florida and North Carolina. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good. In January 2002, we reduced our staff by approximately 70 employees. Also, in 2002, we sold furniture and fixtures in a customer service center located in Florida to a third party. In conjunction with the sale, approximately 65 employees in that customer service center went to work for the buyer.

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

Proprietary Rights and Licenses

        We regard our database management system and our customer selection and risk evaluation criteria as confidential and proprietary. We initially developed our pre-screen customer selection criteria under a contract with a national credit bureau; however, we own all intellectual property rights in the resulting model. Our database management system was developed by Visionary Systems, Inc. and VSx Corporation under a contract pursuant to which we held an exclusive, perpetual license to use, copy, execute, display and reproduce the software constituting our database management system. In May 2001, we purchased from VSx Corporation the components of the data management system known as the "Brain," and entered into a license agreement with Visionary Systems, which continues to own one component of the software known as the "Switch." Pursuant to our agreement with Visionary Systems, we were granted a nonexclusive license to use, copy, execute or display for internal use the Switch, a system that automates the evaluation of customer application data and, among other things, provides us with real-time access to credit information concerning our target market and our customers. In addition, Visionary Systems continues to provide substantially all of the computer software design and implementation services we require in the continuing refinement and use of our computer software systems. Visionary Systems has granted to us a right of first refusal during the term of the agreement in the event the developer wishes to sell or otherwise transfer any of its ownership rights in the Switch. During 2001, we paid approximately $20.1 million to Visionary Systems and its subsidiaries for software development, loan origination, consulting services, intellectual property and two patents. Two of our officers have an indirect investment in Visionary Systems. For more information regarding our relationship with Visionary Systems, see "Item 13. Relationships and Related Transactions."

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

        The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select who is issued a credit card, the pricing of the credit products, the length of the relationship with each cardholder, general economic conditions, the rate at which cardholders repay their accounts, and the rate at which cardholders change or become delinquent. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

        We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable.    The creditworthiness of our target market is generally considered "sub-prime," based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher risk of nonpayment, higher frequencies of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the risk level of our target customers. If our estimates are incorrect,customer default rates will be higher, we will receive less cash from our securitizations which will result in a decrease in the value of our retained interests (which are based on expected future cash flows) and we will experience reduced levels of net income.

        The performance of our competitors may impact the costs of our securitization.    Investors in our securitizations compare us to Providian and other sub-prime credit card issuers and, to a degree, our performance is tied to their performance. Generally speaking, our securitizations investors also invest in our competitors' securitizations. These investors broadly invest in the credit card industry, and when they evaluate their investments, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor sentiment, and the investors in our securitizations require greater returns, particularly with respect to subordinated interests. In the fourth quarter of 2001, for instance, investors demanded unprecedented returns. In the event that investors unexpectedly require higher returns and we sell our retained interests at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests in our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We would also potentially increase the discount rate used to value all of our other retained interests which would also result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we would potentially decrease the discount rate used to value all of our other retained interests which would result in additional income.

        The lack of seasoning of our credit card portfolio makes it difficult to predict the performance of our business.     A portfolio of older accounts generally behaves more predictably than a newly originated portfolio. As of December 31, 2001, 94% of our total portfolio was comprised of originated receivables and most of these originated receivables were less than two years old. In general, as the average age of an originated credit card receivables portfolio increases, delinquency and charge off rates can be expected to increase and then stabilize. Any increases in delinquencies and charge offs beyond our expectations will decrease the value of our retained interests in securitization transactions resulting in a decrease in our net income. This also may reduce the funds available for our future growth and may hinder our ability to complete other securitizations in the future. Our delinquency rates (the percentage of our accounts more than 60 days past due) have increased over the last several years from 6.4% at December 31, 1999 to 9.5% at December 31, 2000 to 11.1% at December 31, 2001. The majority of our charge offs occur when the account becomes contractually 180 days delinquent. Thus, increased charge offs would generally follow increased delinquencies, absent significant changes in collection activities. As recently as the fourth quarter of 2000 and throughout 2001 a greater than expected charge off ratio adversely impacted our business and stock price.

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

        Because a significant portion of our reported income is based on our management's estimates of the performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income.    Income from the sale of receivables in securitization transactions and income from retained interests in credit card receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based primarily on management's estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables may cause fluctuations in our net income. The expected cash flows are based on management's estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance. During the fourth quarter of 2001, we increased the discount rate used to value our retained interests from 14.2% used at September 30, 2001 to 34.9%. This resulted in a substantial loss. We increased our discount rate primarily to reflect the higher rate of return required by investors. We sold retained interests in two transactions during the fourth quarter of 2001. The first was during November, and the internal rate of return required by the purchaser was approximately 22%. The second transaction was in December, and the internal rate of return required by the purchaser was approximately 35%. We attribute the increase to a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors, and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. Please see "Year Ended December 31, 2001 Compared to Year Ended December 31, 2000" in "Results of Operations" of our MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2001. During the second quarter of 2002, we hired an independent financial advisory firm to evaluate our discount rate. That firm concluded that an appropriate discount rate was 22.5%. During the second quarter of 2002, we adopted this recommendation and revised the discount rate that we use to 22.5%, from 34.9% at March 31, 2002. This resulted in an increase in the value of our retained interests of approximately $22.8 million and a corresponding increase in pretax income of approximately $22.8 million. We attribute the change to a lessening of market place concern regarding the performance of other credit card issuers and general improvement in market conditions. This change emphasizes, however, that the discount rate may be volatile.

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

        Increased utilization of existing credit lines by cardholders would require us to establish additional securitization facilities or curtail credit lines.    Our existing commitments to extend credit to cardholders exceed our commitments for securitizations by over 2 to 1. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders' available credit lines or establish additional securitization facilities. This would subject us to several of the other risks that we have described in this section of the prospectus.

        Increases in expected losses and delinquencies may cause us to incur losses on our retained interests.    If the actual amounts of delinquencies and losses that occur in our securitized receivables are greater than our expectations, the value of our retained interests in the securitization transactions will be decreased. Since we derive a portion of our income from these retained interests, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, levels of loss and delinquency could result in us being required to repay our securitizations investors earlier than expected, reducing funds available to us for future growth.

        Our portfolio of credit card receivables is not diversified and originates from cardholders whose creditworthiness is considered sub-prime.    We obtain the receivables that we securitize in one of two ways—we either issue credit cards (through our agreement with Columbus Bank and Trust) or purchase receivables from other credit card issuers. In either case, substantially all of our securitized receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in the fourth quarter of 2001, we suffered a substantial loss after we increased our discount rate to reflect the higher rate of return required by investors. Because our receivables portfolios are all of substantially the same character (i.e., sub-prime), the increased discount rate resulted in a decrease in the value of our various receivables portfolios. These losses may have been mitigated if our portfolios consisted of higher grade receivables in addition to our sub-prime receivables. Since our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact, and we have no immediate plans to issue or acquire receivables of a higher quality.

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

        Our growth is dependent on our ability to add new securitization facilities.    We finance all of our receivables through securitizations. To the extent we grow our receivables significantly, our cash requirements are likely to exceed the amount of cash we generate from operations, thus requiring us to add new securitization facilities. Our historic and projected performance impact whether, on what terms and at what cost we can sell interests in our securitizations. If additional securitization facilities are not available on terms we consider acceptable, or if existing securitization facilities are not renewed on terms as favorable as we have now or are not renewed at all, we may not be able to grow. One of the reasons that we have slowed our growth plans is because a significant portion of our securitizations have or will mature in the near future, and we do not have any assurances that we will be able to obtain new securitizations on satisfactory terms.

        As our securitization facilities mature, they will be required to accumulate cash that therefore will not be available for operations.    Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables increase accordingly. If our securitization facilities begin to accumulate cash and we also are unable to obtain additional sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our credit card accounts in order to significantly reduce our need for any additional cash.

        We may be unable to obtain capital from third parties needed to fund our existing securitizations or may be forced to rely on more expensive funding sources.    We need equity or debt capital to fund our retained interests in our securitizations. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. In late 2001, we needed additional liquidity to fund our operations as well as the growth in the retained interests in our securitizations, and we had a difficult time obtaining those needed funds. We were not able to issue common stock at a price we deemed acceptable due to a variety of different factors, including a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. At the same time, due to many of these factors, we were able to sell our retained interests in our securitization only at a dramatically increased rate of return to the investors. During the fourth quarter of 2001, we utilized our revolving credit facility to fund the portion of our receivables growth that could not be funded through securitization. To date, we have not replaced our revolving credit facility, which expired in January 2002. If in the future we need to replace that facility or otherwise raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to replace our credit facility or otherwise raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card based asset backed securities, and the general economy.

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

  •
  Our ability to sell retained interests at favorable terms;

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

        Our decisions regarding marketing can have a significant impact on our growth.    We can increase or decrease, as the case may be, the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. A decline in size of our receivables would reduce our net income in future periods. We have reduced our marketing growth plans for 2002 as compared to 2001 due to concerns relating to the availability of financing, general economic conditions and uncertainty regarding the credit quality of accounts we historically have targeted. We expect that our current marketing plans will result in a decline in our receivables and, consequently, will reduce our net income as compared to earlier periods.

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

        Consumer protection laws may make collection of credit card account balances more difficult or may expose us to the risk of litigation.    Any failure to comply with legal requirements by Columbus Bank and Trust, as the issuer of our credit cards, or by us or Columbus Bank and Trust, as the servicer of our credit card accounts, could significantly impair our ability or the ability of Columbus Bank and Trust to collect the full amount of the credit card account balances. Further, any such failure to comply with the law could expose us or Columbus Bank and Trust to the risk of litigation under state and federal consumer protection statutes, rules and regulations. Our operations and the operations of Columbus Bank and Trust are regulated by federal, state and local government authorities and are subject to various laws, rules and regulations, as well as judicial and administrative decisions imposing requirements and restrictions on our business. Due to the consumer-oriented nature of the credit industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. There is always a risk that new legislation or regulations could place additional requirements and restrictions on our business. However, this risk is amplified since our target market consists almost entirely of "sub-prime" borrowers and lawmakers, and regulators have recently shown an interest in increasing the regulation of this segment in order to protect the customers of and investors in sub-prime lenders. The institution of any litigation of this nature or any judgment against us or any other industry participant in any litigation of this nature could adversely affect our business and financial condition in a variety of ways. For more information regarding consumer and debtor protection laws applicable to us and Columbus Bank and Trust, see "Item 1. Business—Consumer and Debtor Protection Laws and Regulations."

        Changes in law may increase our credit losses and administrative expenses, restrict the amount of interest and other charges imposed on the credit card accounts or limit our ability to make changes to existing accounts.    Numerous legislative and regulatory proposals are advanced each year which, if adopted, could harm our profitability or limit the manner in which we conduct our activities. Changes in federal and state bankruptcy and debtor relief laws may increase our credit losses and administrative expenses. More restrictive laws, rules and regulations may be adopted in the future which could make compliance more difficult or expensive, further restrict the amount of interest and other charges we can impose on the credit card accounts we originate or market, target sub-prime lenders, limit our ability to make changes to the terms on existing accounts or otherwise significantly harm our business.

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

Other Risks.

        We also face a number of other uncertainties. These include:

        The existence of the preferred stock could adversely impact holders of common stock.    The Series A Preferred Stock and Series B Preferred Stock in the aggregate could be converted into approximately 4,483,000 shares of common stock, or 9.4% of the number of shares that would be outstanding immediately following conversion. Additionally, dividends on the Preferred Stock will generally be paid in additional shares of Preferred Stock on a quarterly basis, which means that over time the holders of the Preferred Stock will be entitled to convert their shares into an even greater percentage of our Common Stock. For example, assuming no dividends are paid in cash and the antidilution rights of the preferred stockholders are not triggered, one year after issuance; the preferred stock could have converted into approximately 10.4% of the common stock outstanding at the time of issuance; and five years after issuance the preferred stock could be converted into approximately 15.4% of the common stock outstanding at the time of issuance.

In addition, the holders of the preferred stock have the right to vote separately on various items—including material corporate transactions—and may not vote in a manner beneficial to the interests of the common stock where the interests of the two classes are different.

        Unless we obtain a bank charter, we cannot issue credit cards other than through an agreement with a bank.     Because we do not have a bank charter, we currently cannot issue credit cards other than through an agreement with a bank. We issue our credit cards under an agreement with Columbus Bank and Trust. In October 1998, we applied for a bank charter, but we withdrew the application in June 2001, because, given the failure of a significant sub-prime lender, we believed that it would be difficult for us to charter a bank in the regulatory environment which existed at that time. However, we are open to obtaining a bank charter (including through the acquisition of a bank), but if we pursue these options there is a possibility that our status as a sub-prime lender may have an adverse effect on our efforts. Unless we obtain a bank charter, we will continue to rely upon Columbus Bank and Trust to issue credit cards to our customers. If our agreement with Columbus Bank and Trust were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business. Additionally, any bank we charter would be subject to the various state and federal regulations and restrictions generally applicable to such institutions.

        Because we outsource account processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business.    We outsource account and payment processing pursuant to agreements with Columbus Bank and Trust and its affiliates. In 2001 we paid Columbus Bank and Trust and its affiliates approximately $47.4 million for these services. If these agreements were terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

        We rely on Visionary Systems, Inc. for software design and support, and any disruption of our relationship with Visionary Systems would negatively impact our business.    Visionary Systems is a privately owned designer of computer software and provider of processing and other computer services. Two of our officers, Richard R. House, Jr. and Richard W. Gilbert, each indirectly own 13.7% of its stock. During 2001 we paid Visionary Systems approximately $20.1 million for software development, loan origination, consulting services, intellectual property and two patents. In the event that Visionary Systems no longer provides us with software and support, our business would be negatively impacted until we retained replacement vendors. We believe that a number of vendors are qualified to perform the services performed by Visionary Systems and believe that this impact would only be temporary.

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

        In the event that our stock price does not increase, we may be required to pay the dividends on our preferred stock in cash.    The terms of the Series A Preferred Stock and Series B Preferred Stock initially permit us, at our election, to pay the required dividends in either additional shares of preferred stock or in cash. However, commencing in September 2003, in the event that our stock price does not increase by 6% per quarter thereafter, the holders may require that we pay dividends in cash. If we assume dividends are paid through increasing the redemption price (called the "accreted value") of the preferred stock until September 2003, the cash dividends at that time would initially be approximately $1.2 million per quarter.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following tables set forth, for the periods indicated, selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We have derived the following selected financial data, except for the selected credit card data, for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, which have been audited by Ernst & Young LLP, independent auditors. In April 2000, we acquired Citadel Group, Inc. of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$2,347	$7,091	$2,152	$286	$2,658
Interest expense	317	—	—	595	361

Net interest income (expense)	2,030	7,091	2,152	(309)	2,297
Provision for loan losses	—	—	—	—	1,422

Net interest income (expense) after provision for loan losses	2,030	7,091	2,152	(309)	875
Securitization income (loss)	(8,400)	11,778	12,470	13,596	628
Income from retained interests in credit card receivables securitized	11,328	113,944	88,800	25,483	—
Servicing income	6,018	7,705	8,893	12,541	—
Other credit card fee income	89,553	53,165	19,506	4,193	911
Interchange fee income	22,780	19,880	9,202	1,865	279
Ancillary product fee income	30,592	28,497	17,731	1,695	37
Other income	—	—	—	—	156
Other operating expense	149,489	117,905	60,384	19,968	3,611

Income (loss) before income taxes	4,412	124,155	98,370	39,096	(725)
Income taxes	(1,545)	(41,781)	(34,267)	(15,479)	—

Net income (loss)	$2,867	$82,374	$64,103	$23,617	$(725)

Net income (loss) attributable to common shareholders	$2,723	$82,374	$63,521	$21,817	$(1,341)

Net income (loss) per diluted share	$0.06	$1.79	$1.61	$0.65	$(0.04)

	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Retained interests in credit card receivables securitized	$358,889	$325,583	$165,572	$65,184	$15,037
Total assets	536,457	470,505	225,548	88,316	20,215
Shareholders' equity	446,479	404,181	176,221	53,276	19,127
	At or for the Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, percentages annualized)
Selected Credit Card Data:
Average managed loans	$1,695,573	$1,178,957	$589,820	$306,706	$11,151
Period-end managed loans	$1,891,842	$1,528,372	$898,691	$503,985	$27,899
Period-end managed accounts	2,185	2,178	1,181	343	45
Net interest margin	21.0%	23.0%	22.1%	19.9%	19.4%
Operating ratio	9.0%	7.7%	8.1%	5.1%	16.3%
Net charge off ratio	14.9%	11.2%	13.3%	13.2%	3.6%
Adjusted charge off ratio(1)	14.8%	10.7%	4.6%	3.4%	3.6%
Delinquency ratio	11.1%	9.5%	6.4%	8.6%	5.3%

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

        During the fourth quarter of 2001, our net income decreased by approximately $48.1 million due to a decrease in securitization income of approximately $10.0 million and a decrease in income from retained interests in credit card receivables securitized of approximately $63.7 million. The decrease in the securitization income (loss) resulted from selling approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million during the fourth quarter of 2001. As a result of these transactions we recognized a loss of approximately $49.7 million when we revalued our retained interests with a discount rate assumption implicit in these fourth quarter transactions. The loss associated with the change in fair market value of our retained interests was recorded in income (loss) from retained interests in credit card receivables securitized. Prior to the fourth quarter of 2001, we had not sold any retained interests in credit card receivables securitized at a discount.

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

        Our revenues primarily consist of (1) securitization (loss) income, (2) income from our retained interest in credit card receivables securitized, (3) servicing income, (4) other credit card fee income, (5) interchange fees and (6) ancillary product revenue.

        Securitization income (loss) is gain or loss we recognize at the time of each sale. Income from retained interests in credit card receivables securitized is the income we receive from the credit card receivables we have securitized. See "—Credit Card Securitization and-Results of Operations" for additional information. Servicing income consists of the gross fees we receive from our securitization structures for servicing the various portfolios. Other credit card fee income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders. These fees have increased as our managed loans have grown. Interchange fees are the portion of the merchant fees assessed by Visa and MasterCard and passed on to us and are a function of the purchase volume of our cardholders. Ancillary products revenue consists of the fees earned by selling various fee-based products including various memberships, insurance, subscription and other products. See "—Results of Operations" and "—Other Operating Income" for additional information on these revenues. Our primary expenses are the costs of funding our receivables, credit losses, and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

        In April 2000, we acquired Citadel Group, Inc. of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

        We have increased our receivables portfolio through the use of our target marketing system to originate customers through direct mail, television, telemarketing and internet campaigns. We also added accounts during 1998 by purchasing portfolios of credit card receivables. Absent portfolio acquisitions, the size of our receivables depends in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing our receivables portfolio may not grow and may even decline. We have reduced our marketing growth plans for 2002 as compared to 2001. We believe this is prudent for us given our concerns relating to the availability of financing, general economic conditions and uncertainty regarding credit quality of accounts we historically have targeted. During 2001 we added between 125,000 and 200,000 accounts per quarter while in 2002 we intend to add approximately 25,000 to 50,000 accounts per quarter, excluding any portfolio acquisitions.

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

        We have decreased our expectation of growth in credit card receivables during 2002 as a result of the decrease in our marketing plans. We believe that our managed loan portfolio, absent any portfolio acquisitions, will not grow during 2002 and at the end of 2002 will be fairly comparable to the balance at the end of 2001. We believe our managed loan portfolio may also decrease in the first six months of 2002 as payments may exceed purchases on the accounts. This decrease in the growth of our portfolio reflects a combination of a decrease in the number of new accounts added and spending and payment patterns by our customers, which appears to be impacting the credit card industry as a whole. Our experience is that typically during the first quarter of the year, consumers spend less and make higher payments, possibly due to bonuses or tax refunds. We have found that consumers spend more in the fall, prior to the start of the school year and during the holidays.

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

Credit Card Securitizations

        We began marketing and servicing credit card accounts in February 1997. CB&T originates VISA and MasterCard revolving credit card accounts under an agreement with us. On a daily basis, CB&T sells us an interest in the receivables created that day. Each day, we in turn sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The trust or conduits issue notes to investors in order to obtain the cash to pay us for the receivables.

        After an initial purchase of notes by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables. This is referred to as a revolving period. The revolving period typically begins on the closing date of any particular series of notes and ends at the beginning of the amortization period. At the end of the revolving period, the investment of collections in new receivables ends and collections are instead used to repay the investors. The period during which investors are being repaid is referred to as an amortization period. As of December 31, 2001, none of our securitizations were in an amortization period. The revolving periods have coincided with the maturity dates of each series which are either 364 days for series issued to commercial paper conduits or three years for our series placed with other investors. The maturity date for each series is included in our "Liquidity, Funding and Capital Resources" section.

        All collections received from the cardholders underlying each securitization are included in the securitization trusts. This includes collections from the cardholders for fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cashflows are then distributed in accordance with the securitization documents. Cash is distributed to us as servicer for our servicing fee, to the investors for their interest on their outstanding notes, to us as the seller to fund new purchases during the revolving period and to the investors to repay any portion of their outstanding notes that become due and payable. Any collections from cardholders remaining each month after making the payments noted above, are paid to us on our retained interests.

        In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to the accounts. The fraud that we are responsible for includes the unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards or account numbers. These fraud losses are expensed by us in Other Operating Expenses. To date, we have experienced very little fraud for unauthorized use of the credit cards and the total expense has been less than 0.15% of the average managed receivables for any year.

        The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of overcollateralization, which means that we sell the receivables for cash and a retained interest. Since the retained interest is subordinate to the investor's investment, the investors get excess collateral for their cash purchase price. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a seller's interest.

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

        Our securitizations are treated as sales under Generally Accepted Accounting Principles. As such, we remove the securitized loans from our consolidated balance sheet. As noted above, we retain a seller's interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made. These amounts are recorded as Income from retained interests in credit card receivables securitized. The fair value of our seller's interests are based on the estimated present value of the future cash flows using management's best estimates of key assumptions. We also recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during its life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and other expenses. The I/O strip and the seller's interest are included in "Retained Interests in Credit Card Receivables Securitized" on our consolidated balance sheet.

        Amounts Due from Securitization on our balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

        Securitizations are accounted for under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), and, prior to April 1, 2001, were accounted for under Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Under these statements, gains or losses are recognized at the time of each sale and as they are recorded as securitization income or loss in our income statement. Gains or losses on the sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received.

        We believe our securitizations satisfy the conditions of Statement No. 140 for sale accounting because each trust, as the issuer, is a qualified special purpose entity ("QSPE"). The activities of each trust are limited to (1) acquiring, owning and managing its assets and the proceeds of those assets; (2) issuing and making payments on notes; and (3) engaging in related activities. In addition, each holder of a beneficial interest in the notes has the right to pledge or exchange its beneficial interest. Finally, the transferor transfers the receivables to each trust or to a third party conduit and does not maintain control over the receivables. In each securitization transaction, we rely on true sale opinions as part of the process in determining the appropriateness of sale accounting under SFAS 140.

        The securitization transactions do not affect the relationship we have with our customers and we continue to service the credit card receivables. We either perform the servicing or contract with third party service providers. As of December 31, 2001, 2000 and 1999, respectively, we received servicing fees equal to either 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We recognize a servicing liability when the compensation for a portfolio is not adequate compensation for the costs of servicing the porfolio. The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because, during the revolving period, we receive all of the excess cash flows from the securitizations; these excess cash flows represent collections on the accounts in excess of the interest paid to the investors, the servicing fees paid to us as servicer and required amortization payments. Because we receive the residual or excess cashflows during the revolving period, we expect that the total cash received, inclusive of both the servicing revenue and the excess cashflows, will exceed our servicing costs. Although separately accounted for and valued from our interest-only strip, this amount is reported with our interest-only strip on our balance sheet for financial reporting purposes. See "—Net Securitization Income (Loss) and Income from Retained Interests in Credit Card Receivables Securitized" for the assumptions used and the servicing liability amounts.

        The payment terms of each securitization structure are negotiated with investors. Some facilities enter into accumulation periods at pre-determined dates prior to their maturity. During an accumulation period, a portion of cash collected form the cardholders is required to be accumulated in an account for the benefit of the facility and is not available to us to fund new purchases. We also have a facility associated with our portfolios that we purchased in 1998 that was structured to use a percentage of cash flows each month to pay down amounts outstanding to the investors. The structure was negotiated in this manner with the investors at its inception because the portfolio of receivables was decreasing very rapidly. This occurred because most of the accounts were making payments in excess of new purchases and no new accounts were being added to the portfolio. We detail the maturity dates and describe our facilities and amounts being used to repay investors in the "Liquidity, Funding and Capital Resources" section.

        The table below summarizes our securitization activity.

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Proceeds from securitizations	$344,784	$591,946	$448,230
Excess cash flows received on retained interests	202,350	155,000	92,804
Pretax securitization income (loss)	(8,400)	11,778	12,470
Proceeds from collections reinvested in revolving-period securitizations	1,208,413	903,397	326,360
Gross proceeds from Servicing Fees	5,749	7,220	18,015

        The trusts or the conduits purchase receivables from us by raising proceeds from investors. The proceeds raised are part of series of notes issued by the trust or issued by the conduits. The proceeds from the investors are then remitted to us as part of the purchase price of the receivables. We had the following total commitments and outstanding notes in our securitizations for each year presented:

	For the Year Ended December 31,
	2001	2000	1999
	(In millions)
Total commitments from investors	2,046	$1,847	$884
Total outstanding amounts	1,524	1,229	724

        The maturities of these notes vary and are more fully detailed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources." We try to structure our securitization funding source by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase the receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes and by also having excess capacity if one particular series of notes is not renewed at its maturity date. One of the reasons we have slowed our growth plans for 2002 is because we do not have any assurance that when any series of notes mature, they will be renewed on terms that are favorable to us, or at all. This is more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

        We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts which are QSPEs. We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between us and the trustees of the trusts. The investors do not have any recourse against us for the cardholders' failure to pay their credit card balances; however, most of our retained interests that we hold in the trust are subordinate to the investors' interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders' failure to pay before the investors would have to absorb these losses.

        Our securitization documents require us, as servicer of the receivables, to covenant that we will maintain an acceptable ratio of tangible net worth to total managed loans or that we will not default in the payment of material indebtedness or reduce the periodic finance charges assessed on the receivables below agreed upon levels. We have also agreed to service the receivables in accordance with our servicing policies and procedures. In addition to the above, there are events described in our agreements that may trigger an early redemption, which would cause all collections on the receivables to go to the investors to pay the principal on the notes. This would delay any cash being paid to us with respect to our seller's interests until the notes were paid in full. These events include our failure as servicer to remit the collections that we receive from cardholders to the appropriate securitization accounts within the required time frames, our failure to provide reports regarding the activity in the accounts within required time frames, or a breach of our representations and warranties. These events also include financial performance measures on the underlying receivables. As servicer of the accounts, we do not covenant or make any representation or warranty regarding the collectibility of the receivables in the accounts.

        Our securitization documents require us, as the seller of the receivables, to make representations and warranties relating to the validity and the enforceability of the agreements pursuant to which the receivables were created. We also make other standard representations and warranties including our ability to enter into the agreements and the accuracy of the information provided by us to investors. If we breach any of these representations, we may not be able to sell additional receivables into our securitization structures and we may cause an early redemption event. As seller of the receivables, we do not make any representation or warranty regarding the collectibility of the receivables in the accounts.

        We have not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables has not caused an early redemption event in any of our securitizations.

        In our securitization structure associated with the portfolios we purchased in 1998, each month a percentage of the excess cash collected from the cardholders is paid to the investors to decrease their remaining invested amount. This excess cash totaled $13.0 million for the year ended December 31, 2001, and $15.6 million for the year ended December 31, 2000. Under the terms of the securitization, the investors are paid with the percentage of the cash collected less servicing fees that we receive to service the accounts and less collections used to fund new purchases. The percentage has varied each month and has ranged from 0% to 75% and is determined by a contractual formula. Since the inception of the structure, a percentage of the cashflows has been used to pay down the amounts outstanding. This percentage is anticipated to increase to 100% during the first quarter of 2002 and each quarter thereafter. The structure was negotiated in this manner with the investors since the portfolio was decreasing very rapidly as most of the accounts were making payments in excess of purchases at the time we acquired the portfolio and no new accounts were being added to the portfolio. As of December 31, 2001, the total due to the investors in our securitization structure associated with the portfolios that were purchased in 1998 was approximately $96.2 million and the retained interest was $19.1 million. As of December 31, 2000, the total due to the investors in our securitization structure associated with the portfolios that were purchased in 1998 was approximately $141.3 million and the retained interest was $18.4 million. Once the investors are repaid, all cash collected on any remaining receivables is payable to us.

Results of Operations

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Net income for the year ended December 31, 2001 was $2.9 million, or $0.06 per diluted share, a decrease of $79.5 million from net income of $82.4 million for the year ended December 31, 2000. The decrease was due to a loss on the sale of two retained interests during our fourth quarter of 2001 of $9.6 million and a reduction in the fair market value of our retained interests in the fourth quarter of $49.7 million. The decrease in our income was also due to the seasoning of the receivables underlying our securitizations, as the average growth rate during 2001 decreased as compared to 2000, resulting in a larger percentage of our receivables portfolio being more than 12 months old. While the receivables age through their peak charge-off period, as described below, they produce less income. Receivables generated in accounts that are new typically will have much lower charge offs over the next 12 to 15 months than receivables generated in accounts that are between one and two years old. Between one and two years is considered a peak charge-off period. Receivables generated in accounts greater than two years typically have reduced charge off rates.

        During 2001, as in prior years, we securitized all of our receivables; however, our income for 2001 was dependent upon the performance of the receivables underlying the securitizations. During 2001, our managed receivables grew approximately 24% from $1.5 billion at December 31, 2000 to

$1.9 billion at December 31, 2001. This growth rate was substantially less than the growth rate we experienced during 2000 of approximately 70%.

        Our receivables growth rate decreased from 2000 to 2001 because we added fewer accounts. During 2001, our charge off rate increased and our net interest margins decreased because a larger percentage of the accounts were more than 12 months old. When credit card receivables are first originated, they tend to have artificially low charge off rates in their first twelve months. The charge off rate then dramatically increases during year two and then moderates in year three and beyond. We have seen this trend in the performance of our receivables and believe that it is typical in other credit card portfolios in the industry. We further describe the receivables portfolio in "Selected Credit Card Data" including further discussion of the asset quality of the receivables. As our income is dependent upon the performance of the receivables underlying our securitizations, we believe the reduction in our growth rate in receivables during 2001, as compared to 2000, resulted in a reduction in our income for 2001 as compared to 2000.

        During the fourth quarter, we sold approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million. Approximately $27.0 million of our retained interests sold were to a related party, which is more fully described in "Item 13. Relationships and Related Transactions." The $9.6 million difference is a loss on sale under the provisions of Statement No. 140 and is included in our securitization loss for 2001. We sold the retained interests to raise additional liquidity without selling additional common stock at what we believed was a low price. The retained interests were sold at a discount because the stated interest rates on the interests were less than the interest rate required by investors in the marketplace. The first retained interest that we sold at a discount had a stated interest rate of LIBOR +7.5%, while the investor required a total return of 22%. The second retained interest that we sold had a stated interest rate of 15%, while the investor required a total return of 35%. We believe the pricing was a function of the uncertainty in the economy resulting from a general economic slowdown and from events that took place on September 11, 2001. We also believe the pricing was a function of uncertainty in the liquidity markets and issues surrounding other credit card issuers such as NextCard and Providian, both of which were having financial difficulties at the time we accessed the capital markets. The investor that required the 35% return also purchased Series A Preferred Stock from us. Prior to the fourth quarter of 2001, we did not sell any retained interests in credit card receivables securitized at a discount to face value.

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

        The fair market value of our retained interests in credit card receivables securitized decreased at December 31, 2001 due primarily to a substantial increase in the market interest rate (or discount rate) used to discount the associated cash flows and an increase in the charge off rate used in valuing our retained interests. The discount rate increased to 34.9% at December 31, 2001 from 16.7% at December 31, 2000 and the charge off rate increased to 16.7% at December 31, 2001 from 10.9% at December 31, 2000. The increase in the market interest rate reflects the interest rate implicit in sales of retained interests that occurred during the fourth quarter of 2001. We sold a retained interest in November 2001 with a total return to the investor of 22% and a retained interest in December 2001 with a total return to the investor of 35%.

        The largest component of our income is derived from profit generated from the managed receivables underlying our securitizations. The components of our income that the managed receivables impact are securitization income, income from retained interests in credit card receivables securitized, servicing income, other credit card fees and interchange fees. These items are more fully discussed below in this MD&A. Growth in managed receivables cannot be predicted with certainty, but, in general, is a product of (1) the growth in the number of accounts, and (2) the amount of usage—balances—on accounts. Overall, our managed receivables grew from $0.9 billion in 1999 to $1.5 billion in 2000 (a 67% growth rate) to $1.9 billion in 2001 (a 27% growth rate). At the same time, the number of accounts grew from 1.18 million in 1999 to 2.18 million in 2000 (84.4%) to 2.19 million in 2001 (0.3%). During the third quarter of 2001, we closed 182,000 inactive accounts which reduced our ending accounts at year end 2001.

        Growth in the number of accounts is a product of several factors, primarily the level of our marketing efforts, our competition and the general economy. Our marketing and solicitation expenses increased from $33.2 million in 1999 to $59.5 million in 2000, and declined to $29.9 million in 2001. We decreased our marketing in 2001 because we believed that (1) the profitability of the accounts that we could add given the economic circumstances of late 2001 did not justify the marketing expense, and (2) we had limited access to liquidity and we did not want our portfolio to grow beyond what we could fund.

        During 2001, our competition also was active. We face intense competition, and we believe that the drop in the usage of our credit cards during 2000 and 2001 was due in part to increased competition from other credit card companies during the same period, including Metris, Providian, NextCard and Capital One. Although we cannot measure the impact of competitors to our business specifically, we believe that many of our competitors were offering lower fees during 2000 and 2001 for their credit card products and were possibly offering larger credit lines on their credit card products. We also believe that our competitors may have been offering teaser rates to induce cardholders to accept and use their products.

        During 2001, we believe that the average usage of accounts also declined due to both general economic and, particularly after September 11, broader uncertainty. A decrease in the usage of the accounts directly impacts the amount of outstanding receivables.

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased to $148.9 million for the year ended December 31, 2001 from $109.2 million for the year ended December 31, 2000. This increase is due primarily to the increase in other credit card fees. Our interchange income and our income from ancillary products did not materially change from 2000.

        Our managed loans grew by approximately 24% during 2001 as compared to 2000. The growth resulted from us adding over 600,000 new accounts during 2001. Each cardholder is assessed fees on their account based on the terms of their cardholder agreement and on their payment performance on the account. Other credit card fees include over-limit, annual membership, cash advance, insufficient funds, maintenance and other miscellaneous fees. The revenue associated with these fees increased as a result of the growth of our managed loans.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

        Net income for the year ended December 31, 2000 was $82.4 million, or $1.79 per diluted share, an increase of $18.3 million over net income of $64.1 million for the year ended December 31, 1999. The increase in our income was due primarily to the substantial growth of the receivables in 2000.

        During 2000, we securitized all of our receivables. However, our income for 2000 was dependent upon the performance of the receivables underlying the securitizations. During 2000, our managed receivables grew approximately 70% from $0.9 billion at December 31, 1999 to $1.5 billion at December 31, 2000.

        In 2000, we increased our marketing costs by 70%, which resulted in over 990,000 net new accounts. As our portfolio seasoned, our net interest margins decreased during 2000 as a larger percentage of the accounts were more than 12 months old. We further describe the receivables portfolio in "Selected Credit Card Data" including a further discussion of the asset quality of the receivables.

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

        Other operating expenses increased to $117.9 million for the year ended December 31, 2000 from $60.4 million for the year ended December 31, 1999. Our managed receivables increased approximately 70% and our number of managed accounts increased approximately 84%. A large portion of our operating expense is a function of the number of accounts and thus this expense significantly increased during 2000. These expenses include the cost of collectors, customer service representatives, sending cardholders monthly statements and other direct servicing functions. Additionally, we incurred $59.5 million in marketing and solicitation expenses while adding 1.4 million new accounts.

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

        Net securitization income (loss) is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller's Interest) and retain rights to receive cash in the future (the I/O strip). Net securitization loss for the year ended December 31, 2001 was $8.4 million, compared to net securitization income of $11.8 million for the year ended December 31, 2000 and $12.5 million of securitization income for the year ended December 31, 1999. The securitization loss in 2001 as compared to securitization income in 2000 is due primarily to sales of retained interests at a loss during the fourth quarter of 2001. During the fourth quarter, we sold approximately $36.3 million of our retained interest in credit card receivables securitized for net proceeds of approximately $26.7 million. The $9.6 million difference is a loss under Statement No. 140 and is included in our securitization loss for 2001. Prior to the fourth quarter 2001, we did not sell any retained interests in credit card receivables securitized at a discount to face value. Net securitization income decreased slightly in 2000 compared to 1999 due primarily to an increase in the charge off rate of the portfolio. Approximately $27.0 million of our retained interests sold were to a related party, which is more fully described in "Item 13. Relationships and Related Transactions."

        As a result of the fourth quarter transactions, we increased our discount rate used to value our retained interest. The increase in the discount rate during the fourth quarter of 2001 to 34.9% compared to the 14.2% discount rate used during the third quarter of 2001 resulted in a decrease during the fourth quarter in the value of the interest-only strip of approximately $7.5 million. We increased the discount rate during the fourth quarter because we closed two transactions during the fourth quarter and the rate of return the investor received on the transaction closest to year-end was approximately 35%. The fourth quarter transactions were the first time we sold any of our retained interests at a discount. We also believe the significant increase in the total return required from investors during the fourth quarter of 2001, as compared to the second and third quarters of 2001, was a function of several different factors, including a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. The increase in the discount rate used to value the interest-only strip did not affect the discount rate used to value the servicing liability because the transactions did not affect the servicing discount rate. The discount rate for the servicing liability is what we believe is reflective of what market participants would use for servicing valuation. Had we increased the discount rate of the servicing liability, it would have decreased the servicing liability and thus increased our income. See below for the assumptions used to value the interest-only strip and servicing liability.

        Income from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115. Income from retained interests in credit card receivables securitized for the year ended December 31, 2001 was $11.3 million, compared to $113.9 million for the year ended December 31, 2000 and $88.8 million for the year ended December 31, 1999. The significant decrease in our income from retained interests in credit card receivables securitized is due to a decrease in the fair value of the retained interests at December 31, 2001. This decrease attributable to the change in the fair value was approximately $49.7 million and is due primarily to the increase in our discount rate from 16.7% at December 31, 2000 to 34.9% at December 31, 2001. The increase in the discount rate reflects the interest rate implicit in sales of retained interests that occurred during the fourth quarter of 2001. Additionally, the change in fair value was also due to the increase in the estimated expected credit loss rate from 10.9% at December 31, 2000 to 16.7% at December 31, 2001. Substantially all of our cardholders as of December 31, 2000, and December 31, 2001, are considered "subprime" according to the guidance provided by the agencies that regulate the banking industry. This reflects the fact that, as a whole, the accounts underlying our securitizations generally experience higher losses than prime accounts. We factor these higher expected losses into our projected loss assumptions which are used to value our retained interests under Statement No. 140. See Note 4 (Securitizations) to our consolidated financial statements. See below for the other key assumptions used to value our retained interest. The increase in the charge off assumption is due primarily to the seasoning of the portfolio and general economic conditions. The remainder of the decrease in income from retained interests in credit card receivables securitized is due to an increase in charges offs, offset in part by an increase in APR and Late Fees.

        The fair value of our retained interests in credit card receivables securitized is estimated by discounting the expected future cash flows from the receivables that have been securitized at rates which we believe are consistent with those that would be used by an independent third party. These rates have historically been reflective of (i) average rates disclosed by our peers and (ii) average rates we have reviewed from transactions where the total interest rate to the investor has been disclosed. We also sold two retained interests during the fourth quarter of 2001. The sale in November 2001 provided a total return of 22% and the December 2001 sale provided a total return of 35%. The increase in our residual cash flows discount rate is reflective of the higher rate of return of the transaction that we closed in December 2001. Because quoted market prices are generally not available, the fair value is based on the estimated present value of future cash flows using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows:

	At December 31,
	2001	2000	1999
Payment rate (monthly)	8.0%	8.8%	7.9%
Expected credit loss rate (annualized)	16.7	10.9	11.0
Residual cash flows discount rate	34.9	16.7	18.7
Servicing liability discount rate	14.0	16.7	18.7

        The change in the weighted average assumption for the residual cash flow discount rate as of December 31, 2001 from December 31, 2000 is reflective of the higher implicit return on the sale of the retained interests that occurred in December 2001. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The discount rate decreased from December 31, 1999, to December 31, 2000, due to the change in the mix of our originated and purchased receivables as described above. In addition, we increased the discount rate as of December 31, 2001 compared to December 31, 2000 because we closed two transactions during the fourth quarter and the rate of return the investor received on the transaction closest to year-end was approximately 35%. When we initially record a securitization transaction, and each quarter thereafter, we compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate over the expected life of the receivables. The life of credit card receivables is typically very short as compared to other asset types and is typically only 12 to 15 months. The life of the account relationship however is typically much longer and can span many years. Receivables generated in accounts that are new typically will have much lower charge offs over the next 12 to 15 months than receivables generated in accounts that are between one and two years old. Between one and two years is considered a peak charge-off period. Receivables generated in accounts greater than two years typically have reduced charge off rates. Our loss assumptions reflect the expected losses over the life of the receivables, based in part on the age of the account for which they were generated, and our assumptions reflect known trends. The increase in the expected credit loss rate is due primarily to the seasoning of the portfolio. During 2001, we had significantly less growth than we had during 2000. This resulted in more of our receivables being greater than twelve months old. When credit card receivables are first originated, they tend to have an artificially low charge off rate in their first twelve months. The charge off rate then sharply increases during year two and then moderates in year three and beyond. We have seen this trend in the performance of our receivables and believe that it is typical in other credit card portfolios in the industry. The changes in the weighted average assumptions as of December 31, 2000 from December 31, 1999 are due primarily to the change in the mix of our originated and purchased receivables. The receivables we originated have historically performed better than the purchased portfolio. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The returns to the investors in the securitizations are based on management's estimates.

        We securitize all of our receivables each day by selling the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The receivables that are sold through securitizations are removed from our balance sheet for financial reporting purposes. When we sell the receivables we receive cash proceeds and a retained interest in the receivables. Our seller's interests are subordinate to the other investors. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization payments.

        The following table summarizes our securitization activity for the periods presented:

	2001	2000	1999	1998	1997
	(In thousands)
Securitization Activity:
Gross amounts of receivables securitized at year end (total managed loans)	$1,891,842	$1,528,372	$898,691	$503,985	$27,899
Principal securitized	1,711,755	1,416,009	871,116	131,027	25,500
Total outstanding amounts securitized	1,524,000	1,229,000	724,000	95,323	10,210
Over-collateralization	187,755	187,009	147,116	35,704	15,290
Proceeds from securitizations	344,784	591,946	448,230	402,272	12,650
Excess cash flows received on retained interests	202,350	155,000	92,804	36,667	995
Pretax securitization income (loss)	(8,400)	11,778	12,470	13,596	628
Income from retained interests in credit card receivables securitized	11,328	113,944	88,800	25,483	—
I/O strip	84,390	52,249	28,557	5,725	882
Servicing liability	(38,123)	(21,807)	(11,397)	(2,455)	(339)

Net I/O strip	46,267	30,442	17,160	3,270	543

        The Gross amounts of receivables securitized at year end has increased year by year as we have grown our business. The principal portion securitized has increased accordingly as have our total outstandings of our securitizations. Prior to 2001, we had seen a steady decrease in the amount of over-collateralization required by our investors in our securitizations as a percentage of the total principal securitized. This decrease was due in part to the seasoning of the portfolio and the fact that we continue to have longer periods of historical data that the investors in the securitizations can review in order to determine the amount of over-collaterization they require. The percentage decreased from 2000 to 2001 due to the two sales of our retained interests that occurred during the fourth quarter of 2001. The proceeds from securitizations are the result of purchases of receivables by third party investors. These proceeds fluctuate based on the growth of the principal portion of the receivables. The proceeds from securitization increased from 1999 to 2000 due to the increase in managed loans and then decreased during 2001 as our growth slowed and we did not securitize the volume of receivables that we did during 2000. The excess cash flows received on our retained interests are a function of the size and average age of the managed portfolio. Our pretax securitization income (loss) is gain or loss recognized when the receivables are securitized. This amount remained fairly constant from 1999 to 2000 and decreased from 2000 to 2001 due to the loss associated with the sale of two pieces of our retained interest in the fourth quarter of 2001 and the lower volume of receivables securitized during the period. See "Item 6. Selected Financial Data-Selected Quarterly Financial Data" for more information concerning these transactions. Our interest-only strip is the present value of the projected excess cash flows we expect to receive on the securitized receivables. These cash flows are dependent upon the size and performance of the gross amount of receivables securitized. Our interest-only strip increased from 1999 to 2000 and from 2000 to 2001 as the aggregate amount of receivables securitized increased.

        The Company initially records a servicing liability with respect to a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at estimated fair market value with changes in fair value included in income. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 4. The servicing liability is netted against the value of the I/O strip and included in Retained interests in credit card receivables securitized on our Balance Sheet. These servicing costs are also a function of the gross amount of receivables securitized and increased during 2000 and 2001 as the receivables increased.

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

        Our net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of our rights to future income from the portfolio. The servicing liability is recorded because the compensation for servicing certain portfolios is not expected to adequately compensate us for the costs of servicing certain portfolios. The change in the servicing liability is included in income from retained interests in credit card receivables securitized. The increase in our retained interests from 2000 to 2001 and from 1999 to 2000 is a function of the increase in the total receivables securitized at the end of each of the stated years.

Other Operating Income

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Gross servicing income	$6,018	$7,705	$8,893
Other credit card fees	89,553	53,165	19,506
Interchange fees	22,780	19,880	9,202
Ancillary products	30,592	28,497	17,731

Total other operating income	$148,943	$109,247	$55,332

        The increase in other operating income to $148.9 million for the year ended December 31, 2001 from $109.2 million for the year ended December 31, 2000 relates to the increase in our managed receivables, which increased to $1.9 billion at December 31, 2001 from $1.5 billion at December 31, 2000. A substantial portion of the servicing income relates to the portfolios purchased in 1998. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees increased to $89.6 million from $53.2 million due to annual, late, over-limit and cash advance fees. The increase in these fees was primarily due to the increase in our managed receivables noted above and not due to any significant change in the type or composition of the fees that are charged on the credit card accounts. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Interchange fees grew to $22.8 million from $19.9 million due to an increase in the purchase volume on our managed receivables. Ancillary product revenue increased to $30.6 million from $28.5 million due to more customers purchasing our products. During 2001, we added several fee-based products; we developed and implemented several new fee-based response models; and we continued to enhance our marketing reach by refining our internet promotions, increasing promotions offered to our card holders on their monthly account statements, and refining our most significant cross selling promotions. These efforts increased our ancillary product income during 2001. Substantially all of our ancillary product income for the past three years consist of commissions paid directly to us from vendors whose products we market.

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

        The increase in other operating income to $109.2 million for the year ended December 31, 2000 from $55.3 million for the year ended December 31, 1999 is due to the increase in our managed receivables, which grew to $898.7 million at December 31, 1999 from $504 million at December 31, 1998 and the number of accounts, which grew to 2.2 million as of December 31, 2000 from 1.2 million at December 31, 1999. Strong growth in new customers, an increase in the number of customers purchasing our fee-based products and an increase in credit card fees, such as annual, membership, late, over-limit and cash advance fees resulted in the increase in other operating income.

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

        Other expenses include depreciation, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. Expenses in this category other than fraud increased incrementally as we added infrastructure to support the growth in managed receivables. Our fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use and the total expense has been less than 0.15% of the average managed receivables for any year.

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

        Our net interest margins are influenced by a number of factors, including the level of finance charges and late fees billed, the weighted average cost of funds and the level of our finance charge offs. Our net interest margin for the three months ended December 31, 2001 was 19.0% as compared to 21.5% for the three months ended September 30, 2001. The decrease in our net interest margin is due to a decrease in the finance charge and late fee income billed to our cardholders, the waiver of late fees associated with delayed mail due to the events which occurred on September 11, 2001 and an increase in the finance charge charge-offs on the portfolio. These decreases were slightly offset by a reduction in the average cost of funds of the portfolio.

        During 1998, we purchased two portfolios of credit card receivables with outstanding receivables balances at the time of purchase of $579.7 million. The presented credit card data excludes some of these receivables and the related accounts which at the time of purchase were closed accounts in a late delinquency status. Management believed that these accounts were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. As a result, management believed that it would have had very little opportunity to influence the delinquency or default rates of these accounts prior to charge off. We therefore excluded these accounts, the receivables and any activity in the accounts since the date of purchase from any credit card data presented. At the time of the purchases, there were approximately 52,000 such accounts, representing 25.9% of the accounts purchased and $137.2 million of the $579.7 million outstanding receivables purchased.

        We purchased these accounts and the receivables as part of the entire portfolio purchase as the seller desired to sell everything up to but not including charged off accounts and related receivables. We did not ascribe any value to these receivables because they were so close to charge off, which is why we have excluded them from our selected credit card data. We received the same representations and warranties from the sellers on these receivables that we received on the entire portfolio; however, the seller did not provide any representations or warranties as to the ability or willingness of the cardholders to pay their accounts. We do not have any recourse to the seller in the event the cardholders simply do not pay on the accounts that we acquired.

        The portfolios acquired during 1998 were purchased at substantial discounts. The total discount was approximately $284.5 million, of which $137.2 million of the discount was described above. An additional $87.5 million of the discount related to the credit quality of the remaining receivables and was calculated as the difference between the face amount of the receivables purchased, less the $137.2 million in receivables described above, and the expected future cash flows that management estimated would be collected. The balance of the discount of approximately $59.8 million is not needed for credit quality of the purchased loans. This $59.8 million is referred to as the accretable yield. The accretable yield is being amortized, using the interest method, as additional interest over the life of the portfolio for purposes of reporting our Selected Credit Card Data. As of December 31, 2001, approximately $7.5 million of the accretable yield remained.

        Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of our customer's credit risks. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. We expect our net interest margin to continue to decrease during the first half of 2002 due primarily to expected increases in finance charge offs during the first half of the year. The increase in finance charge offs is based on the current economic environment as well as the expected seasoning of the credit card accounts. We believe that our net interest margin may also decline in 2002 if the finance charges and late fees billed on our portfolio continue to decline, or if our weighted average cost of funds increases. We expect to mitigate part of the expected decline in our net interest margin by actively repricing some accounts as part of our underwriting process mentioned above.

        Our operating ratio includes all costs of operating our business, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of loan growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, our internet technology and our database management system. The operating ratio increased in 2001 as compared to 2000. During 2001, we continued to build our internal infrastructure to accommodate anticipated growth in our receivables. Our actual growth in receivables was much lower than we anticipated. The expenses incurred were therefore a larger percentage as stated as a percentage of average managed loans. We expect our operating ratio to decline in 2002 as we implement cost cutting initiatives.

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

        The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis, by year from inception.

	Year Ended December 31,
	2001	2000	1999	1998	1997
Total
Loans delinquent:
30 to 59 days	$86,501	$59,138	$29,700	$27,819	$678
60 to 89 days	62,975	47,118	20,572	14,249	446
90 or more	147,407	98,568	37,061	28,964	1,021

Total 30 or more	$296,883	$204,824	$87,333	$71,032	$2,145
Total 60 or more	$210,382	$145,686	$57,633	$43,213	$1,467
Loans delinquent as % of period-end loans:
30 to 59 days	4.6%	3.9%	3.3%	5.5%	2.4%
60 to 89 days	3.3	3.1	2.3	2.8	1.6
90 or more	7.8	6.4	4.1	5.8	3.7

Total 30 or more	15.7%	13.4%	9.7%	14.1%	7.7%
Total 60 or more	11.1%	9.5%	6.4%	8.6%	5.3%

        The following table separately reports our loan delinquency trends for our originated portfolio and for the portfolios we purchased in 1998:

	At or for the Three Months Ended
	2001				2000
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(% of Total)
Originated Portfolio
Loans Delinquent:
30 to 59 days	4.5%	3.9%	4.1%	3.8%	3.5%	3.6%	3.3%	2.7%
60 to 89 days	3.4	3.1	3.3	2.6	3.0	2.7	2.3	2.1
90 or more	7.9	7.9	7.3	6.7	6.4	6.0	4.8	4.0

Total 30 or more	15.8%	14.9%	14.7%	13.1%	12.9%	12.3%	10.4%	8.8%
Total 60 or more	11.3%	11.0%	10.6%	9.3%	9.4%	8.7%	7.1%	6.1%
Purchased Portfolio
Loans Delinquent:
30 to 59 days	5.9%	4.4%	5.0%	5.7%	6.7%	5.4%	4.3%	4.4%
60 to 89 days	3.0	2.7	3.8	3.5	4.1	3.6	2.8	3.4
90 or more	5.5	6.4	7.4	7.4	7.1	5.7	5.5	6.4

Total 30 or more	14.4%	13.5%	16.2%	16.6%	17.9%	14.7%	12.6%	14.2%
Total 60 or more	8.5%	9.1%	11.2%	10.9%	11.2%	9.3%	8.3%	9.8%

        In general, as the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected to first be artificially low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio. Our delinquency rates have increased due primarily to the seasoning of significant growth in new receivables that occurred during 2000 and 1999 and the general economic conditions that prevailed during 2001. We believe our delinquency rates have been impacted by the worsening economy; however, it would be speculative to quantify.

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

        At December 31, 2001, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At December 31, 2001, our securitizations had $1.5 billion in variable rate, interest-bearing liabilities, payable to investors compared to $1.2 billion as of December 31, 2000. Since both our managed interest- earning assets and our managed interest-bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

  •
  Some of the investors in our preferred stock are deemed to be our affiliates. Prior to the sale of the retained interests and preferred stock, our board of directors appointed a committee consisting solely of independent directors to review, negotiate to the extent they deemed advisable and, if they deemed appropriate, approve these transactions with the persons affiliated with us. The committee, in turn, retained independent legal counsel to review the transactions and advise the committee. The committee unanimously recommended to the Board of Directors that the transactions be approved. Likewise, each non-interested board member voted to approve the transactions.

  •
  As of December 31, 2001, we had total securitization facilities of $2.0 billion and had used approximately $1.5 billion of these facilities. These facilities include the outstanding amounts on two floating rate three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000. Repayment for each securitization facility begins on its maturity date. Once repayment begins and until the facility is paid, cash may be accumulated within the trust and not paid to us to provide for the repayment of such facility. This is the case with our term securitizations, in which cash may be accumulated as early as one year prior to the scheduled maturity date, or, as is the case with our one year securitizations, cash may be used to pay down the facilities beginning on the facilities maturity date. We have noted those facilities below.

Maturity Date	Facility Limit
(in millions)
April 2002	$221.2
May 2002	200.0
October 2002	306.0
March 2003(1)	250.0
September 2003(2)	627.4
July 2004(3)	441.5

$2,046.1

  (1)
  Included in this maturity balance is $96.2 million relating to the facility associated with our portfolios that we purchased during 1998. Under the terms of the securitization, the investors are paid each month with a percentage of the cash collected from cardholders over the servicing fees that we receive to service the accounts and credit balance refunds. Beginning in April 2002, 100% of the excess cash is being paid to the investors. Once the investors are repaid, all cash collected on any remaining receivables is payable to us. The excess cash remitted to investors totaled $13.0 million for the year ending December 31, 2001, and $15.6 million for the year ending December 31, 2000.

  (2)
  Subsequent to December 31, 2001, this facility was renewed from March 2002 to March 2003.

  (3)
  Represents the expected principal payment date; however, collections on the receivables could be accumulated for the benefit of this facility and not available to us to fund new purchases as early as September 2002.

  (4)
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

        During the fourth quarter of 2001, we needed additional liquidity to fund our operations, potentially pay off our revolving credit facility if it was not renewed in January 2002, and to fund the growth in our retained interests in our securitizations. As previously noted, we sold $40.0 million of preferred stock and we also sold approximately $36.3 million of our retained interest in our securitizations at a substantial discount. We utilized our revolving credit facility to fund the portion of our receivables growth that could not be funded through securitization. We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to be prepared for adverse changes in the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, or the issuance of debt or equity. We expect to explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to adverse changes in the securitization marketplace.

        Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. With the exception of the three-year securitizations that we completed in July 2001 and August 2000, most are one-year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annual yield or a decline in the payment rate, and in each case, below set rates, or an increase in delinquencies or charge offs above set rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. These events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to accumulate cash flows to repay the investors and we are unable to obtain additional sources of liquidity such as other securitization facilities, other debt or we are unable to issue additional equity, we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash. Under each of our securitization structures, there has not been an early amortization period. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the information under the caption

"Management's Discussion and Analysis of Financial Condition and Operations—Credit Card Securitizations."

        Our most significant uses of cash are marketing expenses, operating expenses and the purchase of the credit card receivables that arise in the accounts that we issue through our relationship with Columbus Bank & Trust. We raise cash by selling the credit card receivables into our securitization programs. When we sell the receivables we receive cash and a seller's interest (a portion of which is regularly referred to as a "retained interest"). Since the amount of cash that we receive is less than the face amount of the receivables, this seller's interest is a use of cash for us. The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts. This cash is allocated by the securitization agreements to pay for servicing the receivables, to pay interest on the investor's notes, to cover charge offs, and to repay any portion of the investor's notes that are due. Any excess cash after the above allocations is remitted to us.

        During periods of rapid receivables growth, the cash that we raise from selling the credit card receivables and from our interests in the trust is not by itself enough to cover our uses of cash. During periods of decline in the receivables, there typically would be enough cash flow to cover our costs and we would generate excess cash flow (depending on the performance of the underlying receivables). To fund our use of cash associated with our significant growth during 1999, 2000 and 2001, we used the proceeds from our initial public offering and our follow-on offering. During the fourth quarter of 2001, we used a portion of our revolving credit facility, and we also raised additional cash by selling the retained interests and the preferred stock that we described above.

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

        Non-Consolidation of Qualifying Special Purpose Entities.    As described above, we securitize all of our credit card receivables. In general these securitizations involve the sale of credit card receivables by CompuCredit to "qualified special purpose entities" ("QSPE") and to multi-seller commercial paper conduits administered by national banking institutions. QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140, governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—i.e., it is required to "consolidate" those assets and liabilities and any related transactions—and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

        We have reviewed the criteria provided in Statement No. 140 and believe that we have surrendered control with respect to the receivables. Statement No. 140 states that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met:

          1.    The transferred assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors.

          2.    Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.

          3.    The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

        We believe control has been surrendered with regard to receivables that we have sold within our securitizations, including our commercial paper conduits, and therefore the transferred assets are treated as sales under Statement No. 140.

        Since the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control, and as such not qualify as a sale. In that event, the credit card receivables that we have transferred to QSPEs (approximately $1.9 billion) would be treated as assets on our financial statements, the securities issued (proceeds raised totaling approximately $1.5 billion) would be treated as liabilities on our balance sheet (as secured borrowings), and no gain or loss would be recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it should not materially impact our cash flow.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

        Information setting forth the security ownership of beneficial owners and management appearing under the caption "Security Ownership of Beneficial Owners and Management" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding related transactions appearing under the caption "Related Party Transactions" in CompuCredit's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report.

(a)
1.    Financial Statements
  2.
  Financial Statement Schedules

          None.

  3.
  Exhibits

Exhibit Number		Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1		Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 27, 1998, Form S-1, exhibit 3.1
3.1	(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)
3.1	(b)	Articles of Amendment creating Series A Preferred Stock and Series B Preferred Stock	December 28, 2001, Form 8-K, exhibit 3.3
3.2		Second Amended and Restated Bylaws of CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1		Form of certificate representing shares of the Registrant's common stock.	August 27, 1998, Form S-1, exhibit 4.1
10.1
		Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and Richard R. House, Jr.	August 27, 1998, Form S-1, exhibit 10.1
10.2	†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2	(a)†	CompuCredit Corporation's 2000 Stock Option Plan	March 30, 2001, Form DEF 14A, Appendix A

10.3	†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3
10.4	†	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5	†	Employment Agreement between CompuCredit Corporation and Ashley L. Johnson.	March 30, 2001, Form 10-K, exhibit 10.3(b)
10.6	†	Employment Agreement between CompuCredit Corporation and David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.7	†	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.8		Asset purchase agreement, dated as of May 11, 2001 by and among CompuCredit Corporation, VSx, Corporation and James A. Eckstein.	Previously filed
10.8	(a)	Agreement, dated as of May 11, 2001, by and among CompuCredit Corporation, Visionary Systems, Inc. and James A. Eckstein.	Previously filed
10.9	*	Affinity Card Agreement, dated as of January 6, 1997, between Columbus Bank and Trust Company and CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.1
10.9	(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.2
10.9	(b)
		Amendment to Affinity Card Agreement, dated as of August 1, 1998, by and among Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.3
10.9	(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.4
10.9	(d)
		Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.5
10.9	(e)	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.	March 30, 2001, Form 10-K, exhibit 10.5.6

10.9	(f)	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	March 30, 2001, Form 10-K, exhibit 10.5.7
10.10		Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.10	(a)	First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 10.1(a)
10.10	(b)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11
		Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	September 30, 2000, Form 10-Q, exhibit 10.2
10.11	(a)
		First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.11	(b)
		Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.12
		Master Indenture, dated as of December 28, 2000, among CompuCredit Credit Card Master Note Business Trust II, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	March 30, 2001, Form 10-K, exhibit 10.9
10.12	(a)	Form of Indenture Supplement to the Master Indenture, dated as of December 28, 2000	March 30, 2001, Form 10-K, exhibit 10.10
10.13
		Transfer and Servicing Agreement, dated as of October 20, 2000, among CompuCredit Funding Corp. II, as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust II, as Issuer, and The Bank of New York, as Indenture Trustee.	March 30, 2001, Form 10-K, exhibit 10.11

10.14	Securities Purchase Agreement (J.P. Morgan Corsair II Capital Partners, L.P., J.P. Morgan Capital, L.P., Winding Creek, L.P. and Paladin Capital Partners Fund, L.P.) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.12
10.15	Securities Purchase Agreement (Rainbow Trust One and Rainbow Trust Two) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.13
10.16	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP.	Filed herewith

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
December 31, 2001 and 2000

1. Organization and Basis of Presentation

        The consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, "the Company"). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a specialized segment of the consumer credit market. CompuCredit markets unsecured general purpose credit cards through direct mail, telemarketing, television and on the internet. All significant intercompany balances and transactions have been eliminated for financial reporting purposes. The Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose credit cards, and the Company purchases the receivables relating to such accounts. The Company also markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance.

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

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. "See Recently Issued Accounting Standards." These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability with respect to a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair market value with changes in fair value included in income. The change in the fair value is included as a component of our income from retained interests in credit card receivables securitized with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 4. The servicing liability is netted against the value of the I/O strip and included in Retained interests in credit card receivables securitized on our Balance Sheet. In accordance with Statement No. 140, the Company does not consolidate any of the QSPEs in their securitizations.

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

Deferred Costs

        The principal components of deferred costs include certain costs paid to third parties related to its credit card receivables securitizations and direct loan origination costs. Deferred securitization costs include legal fees and fees incurred for services provided for establishing securitization facilities that have ongoing benefit to the Company, such as the master trust used for future securitizations, which result in ongoing securitization income to the Company. These capitalized securitization costs are amortized over the estimated life of the securitization, which is one to three years. Under Statement of Financial Accounting Standards No. 91, "Accounting for Non refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" and Emerging Issues Task Force 93-1, "Accounting for Individual Credit Card Acquisitions" direct loan origination costs are deferred and amortized against credit card fee income on a straight-line basis over the privilege period, which is typically a one-year period.

Software Development, Furniture, Fixtures, and Equipment

        The Company capitalizes certain costs related to internal development and implementation of software used in operating activities of the Company in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development, furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the assets, which is approximately 3 years for software and 5 years for furniture and fixtures, and the shorter of the estimated life or terms of the lease for leasehold improvements.

Servicing Income

        As of December 31, 2001, 2000, and 1999, respectively, the Company received servicing fees equal to either 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization structure. The Company either performs the servicing or contracts with third party service providers. Gross servicing revenue is recognized as income on a monthly basis during the same period in which the servicing is performed and is included as servicing income in the Company's Consolidated Statement of Operations.

Credit Card Fees

        Credit card fees include annual membership, overlimit, returned check, cash advance transaction fees and other fees. Annual fees are amortized into revenue on a straight-line basis over the privilege period, which is twelve months. These fees are assessed according to the terms of the related cardholder agreements and, except for annual fees, are recognized as revenue when charged to the cardholder's account. Accrued interest and late fees as well as the credit card portion of charged off loan balances are deducted from current income. As noted above in "Deferred Costs," direct loan origination costs are amortized against credit card fee income.

Ancillary Product Revenue

        The Company offers various fee-based products and services to its customers, including memberships, insurance products and subscription services. When the Company markets its own products, the fees are recorded as deferred revenue upon the customer's acceptance of the product and amortized on a straight-line basis over the life of the product (which ranges from one to twelve months), net of estimated cancellations. When the Company markets products for third parties, the revenue is recognized when earned which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., we have no further performance obligation), our commission is fixed, and collectibility is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue.

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

        On May 21, 2001, in connection with the Company's entry into a consulting agreement, we loaned the consultant $500,000 to purchase 39,526 shares of CompuCredit common stock.

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

4. Securitizations

        The Company securitizes a substantial portion of its Company issued credit card receivables through the CompuCredit Credit Card Master Note Business Trust and the CompuCredit Credit Card Master Note Business Trust II (collectively, the "Master Trust"). Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The Company also securitized two purchased portfolios, which were acquired in 1998, of credit card receivables through securitization structures with third party commercial paper conduits. Generally Accepted Accounting Principles require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

          1.    The transferred assets have been isolated from the transferor, and put presumptively beyond the reach of the transferor and its creditors.

          2.    Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.

          3.    The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

        The securitization transactions do not affect the relationship the Company has with its customers and the Company continues to service the credit card receivables. The Company either performs the servicing or contracts with third party service providers.

        The table below summarizes all of the Company's securitization activity:

	For the year ended December 31,
	2001	2000
	(In thousands)
Proceeds from securitizations	$344,784	$591,946
Excess cash flows received on retained interests	202,350	155,000
Pretax securitization income (loss)	(8,400)	11,778
Proceeds from collections reinvested in revolving-period securitizations	1,208,413	903,397
Gross proceeds from Servicing Fees	5,749	7,220

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        In the securitization structure associated with the Company's purchase portfolios, each month a percentage of the excess cash collected from the card holders is paid to the investors to decrease their remaining invested amount. This excess cash that the Company paid to the investors totaled $13.0 million and $15.6 million for the years ended December 31, 2001 and 2000, respectively. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

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

        The Company's net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of the Company's rights to future income from the portfolio. The servicing liability is recorded because the compensation for servicing certain portfolios is not expected to adequately compensate the Company for the costs of servicing certain portfolios. The change in the servicing liability is included in income from retained interests in credit card receivables securitized. The increase in the Company's retained interests from 2000 to 2001 and from 1999 to 2000 is a function of the increase in the total receivables securitized at the end of each of the stated years.

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

        The changes in the weighted average discount rate assumptions from December 31, 2000 to December 31, 2001 are reflective of the characteristics of the sales of retained interests that occurred during the fourth quarter of 2001. During the fourth quarter of 2001, the Company sold approximately $36.3 million of its retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million in two transactions. The $9.6 million difference is a loss on sale under the provision of Statement No. 140 and is included in our securitizations loss for 2001. As a result of these transactions, the Company increased its residual cash flow discount rate from 16.7% in December 31, 2000 to 34.9% in 2001. The increase in the residual discount cash flow discount rate approximates the Company's estimates of the interest rate implicit in these transactions and reflects the general economic environment during the fourth quarter of 2001. The increase in the expected credit loss rate is primarily due to the seasoning of the portfolio. In estimating the expected credit loss rate, the Company segments its our managed loans according to vintage pools (based on when the account was originated) and the risk profile of the various cardholders. Additionally, the Company considers delinquencies and evaluates the most recent quarters' activities, with additional consideration given to the last six months performance to estimate the influence of general economic and seasonal trends. The return to the investors in the securitizations is based on management's estimates of forward yield curves.

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

	December 31,
	2001	2000
	(In thousands)
Total managed principal balance	$1,711,755	$1,416,009
Total managed finance charge balance	180,087	112,273
Total managed loans	$1,891,842	$1,528,372

Loans delinquent—60 or more days	$210,382	$145,686
Net charge offs	$252,002	$132,137

5. Software, Furniture, Fixtures, and Equipment

        Software, furniture, fixtures and equipment consist of the following:

	December 31,
	2001	2000
	(In thousands)
Software	$28,922	$11,364
Furniture and fixtures	3,619	1,860
Data processing and telephone equipment	13,368	6,980
Leasehold improvements	4,821	577

Total cost	50,730	20,781
Less accumulated depreciation	(16,208)	(6,513)

Software, furniture, fixtures, and equipment, net	$34,522	$14,268

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

        CompuCredit, David Hanna, our Chief Executive Officer, and Brett Samsky, our Chief Financial Officer from our inception until January 2001, are defendants in a class action lawsuit pending in the Federal District Court for the Northern District of Georgia, Case No. 1:00-CV-2930-BBM. This lawsuit arose from the decline in the market value of our common stock on October 25, 2000, and alleges that prior to that date CompuCredit, Mr. Hanna and Mr. Samsky made false and misleading statements in violation of Federal securities laws. The lawsuit seeks compensatory monetary damages and legal fees. In July 2001, we filed a motion to dismiss the lawsuit. On February 19, 2002, the court granted our motion to dismiss, but allowed the plaintiffs to file a motion seeking leave to amend their complaint. On March 22, 2002, the plaintiffs filed a motion requesting additional time to amend their complaint. That motion is pending. We still maintain our position that we do not believe that this lawsuit has any merit, and we intend to continue to defend it vigorously. We do not believe that the lawsuit is reasonably likely to have a material adverse effect on our financial position, cashflows or results of operations. In addition, we could become involved in litigation from time to time relating to claims arising in the ordinary course of our business.

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

        Income tax expense in 2000 differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of the following permanent differences: option expense, the stub period for the purchase of Citadel Group, Inc., tax exempt interest and meals and entertainment. Income tax expense in 1999 differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of including temporary state income taxes, which were reversed in 2000, and permanent meals and entertainment differences.

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Taxes at statutory rate	$1,545	$43,454	$32,647
Increase (decrease) in income taxes resulting from:
Other differences, net	—	(1,673)	1,620

Total income tax expense	$1,545	$41,781	$34,267

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

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	December 31,
	2001	2000
	(In thousands)
Deferred tax liabilities:
Prepaid expenses	$(267)	$(1,647)
Cash advance fees	(5,184)	(4,358)
Software development costs	(5,654)	(2,310)
Deferred costs	(3,501)	(1,366)
Gain on securitization	(8,194)	(27,033)

Net deferred tax liability	$(22,800)	$(36,714)

10. Earnings Per Share

        The following table sets forth the computation of basic earnings per share:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Numerator:
Net income	$2,867	$82,374	$64,103
Preferred stock dividends	(144)	—	(582)

Income attributable to common shareholders	$2,723	$82,374	$63,521
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	46,542	45,886	39,363
Effect of dilutive stock options	79	184	76

Denominator for diluted earnings per share—adjusted weighted-average shares	46,621	46,070	39,439
Basic earnings per share	$0.06	$1.80	$1.61
Diluted earnings per share	$0.06	$1.79	$1.61

        The $40,000,000 preferred stock investment was convertible into 4,376,368 shares of common stock at $9.14 per share as of December 31, 2001. These shares are not included in the computation of diluted EPS for the year ended December 31, 2001, because including these shares would have been anti-dilutive.

11. Stock Options

        The Company has two Stock Option Plans, the 1998 Stock Option Plan ("1998 Plan") and the 2000 Stock Option Plan ("2000 Plan"). The 2000 Plan was approved by the Board of Directors in October 2000 and ratified by shareholders at the 2001 annual meeting. Under the 1998 and the 2000 Plans, the Company may grant shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. The vesting requirements for options granted by the Company are determined by management and range from immediate to 3 years. The majority of the options vest 33 1/3% in the 1st year, 33 1/3% in the 2nd year, and 33 1/3% in the 3rd year. The maximum number of shares of common stock that may be granted under the 1998 plan is 1,200,000 shares. A total of 1,058,101 options have been issued under the 1998 Option plan. The maximum number of shares of common stock that may be granted under the 2000 plan is 1,200,000 shares. A total of 828,650 options have been issued under the 2000 Option plan. The total number of options outstanding under both plans is 1,886,751. The 2000 Option plan was adopted by the Board of

Directors on October 11, 2000, was subject to approval by the shareholders and became effective on the date of its adoption. Information related to options outstanding under the Plans are as follows:

	For the year ended December 31,
	2001		2000		1999
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,320,260	$37.85	364,790	$15.48	60,724	$12.35
Granted	633,150	8.76	1,040,701	43.81	304,066	16.10
Exercised	—	—	(79,914)	14.68	—	—
Cancelled/Forfeited	(66,659)	28.08	(5,317)	17.76	—	—

Outstanding at end of year	1,886,751	$28.33	1,320,260	$37.85	364,790	$15.48

        The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Remaining Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00-$12.00	607,850	4.80	$8.60	103,365	$11.64
$12.00-$25.00	307,610	3.25	14.97	108,447	17.07
$25.01-$38.00	227,791	3.16	34.31	33,202	34.12
$38.01-$50.00	735,000	3.75	48.06	5,001	46.69
$50.01-$62.00	8,500	3.75	57.43	2,835	57.43

	1,886,751	3.94	$28.33	252,850	$18.13

        As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company did not recognize any compensation expense for stock-based employee compensation awards or independent board members compensation awards nor did the Company issue any options to non-employees who were not directors for the years ended December 31, 2001, 2000 and 1999.

        If the Company had recognized compensation expense in accordance with Statement 123, net income (loss) and net income (loss) per share would have been $(5,069,000) and $(0.11) per share basic and diluted, for the year ended December 31, 2001, $79,235,000 and $1.72 on a diluted basis or $1.73 per share on a basic basis, for the year ended December 31, 2000 and $63,728,000 and $1.60 per share basic and diluted, for the year ended December 31, 1999. Since adjusted compensation costs relate to all periods over which the grants vest, the initial impact on the Company's adjusted net income may not be representative of compensation costs in subsequent years, when the effect of the amortization of multiple awards would be reflected. The per share weighted average fair value of stock options granted during 2001 was $6.15, using the Black-Scholes option pricing model. The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions for 2001: Risk free interest rate—4.2%, expected life of the options—5.0 years, expected volatility—85% and expected dividends (as a percent of the fair value of the stock)—0%. The December 31, 1999 amounts have been restated to reflect the pooling of interests with Citadel Group Inc.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 24, 2003.

COMPUCREDIT CORPORATION
By:
/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, David G. Hanna, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of CompuCredit Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 24, 2003	/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer and Chairman of the Board

I, J. Paul Whitehead, certify that:

        1.    I have reviewed this annual report on Form 10-K/A of CompuCredit Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 24, 2003	/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III Chief Financial Officer

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
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
COMPUCREDIT CORPORATION INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity For the years ended December 31, 2001, 2000 and 1999
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows
CompuCredit Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2001 and 2000
SIGNATURES
CERTIFICATIONS