Form 10-Q/A
period 2002-03-31
COMPUCREDIT CORP
filed 2003-03-24
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

YES ☒    NO ☐

        The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of April 30, 2002 was 46,559,165 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

March 31, 2002

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$48,060	$55,746
Restricted cash	10,000	—
Retained interests in credit card receivables securitized	349,000	358,889
Accrued interest and fees	29,961	32,928

Net credit card receivables	378,961	391,817
Amounts due from securitization	15,049	20,996
Deferred costs, net	14,400	17,862
Software, furniture, fixtures and equipment, net	33,021	34,522
Prepaid expenses	1,407	1,540
Other assets	11,765	13,974

Total assets	$512,663	$536,457

Liabilities
Accounts payable and accrued expenses	$22,473	$28,321
Notes payable	—	16,517
Deferred revenue	13,306	13,820
Income tax liability	28,459	31,320

Total liabilities	64,238	89,978
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 30,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	30,103	29,512
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	10,247	10,000
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 and 46,559,165 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	240,352	240,352
Note issued to purchase stock	(500)	(500)
Retained earnings	168,223	167,115

Total shareholders' equity	448,425	446,479

Total liabilities and shareholders' equity	$512,663	$536,457

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

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
For the three months ended March 31, 2002 and 2001

	Common Stock
			Additional Paid-In Capital	Preferred Stock	Other Changes In Equity	Retained Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2000	46,514,639	$—	$239,789	$—	—	$164,392	$404,181
Net income	—	—	—	—	—	6,376	6,376

Balance at March 31, 2001	46,514,639	$—	$239,789	$—	$—	$170,768	$410,557

Balance at December 31, 2001	46,559,165	$—	$240,352	$39,512	$(500)	$167,115	$446,479
Issuance costs of Series A preferred stock	—	—	—	(140)	—	—	(140)
Preferred dividends	—	—	—	—	—	(1,004)	(1,004)
Accretion of preferred dividends	—	—	—	978	—	—	978
Net income	—	—	—	—	—	2,112	2,112

Balance at March 31, 2002	46,559,165	$—	$240,352	$40,350	$(500)	$168,223	$448,425

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

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ended December 31, 2002. The notes to the financial statements for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission should be read in conjunction with these condensed consolidated financial statements.

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

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. These cash flows represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability with respect to a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair market value with changes in fair value included in income. The change in the fair value is included as a component of the Company's income from retained interests in credit card receivables securitized with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cashflows using management's best estimates of key assumptions as outlined in Note 4. The servicing liability is netted against the value of the I/O strip and included in Retained interests in credit card receivables securitized on the Company's Balance Sheet. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities ("QSPEs") in their securitizations.

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

3. Securitizations

        The Company securitizes a substantial portion of its Company issued credit card receivables through Master Trusts. Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also securitized two purchased portfolios of credit card receivables through a securitization structure with a third party commercial paper conduit administered by national banking institutions. Generally Accepted Accounting Principles require the Company to treat the transfers as sales and the receivables are removed from the consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets, if the following conditions are met:

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

        The table below summarizes all of the Company's securitization activity:

	For the quarter ended March 31,
	2002	2001
	(In thousands)
Securitization Activity:
Gross amount of receivables securitized at period end (total managed loans)	$1,809,070	$1,589,584
Proceeds from securitizations	3,907	$78,794
Excess cash flows received on retained interests	52,368	53,274
Pretax securitization income	—	266
Income from retained interests in credit card receivables securitizated	5,702	15,445

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

        Our retained interests in credit card receivables securitized include the following:

	March 31, 2002	December 31, 2001
	(In thousands)
I/O strip	$95,915	$84,390
Servicing liability	(43,108)	(38,123)

Net I/O strip	52,807	46,267
Fair value of Seller's Interest	296,193	312,622

Retained interests in credit card receivables securitized	$349,000	$358,889

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

        Changes in any of these assumptions used to value our retained interests could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests as of the end of each period are presented below:

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

	March 31, 2002	December 31, 2001
	(In thousands)
Total managed principal balance	$1,652,200	$1,739,922
Total managed finance charge balance	156,870	151,920

Total managed loans	$1,809,070	$1,891,842

Loans delinquent—60 or more days	$220,942	$210,382

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2002	2001
	(In thousands, except per share data)
Numerator:
Net income	$2,112	$6,376
Preferred stock dividends	(1,004)	—

Income attributable to common shareholders	$1,108	$6,376
Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	46,559	46,515
Effect of dilutive stock options	7	83

Denominator for diluted earnings per share—adjusted weighted-average shares	46,566	46,598
Basic earnings per share	$0.02	$0.14
Diluted earnings per share	$0.02	$0.14

        The Company's preferred shares, plus dividends that have been accreted, are convertible into approximately 4.5 million shares of common stock at $9.14 per share as of March 31, 2002. These shares were not included in the computation of diluted EPS for the three months ending March 31, 2002, because including these shares would have been anti-dilutive. Additionally, for the three months ended March 31, 2002, no stock options were included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

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

6. Subsequent Events

        Together with a group of purchasers, the Company has agreed to acquire a portfolio of credit card receivables from Providian National Bank. The approximate size of the portfolio is $1.3 billion but is expected to decline through normal attrition between now and the anticipated closing date in June 2002.

        The credit card receivables being acquired will actually be sold by Providian into a securitization structure. A wholly owned subsidiary of the Company will be investing in a limited liability company with other investors. This limited liability company will acquire certain notes issued in the securitization and will acquire the retained interest in the securitization. The face amount of the receivables underlying the securitization for which the Company plans to invest is approximately $1.3 billion. The Company expects to have a 50% ownership in the limited liability company that is making the investment. The Company expects that the cost of its investment in the limited liability company should be approximately $36 million and is dependent on the balance of the receivables and the performance of the receivables between now and the closing date.

        The receivables being sold by Providian are subprime and are currently charging off at rates in excess of 35%. The receivables are being sold by Providian to the securitization structure at a substantial discount.

        Following a transition period, the Company will be servicing the purchased receivables. In exchange for servicing the receivables, the Company will receive a servicing fee from the securitization structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K filed with the Securities and Exchange Commission and other factors discussed in that section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section.

General

        CompuCredit is a credit card company that originates and purchases credit card receivables and markets products and services to its customers for which it earns fees. We market unsecured credit cards through direct mail, telemarketing, television and the internet.

        Our revenues primarily consist of (1) securitization income, (2) income from our retained interest in credit card receivables securitized, (3) servicing income, (4) other credit card fee income, (5) interchange fees, and (6) ancillary product revenue.

        Securitization income is gain or loss we recognize at the time of each sale. Income from retained interests in credit card receivables securitized is the income we receive from the credit card receivables we have securitized. See "—Credit Card Securitization and—Results of Operations" for additional information. Servicing income consists of the gross fees we receive from our securitization structures for servicing the various portfolios of credit card loans. Other credit card fee income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders. These fees have increased as our managed loans have grown. Interchange fees are the portion of the merchant fees assessed by Visa and MasterCard and passed on to us and are a function of the purchase volume of our cardholders. Ancillary products revenue consists of the fees earned by selling various fee-based products including various memberships, insurance, subscription and other products. See "—Results of Operations" and "—Other Operating Income" for additional information on these revenues. Our primary expenses are the costs of funding our receivables, credit losses and operating expenses, including employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

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

        Together with a group of purchasers, we agreed to acquire a portfolio of credit card receivables from Providian National Bank. The approximate size of the portfolio is $1.3 billion but is expected to decline through normal attrition between now and the anticipated closing date in June 2002.

        The credit card receivables being acquired will be sold by Providian into a securitization structure. A wholly owned subsidiary of the Company will be investing in a limited liability company with other investors. This limited liability company will acquire certain notes issued in the securitization and will acquire the retained interest in the securitization. The face amount of the receivables underlying the securitization for which we plan to invest is approximately $1.3 billion. We expect to have a 50% ownership in the limited liability company that is making the investment. We expect that the cost of its investment in the limited liability company should be approximately $36 million and is dependent on the balance of the receivables and the performance of the receivables between now and the closing date.

        The receivables being sold by Providian are subprime and are currently charging off at rates in excess of 35%. The receivables are being sold by Providian to the securitization structure at a substantial discount.

        Following a transition period, we will service the purchased receivables. In exchange for servicing the receivables, we will receive a servicing fee from the securitization structure.

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

        After an initial purchase of notes by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables. This is referred to as a revolving period. The revolving period typically begins on the closing date of any particular series of notes and ends at the beginning of the amortization period. At the end of the revolving period, the investment of collections in new receivables ends and collections are instead used to repay the investors. The period during which investors are being repaid is referred to as an amortization period. As of March 31, 2002, none of our securitizations were in an amortization period. The revolving periods have coincided with the maturity dates of each series which are either 364 days for series issued to commercial paper conduits or three years for our series placed with other investors. The maturity date for each series is included in our "Liquidity, Funding and Capital Resources" section.

        All collections received from the cardholders underlying each securitzation are included in the securitization trusts. This includes collections from the cardholders for fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed in accordance with the securitization documents. Cash is distributed to us as servicer for our servicing fee, to the investors for their interest on their outstanding notes, to us as the seller to fund new purchases during the revolving period and to the investors to repay any portion of their outstanding notes that become due and payable. Any collections from cardholders remaining each month after making the payments noted above, are paid to us on our retained interests.

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

        The investors in the securitized receivables have no recourse against us for our cardholders' failure to pay their credit card loans; however, substantially all of our seller's interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our seller's interests will first absorb any losses due to cardholders' failure to repay their balances before investors in the securitizations have to absorb these losses.

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

        The securitization transactions do not affect the relationship we have with our customers and we continue to service the credit card receivables. We either perform the servicing or contract with third party service providers. As of March 31, 2002 and 2001, respectively, we received servicing fees equal to either 0.1% per year of the securitized principal receivables or 5% of cash collected, depending on the securitization. We recognize a servicing liability when the compensation for servicing a portfolio is not adequate compensation for the costs of servicing the portfolio. The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because, during the revolving period, we receive all of the excess cash flows from the securitizations; these excess cash flows represent collections on the accounts in excess of the interest paid to the investors, the servicing fees paid to us as servicer and required amortization payments. Because we receive the residual or excess cashflows during the revolving period, we expect that the total cash received, inclusive of both the servicing revenue and the excess cashflows, will exceed our servicing costs. Although separately accounted for and valued from our interest-only strip, this amount is reported with our interest-only strip on our balance sheet for financial reporting purposes. See "—Net Securitization Income and Income from Retained Interests" for the assumptions used and the servicing liability amounts.

        The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because during the revolving period we receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, the servicing fees paid to us as servicer, and required amortization payments. Since we receive the residual or excess cashflows during the revolving period, the total cash we expect to receive inclusive of both the servicing revenue as well as the excess cash flows is expected to more than cover our servicing costs.

        The payment terms of each securitization structure are negotiated with investors. Some facilities enter into accumulation periods at pre-determined dates prior to their maturity. During an accumulation period, a portion of cash collected form the cardholders is required to be accumulated in an account for the benefit of the facility and is not available to us to fund new purchases. We also have a facility associated with our portfolios that we purchased in 1998 that was structured to use a percentage of cashflows each month to pay down amounts outstanding to the investors. The structure was negotiated in this manner with the investors at its inception because the portfolio of receivables was decreasing very rapidly. This occurred because most of the accounts were making payments in excess of new purchases and no new accounts were being added to the portfolio. We detail the maturity dates and describe our facilities and amounts being used to repay investors in the "Liquidity, Funding and Capital Resources" section.

        The table below summarizes our securitization activity.

	For the quarter ended March 31,
	2002	2001
	(In thousands)
Securitization Activity:
Gross amount of receivables securitized at period end (total managed loans)	$1,809,070	$1,589,584
Proceeds from securitizations	3,907	$78,794
Excess cash flows received on retained interests	52,368	53,274
Pretax securitization income	—	266
Income from retained interests in credit card receivables securitizated	5,702	15,445

        The trusts or the conduits purchase receivables from us by raising proceeds from investors. The proceeds raised are part of series of notes issued by the trust or issued by the conduits. The proceeds from the investors are then remitted to us as part of the purchase price of the receivables. We had the following total commitments and outstanding notes in our securitizations for each period presented:

	As of March 31,
	2002	2001
	(In millions)
Total commitments from investors	$2,037	$1,810
Total outstanding amounts	1,456	1,293

        The maturities of these notes vary and are more fully detailed in "—Liquidity, Funding and Capital Resources." We try to structure our securitization funding source by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase the receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes and by also having excess capacity if one particular series of notes is not renewed at its maturity date. One of the reasons we have slowed our growth plans for 2002 is because we do not have any assurance that when any series of notes mature, they will be renewed on terms that are favorable to us, or at all. This is more fully discussed in "—Liquidity, Funding and Capital Resources."

        We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts which are QSPEs. We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between us and the trustees of the trusts. The investors do not have any recourse against us for the cardholders' failure to pay their credit card balances; however, most of our retained interests that we hold in the trust are subordinate to the investors interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders' failure to pay before the investors would have to absorb these losses.

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

        In our securitization structure associated with our portfolios which we purchased during 1998, each month a percentage of the excess cash collected from the cardholders is paid to the investors to decrease their remaining invested amount. This excess cash totaled $3.1 million for the quarter ended March 31, 2002, and $3.3 million for the quarter ended March 31, 2001. Under the terms of the securitization, the investors are paid with the percentage of the cash collected less servicing fees that we receive to service the accounts and less collections used to fund new purchases. The percentage varies each month and ranges from 0% to 75% and may increase to 100% during the second quarter of 2002. Since the inception of the structure, a percentage of the cashflows has been used to pay down the amounts outstanding. The structure was negotiated in this manner with the investors since the portfolio was decreasing very rapidly as most of the accounts were making payments in excess of purchases at the time we acquired the portfolio and no new accounts were being added to the portfolio. Once the investors are repaid, all cash collected on any remaining receivables is payable to us.

Results of Operations

        Net income for the three months ended March 31, 2002 was $2.1 million, or $0.02 per diluted share, compared to net income of $6.4 million, or $0.14 per diluted share for the three months ended March 31, 2001. During the three months ended March 31, 2002, we earned less in interest income and other operating income as compared to the three months ended March 31, 2001. The decrease in our income was also due to the seasoning of the receivables underlying our securitizations, as the average growth rate during 2002 has decreased as compared to 2001. Our operating expenses for the three months ended March 31, 2002 were less than the comparable period in 2001.

        Other operating income includes income from retained interests in credit card receivables securitized. This decreased to $5.7 million for the three months ended March 31, 2002 compared to

$15.4 million for the three months ended March 31, 2001 due primarily to a reduction in the net interest margin on the receivables and an increase in charge offs on the portfolio. The reduction in margins is due to the increase in our charge offs. This is due to a larger percentage of our receivables being more than twelve months old. When credit card receivables are first originated, they tend to have artificially low charge off rates in their first twelve months. The charge off rate then dramatically increases during year two and them moderates in year three and beyond. We have seen this trend in the performance of our receivables and believe that it is typical in other credit card portfolios in the industry. We further describe the receivables portfolio in "Selected Credit Card Data." Additionally, we did not earn any securitization income during the three months ended March 31, 2002 (compared to securitization income during the three months ended March 31, 2001 of $266,000) because our portfolio decreased in size. See our discussion under "Net Securitization Income and Income from Retained Interests" below.

        The largest component of our income comes from the profit generated from our managed receivables. Growth in managed receivables cannot be predicted with certainty. In general, it is a product of our marketing and other strategic efforts. In general, our growth is a product of (1) the growth in the number of accounts, and (2) the amount of usage—balances—on accounts. Our growth also is dependent upon a number of factors that we are not able to control, such as levels of consumer spending, competition and general economic conditions. During the first quarter of 2002, our managed receivables declined by approximately 4.4%. This is less than the growth rate of 4.0% during the first quarter of 2001. Our receivables growth rate decreased because we added fewer accounts. During the first quarter of 2002, we added approximately 36,000 new accounts compared to approximately 199,000 new accounts during the first quarter of 2001.

        Growth in the number of accounts is a product of several factors, primarily the level of our marketing efforts, our competition and the general economy. Our marketing and solicitation expenses decreased from $12.1 million during the three months ended March 31, 2001 to $2.6 million for the three months ended March 31, 2002. We decreased our marketing in 2001 because we believed that (1) the profitability of the accounts that we could add given the economic circumstances of late 2001 did not justify the marketing expense, and (2) we had limited access to liquidity and we did not want our portfolio to grow beyond what we could fund.

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased to $34.6 million for the three months ended March 31, 2002 from $33.3 million for the three months ended March 31, 2001. This increase is due primarily to the increase in other credit card fees, which includes annual membership, over-limit, cash advance, insufficient funds, maintenance, and other miscellaneous fees. The revenue associated with these fees increased as a result of the growth of our managed loans from the March 31, 2001 quarter.

        Other operating expenses decreased to $37.3 million for the three months ended March 31, 2002 from $40.2 million for the three months ended March 31, 2001. The decrease is due primarily to the decrease in our marketing and solicitation expenses, offset by increases in the cost of operations associated with the growth in our business, including additional servicing and collection costs. During the three months ended March 31, 2002, we implemented cost cutting initiatives that we believe will reduce our cost of operations during the second half of 2002 as a percentage of average managed loans.

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

	At or for the Three Months Ended
	2002	2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Percentages annualized)
Assumptions
Payment rate (monthly)	7.1%	8.0%	9.5%	9.4%	9.0%
Expected credit loss rate (annualized)	16.7%	16.7%	14.4%	13.6%	11.8%
Residual cash flows discount rate	34.9%	34.9%	14.2%	14.2%	16.4%
Servicing liability discount rate	14.1%	14.0%	14.2%	14.2%	16.4%

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

        Our retained interests in credit card receivables securitized include the following:

	March 31, 2002	December 31, 2001
	(In thousands)
I/O strip	$95,915	$84,390
Servicing liability	(43,108)	(38,123)

Net I/O strip	52,807	46,267
Fair value of Seller's Interest	296,193	312,622

Retained interests in credit card receivables securitized	$349,000	$358,889

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

Other Operating Income

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, consists of the following:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Gross servicing income	$1,285	$1,687
Other credit card fees	24,840	18,713
Interchange fees	3,957	5,361
Ancillary products	4,483	7,570

Total other operating income	$34,565	$33,331

        The increase in other operating income to $34.6 million for the three months ended March 31, 2002 from $33.3 million for the three months ended March 31, 2001 relates to the increase in our managed receivables, which increased to $1.8 billion at March 31, 2002 from $1.6 billion at March 31, 2001. A substantial portion of the servicing income relates to our purchased portfolios. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees increased to $24.8 million from $18.7 million due to increases in annual, over-limit, cash advance, insufficient funds, maintenance and other miscellaneous fees. These fees are a function of the increase in our managed loans. Interchange fees are the portion of the merchant fee assessed by Visa and passed on to us on the purchase volume on our credit card receivables. Interchange fees decreased to $4.0 million from $5.4 million due to a decrease in the purchase volume on our managed receivables. Ancillary product revenue decreased to $4.5 million from $7.6 million due to fewer customers purchasing our products and because we have decreased our growth in new accounts during the past two quarters.

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

        Other operating expense for three months ended March 31, 2002 decreased to $37.3 million from $40.2 million for the three months ended March 31, 2001. This decrease is due primarily to a decrease in marketing and solicitation expenses, data processing expenses and ancillary product expenses, offset by increases in credit card servicing, salaries and benefits, and other expenses. Credit card servicing costs primarily include collections and customer service expenses. These expenses include certain in-house collections and customer service representatives as well as costs associated with corresponding with our cardholders. Servicing expense also includes certain outsourced collections and customer service representatives. Credit card servicing costs increased due to an increase in our managed receivables.

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

        Other expenses include depreciation, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. Expenses in this category other than fraud increased incrementally as we added infrastructure to support the growth in managed receivables. Our fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use and the total expense was approximately 0.19% of the average managed receivables for the three months ended March 31, 2002 and approximately 0.12% for the three months ended March 31, 2001.

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

        The portfolios acquired during 1998 were purchased at substantial discounts. The total discount was approximately $284.5 million, of which $137.2 million of the discount was described above. An additional $87.5 million of the discount related to the credit quality of the remaining receivables and was calculated as the difference between the face amount of the receivables purchased, less the $137.2 million in receivables described above, and the expected future cash flows that management estimated would be collected. The balance of the discount of approximately $59.8 million is not needed for credit quality of the purchased loans. This $59.8 million is referred to as the accretable yield. The accretable yield is being amortized, using the interest method, as additional interest over the life of the portfolio for purposes of reporting our Selected Credit Card Data. As of March 31, 2002, approximately $6.2 million of the accretable yield remained.

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

        Our operating ratio includes all costs of operating our business, other than marketing expenses and ancillary product expenses. Our operating ratio fluctuates based on our rate of loan growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, our internet technology and our database management system. The operating ratio decreased to 9.0% during the three months ended March 31, 2002 as compared to 9.8% during the three months ended December 31, 2001 as we implemented cost cutting initiatives, including automation projects and staff reductions. We expect to continue to reduce our operating ratio as a percentage of average managed loans during the second half of 2002. Included in our operating expenses for the first quarter of 2002 was approximately $3.0 million paid to our primary subservicer to reimburse them for servicing fewer accounts than previously projected.

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

        The following table presents the delinquency trends of our credit card receivables portfolio on a managed loan portfolio basis:

	At or for the Three Months Ended
	2002	2001				2000
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Loans delinquent:
30 to 59 days past due	$68,423	$86,501	$70,280	$69,602	$63,338	$59,138	$50,313	$40,256
60 to 89 days past due	57,227	62,975	55,967	55,084	42,953	47,118	37,324	28,028
90 or more days past due	163,715	147,407	141,467	121,494	107,253	98,568	78,753	57,552

Total 30 or more days past due	$289,365	$296,883	$267,714	$246,180	$213,543	$204,824	$166,390	$125,836
Total 60 or more days past due	$220,942	$210,382	$197,434	$176,578	$150,206	$145,686	$116,077	$85,580
Loans delinquent as % of period-end loans:
30 to 59 days past due	3.8%	4.6%	3.9%	4.2%	4.0%	3.9%	3.8%	3.4%
60 to 89 days past due	3.2	3.3	3.1	3.3	2.7	3.1	2.8	2.4
90 or more days past due	9.0	7.8	7.8	7.3	6.7	6.4	6.0	4.9

Total 30 or more days past due	16.0%	15.7%	14.8%	14.8%	13.4%	13.4%	12.6%	10.7%
Total 60 or more days past due	12.2%	11.1%	10.9%	10.6%	9.4%	9.5%	8.8%	7.3%

        The following table separately reports our loan delinquency trends for our originated portfolio and for our purchased portfolio:

	At or for the Three Months Ended
	2002	2001				2000
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Originated Portfolio
Loans Delinquent:
30 to 59 days past due	3.7%	4.5%	3.9%	4.1%	3.8%	3.5%	3.6%	3.3%
60 to 89 days past due	3.2	3.4	3.1	3.3	2.6	3.0	2.7	2.3
90 or more days past due	9.3	7.9	7.9	7.3	6.7	6.4	6.0	4.8

Total 30 or more days past due	16.2%	15.8%	14.9%	14.7%	13.1%	12.9%	12.3%	10.4%
Total 60 or more days past due	12.5%	11.3%	11.0%	10.6%	9.3%	9.4%	8.7%	7.1%
Purchased Portfolio
Loans Delinquent:
30 to 59 days past due	4.8%	5.9%	4.4%	5.0%	5.7%	6.7%	5.4%	4.3%
60 to 89 days past due	2.9	3.0	2.7	3.8	3.5	4.1	3.6	2.8
90 or more days past due	5.7	5.5	6.4	7.4	7.4	7.1	5.7	5.5

Total 30 or more days past due	13.4%	14.4%	13.5%	16.2%	16.6%	17.9%	14.7%	12.6%
Total 60 or more days past due	8.6%	8.5%	9.1%	11.2%	10.9%	11.2%	9.3%	8.3%

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

        Charge offs.    In the tables that follow, gross yield ratio represents finance charges and late fees as a percentage of average managed loans. The other credit card income ratio represents the aggregate of other fees earned on credit cards (such as annual membership fees, over-limit fees, cash advance fees, interchange fees, and ancillary products revenues) as a percentage of average managed receivables. Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee, and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs include only the principal amount of these losses, net of recoveries; they exclude accrued finance charges and fee charge offs, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off loans when the loan becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer's bankruptcy or death and subsequent confirmation, if applicable.

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

	2002	2001				2000
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross yield ratio	32.3%	32.8%	33.9%	33.9%	34.6%	33.3%	30.3%	31.7%
Other credit card income ratio	7.4%	8.5%	9.2%	8.5%	8.3%	8.6%	7.9%	8.3%
Combined gross charge offs	$129,251	$122,753	$103,933	$92,312	$90,897	$75,698	$55,828	$41,448
Net charge offs	$68,407	$70,207	$63,759	$59,807	$58,229	$46,552	$35,678	$26,302
Adjusted charge offs	$68,407	$70,207	$63,759	$59,434	$58,126	$46,132	$34,525	$25,346
Combined gross charge off ratio	27.8%	26.7%	23.8%	22.7%	23.1%	21.6%	16.2%	15.1%
Net charge off ratio	14.7%	15.3%	14.6%	14.7%	14.8%	13.3%	11.4%	9.6%
Adjusted charge off ratio	14.7%	15.3%	14.6%	14.6%	14.8%	13.2%	11.0%	9.2%

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

        Our generally declining other credit card income ratio in the latter part of 2001 and 2002 can be attributed to our growth slowdown during 2001 and 2002, which resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships.

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

        Collections Strategies.    The goal of the collection process is to collect as much money from the cardholder as possible in the most cost effective and efficient manner. To this end, we employ competitive techniques that focus on having the lowest possible delinquencies for our portfolios. As part of our collection analysis and consistent with what we believe to be prevalent industry practice, we evaluate our economic investment in the cardholder (i.e., the principal balance) and aggressively attempt to recover our economic investment made on each receivable.

        We consider managements' experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and bad debt losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder's APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer's payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer's minimum payment once a certain number of minimum payments are received. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service ("CCCS") program by waiving a certain percent of a customer's debt that is considered our "fair share" under the CCCS program.

        We are constantly monitoring and adapting our collection strategies, techniques, technology and training to optimize our efforts to reduce delinquencies and charge offs. We use our systems to develop these proprietary collection strategies and techniques, which we employ in our operations. We analyze the output from these systems to identify the strategies and techniques that we believe are most likely to result in curing a delinquent account in the most cost-effective manner, rather than treating all accounts the same based on the mere passage of time.

        Our collection strategies include utilizing both internal and third-party collectors and creating a competitive process of rewarding the most effective and efficient group of collectors from within our system and among third-party agencies. We divide our portfolios into various groups that are statistically equivalent and provide these groups of accounts to our various internal and external collection shops. We compare the results of the internal and external collectors against one another to determine which techniques and which collection groups are producing the best results.

        The various credit card data and charge off statistics above generally reflect our application of customer payments first to accrued finance charges, then to fees, and then to principal. However, pursuant to the payment application discretion that we have under our cardholder agreements, we have varied from this general payment application priority where appropriate at certain stages of an account's delinquency to assist our collectors in evaluating our cardholder relationships against our economic investment made in the cardholder relationship. To assist them in making this evaluation, we have, in certain circumstances and at certain stages of an account's delinquency, applied customer payments first to principal and then to accrued finance charges and fees. Application of payments in this manner permits our collectors to know real time the degree to which a customer's payments over the life of an account have covered the principal credit extensions to the customer over the life of the account. This allows our collectors to readily identify our potential "economic" loss associated with a charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). Armed with this information, our collectors will focus on settling with customers in a way that ideally will best protect us from economic loss on the cardholder relationship. Under this approach, for example, our collectors may forgo collections of accrued finance charges and fees in order to preserve our opportunity to at least achieve repayment of our principal credit extensions to the cardholder. Our selection of collection techniques, including, for example, whether we apply payments to finance charges or principal, impacts the statistical performance of our portfolios.

        As in all aspects of our risk management strategies, we compare the results of each of the above strategies with other collection strategies and devote resources to those strategies that yield the best results. Results are measured based on delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted as suggested by these results. Management believes that maintaining the ongoing discipline of testing, measuring and adjusting collection strategies will result in minimized bad debt losses and operating expenses. We believe this on-going evalution differs from the approach taken by the vast majority of credit grantors that implement collection strategies based on commonly accepted peer group practices.

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

  •
  During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank. The letter of credit allows the subservicer of the receivables to draw under the letter of credit as needed. We are required to maintain a cash balance of $10.0 million with the lender. Such cash is reflected as "Restricted cash" on the face of the balance sheet.

  •
  As of March 31, 2002, we had total securitization facilities of $2.0 billion and had used approximately $1.5 billion of these facilities. These facilities include the outstanding amounts on two floating rate three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000. Repayment for each securitization facility begins on its maturity date. Once repayment begins and until the facility is paid, cash may be accumulated within the trust and not paid to us to provide for the repayment of such facility. This is the case with our term securitizations, in which cash may be accumulated as early as one year prior to the scheduled maturity date, or, as is the case with our one-year securitizations, cash may be used to pay down the facilities beginning on the facilities maturity date. We have noted those facilities below.

Maturity Date	Facility Limit
(in millions)
April 2002	$212.7
May 2002	200.0
October 2002	306.0
March 2003	250.0
September 2003(2)	627.4
July 2004(3)	441.5

$2,037.6

  (1)
  Included in this maturity balance is $87.8 million relating to the facility associated with our portfolios that we purchased during 1998. Under the terms of the securitization, the investors are paid each month with a percentage of the cash collected from cardholders over the servicing fees that we receive to service the accounts and credit balance refunds. Beginning in April 2002, 100% of the excess cash is being paid to the investors. Once the investors are repaid, all cash collected on any remaining receivables is payable to us.

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

        Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. With the exception of the three-year securitizations that we completed in July 2001 and August 2000, most are one-year securitizations. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annual yield or a decline in the payment rate, and in each case, below set rates, or an increase in delinquencies or charge offs above set rates, will cause early amortization. The portfolio's annual yield typically includes finance charges and past due fees earned on the receivables less servicing fees and credit losses. These events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to trap cash flows to repay the investors and we are unable to obtain additional sources of liquidity such as other securitization facilities, other debt or we are unable to issue additional equity, we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash. Under each of our securitization structures, there has not been an early amortization period. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the information under the caption "Credit Card Securitizations."

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

Forward-Looking Information

        All statements in this quarterly report concerning our operating and earnings expectations for fiscal year 2002 and our liquidity expectations, and all other statements regarding our future performance (including those using words such as "believe," "estimate," "project," "anticipate, or "predict"), are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001:

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

        At March 31, 2002, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At March 31, 2002, our securitizations had $1.5 billion in variable rate, interest-bearing liabilities, payable to investors compared to $1.3 billion as of March 31, 2001. Since both our managed interest-earning assets and substantially all of our managed interest-bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

        We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

PART II—OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        We held our annual shareholders meeting on May 9, 2002 for the purpose of electing nine members of our Board of Directors and to remove the conversion limitations on the Series A Preferred Stock and the Series B Preferred Stock. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

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

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

        None.

  (b)
  Reports on Form 8-K

        Current Report on Form 8-K dated March 12, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant's Certifying Accountant.

        Current Report on Form 8-K/A dated March 12, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant's Certifying Accountant.

        Current Report on Form 8-K/A dated April 1, 2002, including Exhibit 16, which contains certain information regarding Changes in Registrant's Certifying Accountant.

        Current Report on Form 8-K dated April 19, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant's Certifying Accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation
March 24, 2003	By	/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, David G. Hanna, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of CompuCredit Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 24, 2003	/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer and Chairman of the Board

I, J.Paul Whitehead, III, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of CompuCredit Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 24, 2003	/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III Chief Financial Officer

QuickLinks

COMPUCREDIT CORPORATION FORM 10-Q TABLE OF CONTENTS March 31, 2002
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Unaudited) For the three months ended March 31, 2002 and 2001
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CompuCredit Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited) March 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS