Form 10-Q/A
period 2002-06-30
COMPUCREDIT CORP
filed 2003-03-24
CIK 1068199

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

YES ☒    NO ☐

        The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of August 1, 2002 was 46,559,165 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

June 30, 2002

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$27,829	$55,746
Restricted cash	10,000	—
Retained interests in credit card receivables securitized	310,074	358,889
Accrued interest and fees	18,262	32,928

Net credit card receivables	328,336	391,817
Amounts due from securitization	14,263	20,996
Deferred costs, net	11,632	17,862
Software, furniture, fixtures and equipment, net	30,490	34,522
Prepaid expenses	1,349	1,540
Investment in equity-method investee	39,434	—
Other assets	13,562	13,974

Total assets	$476,895	$536,457

Liabilities
Accounts payable and accrued expenses	$15,952	$28,321
Notes payable	31,443	16,517
Deferred revenue	8,114	13,820
Income tax liability	9,036	31,320

Total liabilities	64,545	89,978
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 30,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	30,871	29,512
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	10,503	10,000
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 and 46,559,165 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	240,352	240,352
Note issued to purchase stock	(500)	(500)
Retained earnings	131,124	167,115

Total shareholders' equity	412,350	446,479

Total liabilities and shareholders' equity	$476,895	$536,457

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$295	$648	$660	$1,657
Interest expense	(43)	(12)	(103)	(12)

Net interest income	252	636	557	1,645

Other operating income:
Securitization income, net	—	238	—	504
(Loss) income from retained interests in credit card receivables securitized	(62,921)	21,278	(57,219)	36,723
Servicing income	2,394	1,548	3,679	3,235
Other credit card fees	23,858	20,796	48,698	39,509
Interchange fees	4,065	5,541	8,022	10,902
Ancillary products	3,852	7,372	8,335	14,942
Equity in income of equity-method investee	4,544	—	4,544	—

Total other operating income	(24,208)	56,773	16,059	105,815
Other operating expense:
Non-servicing salaries and benefits	3,028	2,760	6,624	5,043
Credit card servicing	15,817	15,051	35,887	29,180
Marketing and solicitation	2,417	7,727	5,041	19,858
Professional fees	647	828	1,430	1,810
Data processing	1,813	1,875	3,413	4,492
Net occupancy	1,158	602	2,350	1,407
Ancillary product expense	1,054	2,113	3,053	6,080
Other	5,602	3,817	11,060	7,145

Total other operating expense	31,536	34,773	68,858	75,015
(Loss) income before income taxes	(55,492)	22,636	(52,242)	32,445
Income taxes	19,422	(7,923)	18,284	(11,356)

Net (loss) income	$(36,070)	$14,713	$(33,958)	$21,089

Net (loss) income attributable to common shareholders	$(37,099)	$14,713	$(35,991)	$21,089

Net (loss) income per common share—basic	$(0.80)	$0.32	$(0.77)	$0.45
Net (loss) income per common share—assuming dilution	$(0.80)	$0.32	$(0.77)	$0.45

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
For the six months ended June 30, 2002 and 2001

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2000	$—	46,514,639	$—	$239,789	—	$164,392	$404,181
Issuance of common stock	—	44,526	—	563	—	—	563
Note issued to purchase stock	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	21,089	21,089

Balance at June 30, 2001	$—	46,559,165	$—	$240,352	$(500)	$185,481	$425,333

Balance at December 31, 2001	$39,512	46,559,165	$—	$240,352	$(500)	$167,115	$446,479
Issuance cost of Series A preferred stock	(140)	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	(2,033)	(2,033)
Accretion of preferred dividends	2,002	—	—	—	—	—	2,002
Net loss	—	—	—	—	—	(33,958)	(33,958)

Balance at June 30, 2002	$41,374	46,559,165	$—	$240,352	$(500)	$131,124	$412,350

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

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payment and discount rates have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ended December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the notes to the financial statements for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2. Equity-Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables. The Company accounts for its interest in CSG using the equity-method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million (see note 7, Borrowings and Restricted Cash). CSG had net income before taxes of $9.1 million for the three months ended June 30, 2002. In exchange for servicing the receivables owned by the CSG Trust, the Company will receive a servicing fee from the securitization structure.

3. Significant Accounting Policies

        The following is a summary of significant accounting policies followed in the preparation of the condensed consolidated financial statements.

Asset Securitization

        The Company has securitized all of its credit card receivables. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only ("I/O") strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized.

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

Accrued Interest and Fees

        Accrued interest and fees on the originated portfolio represent the estimated collectable portion of fees earned but not billed to the cardholder at any period end. Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed. The new estimates better reflect the Company's expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry.    This change resulted in an aggregate reduction of approximately $12.0 million in accrued interest and fees at June 30, 2002.

Equity Investments

        Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company records its equity in the income or loss of its investee within other operating income each period.

Servicing Income

        As of June 30th, the Company is the servicer for the receivables underlying its securitizations transactions. The Company receives servicing fees equal to either 0.1% of the originated principal receivables or 5% of the cash collected on the portfolios it purchased in 1998. The Company is also the servicer for the receivables that underlie the securitization from which CSG purchased notes and a certificated interest issued by a trust. The Company receives a servicing fee associated with that securitization equal to 4.8% of the total average receivables in the trust. The Company either performs the servicing or contracts with third-party providers. Gross servicing revenue is recognized as income on a monthly basis during the same period in which the servicing is performed and is included as servicing income in the Company's Consolidated Statement of Operations. Total assets being serviced by the Company were $2.9 billion as of June 30, 2002 and $1.9 billion as of December 31, 2001.

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

        The table below summarizes all of the Company's securitization activity:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
		(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$1,723,057	$1,671,762	$1,723,057	$1,671,762
Proceeds from securitizations	414	66,733	4,321	145,527
Excess cash flows received on retained interests	44,089	43,605	96,457	93,509
Pretax securitization income	—	238	—	504
(Loss) income from retained interests in credit card receivables securitized	(62,921)	21,278	(57,219)	36,723

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

        The retained interests in credit card receivables securitized include the following:

	June 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$98,593	$84,390
Servicing liability	(40,501)	(38,123)

Net I/O strip	58,092	46,267
Fair value of Seller's Interest	251,982	312,622

Retained interests in credit card receivables securitized	$310,074	$358,889

        The Company's net I/O strip is comprised of the I/O strip and the related servicing liability. The I/O strip reflects the fair value of the Company's rights to future income from the portfolio. The servicing liability liability is recorded because the compensation for servicing certain portfolios is not expected to adequately compensate the Company for the costs of servicing certain portfolios. The change in the servicing liability is included in income from retained interests in credit card receivables securitized.

        Changes in any of these assumptions used to value our retained interests could impact the fair value estimates and the realization of future cash flows. The weighted average key assumptions used to estimate the fair value of the Company's retained interests that were not purchased in the open market as of the end of each period are presented below:

	June 30, 2002	December 31, 2001
Payment rate (monthly)	7.1%	8.0%
Expected credit loss rate (annualized)	16.6	16.7
Residual cash flows discount rate(1)	22.5	34.9
Servicing liability discount rate	14.1	14.0

(1)
During the second quarter of 2002, the Company hired an independent financial advisory firm to evaluate its residial cash flow discount rate. There are not quoted market prices for the Company's retained interests. During the fourth quarter of 2002, the Company concluded to use the most recent transaction that occurred during December of 2001 to determine the discount rate of approximately 35% for all retained interests at December 31, 2001. There were a number of circumstances surrounding the Company agreeing to pay a 35% return to the investor for this retained interest including the Company's critical need for liquidity at that time. (Just prior to the December sale, the Company only paid an investor a 22% return on the sale of one of its retained interest.) The sale in December was also to the same investment group that purchased a portion of the Company's Preferred Stock. The conditions during the fourth quarter of 2001 in the liquidity market were difficult given the uncertainties surrounding several of the Company's competitors including Providian and Nextcard. During the first six months of 2002, the Company believed that uncertainties lessened with respect to several credit card issuers' performance and agreements with regulators. Given the absence of quoted market prices for the Company's retained interests, the Company hired an independent financial advisory firm to review the Company's discount rate. The firm conducted it's study during the second quarter of 2002 and concluded that the appropriate residual cash flow discount rate was 22.5%. During the second quarter of 2002, the Company adopted their recommendation and revised the estimated residual cash flow discount rate to 22.5% from 34.9%. This resulted in an increase in the Company's retained interest of approximately $22.8 million.

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

        The Company's managed loan portfolio underlying its securitizations is comprised of retained interests in loans securitized and the investor's share of securitized credit card loans. The investor's share of securitized credit card loans is not an asset of the Company. Therefore, they are not included in the Company's consolidated balance sheets. The principal balances outstanding as of June 30, 2002 and December 31, 2001, were $1.6 billion and $1.7 billion, respectively. The following table summarizes the balances included in the CompuCredit's managed loan portfolio underlying its securitizations.

	June 30, 2002	December 31, 2001
	(In thousands)
Total principal balance	$1,575,689	$1,711,755
Total finance charge balance	147,368	180,087

Total loans	$1,723,057	$1,891,842

Loans delinquent—60 or more days	$192,250	$210,382

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

        As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the new notes if in fact purchases were to exceed payments available to fund purchases and if in fact CSG itself failed to purchase the new notes under the note purchase agreement described above. As of June 30, 2002, CSG had not and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at June 30, 2002 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of June 30, 2002, the maximum amount of the Company's guarantee was $100 million. The Company currently does not have any liability recorded with respect to this guarantee.

6. (Loss) Income Per Share

        The following table sets forth the computation of basic and diluted (loss) income per share:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Numerator:
Net (loss) income	$(36,070)	$14,713	$(33,958)	$21,089
Preferred stock dividends	(1,029)	—	(2,033)	—

(Loss) income attributable to common shareholders	$(37,099)	$14,713	$(35,991)	$21,089
Denominator:
Denominator for basic (loss) income per share—weighted-average shares outstanding	46,559	46,535	46,559	46,525
Effect of dilutive stock options	26	120	16	102

Denominator for diluted (loss) income per share—adjusted weighted-average shares	46,585	46,655	46,575	46,627
Basic (loss) income per share	$(0.80)	$0.32	$(0.77)	$0.45
Diluted (loss) income per share	$(0.80)	$0.32	$(0.77)	$0.45

        The Company's preferred shares, plus dividends that have been accreted, are convertible into approximately 4.6 million shares of common stock at $9.14 per share as of June 30, 2002. These shares were not included in the computation of diluted EPS for the three and six months ending June 30, 2002, because including these shares would have been anti-dilutive. Additionally, for the three and six months ended June 30, 2002, no stock options were included in the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

7. Borrowings and Restricted Cash

        During the second quarter of 2002, the Company borrowed $31.4 million to partially fund the purchase of its equity interest in CSG. The loan bears interest at prime plus 5% and is non-recourse to the Company. Although the note has a stated maturity in 2007, it is payable only with cash flows received from CSG and therefore does not have any minimum payment amounts. It is anticipated that we will receive cashflows from CSG each month and therefore we anticipate repaying this loan monthly. The lender is entitled to share in a portion of excess cash flows received by the Company from CSG once the loan has been repaid

        During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purposes of securing the Company's obligations to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a cash balance of $10.0 million with the bank that issued the letter of credit. Such cash has been disclosed as "Restricted cash" on the face of the balance sheet.

8. Subsequent Events

        On July 12, 2002, a wholly owned subsidiary of the Company closed a transaction with Federated Department Stores, Inc. (NYSE: FD) to purchase stock and other assets, which included retained interests in a trust that owns approximately $1.1 billion in face amount of credit card receivables, which represents approximately 2.4 million accounts. The Company also hired approximately 830 employees from Federated, who will continue to service the receivables in the trust. Total cash consideration paid was approximately $90 million. The Company will use the purchase method of accounting to record these transactions, and is still evaluating the factors which affect the various components of assets acquired and liabilities assumed.

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

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K filed with the Securities and Exchange Commission and other factors discussed in that section, there is a risk that our actual results will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section.

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

        Securitization income is gain or loss we recognize at the time of each sale. Income or loss from retained interests in credit card receivables securitized is the income or loss we recognize from the credit card receivables we have securitized. See "—Credit Card Securitizations" and "—Results of Operations" for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of credit card loans. Other credit card fee income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders. Interchange fees are the portion of the merchant fees assessed by Visa and MasterCard and passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the fees earned by selling various fee-based products including various memberships, insurance, subscription and other products. Equity in the income of our equity-method investee is discussed below.

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

        During the second quarter of 2002, we purchased a 50% interest in CSG, LLC ("CSG"). CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a certificated interest issued by a trust. Equity in the income of our equity-method investee is 50% of CSG's income or loss, before income taxes. See "—Results of Operations" and "—Other Operating Income" for additional information on these revenues. We agreed to service the entire portfolio of credit card receivables underlying the trust. In exchange for our servicing, we receive a fee. This acquisition increased the total portfolio that we service by approximately $1.2 billion as of June 30, 2002. In our "Selected Credit Card Data," we include information relating to the receivables underlying our securitizations. Beginning with the second quarter of 2002, our data reflects the credit card receivables that we have securitized as well as 50% of the managed receivables underlying the CSG trust (which reflects our 50% interest in CSG).

        Additionally, on July 12, 2002, one of our a wholly owned subsidiaries closed a transaction with Federated Department Stores, Inc. (NYSE: FD) to purchase various assets, which included retained interests in a trust that owns approximately $1.1 billion in face amount of credit card receivables, which represents approximately 2.4 million accounts. We purchased these assets because we believe they will be accretive to our portfolio and our earnings, and because we could obtain favorable funding. The $1.1 billion in receivables will increase the receivables underlying our securitizations and we expect these receivables to generate income for us as they perform after the acquisition. We also hired approximately 830 employees from Federated and we will continue to service the receivables in the trust. Total cash consideration paid was approximately $90 million. We will use the purchase method of accounting to record these transactions, and we are still evaluating the factors which affect the various components of assets acquired and liabilities assumed.

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

Credit Card Securitizations

        We began marketing and servicing credit card accounts in February 1997. Columbus Bank &Trust ("CB&T") originates VISA and MasterCard revolving credit card accounts under an agreement with us. On a daily basis, CB&T sells us an interest in the receivables created that day. Each day, we in turn sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The trusts or conduits issue notes to investors in order to obtain the cash to pay us for the receivables.

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

        Our securitizations are treated as sales under Generally Accepted Accounting Principles. As such, we remove the securitized receivables from our consolidated balance sheet. As noted above, we retain a seller's interest in the pool of assets included in each securitization, with the right to receive collections allocated to such subordinated interest after payments to investors are made. These amounts are recorded as income from retained interests in credit card receivables securitized. The fair value of our seller's interests are based on the estimated present value of the future cash flows using management's best estimates of key assumptions and the estimated collectible portion of finance charge receivables. We also recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during its life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over the related credit losses, interest paid to investors, servicing costs and other expenses. The I/O strip and the seller's interest are included in "Retained Interests in Credit Card Receivables Securitized" on our consolidated balance sheet.

        Amounts Due from Securitization on our consolidated balance sheet include payments recently received on the securitized receivables that are still held by the securitization structure but are payable to us in the next 30 days.

        Securitizations are accounted for under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), and, prior to April 1, 2001, were accounted for under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Under these statements, gains or losses are recognized at the time of each sale and as they are recorded as securitization income or loss in our consolidated statement of operations. The gains or losses recognized on the sales of credit card receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the financial assets and cash proceeds received.

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

        The securitization transactions do not affect the relationship we have with our customers and we continue to service the credit card receivables. We either perform the servicing or contract with third party service providers. The fees we receive to service credit cards are included in our servicing income and are discussed in our "Results of Operations—Other Operating Income." We recognize a servicing liability when the compensation for servicing a portfolio is not adequate compensation for costs of servicing the portfolio. The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because, during the revolving period, we receive all of the excess cash flows from the securitizations; these excess cash flows represent collections on the accounts in excess of the interest paid to the investors, the servicing fees paid to us as servicer and required amortization payments. Because we receive the residual or excess cashflows during the revolving period, we expect that the total cash received, inclusive of both the servicing revenue and the excess cashflows, will exceed our servicing costs. Although separately accounted for and valued from our interest-only strip, this amount is reported with our interest-only strip on our consolidated balance sheet for financial reporting purposes. See "—Net Securitization Income and Income from Retained Interests" for the assumptions used and the servicing liability amounts.

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

        The table below summarizes our securitization activity.

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$1,723,057	$1,671,762	$1,723,057	$1,671,762
Proceeds from securitizations	414	66,733	4,321	145,527
Excess cash flows received on retained interests	44,089	43,605	96,457	93,509
Pretax securitization income	—	238	—	504
(Loss) income from retained interests in credit card receivables securitized	(62,921)	21,278	(57,219)	36,723

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

        The trusts or the conduits purchase receivables from us by raising proceeds from investors. These proceeds are raised by the trusts or by the conduits by issuing notes to investors. The proceeds from the investors are then remitted to us as part of the purchase price of the receivables. We had the following total commitments and outstanding amounts in our securitizations for each period presented:

	As of June 30, 2002	As December 31, 2001
	(In millions)
Total commitments from investors	$1,693	$2,046
Total outstanding amounts	1,376	1,524

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

        We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts, which are QSPEs. We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between us and the trustees of the trusts. The investors do not have any recourse against us for the cardholders' failure to pay their credit card balances; however, most of our retained interests are subordinate to the investor's interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders' failure to pay before the investors would have to absorb these losses.

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

        Other operating income includes (loss) income from retained interests in credit card receivables securitized, which decreased to a loss of $62.9 million for the three months ended June 30, 2002 compared to income of $21.3 million for the three months ended June 30, 2001. (Loss) income from retained interests in credit card receivables securitized decreased to a loss of $57.2 million for the six months ended June 30, 2002 compared to income of $36.7 million for the six months ended June 30, 2001. These decreases are due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

        Prior to the second quarter of 2002, we estimated accrued interest and fees using our estimates of total accrued interest and fees earned but not yet billed. The new estimates better reflect our expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry.

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

Net Interest Income

        Net interest income consists of interest income earned on cash and cash equivalents less interest expense. Net interest income totaled $0.3 million for the three months ended June 30, 2002 and $0.6 million for the three (3) months ended June 30, 2001, net interest income totaled $0.6 million for the six months ended June 30, 2002 and $1.6 million for the six (6) months ended June 30, 2001. The decrease in net interest income during 2002 is attributable to the reduction of the prime rate, as well as a reduction in our average cash and cash equivalents.

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

        Net securitization income is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller's Interest) and retain rights to receive cash in the future (the "I/O" interest only, or "I/O strip"). We did not earn any net securitization income during the three and six months ended June 30, 2002 because our portfolio decreased in size. Net securitization income was $0.2 million and $0.5 million for the three and six months ended June 30, 2001.

        (Loss) income from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115. Loss from retained interests in credit card receivables securitized for the three months ended June 30, 2002 was $62.9 million, compared to income of $21.3 million for the three months ended June 30, 2001. Loss from retained interests in credit card receivables securitized for the six months ended June 30, 2002 was $57.2 million, compared to income of $36.7 million for the six months ended June 30, 2001. The decrease in our income from retained interests in credit card receivables securitized is due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines and (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset by (c) an approximately $22.8 million increase in our retained interest due to decreasing our residual cash flows discount rate to 22.5%. The remainder of the $62.9 million loss was due primarily to an increase in charge offs.

        The fair value of our retained interests in credit card receivables securitized is estimated by discounting the expected future cash flows from the securitized receivables at rates which we believe are consistent with those that would be used by an independent third party. These rates historically reflect (a) prior transactions completed by us, (b) average rates disclosed by our peers and (c) average rates we have reviewed from transactions where the total interest rate to the investor has been disclosed. During the second quarter of 2002, we hired an independent financial advisory firm to evaluate the residual cash flow discount rate. The independent financial advisory firm concluded that the appropriate residual cash flow discount rate was 22.5%. During the second quarter of 2002, we adopted the recommendation of the independent financial advisory firm and revised the estimated residual cash flow discount rate to 22.5% from 34.9% at March 31, 2001. Because quoted market prices are generally not available, the fair value of our retained interests is based on the estimated present value of future cash flows from the receivables that have been securitized using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows (see "Critical Accounting Policies.")

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

        Management estimates the fair value of the retained interests at the end of each period. Fair value is estimated as the amount the retained interests could be bought for, or sold for, in a current transaction between willing parties; specifically, other than in a forced liquidation. We believe that quoted market prices in active markets are the best evidence of fair value. Because quoted market prices are not available for our retained interests, the estimated fair value is based on the best information available under the circumstances. As such, we utilize a discounted cash flow approach, under which our estimated future cash flows are discounted at the estimated rate of return that we believe an investor in our retained interests would expect to be associated with such an investment (the "residual cash flows discount rate").

        Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The payment rate decreased from 2001 to 2002, primarily due to the seasoning of the originated portfolio and the effects of the generally poor economic climate on our cardholders. Expected credit loss rates have increased due to the generally poor economic climate, increases in our delinquencies and our expected overall credit quality decline within our portfolios given the trending higher weighted-average age of the portfolios. We compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate. Our servicing liability discount rate is based on management's estimate of the required returns for Company's who service similar assets.

        The residual cash flow discount rate is dependant on the asset backed securities market and the various companies that make up this market (e.g., Providian, Capital One, Metris, NextCard and CompuCredit). The asset backed securities market is influenced by the results of the issuers who participate in the market, as well as (a) the reaction of rating agencies to the results of issuers, (b) general economic conditions and (c) the investment appetite of investors, which include banks, commercial paper conduits administered by banks, money market funds, pension funds, hedge funds and insurance companies. Also, as demonstrated to us in December 2001, they also are impacted by our own perceived liquidity and negotiating positions. However, absent exigent circumstances, the asset backed securities market tends to react to the overall performance of the group as opposed to the individual companies comprising the group (i.e., the advance rates, pricing and terms available are responsive to the peer group that includes us, as opposed to just us).

        Our residual cash flows discount rate has been volatile during the latter part of 2001 and the first half of 2002. That volatility was unprecedented and unforeseen, both by us and other market participants, but reflected the prevailing market conditions in the asset backed securities market as well as our own liquidity. GAAP requires, however, that we estimate the residual cash flows discount rate at the end of each period.

        During the fourth quarter of 2001, we completed transactions at very unfavorable pricing, which yielded a 35% return to the buyers. This pricing reflected the deterioration of the asset backed securities markets and our near-term liquidity needs in December 2001. The December transaction was the most readily available information upon which to base the Company's fourth quarter 2001 discount rate estimate—at this point we increased our discount rate to 34.9%.

        During the first quarter of 2002, due to the continued general weakness of the economy and the continued stress and liquidity challenges that we saw in the asset backed securities markets, we did not believe that there was sufficient evidence to warrant a reduction in our discount rate. In the second quarter of 2002, however, our liquidity position improved with the purchase (through our 50%-owned equity method investee, CSG) of the retained interests from Providian. Additionally, we finalized the terms of a new securitization structure with more favorable advance rates, pricing and other terms. As a result, we concluded, after consultation with and corroboration by an independent third-party valuation firm, that a reduction in our discount rate was warranted—at this point we reduced our discount rate to 22.5%. The valuation techniques utilized by the third-party valuation firm included analyzing our recent transactions and our competitors (both direct and indirect) discount rates and cost of equity, with equal weighting given to each.

        Our retained interests in credit card receivables securitized include the following:

	June 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$98,593	$84,390
Servicing liability	(40,501)	(38,123)

Net I/O strip	58,092	46,267
Fair value of Seller's Interest	251,982	312,622

Retained interests in credit card receivables securitized	$310,074	$358,889

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

Equity-Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables. We have a 50% interest in CSG and funded our $34.9 million interest in CSG with cash. We borrowed $31.4 million of the required cash. We are accounting for our interest in CSG using the equity method of accounting. We recorded approximately $4.5 million of income during the second quarter of 2002. This income primarily consisted of interest income earned by CSG on the notes and certificated interest it acquired in the second quarter of 2002 from the CSG Trust.

Other Operating Income

        Other operating income, excluding securitization income, (loss) income from retained interests in credit card receivables securitized, and equity in income of equity-method investee consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Gross servicing income	$2,394	$1,548	$3,679	$3,235
Other credit card fees	23,858	20,796	48,698	39,509
Interchange fees	4,065	5,541	8,022	10,902
Ancillary products	3,852	7,372	8,335	14,942

Total other operating income	$34,169	$35,257	$68,734	$68,588

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

Selected Credit Card Data

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and service the accounts. Securitizations are treated as sales under Generally Accepted Accounting Principles ("GAAP"). As such, we remove the securitized loans from our consolidated balance sheet. During the second quarter of 2002, we purchased a 50% interest in CSG, LLC, which was formed to acquire notes and a certificated interest in a trust ("CSG Trust") that owns a portfolio of credit card receivables. The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table and in this entire Selected Credit Card Data section is presented to reflect credit card receivables that we have securitized and 50% of the managed receivables underlying the CSG Trust (which reflects our ownership percentage in CSG, LLC). We have included 50% of the managed receivables underlying the CSG Trust because we have a 50% interest in the LLC that owns an interest in the trust. Our future cash flows and income are dependent on how the receivables in the trust perform. In addition to owning our 50% interest in

CSG, we are the servicer for the CSG trust. We receive a servicing fee from the CSG Trust, which we believe is adequate compensation for the servicing we perform.

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

        Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer's credit risks. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. We expect our net interest margin to begin to increase during the third quarter of 2002 due primarily to expected decreases in finance charge charge offs for the remainder of 2002. The increase in finance charge charge offs is based on the current economic environment as well as the expected seasoning of the credit card accounts.

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
Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.6%	3.8%	4.6%	3.9%	4.2%	4.0%	3.9%	3.8%
60 to 89 days past due	3.0	3.2	3.3	3.1	3.3	2.7	3.1	2.8
90 or more days past due	6.0	9.0	7.8	7.8	7.3	6.7	6.4	6.0

Total 30 or more days past due	13.6%	16.0%	15.7%	14.8%	14.8%	13.4%	13.4%	12.6%
Total 60 or more days past due	9.0%	12.2%	11.1%	10.9%	10.6%	9.4%	9.5%	8.8%

        Our 60 or more days past due delinquency rates have decreased from 12.2% at March 31, 2002 to 9.0% at June 30, 2002. We expect the portfolio delinquencies to increase as the receivables acquired in connection with our 2002 acquisitions age into later delinquency status.

        The following table presents the delinquency trends for our originated portfolio:

	At or for the Three Months Ended
	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Originated Portfolio
Receivables delinquent:
30 to 59 days past due	$75,024	$63,423	$79,820	$64,938	$62,910	$54,943	$48,147	$40,809
60 to 89 days past due	53,010	54,273	59,613	52,633	50,050	37,857	40,491	30,968
90 or more days past due	130,996	157,866	141,168	133,599	111,598	96,386	87,044	68,548

Total 30 or more days past due	$259,121	$275,562	$280,601	$251,170	$224,558	$189,186	$175,682	$140,325
Total 60 or more days past due	$184,097	$212,139	$200,781	$186,232	$161,648	$134,243	$127,535	$99,516
Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.6%	3.7%	4.5%	3.9%	4.1%	3.8%	3.5%	3.6%
60 to 89 days past due	3.2	3.2	3.4	3.1	3.3	2.6	3.0	2.7
90 or more days past due	8.0	9.3	7.9	7.9	7.3	6.7	6.4	6.0

Total 30 or more days past due	15.8%	16.2%	15.8%	14.9%	14.7%	13.1%	12.9%	12.3%
Total 60 or more days past due	11.2%	12.5%	11.3%	11.0%	10.6%	9.3%	9.4%	8.7%

        The 60 or more days past due delinquency rates in our originated portfolio decreased to 11.2% at June 30, 2002 from 12.5% at March 31, 2002. This decrease is primarily reflected in the 90 or more days past due category. We anticipate fairly stable delinquency rates in our originated portfolio going forward. Our delinquency rates have increased in general due primarily to the seasoning of receivables that were originated during 2000 and 1999 and the general economic conditions that prevailed during 2001 and the nine months ended September 30, 2002. As the average age of an originated credit card receivables portfolio increases, delinquency rates can be expected to be low during the first six months of their life; dramatically increase and peak towards the rest of the first year and during the second year; and then decrease and stabilize after year two. We have observed this trend in the industry as well as within our own originated portfolio.

        The following table presents the delinquency trends for our purchased portfolio:

	At or for the Three Months Ended
	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Purchased Portfolio
Receivables delinquent:
30 to 59 days past due	$4,937	$5,000	$6,681	$5,342	$6,692	$8,395	$10,991	$9,504
60 to 89 days past due	2,900	2,954	3,362	3,334	5,034	5,096	6,627	6,356
90 or more days past due	5,253	5,849	6,239	7,868	9,896	10,867	11,524	10,205

Total 30 or more days past due	$13,090	$13,803	$16,282	$16,544	$21,622	$24,358	$29,142	$26,065
Total 60 or more days past due	$8,153	$8,803	$9,601	$11,202	$14,930	$15,963	$18,151	$16,561
Receivables delinquent as % of period-end loans:
30 to 59 days past due	5.7%	4.8%	5.9%	4.4%	5.0%	5.7%	6.7%	5.4%
60 to 89 days past due	5.1	2.9	3.0	2.7	3.8	3.5	4.1	3.6
90 or more days past due	7.7	5.7	5.5	6.4	7.4	7.4	7.1	5.7

Total 30 or more days past due	15.2%	13.4%	14.4%	13.5%	16.2%	16.6%	17.9%	14.7%
Total 60 or more days past due	9.5%	8.6%	8.5%	9.1%	11.2%	10.9%	11.2%	9.3%

        The 60 or more days past due delinquency rate in our purchased portfolio increased to 9.5% at June 30, 2002, compared to 8.6% at March 31, 2002 due primarily to a decline in the average managed loans in our purchased portfolio.

        The following table represents 50% of the receivables underlying the CSG Trust:

At or for the Three Months Ended
2002
Jun. 30
(Dollars in thousands; % of total)
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$24,376
60 to 89 days past due	11,153
90 or more days past due	252

Total 30 or more days past due	$35,781
Total 60 or more days past due	$11,405
Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.5%
60 to 89 days past due	2.1
90 or more days past due	0.0

Total 30 or more days past due	6.6%
Total 60 or more days past due	2.1%

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

        For purposes of reporting adjusted charge offs and the adjusted charge off ratios on the managed receivables below, the discount related to credit quality discussed earlier in this section was utilized to offset a portion of actual net charge offs. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	29.9%	32.3%	32.8%	33.9%	33.9%	34.6%	33.3%	30.3%
Other credit card income ratio	7.0%	7.4%	8.5%	9.2%	8.5%	8.3%	8.6%	7.9%
Combined gross charge offs	$143,840	$129,251	$122,753	$103,933	$92,312	$90,897	$75,698	$55,828
Net charge offs	$72,979	$68,407	$70,207	$63,759	$59,807	$58,229	$46,552	$35,678
Adjusted charge offs	$72,979	$68,407	$70,207	$63,759	$59,434	$58,126	$46,132	$34,525
Combined gross charge off ratio	29.6%	27.8%	26.7%	23.8%	22.7%	23.1%	21.6%	16.2%
Net charge off ratio	15.0%	14.7%	15.3%	14.6%	14.7%	14.8%	13.3%	11.4%
Adjusted charge off ratio	15.0%	14.7%	15.3%	14.6%	14.6%	14.8%	13.2%	11.0%

        Our generally declining other credit card income ratio can be attributed to our growth slowdown during 2001 and 2002, which resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships.

        The trending increase in combined charge offs and net charge offs and their respective ratios throughout the latter part of 2001 and 2002 can generally be attributed to the expected seasoning of our originated portfolio into the second and third years of our portfolio's life as discussed above and the effects of the generally poor economic environment that we have seen throughout 2001 and 2002 on our customer base level and their level of purchases and ability to pay. Further analysis of these trends is provided below with the tables that relate to more specific components of our overall portfolio.

        The difference between net charge offs and adjusted net charge offs represents the charge offs associated with acquired receivables that were charged against a credit quality discount that we establish relative to our acquisitions on the acquisition date thereof. As explained above, it is necessary to establish this credit quality discount to allow us to view the true economic losses associated with our acquired receivables; because by the acquisition date we know of credit quality issues within a portfolio and because we adjust our purchase price accordingly, post-acquisition charge offs of known credit quality issues at the acquisition date do not represent economic losses to CompuCredit.

        We continue to focus our resources on refining our credit underwriting standards for new accounts and to increase our focus on collection and post charge off recovery efforts to minimize losses. See the "Collection Strategies" discussion below.

        The following table presents the charge off data for our originated portfolio:

	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	30.4%	32.9%	33.5%	34.7%	34.6%	35.2%	34.4%	30.7%
Other credit card income ratio	7.6%	7.7%	9.0%	9.6%	9.1%	8.9%	9.6%	8.6%
Combined gross charge offs	$140,031	$125,755	$118,876	$99,220	$86,686	$84,104	$66,891	$48,106
Net charge offs	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434	$41,684	$30,201
Adjusted charge offs	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434	$41,684	$30,201
Combined gross charge off ratio	33.5%	28.7%	27.6%	24.5%	23.4%	23.7%	21.7%	15.9%
Net charge off ratio	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%	13.5%	11.3%
Adjusted charge off ratio	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%	13.5%	11.3%

        The general trending decline in the other credit card income ratio from 2001 through 2002 is due to our growth slowdown during this period, which has resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships.

Our combined gross charge off ratio has generally trended higher during the latter part of 2001 and throughout 2002 primarily due to the seasoning of the originated portfolio and the generally poor overall economic conditions that have existed throughout this time period. As our portfolio matures, we expect charge off rates to also increase and then stabilize. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year and beyond. While we have noticed this general trend within our originated portfolio and believe that this trend line applies in moderate to good economic environments, our charge offs have not moderated as quickly as expected, we believe primarily due to the generally poor economic conditions that have existed since the end of 2001 and the effects of these conditions on the ability of our cardholders to make their required payments. We also note that the combined gross charge off ratio and the net charge off ratio were adversely impacted by reductions during the quarter in the average managed receivables balances used in the denominator of the respective ratio computations.

        The following table presents the charge off data for our purchased portfolios:

	2002		2001				2000
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	25.0%	22.0%	23.3%	23.6%	26.2%	29.1%	25.3%	27.2%
Other credit card income ratio	2.7%	2.7%	1.9%	3.4%	2.7%	2.3%	2.1%	3.2%
Combined gross charge offs	$3,398	$3,496	$3,877	$4,713	$5,626	$6,793	$8,807	$7,722
Net charge offs	$2,222	$2,043	$1,752	$3,106	$4,052	$4,795	$4,868	$5,477
Adjusted charge offs	$2,222	$2,043	$1,752	$3,106	$3,679	$4,692	$4,448	$4,324
Combined gross charge off ratio	14.5%	12.9%	13.2%	14.8%	16.1%	17.5%	20.8%	18.2%
Net charge off ratio	9.5%	7.5%	6.0%	9.8%	11.6%	12.4%	11.5%	12.5%
Adjusted charge off ratio	9.5%	7.5%	6.0%	9.8%	10.5%	12.1%	10.5%	9.9%

        Our net, adjusted charge off, and combined gross ratios increased at June 30, 2002, compared to March 31, 2002, primarily due to the decline in our average managed receivables in our purchased portfolio.

        The following table presents the charge off data for 50% of the receivables underlying the CSG Trust:

2002
Jun. 30
Gross yield ratio	27.3%
Other credit card income ratio	3.7%
Combined gross charge offs	$410
Net charge offs	$410
Adjusted charge offs	$410
Combined gross charge off ratio	0.9%
Net charge off ratio	0.9%
Adjusted charge off ratio	0.9%

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

  •
  As of June 30, 2002, we had total securitization facilities of $1.7 billion and had used approximately $1.4 billion of these facilities. These facilities include the outstanding amounts on two floating rate three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000. Repayment for each one-year securitization facility begins on its maturity date In the case of our three-year term securitizations, cash may be accumulated as early as one year prior to the scheduled maturity date. Once repayment on any facility begins and until the facility is paid, cash may be accumulated within the trust and not paid to us to provide for the repayment of such facility. We have noted those facilities below.

Maturity Date	Facility Limit
(in millions)
August 2002(1)	$67.9
October 2002	306.0
March 2003	250.0
September 2003(2)	627.4
July 2004(3)	441.5

$1,692.8

  (1)
  Subsequent to June 30, 2002, this facility was renewed until February 2003. This balance is relates to the facility associated with our portfolios that we purchased during 1998. Under the terms of the securitization, the investors are paid each month with a percentage of the cash collected from cardholders over the servicing fees that we receive to service the accounts and credit balance refunds. Beginning in April 2002, 100% of the excess cash is being paid to the investors. Once the investors are repaid, all cash collected on any remaining receivables is payable to us.

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

        At June 30, 2002, all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At June 30, 2002, our securitizations had $1.8 billion in variable rate, interest-bearing liabilities, payable to investors compared to $1.3 billion as of June 30, 2001. Since both our managed interest-earning assets and substantially all of our managed interest-bearing liabilities reprice approximately every 30 days, we believe that the impact of a change in interest rates would not be material to our financial performance.

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

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
10.1	CSGQ Trust Master Indenture, dated as of June 25, 2002, among CSG Trust, as Issuer, CitiBank, N.A., as Note Administrator, and U.S. Bank National Bank, as Indenture Trustee.	August 14, 2002, Form 10-Q, exhibit 10.1
10.2	Series 2002-1 Indenture Supplement, Term Notes, dated as of June 25, 2002, among CSG Trust, as Issuer, CitiBank, N.A., as Note Administrator, and U.S. Bank National Bank, as Indenture Trustee.	August 14, 2002, Form 10-Q, exhibit 10.2
10.2(a)
	Series 2002-A Indenture Supplement, Variable Funding Notes, dated as of June 25, 2002, among CSG Trust, as Issuer, CitiBank, N.A., as Note Administrator, and U.S. Bank National Bank, as Indenture Trustee.	August 14, 2002, Form 10-Q, exhibit 10.2(a)
10.3
	CSGQ Trust, Series 2002-A Variable Funding Notes Purchase Agreement, dated as of June 25, 2002, among PACCT LLC, as Seller, Providian National Bank, in its capacity and as Accounts Owner, CSG, LLC, as Purchaser, and MTGLQ Investors, L.P., SB Funding Corp. and CompuCredit Acquisition Corporation, as Secondary Purchasers.	August 14, 2002, Form 10-Q, exhibit 10.3
10.4	Transfer and Servicing Agreement, dated as of June 25, 2002, among PACCT LLC, as Transferor, CompuCredit Corporation, as Servicer, and CSG Funding, LLC, as O/C Holder.	August 14, 2002, Form 10-Q, exhibit 10.4
10.5	Trust Agreement, dated as of June 25, 2002, among PACCT LLC, as Transferor, CSG Funding, LLC, as O/C Holder, and Wilmington Trust Company, as Owner Trustee.	August 14, 2002, Form 10-Q, exhibit 10.5
10.6	CSGQ Trust, Series 2002-1 Class B Notes, Series 2002-1 O/C Certificates, dated June 25, 2002, and PACCT, LLC as Seller	August 14, 2002, Form 10-Q, exhibit 10.6
10.7
	Sale and Purchase Agreement, dated as of July 2, 2002, among Minnesota Telemarketing, Inc., as Seller, Fingerhut Companies, Inc., as Seller and Licensor, FACS Group, Inc., as Subservicer and Licensor, Axsys National Bank, as Licensor, and CompuCredit Acquisition Corporation III, as Purchaser.	August 14, 2002, Form 8-K, exhibit 2.1
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K/A dated April 4, 2002, including Exhibit 99.1, which contains certain information regarding Changes in Registrant's Certifying Accountant.

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

QuickLinks

COMPUCREDIT CORPORATION FORM 10-Q TABLE OF CONTENTS June 30, 2002
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Unaudited) For the six months ended June 30, 2002 and 2001
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CompuCredit Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) June 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS