Form 10-Q/A
period 2002-09-30
COMPUCREDIT CORP
filed 2003-03-24
CIK 1068199

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

YES ☒    NO ☐

        The number of shares outstanding of the issuer's only class of Common Stock, no par value, (the "Common Stock"), as of October 31, 2002, was 45,726,265 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

September 30, 2002

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$60,550	$55,746
Restricted cash	10,055	—
Retained interests in credit card receivables securitized	312,525	358,889
Accrued interest and fees	16,596	32,928

Net credit card receivables	329,121	391,817
Amounts due from securitization	14,788	20,996
Deferred costs, net	9,061	17,862
Software, furniture, fixtures and equipment, net	30,651	34,522
Prepaid expenses	1,004	1,540
Investment in equity-method investee	16,355	—
Investment in debt security	20,881	—
Other assets	13,037	13,974

Total assets	$505,503	$536,457

Liabilities
Accounts payable and accrued expenses	$37,311	$28,321
Notes payable	9,890	16,517
Deferred revenue	6,595	13,820
Income tax liability	19,925	31,320

Total liabilities	73,721	89,978
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	31,658	29,512
Series B preferred stock, 10,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	10,766	10,000
Common stock, no par value:
150,000,000 shares authorized, 46,559,165 shares issued at September 30, 2002 and December 31, 2001	—	—
Additional paid-in capital	240,352	240,352
Treasury stock, at cost, 500,000 shares at September 30, 2002	(2,614)	—
Note issued to purchase stock	(500)	(500)
Retained earnings	152,120	167,115

Total shareholders' equity	431,782	446,479

Total liabilities and shareholders' equity	$505,503	$536,457

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$754	$376	$1,414	$2,032
Interest expense	(5,670)	(105)	(5,773)	(116)

Net interest (expense) income	(4,917)	271	(4,359)	1,916

Other operating income:
Securitization (loss) income, net	(18)	571	(18)	1,075
Income (loss) from retained interests in credit card receivables securitized	23,708	19,159	(33,511)	55,882
Servicing income	17,242	1,411	20,921	4,646
Other credit card fees	23,856	23,948	72,554	63,457
Interchange fees	3,912	6,212	11,934	17,114
Ancillary products	3,295	8,731	11,630	23,673
Equity in income of equity-method investee	19,552	—	24,097	—

Total other operating income	91,547	60,032	107,607	165,847
Other operating expense:
Non-servicing salaries and benefits	5,663	3,330	12,287	8,373
Credit card servicing	29,385	15,650	65,273	44,830
Marketing and solicitation	4,361	7,670	9,402	27,528
Professional fees	2,261	837	3,691	2,647
Data processing	2,339	2,375	5,753	6,867
Net occupancy	1,365	1,112	3,714	2,519
Ancillary product expense	1,009	2,058	4,062	8,138
Other	6,326	4,282	17,386	11,427

Total other operating expense	52,709	37,314	121,568	112,329
Income (loss) before income taxes	33,921	22,989	(18,320)	55,434
Income taxes	(11,872)	(8,049)	6,412	(19,405)

Net income (loss)	$22,049	$14,940	$(11,908)	36,029

Net income (loss) attributable to common shareholders	$20,995	$14,940	$(14,995)	36,029

Net income (loss) per common share—basic	$0.43	$0.32	$(0.32)	$0.77
Net income (loss) per common share—assuming dilution	$0.43	$0.32	$(0.32)	$0.77

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity (Unaudited)
For the nine months ended September 30, 2002 and 2001

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2000	$—	46,514,639	$—	$239,789	$—	$—	$164,392	$404,181
Issuance of common stock	—	44,526	—	563	—	—	—	563
Note issued to purchase stock	—	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	—	36,029	36,029

Balance at September 30, 2001	$—	46,559,165	$—	$240,352	$—	$(500)	$200,421	$440,273

Balance at December 31, 2001	$39,512	46,559,165	$—	$240,352	$—	$(500)	$167,115	$446,479
Issuance cost of Series A preferred stock	(140)	—	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	—	(3,087)	(3,087)
Accretion of preferred dividends	3,052	—	—	—	—	—	—	3,052
Treasury stock (500,000 shares, at cost)	—	—	—	—	(2,614)	—	—	(2,614)
Net loss	—	—	—	—	—	—	(11,908)	(11,908)

Balance at September 30, 2002	$42,424	46,559,165	$—	$240,352	$(2,614)	$(500)	$152,120	$431,782

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002

1. Organization and Basis of Presentation

        The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, the "Company"). The Company was formed for the purpose of offering unsecured credit and fee-based products and services to a segment of the consumer credit market. The Company sources the accounts to which it offers these products and services through direct mail, telemarketing, television, the internet, and acquisition from other credit card issuers. Because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. Additionally, the Company has purchased the receivables relating to accounts generated by other third party financial institutions from time to time as a further source for growth in its business. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as credit losses, payments, discount rates and the yield earned on securitized receivables have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results for the year ended December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the notes to the financial statements for the year ended December 31, 2001, contained in the Company's Annual Report on Form 10-K filed with the SEC.

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

Asset Securitization

        All of the Company's credit card receivables are securitized. When the Company sells originated receivables in securitizations, it retains certain undivided ownership interests, interest-only ("I/O") strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized.

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability with respect to a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair market value with changes in fair value included in income. The change in the fair value is included as a component of the Company's income from retained interests in credit card receivables securitized with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cashflows using management's best estimates of key assumptions as outlined in Note 4. The servicing liability is netted against the value of the I/O strip and included in Retained interests in credit card receivables securitized on the Company's Balance Sheet. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities ("QSPEs") in its securitizations.

        The retained interests are subsequently accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in income in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The estimates used in the determination of the gains and losses and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company's control, and, as a result, such estimates could materially change from quarter to quarter.

        Purchased retained interests are recorded at the lower of their amortized cost or estimated fair market value in accordance with Emerging Issues Task Force issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20").

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

Equity Investment

        Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company has a 50% interest in a limited liability company and records its 50% interest in the income or loss of such investee within other operating income each period. The carrying amount of the Company's investment is recorded on the balance sheet as investment in equity-method investee. There is no difference between the cost of the investment and the underlying equity in net assets of the equity-method investee. The Company evaluates its investment in the equity-method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investment's stock, the Company compares the carrying amount to the expected undiscounted future cash flows the investment is expected to produce. If the expected undiscounted future cash flows equal or exceed the carrying amount, the asset is not considered impaired; if, on the other hand, the undiscounted future cash flows are less than the carrying amount, the asset is considered impaired.

Investments in Debt Securities

        During the third quarter of 2002, CSG, LLC (the Company's equity method investee; see Note 3, "Equity-Method Investment in CSG, LLC" below) distributed certain bonds to its members as a partial return of their initial investment in CSG, LLC. The Company recorded the bonds it received at their fair value. In accordance with Statement No. 115, and based on the Company's intentions and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity and accounts for these bonds at their amortized cost. Investments in debt securities are regularly reviewed for impairment.

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

4. Purchase of Assets

        In July 2002, the Company closed a transaction with Federated Department Stores, Inc. (NYSE: FD) in which the Company purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. In accordance with EITF 99-20, the Company will account for the retained interest it purchased at the lower of amortized cost or fair market value. The expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interest using the effective interest method.

5. Securitizations

        The Company securitizes all of its credit card receivables originated on a daily basis under its primary third party financial institution relationship (the "originated portfolio") through Master Trusts. Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also has securitized two portfolios of credit card receivables relating to pools purchased in 1998 through a securitization structure with a third party commercial paper conduit administered by a national banking institution. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust (see Note 4, "Purchase of Assets").

        In accordance with the above, all of the Company's credit card receivables (whether from the originated portfolio or the purchased portfolio) are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests in the trusts. Generally accepted accounting principles in the United States of America require the Company to treat transfers of its receivables to the securitization trusts as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets, if the following conditions are met:

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

        The investors in the Company's securitization transactions have no recourse against the Company for cardholders' failure to pay their credit card loans. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid. The gross amount of receivables securitized increased from September 30, 2001, to September 30, 2002, due to the purchase of the retained interest in the Fingerhut Trust (see Note 4, "Purchase of Assets").

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

        The pretax securitization (loss) or income recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the receivable becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

        Subsequent to each sale, the Company's retained interests are carried at the lower of amortized cost or estimated fair market value, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company's retained interests in its originated portfolio are generally not available, the Company estimates fair value for these retained interests based on the estimated present value of future cash flows using management's best estimates of key assumptions.

        The retained interests in credit card receivables securitized include the following:

	September 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$102,372	$84,390
Fair value of Seller's Interest	333,906	312,622
Servicing liability	(123,753)	(38,123)

Retained interests in credit card receivables securitized	$312,525	$358,889

        The I/O strip reflects the fair value of the Company's rights to future income from our originated portfolio. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The change in the servicing liability is included in income from retained interests in credit card receivables securitized. The fair value of seller's interest includes those interests the Company retains in securitizations of the originated and purchased portfolio receivables.

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

        The Company's managed receivables portfolio underlying its securitizations is comprised of retained interests in receivables securitized and the investors' share of securitized credit card receivables. The investors' share of securitized credit card receivables is not an asset of the Company, and as such, is not included in the Company's consolidated balance sheets. The principal balances outstanding as of September 30, 2002, and December 31, 2001, were $2.2 billion and $1.7 billion, respectively. The following table summarizes the balances included in the Company's managed receivables portfolio underlying its securitizations.

	September 30, 2002	December 31, 2001
	(in thousands)
Total principal balance	$2,228,840	$1,711,755
Total finance charge balance	280,296	180,087

Total receivables	$2,509,136	$1,891,842

Receivables delinquent 60 or more days	$373,668	$210,382

6. Commitments and Contingencies

        The Company is an equity member of CSG. During the second quarter of 2002, CSG entered into a note purchase agreement whereby it has agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available, to fund new cardholder purchases. Measuring as of September 30, 2002, CSG has agreed to purchase up to $200 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of September 30, 2002, CSG had not and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at September 30, 2002, was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of September 30, 2002, the maximum amount of the Company's guarantee was $100 million. The Company currently does not have any liability recorded with respect to this guarantee.

        In connection with the third quarter of 2002 extension of the Company's affinity agreement with its principal third-party originating financial institution through March 2006, the Company, through certain of its subsidiaries, has pledged retained interests valued at approximately $69.2 million to secure its obligations to purchase credit card receivables originated on a daily basis through the third-party financial institution's cardholder accounts.

7. Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in thousands)
Numerator:
Net income (loss)	$22,049	$14,940	$(11,908)	$36,029
Preferred stock dividends	(1,054)	—	(3,087)	—

Income (loss) attributable to common shareholders	$20,995	$14,940	$(14,995)	$36,029
Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	51,132	46,559	46,547	46,536
Effect of dilutive stock options	8	103	—	103

Denominator for diluted income (loss) per share—adjusted weighted-average shares	51,140	46,662	46,547	46,639
Basic income (loss) per share	$0.43	$0.32	$(0.32)	$0.77
Diluted income (loss) per share	$0.43	$0.32	$(0.32)	$0.77

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

8. Borrowings and Restricted Cash

        During the second quarter of 2002, the Company entered into a loan in the amount of $31.4 million to partially fund the purchase of its equity interest in CSG (see Note 3, "Equity-Method Investment in CSG, LLC"). The loan bears interest at Prime plus 5% and is non-recourse to the Company. Although the note has a stated maturity in 2007, it is payable only with the cash flows received from CSG and therefore does not have any minimum payment amounts. The Company anticipates it will receive cash flows from CSG each month, and therefore, the Company anticipates repaying this loan monthly. At September 30, 2002, $9.9 million was outstanding under the loan. The lender is also entitled to share in a portion of excess cash flows received by the Company from CSG once the loan has been repaid.

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

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Forward-Looking Information" and others set forth under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K filed with the Securities and Exchange Commission and other factors discussed in that section, there is a risk that our actual results will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section.

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

        Securitization income is gain or loss we recognize at the time of each sale of our credit card receivables. Income or loss from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables that have been securitized. See the "Credit Card Securitizations" and "Results of Operations" sections for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of credit card receivables. Other credit card fee income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders. Interchange fees are the portion of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the fees earned by selling various fee-based products including various memberships, insurance, subscription and other products. Equity in the income of our equity-method investee is discussed below.

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

        During the second quarter of 2002, we purchased a 50% interest in CSG, LLC ("CSG"). CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a certificated interest issued by a trust ("CSG Trust"). Equity in the income of our equity-method investee is 50% of CSG's income or loss, before income taxes. See the "Results of Operations" and "Other Operating Income" sections for additional information on these revenues. We agreed to service the entire portfolio of credit card receivables underlying the CSG Trust. In exchange for our servicing, we receive a fee. In our "Selected Credit Card Data" section, we include information relating to the receivables underlying our securitizations. Beginning with the second quarter of 2002, our data reflects the credit card receivables that we have securitized as well as 50% of the managed receivables underlying the CSG Trust (which reflects our 50% interest in CSG).

        In July 2002, we closed a transaction with Federated Department Stores, Inc. (NYSE: FD) in which we purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. We also hired approximately 830 employees from Federated to service the receivables in the trust.

        We assumed a servicing liability in the Federated transaction because the contractual servicing fee from the trust is less than adequate compensation for servicing the receivables. Our servicing liabilities, as well as why we accept servicing revenues less than our anticipated servicing costs, are more fully described in our "Credit Card Securitizations" section below.

        During the third quarter of 2002, we extended an Affinity Card Agreement with Columbus Bank and Trust ("CB&T"), the subsidiary of Synovus Financial Corporation that provides for the issuance of our credit cards. This agreement was extended from December 2003 to March 2006.

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

Credit Card Securitizations

        We began marketing and servicing credit card accounts in February 1997. Columbus Bank &Trust ("CB&T") originates Visa and MasterCard revolving credit card accounts under an agreement with us. On a daily basis, CB&T sells us an interest in the receivables created that day in their accounts. Similarly, with respect to the retained interests we acquired from Federated in July 2002, the credit card accounts underlying the securitization are owned by Axsys National Bank. Each day, upon our acquisition of that day's receivables, we in turn sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The trusts or conduits issue notes to investors in order to obtain the cash to pay us for the receivables.

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

        The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of over-collateralization, which means that we sell the receivables for cash and a subordinated retained interest. Because the retained interest is subordinate to the investors' investment, the investors get excess collateral for their cash purchase price. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a seller's interest. These retained interests represent the difference in the cash we receive from the investors when we sell our originated receivables in our securitizations and the cash we paid to initially purchase the receivables. Increases in retained interests are a use of our cash.

        The investors in the securitized receivables have no recourse against us for the cardholders' failure to pay their credit card balances; however, substantially all of our retained interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our retained interests will absorb any losses due to cardholders' failure to repay their balances first before investors in the securitizations have to absorb these losses.

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

        Our securitizations are treated as sales under generally accepted accounting principles in the United States of America ("GAAP"). As such, we remove the securitized receivables from our consolidated balance sheet. As noted above, we retain a seller's interest in the pool of assets included in each securitization, with the right to receive collections allocated to such seller's interest after payments to investors are made. These amounts are recorded as income from retained interests in credit card receivables securitized. Because quoted market prices are generally not available for the retained interests arising from securitizations of our originated portfolio, the fair values of our seller's interests in our originated portfolio's receivables are based on the estimated present value of the future cash flows using management's best estimates of key assumptions and the estimated collectible portion of finance charge receivables. We also recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during their life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over related credit losses, interest paid to investors, servicing costs and other expenses. The I/O strip and the seller's interest are included in "Retained Interests in Credit Card Receivables Securitized" on our consolidated balance sheet.

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

        The securitization transactions do not affect the relationship we have with our customers, and we continue to service the credit card receivables. We either perform the servicing or contract with third party service providers. The fees we receive to service credit cards are included in our servicing income and are discussed in our "Results of Operations—Other Operating Income" section. In cases where we do not receive adequate compensation for servicing the credit cards, we have recognized a servicing liability for the projected servicing costs that exceed our projected servicing revenue. See our "Net Securitization Income and Income from Retained Interests" section for the assumptions used and the servicing liability amounts. The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because during the revolving period, we receive all of the excess cash flows from the securitizations; these excess cash flows represent collections on the receivables in excess of the interest paid to the investors, the servicing fees paid to us as servicer, and required amortization payments. Because we receive the residual or excess cash flows during the revolving period, the total cash we expect to receive inclusive of both the servicing revenue as well as the excess cash flows is expected to more than cover our servicing costs.

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

        The maturities of these notes range from February 2003 to July 2004, and are more fully detailed in the "—Liquidity, Funding and Capital Resources" section. We try to structure our securitization funding sources by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes.

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

        Our income from retained interests also decreased during 2002 as compared to 2001 due to a reduction in the profitability of the credit card receivables underlying our retained interests. This is due to an increase in the charge offs of the receivables, which is due to a larger percentage of our receivables aging through the second year of their life. When credit card receivables are first originated, they tend to have low charge off rates in their first twelve months. The charge off rate then dramatically increases during year two and then moderates in year three and beyond. We have seen this trend in the performance of our receivables and believe it is typical in other credit card portfolios in the industry. For the first nine months of 2002, we incurred charge offs of $199.1 million, as compared to $169.8 million during the first nine months of 2001. We further describe the receivables portfolio in the "Selected Credit Card Data" section.

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

Net Securitization (Loss) Income and Income (Loss) from Retained Interests

        Retained interests in credit card receivables securitized are valued in accordance with the provisions of Statement No. 140. These retained interests are subsequently accounted for as trading securities and reported estimated fair market value in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Purchased retained interests are recorded at the lower of their amortized cost or estimated fair market value in accordance with EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). See the "Credit Card Securitizations" section.

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

        The fair value of our retained interests in our originated portfolio in credit card receivables securitized is estimated by discounting the expected future cash flows from the securitized receivables at rates we believe are consistent with those that would be used by an independent third party. These rates historically reflect (a) prior transactions completed by us, (b) average rates disclosed by our peers, (c) average rates we have reviewed from transactions where the total interest rate to the investor has been disclosed and (d) an independent financial advisory firm's evaluation of the residual cash flow discount rate during the second quarter of 2002. Because quoted market prices are generally not available for retained interests in our originated portfolio, the fair value of our retained interests is based on the estimated present value of future cash flows from the receivables that have been securitized using management's best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interest as well as the realization of expected future cash flows. (See the "Critical Accounting Policies" section.)

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

        During the first quarter of 2002, due to the continued general weakness of the economy and the continued stress and liquidity challenges that we saw in the asset backed securities markets, we did not believe that there was sufficient evidence to warrant a reduction in our discount rate. In the second quarter of 2002, however, our liquidity position improved with the purchase (through our 50%-owned equity method investee, CSG) of the retained interests from Providian. Additionally, we finalized the terms of a new securitization structure with more favorable advance rates, pricing and other terms. As a result, we concluded, after consultation with and corroboration by an independent third-party valuation firm, that a reduction in our discount rate was warranted—at this point we reduced our discount rate to 22.5%. The valuation techniques utilized by the third-party valuation firm included analyzing our recent transactions and our competitors (both direct and indirect) discount rates and cost of equity, with equal weighting given to each. During the third quarter of 2002, we did not see any evidence indicating an adjustment in our discount rate was necessary, thus, our residual cash flows discount rate remained at 22.5% at the end of that period.

        Our retained interests in credit card receivables securitized include the following:

	September 30, 2002	December 31, 2001
	(In thousands)
I/O strip	$102,372	$84,390
Fair value of Seller's Interest	333,906	312,622
Servicing liability	(123,753)	(38,123)

Retained interests in credit card receivables securitized	$312,525	$358,889

        The I/O strip reflects the estimated fair value of our rights to future income from the originated portfolio. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the estimated fair value of the costs to service receivables above and beyond the servicing income we expect to receive from the securitizations. The change in the servicing liability is included in income from retained interests in credit card receivables securitized. The fair value of seller's interests includes all of the retained interests we own in the securitizations. Our I/O Strip increased from December 31, 2001, primarily due to a decrease in our residual cash flows discount rate from 34.9% at December 31, 2001, to 22.5% at September 30, 2002, as discussed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2002. Our servicing liability increased due to the servicing liability we assumed when we purchased the retained interests from Federated in July 2002. The fair value of seller's interest increased due to the acquisition of the retained interests we purchased from Federated in July 2002, offset however by a decrease during 2002 in our estimate of the fair value of our retained interests in finance charge receivables.

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

Other Operating Income

        Other operating income, excluding securitization (loss) income, income (loss) from retained interests in credit card receivables securitized and equity in income of equity-method investee, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Gross servicing income	$17,242	$1,411	$20,921	$4,646
Other credit card fees	23,856	23,948	72,554	63,457
Interchange fees	3,912	6,212	11,934	17,114
Ancillary products	3,295	8,731	11,630	23,673

Total other operating income	$48,305	$40,302	$117,039	$108,890

        Other operating income increased to $48.3 million for the three months ended September 30, 2002, from $40.3 million for the three months ended September 30, 2001, and increased to $117.0 million for the nine months ended September 30, 2002, from $108.9 million for the nine months ended September 30, 2001. Our servicing income increased for the three and nine months ended September 30, 2002, compared to the same periods in 2001 primarily due to the servicing fees we earned as the servicer of receivables of the CSG Trust and the Fingerhut Trust. Other credit card fees were $23.9 million for both the three months ended September 30, 2002, and 2001, and include annual, over-limit, cash advance, insufficient funds, maintenance and other miscellaneous fees. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us on the purchase volume on our credit card receivables. Interchange fees decreased to $3.9 million from $6.2 million due to a decrease in the purchase volume on the credit card receivables. Ancillary product revenue decreased to $3.3 million from $8.7 million due to fewer customers purchasing our products and because we have decreased growth in new accounts within our originated portfolio during the past four quarters. Our ancillary product income is very sensitive to the number of new accounts we originate as sales of our fee-based products are higher to new customers than to existing cardholders. Within our originated portfolio, we added approximately 148,000 new accounts through September 30, 2002, versus approximately 549,000 new accounts through September 30, 2001. Because we have decreased the number of new accounts we have added through our originated portfolio during 2002, our ancillary product income may continue to decline in 2002.

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

Selected Credit Card Data

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future, and retain the rights and obligations associated with servicing the accounts. Securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. During the second quarter of 2002, we purchased a 50% interest in CSG, which was formed to acquire notes and a certificated interest in CSG Trust, which owns a portfolio of credit card receivables. The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table is presented to reflect credit card receivables that we have securitized and 50% of the managed receivables underlying the CSG Trust (which reflects our ownership percentage in CSG). We have included 50% of the managed receivables underlying the CSG Trust because we have a 50% interest in the CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income are dependent upon 50% of the managed receivables. In addition to owning our 50% interest in CSG, we are the servicer for 100% of the receivables in the CSG Trust, and we receive a servicing fee from the CSG Trust which we believe to be adequate compensation for the servicing we perform.

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

        Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer's credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk as well as their supply and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

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

        Our strategy for managing delinquency and credit losses consists of active account management throughout the customer relationship. This strategy includes credit line management and pricing based on each customer's credit risk.

        Delinquencies.    Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer's statement. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See "the Net Charge Offs" section.

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

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross yield ratio	32.4%	29.9%	32.3%	32.8%	33.9%	33.9%	34.6%	33.3%
Other credit card income ratio	4.9%	7.0%	7.4%	8.5%	9.2%	8.5%	8.3%	8.6%
Combined gross charge offs	$182,964	$143,840	$129,251	$122,753	$103,933	$92,312	$90,897	$75,698
Net charge offs	$71,621	$72,979	$68,407	$70,207	$63,759	$59,807	$58,229	$46,552
Adjusted charge offs	$64,080	$72,979	$68,407	$70,207	$63,759	$59,434	$58,126	$46,132
Combined gross charge off ratio	23.7%	29.6%	27.8%	26.7%	23.8%	22.7%	23.1%	21.6%
Net charge off ratio	9.3%	15.0%	14.7%	15.3%	14.6%	14.7%	14.8%	13.3%
Adjusted charge off ratio	8.3%	15.0%	14.7%	15.3%	14.6%	14.6%	14.8%	13.2%

        Our generally declining other credit card income ratio can be attributed to (1) our growth slowdown during 2001 and 2002, which resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships, and (2) the effects of our acquisitions—specifically, a large increase in the average managed receivables in the denominator of this ratio without a commensurate increase in other credit card income given that the Fingerhut portfolio, as a closed end portfolio of specialty retail credit cards, yields little other credit card income.

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

        The sharp declines in the combined gross charge off ratio and the net charge off ratio during the third quarter of 2002 can be attributed to the effects of our 2002 portfolio acquisitions—specifically, a large increase in the average managed receivables in the denominator of those ratios for the quarter without a commensurate increase in charge-offs of accrued finance charges, fees, and principal in that quarter given that we do not record within our managed receivables data any acquired accounts that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisitions. The exclusion from our credit card data of acquired accounts at a late stage of delinquency and at or near charge off by the seller means that there are fewer accounts in the 90-plus day delinquency categories at an acquisition date and accordingly, fewer potential accounts that could potentially charge off until several months after the acquisition date. We expect that this effect of our portfolio acquisitions will begin to normalize within our charge off data in the fourth quarter of 2002 and will continue to do so during the first half of 2003; this occurs as some portion of the acquired accounts season into later stage delinquency status and ultimately are charged off throughout the first six to nine months or so following an acquisition.

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

        The following table presents the charge off data for our originated portfolio:

	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross yield ratio	32.6%	30.4%	32.9%	33.5%	34.7%	34.6%	35.2%	34.4%
Other credit card income ratio	7.6%	7.6%	7.7%	9.0%	9.6%	9.1%	8.9%	9.6%
Combined gross charge offs	$125,700	$140,031	$125,755	$118,876	$99,220	$86,686	$84,104	$66,891
Net charge offs	$62,409	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434	$41,684
Adjusted charge offs	$62,409	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434	$41,684
Combined gross charge off ratio	30.6%	33.5%	28.7%	27.6%	24.5%	23.4%	23.7%	21.7%
Net charge off ratio	15.2%	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%	13.5%
Adjusted charge off ratio	15.2%	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%	13.5%

        The general trending decline in the other credit card income ratio from 2001 through 2002 is due to our growth slowdown during this period, which has resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships. Our combined gross charge off ratio has generally trended higher during the latter part of 2001 and throughout 2002 primarily due to the seasoning of the originated portfolio and the generally poor overall economic conditions that have existed throughout this time period. During the quarter ended September 30, 2002, however, we experienced lower charge off rates as we had a lower percentage of accounts 90 days or more past due at June 30, 2002. This amount has increased at September 30, 2002; therefore, we anticipate our charge off rates increasing during the fourth quarter of 2002. As our portfolio matures, we expect charge off rates to also increase and then stabilize. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year and beyond. While we have noticed this general trend within our originated portfolio and believe that this trend line applies in moderate to good economic environments, our charge offs have not moderated as quickly as expected, we believe primarily due to the generally poor economic conditions that have existed since the end of 2001 and the effects of these conditions on the ability of our cardholders to make their required payments. We also note that the combined gross charge off ratio and the net charge off ratio were adversely impacted by reductions during the quarter in the average managed receivables balances used in the denominator of the respective ratio computations.

        The following table presents the charge off data for our purchased portfolios:

	2002			2001				2000
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Gross yield ratio	34.2%	25.0%	22.0%	23.3%	23.6%	26.2%	29.1%	25.3%
Other credit card income ratio	0.2%	2.7%	2.7%	1.9%	3.4%	2.7%	2.3%	2.1%
Combined gross charge offs	$22,597	$3,398	$3,496	$3,877	$4,713	$5,626	$6,793	$8,807
Net charge offs	$4,960	$2,222	$2,043	$1,752	$3,106	$4,052	$4,795	$4,868
Adjusted charge offs	$1,671	$2,222	$2,043	$1,752	$3,106	$3,679	$4,692	$4,448
Combined gross charge off ratio	9.9%	14.5%	12.9%	13.2%	14.8%	16.1%	17.5%	20.8%
Net charge off ratio	2.2%	9.5%	7.5%	6.0%	9.8%	11.6%	12.4%	11.5%
Adjusted charge off ratio	0.7%	9.5%	7.5%	6.0%	9.8%	10.5%	12.1%	10.5%

        As one would expect, our combined gross charge offs and net charge offs for our purchased portfolios increased substantially during the third quarter of 2002 based on our acquisition of the Fingerhut portfolio during the third quarter of 2002. The increases in both of these metrics as compared to the metrics for our 1998 acquisition in the quarters leading up to the third quarter of 2002 are expected and are attributed principally to two factors. First, the receivables that were acquired in the 1998 acquisition have seasoned in the several years since their acquisition into receivables with a relatively low rate of charge offs; we expect to experience higher charge offs in the first few years after a portfolio acquisition than we should experience years later after several of the problem accounts have already been either charged off or closed and liquidated. Second, a higher rate of combined gross charge offs can be expected for the Fingerhut receivables given the higher gross yield ratio for these receivables relative to those that we acquired in 1998.

        The declines in the other credit card income ratio for the purchased portfolios can be attributed to the effects of our Fingerhut acquisition—specifically, a large increase in the average managed receivables in the denominator of this ratio without a commensurate increase in other credit card income given that the Fingerhut portfolio, as a closed end portfolio of specialty retail credit cards, yields little other credit card income.

        The sharp declines in the combined gross charge off ratio and, the net charge off ratio, during the third quarter of 2002 can also be attributed to the effects of the Fingerhut portfolio acquisition—specifically, a large increase in the average managed receivables in the denominator of those ratios for the quarter without a commensurate increase in charge-offs of accrued finance charges, fees, and principal in that quarter given that we do not record within our managed receivables data any acquired accounts that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisitions. The exclusion from our credit card data of acquired accounts at a late stage of delinquency and at or near charge off by the seller means that there are fewer accounts in the 90-plus day delinquency categories at an acquisition date and accordingly, fewer potential accounts that could potentially charge off until several months after the acquisition date. This effect of the Fingerhut portfolio acquisition began to normalize within our charge off data in the fourth quarter of 2002 and will continue to do so during the first half of 2003; this occurs as some portion of the acquired accounts season into later stage delinquency status and ultimately are charged off throughout the first six to nine months or so following an acquisition.

        The following table presents the charge off data for 50% of the receivables underlying the CSG Trust:

	2002
	Sep. 30	Jun. 30
Gross yield ratio	28.8%	27.3%
Other credit card income ratio	4.9%	3.7%
Combined gross charge offs	$34,667	$410
Net charge offs	$4,252	$410
Adjusted charge offs	$0	$410
Combined gross charge off ratio	26.2%	0.9%
Net charge off ratio	3.2%	0.9%
Adjusted charge off ratio	0.0%	0.9%

        Our net and combined gross charge off ratios increased at September 30, 2002, as compared to June 30, 2002, primarily due to the fact that at June 30, 2002, there were very few accounts 90 days or more past due. This was because receivables that were at or near charge off at the time of acquisition were excluded. The difference between net charge offs and adjusted charge offs is due to the amortization of the discount related to credit quality discussed at the beginning of this "Asset Quality" section. Because the portfolio has aged to later delinquencies during this quarter, we expect higher net charge offs during the fourth quarter of 2002, and during 2003. As we utilize the entire discount ascribed to credit quality, we would expect our adjusted charge rate to increase during the second half of 2003.

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

        As in all aspects of our risk management strategies, we compare the results of each of the above strategies with other collection strategies and devote resources to those strategies that yield the best results. Results are measured based on delinquency rates, expected losses and costs to collect. Existing strategies are then adjusted as suggested by these results. Management believes that maintaining the ongoing discipline of testing, measuring and adjusting collection strategies will result in minimized bad debt losses and operating expenses. We believe this on-going evaluation differs from the approach taken by the vast majority of credit grantors that implement collection strategies based on commonly accepted peer group practices.

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

(4)
This facility is the Series 1998-2 issued by the Fingerhut Trust. In August of 2002, this series entered into a controlled amortization period associated with this series' expected maturity date of April 15, 2004. During this period, in addition to the interest payments to investors, we are required to remit $22.5 million of collections received from cardholders to the investors each month towards principal. The receivables in this portfolio are decreasing very rapidly as payments from cardholders significantly exceed new purchases and, as such, there are sufficient collections to make these required payments to investors. We anticipate this facility will enter into an early amortization period some time during the first quarter of 2003, at which point all payments from cardholders, less a servicing fee, will be used to pay principal and interest to the investors. Once the investors are repaid in full, all remaining payments received from cardholders will be remitted to us as holders of the retained interests. At the time we acquired the retained interests in the Fingerhut Trust, we had factored in both the controlled amortization period that began in August 2002, as well as the early amortization of this facility beginning some time during the first quarter of 2003. We believe collections from cardholders will be sufficient to completely repay the investors in the securitization. Except for fees that we will receive as servicer, we did not and do not anticipate receiving any cash from this facility while it is in its early amortization period.

(5)
Represents the expected principal payment date; however, as early as July 2003, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

        During the nine months ended September 30, 2002, we generated approximately $141.2 million in cash from the company operations. Cash generated or used by Company's operations is dependent on the performance of our managed portfolio including charge off rates, net interest margin, payment rates and operating expenses. We generated positive cash flow in the third quarter and based on our current expectations of our managed portfolio performance and our expected growth rates during the fourth quarter of this year, we expect to generate positive cash flow from operations during the fourth quarter as well.

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

        Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. We have two three-year securitizations that we completed in July 2001 and August 2000, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables will increase accordingly. The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case, below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees earned on the receivables less monthly servicing fees, credit losses and cost of funds. These events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and we are unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or the issuance of additional equity), we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash. Under each of our securitization structures, there has not been an early amortization period; however, and as noted above we expect the Fingerhut Trust Series 1998-2 issuance to begin an early amortization during the first quarter of 2003. In line with our expectations at the time of our acquisition and projections upon which we based our purchase price for the Fingerhut Trust retained interests, the Fingerhut Trust Series 1998-2 is expected to trigger an early amortization as a result of either one or both of the following factors. First, we expect that the principal balance of receivables in the trust will fall below the minimum balance required by this series. Secondly, we expect that the three-month average annualized net yield will fall below the minimum levels required by this series. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practice, see the "Credit Card Securitizations" section.

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2001, we discuss the two areas, valuation of retained interests and non-consolidation of special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 5, "Securitizations" to the financial statements included in this report we updated our sensitivity analysis with respect to valuations.

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

ITEM 4. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities.

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

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
10.1	Amendment to Affinity Agreement, dated as of September 23, 2002, among Columbus Bank and Trust Company, CompuCredit Corporation and CompuCredit Acquisition Corporation.	November 15, 2002, Form 10-Q, exhibit 10.1
10.2	Pledge and Security Agreement, dated as of September 23, 2002, between CompuCredit Corporation and Columbus Bank and Trust Company	November 15, 2002, Form 10-Q, exhibit 10.2
10.3	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC LLC and Columbus Bank and Trust Company	November 15, 2002, Form 10-Q, exhibit 10.3
10.4	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC II LLC and Columbus Bank and Trust Company	November 15, 2002, Form 10-Q, exhibit 10.4
10.5	Shareholders Agreement, dated as of September 23, 2002, by and between Columbus Bank and Trust Company and CompuCredit Corporation	November 15, 2002, Form 10-Q, exhibit 10.5
10.6	Employment Agreement between CompuCredit Corporation and J.Paul Whitehead, III	November 15, 2002, Form 10-Q, exhibit 10.6
10.7	First Amendment to Amended and Restated Employment Agreement between CompuCredit Corporation and Ashley L. Johnson	November 15, 2002, Form 10-Q, exhibit 10.7
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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III Chief Financial Officer

QuickLinks

COMPUCREDIT CORPORATION FORM 10-Q TABLE OF CONTENTS September 30, 2002
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity (Unaudited) For the nine months ended September 30, 2002 and 2001
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CompuCredit Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS