Form 10-K
period 2002-12-31
COMPUCREDIT CORP
filed 2003-03-24
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2002

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

        CompuCredit believes that during the 2002 fiscal year its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Securities Exchanged Act of 1934 complied with all applicable filing requirements, except as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders.

        CompuCredit is an accelerated filer (as defined in Exchange Act Rule 12b-2). The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of June 28, 2002, was $98,634,134, for this purpose, directors, officers and 5% shareholders have been assumed to be affiliates.

        The aggregate market value of the registrant's Common Stock (based upon the closing sales price quoted on the Nasdaq National Market) held by nonaffiliates as of March 3, 2003, was $52,492,184, for this purpose, directors, officers and 5% shareholders have been assumed to be affiliates. As of March 3, 2003, 45,976,265 shares of CompuCredit's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

Cautionary Notice Regarding Forward-Looking Statements

        This Report includes forward-looking statements, including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements that may not be so identified. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business—Risk Factors." CompuCredit expressly disclaims any obligation to update any forward-looking statements in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "SEC") under the Federal securities laws.

        In this Report, the words "Company," "CompuCredit," "we," "our," "ours," and "us" refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns the Aspire®, CompuCredit® and other trademarks in the United States.

PART I

ITEM 1. BUSINESS

General

        CompuCredit is a credit card company that uses analytical techniques to serve consumers who we believe are underserved by traditional grantors of credit and to price for acquisition portfolios of receivables generally arising within this same consumer base. Some of these consumers have had delinquencies, a default or a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. Others in our target market are establishing or expanding their credit. Our predictive credit models analyze credit bureau data to assist us in determining if someone has demonstrated an ability to repay us. The criteria are empirically derived from hundreds of credit bureau attributes. Examples include months since last delinquency, months since bankruptcy, recent performance on current trade lines (including recent payment trends) and total dollars of past due amounts. We have developed and enhanced our techniques by continually testing our products and operating practices and by continually analyzing credit bureau data and the results of our lending experience. Moreover, our continual testing of our products and operating practices has enabled us to begin to include origination activity for consumers at the lower end of traditional credit quality indices. We believe that our analytical approach allows us to:

  •
  Better assess credit and bankruptcy risk, enabling us to identify consumers in the underserved market that are more creditworthy;
  •
  Price our products to appropriately reflect the level of a consumer's credit risk and demand for credit;
  •
  Increase the likelihood that a consumer will accept our offer of credit, which improves our response rates and reduces our marketing costs per account;
  •
  Continually monitor customer performance and actively manage accounts in order to refine our product offerings to reflect the changing risk of our customers; and
  •
  Effectively evaluate the collectibility of delinquent accounts, which enables us to efficiently deploy our collection resources.

        We market unsecured general-purpose Visa and MasterCard credit cards, including our Aspire Visa credit card, Emerge Mastercard and Freedom card MasterCard, through direct mail and telemarketing and, to a limited extent, television and the internet. We market credit cards generally under an agreement with Columbus Bank and Trust Company ("CB&T"), a Georgia state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, CB&T, as the issuer, owns the credit card accounts. Similarly, with respect to the securitized retained interests we acquired from Federated Department Stores, Inc. ("Federated") in July 2002, the credit card accounts underlying that securitization are owned by Axsys National Bank. We also maintain a substantially less significant account ownership relationship with one other bank and may establish additional relationships in the future.

        On a daily basis, we purchase credit card receivables generated in the accounts originated by banks—primarily CB&T—under an agreement with us. We in turn securitize all of the receivables each day by selling the receivables to trusts or into multi-seller commercial paper conduits administered by national banking institutions. The receivables that are sold through securitizations are removed from our balance sheet for financial reporting purposes. When we sell the receivables, we receive cash proceeds and a retained interest in the receivables. The cash proceeds that we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors' interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our seller's interests in the receivables generated in the accounts.

        The timing and amount of cash flows received from the receivables that are sold to the securitizations are dependent upon the performance of our cardholders in the aggregate. Cardholders make purchases or receive cash advances on their credit card accounts, which increase their receivable balances. Each cardholder is assessed a combination of fees on their account based on the terms of their cardholder agreement and based on their payment performance on the account. Examples include annual fees, interest, late fees, overlimit fees and cash advance fees. We determine the level and combination of fees that we charge a cardholder using our "target marketing system" as more fully described later in this section. Cardholders are required to make monthly payments on their accounts, which decrease their receivable balance. Cardholders who fail to make their required payments become delinquent. Receivables that become more than 180 days delinquent and receivables of cardholders that file for bankruptcy or become deceased are charged off for accounting purposes.

        We develop criteria to determine who is issued a credit card and the terms of the cardholder agreement for the credit card. The terms of the agreement include the size of the credit line on the card, the fees that will be charged to the cardholder and the payment terms of the card. Although we securitize all of the credit card receivables, we are responsible for servicing the credit card receivables. We either perform the servicing ourselves or we outsource the servicing to other parties. We describe our material outsourced services in more detail in the "Outsourcing" discussion under the "Account and Portfolio Management" subheading later in this section. We also market to our cardholders fee-based products including card registration, memberships in preferred buying clubs, magazines, travel services and credit life, disability and unemployment insurance. Our fee-based products and services are described in more detail later in this section.

        Because we securitize the receivables, we own retained interests, which generate cash flow as the underlying receivables generate income. The receivables generate income when the total interest and fees charged to cardholders exceeds the total of the interest paid to the investors, the cost of servicing the receivables and charge offs. Because we no longer own the credit card receivables that have been sold, a large portion of our income is the cash that is generated by the receivables in the trusts and is recorded in our statement of operations as Income from Retained Interests. Further, because we securitize all of our credit card receivables, our financial statements reflect the amount of income from the securitization structures rather than many of the individual components of income that would otherwise be reflected in our statement of operations separately if we did not securitize the receivables. These components would include net interest income, servicing expenses paid to subservicers of our retained interest and charge offs. Servicing income, other credit card fees and interchange fees are part of the securitization structures and are disclosed separately on our statement of operations. Our net income is dependent on the performance of the underlying credit card receivables. Therefore, we provide selected credit card data including gross yield, net interest margin, servicing and charge offs in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." This data reflects the underlying performance of the credit card receivables that have been sold under our securitization programs.

        We use securitization because we believe it is our most efficient source of financing. If our securitization facilities are not renewed, they begin to accumulate cash to repay investors. If we are unable to obtain additional sources of liquidity such as other securitization facilities that are structurally subordinate to the facilities accumulating cash, or if we are unable to issue additional debt or equity, we would begin to prohibit new purchases in some or all of our customers' credit card accounts and thus reduce our need for additional cash. Any prohibition of new purchases is likely to negatively impact our ability to collect existing balances because card users, in making payments, tend to favor the card companies that are willing to extend them additional credit. As of March 2003, our current securitizations facilities are scheduled to expire between April 2003 and July 2004. See "Item 1. Business—Off Balance Sheet Arrangements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Off Balance Sheet Arrangements and Liquidity, Funding and Capital Resources."

        As of December 31, 2002, and including our 50% interest in our equity method investee, CSG, LLC ("CSG"), our managed receivables were comprised of $2.8 billion of credit card receivables outstanding in approximately 3.6 million credit card accounts, substantially all of which are considered "sub-prime" based on guidance issued by the agencies that regulate the banking industry. While we are not a bank and are not directly regulated by any financial regulator, we generally follow guidance that has been issued by those agencies that regulate credit card lending activity within the banking industry. We grow our business by adding accounts and by increasing the credit card receivables outstanding in the accounts. We add accounts through marketing campaigns or by purchasing portfolios. In either case, we use our same proprietary models and target marketing system to evaluate each individual customer using credit bureau and market information from a variety of sources.

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
  Off Balance Sheet Arrangements
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

        CompuCredit is incorporated in Georgia. Its principal executive offices are located at 245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia 30346, its telephone number at that address is (770) 206-6200, and its internet address is www.compucredit.com. CompuCredit makes available free of charge on its internet website its annual reports on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

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

        Our database system captures combinations of customer information gathered either from prior owners of our acquired receivables or in the target marketing and solicitation phases of an originated customer relationship and additional data gathered throughout the remainder of our relationship with the customer, including customer behavior patterns. By combining this information, we have established an analytical database linking static historical data with actual customer performance. Our intranet interface allows management to access the database management system.

        The use of a single database system for all phases of the customer relationship enables us to continuously refine target marketing and portfolio management decisions on the basis of continuous feedback. We believe that this capability has been critical in identifying underserved segments.

        We believe that the information that we collect in our database system, as well as the ability that we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products. We believe that we have priced our products such that over time the income we earn from the cardholders who are not charged off is sufficient to cover our marketing expense, our servicing expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

Target Marketing System

        Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Initially, we developed the systems using randomly selected historical data sets of payment history on all types of consumer loans. Since March 1997, these proprietary risk evaluation systems have included the specific behavior of our customers. Our systems enable us to segment customers into narrower ranges within each FICO score range. The FICO score, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank-order consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO score ranges enables us to better evaluate credit risk and to price our products effectively.

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

  •
  Providing a variety of general-purpose credit cards offerings to satisfy the different financial needs of various segments of the underserved market; and

  •
  Providing a variety of fee-based ancillary products and services to leverage our relationship with the underserved customer.

        We focus our marketing programs on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risk. We seek to accomplish this by establishing, for each customer segment, the appropriate risk-based pricing level that will maintain an acceptable response rate to our direct mail and telemarketing campaigns. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

        Our customer solicitation strategy is to test several differently priced products against pools of potential customers with similar risk characteristics. The results of direct mail, telemarketing, internet and limited television campaigns are continuously monitored and analyzed using our proprietary database system.

        Product offerings for a particular customer are determined by examining a number of factors in the customer's credit file based upon the criteria described above. We offer a variety of product offerings within our originated portfolio, varying by the amount of the credit line, the interest rate and the annual fee:

Characteristic	Range of Initial Offerings	Average as of December 31, 2002	Average as of December 31, 2001
Credit Line	$300 to $10,000	$2,266	$2,314
APR	Prime rate + 3.90% to Prime rate + 30.25%	27.6%	26.7%
Annual Fee	$0 to $150	$7	$18

        The average credit line within our originated portfolio decreased during 2002 due primarily to our credit line management. We were able to increase the average APR within our originated portfolio during 2002 through our active account management. The reduction in our average annual fee within the originated portfolio in 2002 reflects our diminished marketing in 2002 in general, as well as our diminished marketing in 2002 of a higher fee product that we tested rather extensively in 2001. With our reduced marketing in 2002, we added a smaller number of new accounts compared to 2001, and new accounts typically bear higher annual fees than more mature accounts. We use our target marketing strategies to assess the type of product offering to be made to each potential customer. In our marketing campaigns, we continually test combinations of interest rates, fees, and credit limits directed at specific customer segments in order to evaluate response rates and further refine our pricing strategies.

Target Marketing in Portfolio Acquisitions

        Our principal source of account additions in 2002 was portfolio acquisition, and we anticipate that this will be our principal source of account growth during 2003 as well. In June 2002, we purchased a 50% interest in a $1.2 billion portfolio and in July 2002 we purchased a $1.0 billion portfolio. We did not acquire any portfolios in 1999, 2000, or 2001. We also generated new account additions in 2002 as well as in prior years through the use of our target marketing system to originate customers through direct mail, telemarketing internet, and limited television campaigns. Depending on relative competitive and liquidity environments for portfolio acquisition versus origination, we may use either or both of these methods of account growth to varying degrees. We believe that the current competitive and liquidity environments favor growth through acquisition, rather than origination, for our entire underserved customer base, except for a rather narrow category of sub-prime consumers at the lower end of the FICO scoring system. As such, we plan to grow during 2003 principally through acquisition, rather than origination, for all of those segments of our underserved market except for a segment of sub-prime consumers at the lower end of the FICO scoring system to which we plan to offer a largely fee-based card product during 2003.

        A key to our purchased portfolio strategy is our use of credit and marketing segmentation methods to select those customers to which our credit card will be issued and to use our proprietary account management systems to enhance the performance of the portfolio and to market fee-based ancillary products and services to the new customers. As with the account origination process, each customer is evaluated using credit and marketing segmentation methods derived from a variety of data sources. Customers are placed into product offering segments based upon combinations of factors reflecting their credit risk, bankruptcy risk, supply of revolving credit, demand for revolving credit, payment capacity and revenue potential, among other factors. Core to our growth and profitability strategy is our regular evaluation of potential portfolio acquisitions.

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

Direct Mail and Telemarketing Solicitation

        We use our target marketing strategies to identify potential customers and to assess the type of product offering to be made to each potential customer. In our direct mail or telemarketing campaigns, we have experimented with several combinations of rates, fees and credit limits directed at specific customer segments in order to evaluate response rates and further refine our pricing strategies within each customer segment and for all customer segments as a group. Third party print production facilities produce our direct mail campaigns, and we contract with third party telemarketing providers for our telemarketing campaigns. Responses to both direct mail and telemarketing campaigns are then forwarded to us for application processing. The response data received is also integrated into our database system for future analysis and response modeling. To date, we have done most of our marketing through direct mail and telemarketing channels; we have conducted only limited programs and tests through internet and television marketing channels.

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

        We have developed proprietary methods of evaluating applications using an application processing system that automates the evaluation of customer application data. The system uses pre-defined criteria to review applicant-provided information and to compare the information to the applicant's original solicitation data and to data from an online credit file that is automatically requested for each applicant. The system performs a series of comparisons of identification information, such as name, address and social security number, from the three data sources to verify that customer-supplied information is complete and accurate. Potentially fraudulent applications are declined or held for further review.

        The applicant's online credit file that is obtained after the receipt of his or her application is further evaluated by the system to ensure that the applicant still meets the creditworthiness criteria applied during the original pre-screening process. The same credit criteria, proprietary custom models and credit bureau data items used during the initial pre-screen selection process are recalculated for each applicant. Applicants still meeting our creditworthiness criteria are designated as "approvals" and assigned a final credit offer.

        Statistics related to response rates and final offers and terms are captured daily for all processed applications and are transferred to our proprietary database for ongoing tracking and analysis.

Fee-Based Products and Services

        We offer fee-based products and services to our customers, including memberships, card registration, insurance products and subscription services. Memberships include preferred buying clubs, travel services and credit monitoring programs. Insurance products feature supplemental, non-compulsory products, such as credit life, unemployment insurance and disability policies. Subscription services include recurring consumer products such as magazine subscriptions, telephone service, and internet service provider access. These fee-based products and services are offered throughout our relationship with a customer. Our three largest providers of fee-based products are American Consumer Alliance, which provides most membership products, and the Assurant Group and Union Fidelity Life Insurance Company, a subsidiary of General Electric, both of which provide supplemental insurance products to our customers. We provide a billing platform for these third party providers, and they pay us commissions based upon the services they provide to our customers and/or the quantity of products sold to our customers. These third party providers are fully responsible for the fulfillment of the products they offer. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established by the provider.

        The success of our fee-based business is a function of the number and variety of our fee-based product offerings, the marketing channels leveraged to sell fee-based products and the customers to whom we market these products. The profitability of our fee-based products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs, the claim rates for products, the operating expenses associated with the programs and ultimately the commission rates that we receive from the product providers. Although a wide-range of our customers purchase fee-based products and services, fee-based product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from fee-based products and services will either grow at a reduced rate or decline.

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

        We monitor authorizations for all accounts. Customer credit availability is limited for transaction types that we believe present higher risks, such as foreign transactions and cash advances. We manage credit lines to reward underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance is captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

        Client Advisory Services.    We have an advisory program to assist our customers in understanding the prudent use of general-purpose credit cards. We use our proprietary systems to identify customers who are not delinquent but are exhibiting credit behavior likely to result in delinquency in the future. We assign these accounts to our credit advisors who actively review all account activity and, if necessary, contact the customers via letter or telephone. Actions taken by us may include customer-friendly advice concerning the prudent use of credit, temporary or permanent reduction in credit line availability, review of the customer's full credit report, debts and income and establishing repayment terms to assist the customer in avoiding becoming over-extended.

        Management believes this customer advisory strategy is not widely practiced in the credit card industry. Our advisory program allows us to enhance our relationship with our customers by providing valuable and meaningful assistance while simultaneously contributing to prudent risk management strategies to reduce bad debt losses.

        Outsourcing.    Many account functions including card embossing/mailing, cycle billing/payment processing and transaction processing/authorization are performed by third parties, including CB&T and Total Systems, both subsidiaries of Synovus Financial Corporation. In January 1997, we entered into an Affinity Card Agreement with CB&T that provides for the issuance of our credit cards and the performance of the outsourced functions noted above. During the third quarter of 2002, we extended this agreement from December 2003 to March 2006. Synovus Financial Corporation and its affiliates are our largest service providers and, during 2002, we paid them approximately $40.0 million.

        Data processing and development services, services related to the evaluation of customer application data and marketing services are outsourced to Visionary Systems, Inc. ("VSI"). Pursuant to agreements with VSI that will expire in July, 2004, we pay VSI on a monthly basis for those services. During 2002, we paid approximately $11.2 million to VSI and its subsidiaries for software development, account origination, and consulting services. Two of our officers have an indirect investment in VSI. For more information regarding this relationship with VSI, see "Item 13. Relationships and Related Transactions."

Collections and Delinquency Management

        Management considers its prior experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies, bad debt losses and operating expenses associated with the collection process. We use our systems to develop proprietary collection strategies and techniques to be employed in our operations. We analyze the output from these systems to identify the collection activity that we believe is most likely to result in curing the delinquency cost-effectively, rather than treating all accounts the same based on the mere passage of time.

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

        For further explanation, see the discussion of "Collection Strategies" under the "Asset Quality" subheading in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Credit Card Data."

        We have six collection facilities: two in metro Atlanta, Georgia totaling approximately 36,000 square feet; one in North Wilkesboro, North Carolina totaling approximately 32,000 square feet; two in the St. Cloud, Minnesota area totaling approximately 117,000 square feet; and one in Salt Lake City, Utah totaling approximately 21,000 square feet. In addition to our full-time staff, we outsource some of our collection activities. We continuously monitor the performance of our third party providers against that of our staff to determine which, in our view, is more effective.

Off Balance Sheet Arrangements

        We began marketing and servicing credit card accounts in February 1997. CB&T originates certain of its VISA and MasterCard revolving credit card accounts under an agreement with us. On a daily basis, CB&T sells us an interest in the receivables created that day in these accounts. Similarly, with respect to the securitized retained interests we acquired from Federated in July 2002, the credit card accounts underlying that securitization are owned by Axsys National Bank. Each day, upon our acquisition of that day's receivables, we, in turn, sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions ("conduits"). Our sales meet the criteria of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"). The receivables that are sold through securitization are removed from our balance sheet for financial reporting purposes.

        The trusts or the conduits purchase receivables from us by raising proceeds from investors. The proceeds raised are part of series of notes issued by the trust or the conduits. These notes are similar to bank loan agreements as they have a note balance, a maturity date, an interest rate and contain standard representations, warranties and performance covenants that are contained in most loan agreements. The proceeds from the investors are then remitted to us as part of the purchase price of the receivables. We had the following total commitments and outstanding notes in our securitizations for each year presented:

	As of December 31,
	2002(1)	2001	2000
	(In thousands)
Total commitments from investors	$2,259	$2,046	$1,847
Total outstanding amounts	1,673	1,524	1,229

        As indicated in the table below, as of March 2003, our securitization facilities and their respective maturity dates were as follows:

Maturity Date	Facility Limit(1)
(in millions)
April 2003	$75.0
July 2003	300.0
September 2003(2)	676.5
October 2003	306.0
March 2004	100.0
April 2004	360.1
July 2004	441.5

$2,259.1

  (1)
  Excludes securitization facilities related to receivables managed by CSG, because such receivables and their related securitization facilities relate to CSG as our 50%-owned equity method investee, and therefore are appropriately excluded from direct presentation in the statement of operations or balance sheet items included herein for CompuCredit. Filed as an exhibit to the CompuCredit 10-K are audited financial statements for CSG, which contain disclosures related to CSG's securitized receivables and their associated securitization facilities.

  (2)
  Represents the expected principal payment date of this amount. With respect to $627.4 million of this principal amount, beginning in December 2002, we began accumulating payments to redeem the $600 million of Class A notes in September 2003, and the $27.4 million of Class B-1 notes in October 2003. In December 2002, we funded a principal funding account with an allocated amount of collections, and based on the cash deposited in the principal funding account, we can draw up to $53.3 million per month from an underlying structurally subordinate facility. During December 2002, we drew $53.3 million from this facility. The gross amount available to be drawn from this facility is $527.5 million.

        We try to structure our securitization funding sources by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase the receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by generally staggering the maturity dates of the notes issued by the trusts. At appropriate times, including the current environment, we have slowed our growth when we have not had any assurance that when any series of notes matured, they would be renewed on terms that were favorable to us, or at all. This is more fully discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

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

        We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts, all of which are qualifying special purpose entities ("QSPEs"). We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between the trustees of the trusts and us. The investors do not have any recourse against us for the cardholders' failure to pay their credit card balances; however, most of our retained interests are subordinate to the investors' interests. Under our securitization agreements, our retained interests would absorb losses due to the cardholders' failure to pay before the investors would have to absorb these losses. In addition, if the receivables within the trusts were to perform poorly, our ability to securitize receivables in the future could be adversely impacted.

        We further detail our securitization program in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

Consumer and Debtor Protection Laws and Regulations

        Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Biley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit and impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information.

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

        In 1999, Congress enacted the Gramm-Leach-Bliley Act. Among other things, the Gramm-Leach-Bliley Act establishes new federal privacy requirements applicable to all financial institutions. Financial institutions are required to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, financial institutions must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in limited circumstances. Further, financial institutions are barred from sharing credit card numbers, account numbers or access numbers of customers with third-party marketers. Federal law does not preempt state laws that provide a greater degree of privacy protection than federal law.

        Although we believe that the banks that originate credit card accounts under an agreement with us and we are currently in compliance with applicable statutes and regulations, there can be no assurance that these banks or we will be able to maintain such compliance. Failure to comply with applicable statutes or regulations could result in significant harm to our results of operations or financial condition. In addition, because of the consumer-oriented nature of the credit card industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws, and consumer law torts, including fraud. The institution of any material litigation or a significant judgment against these banks or us or within the industry in connection with any such litigation could have a material adverse effect on our results of operations or financial condition.

        The National Bank Act of 1864 authorizes national banks to charge customers interest at the rates allowed by the laws of the state in which the bank is located, regardless of any inconsistent law of the state in which the bank's customers are located. A similar right is granted to state institutions in the Depository Institutions Deregulation and Monetary Control Act of 1980. In 1996, the United States Supreme Court held that late payment fees are "interest" and therefore can be "exported" under the National Bank Act, deferring to the Comptroller of the Currency's interpretation that interest includes late payment fees, insufficient funds fees, over-limit fees and other fees and charges associated with credit card accounts. This decision does not directly apply to state institutions, such as CB&T. Although several courts have upheld the ability of state institutions to export some types of fees, a number of lawsuits have been filed alleging that the laws of some states prohibit the imposition of late fees. If the courts do not follow existing precedents, the ability of state institutions to impose some fees could be adversely affected, which could result in significant harm to our results of operations or financial condition.

        We do not currently own a bank. In October 1998, we applied for a bank charter, but we withdrew the application in June 2001, because we then believed that it would be difficult for us to charter a bank in the prevailing regulatory environment. More recently, we applied to acquire a bank in connection with our acquisition of a credit card portfolio, but we do not know whether that application ultimately will be successful. If we were able to charter or acquire a bank, we would expect that the bank would become the issuer of a portion of the credit cards we market. Any bank we charter would be subject to the various state and federal laws and regulations generally applicable to such institutions, including laws and regulations like those referenced above.

Competition

        We face competition, the intensity of which varies depending upon economic and liquidity cycles, from other consumer lenders. Our credit card business competes with national, regional and local bank card issuers, and with other general-purpose credit card issuers, including American Express®, Discover® and other issuers of Visa® and MasterCard®. We also compete with retail credit card issuers, such as department stores and oil companies, and other providers of unsecured credit. Large credit card issuers, including but not limited to Capital One, Providian and Metris, may compete with us for customers by offering lower interest rates and fees. Many of these competitors are substantially larger than we are and have greater financial resources. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. For this reason, customer loyalty is often limited. We may lose entire accounts, or may lose account balances, to competing credit card issuers.

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

Business Developments

        We began marketing credit cards issued by CB&T in 1997. During our first four years, we saw robust growth rates and surpassed two million cardholders. We believe that in the latter part of 2000 the national economy began to slow and that traditional credit card companies began to increase their marketing to our underserved target market. We believe the economy further slid into a recession in the first quarter of 2001 and that consumer spending in general slowed. In response to the decrease in the average usage of our cards, our perception of the competitive landscape, and external events such as those of September 11, 2001, the receivership of NextCard and the effect of Providian's performance on our industry, we decided to decrease our marketing for new credit card accounts during late 2001.

        In 2002, the credit card industry faced even more challenges. Several competitors encountered regulatory problems. An economy that we hoped would improve during 2002 continued to worsen. Finally, an unease in the consumer spending habits was made even worse with the growing potential for a war in Iraq. Throughout 2002, we continued with our disciplined approach of slowing originated portfolio growth. As a result, new accounts decreased from 1.3 million accounts in 2000, to 670,000 accounts in 2001, to 545,000 accounts in 2002. While targeting a lower number of new accounts decreases our marketing expense, it also reduces the growth of our average managed receivables.

        The very factors described above that have caused problems for other credit card issuers and us have, at the same time, provided opportunities for us. We purchased interests in two large portfolios of receivables during 2002. These purchases were not our first experience with buying portfolios. In 1998, CompuCredit successfully purchased two portfolios as well. We intend to grow by purchasing portfolios when the environment is favorable for that opportunity, such as it is now, and to grow organically when we see a favorable environment for organic growth.

        Although we securitize all of our credit card receivables, our financial performance is a function of the performance of the aggregate amount of credit card receivables that are outstanding. This aggregate amount is a function of many factors including purchase rates, payment rates, interest rates, charge off rates, seasonality, general economic conditions, competition from other credit card companies and other sources of consumer financing, access to funding including access to securitizations and the success of our marketing efforts, including our fee-based products. We cannot precisely estimate the future performance of these individual factors or the impact of the factors working in combination, although they directly impact the size or growth of the credit card receivables and our future performance. We continually study and monitor these factors to determine the day-to-day decisions we make in running our business. Given the uncertainty in these factors, we have slowed our organic growth and are waiting to increase our growth until we believe we have more clarity as to these factors and their impact on the performance of credit card receivables.

        Due to the current liquidity environment in which we are experiencing declining advance rates (i.e., the portion of the securitizations that are funded with funds from investors), we intend to shrink our traditional originated under-served business for the remainder of the 2003 year so that we can free up capital to deploy in more attractive areas. It is our belief that as the economy turns, we may once again see attractive advance rates that make it feasible to grow this portion of our business again. However, at current advance rate levels, we believe our capital is currently best deployed acquiring portfolios.

        We continue, however, to explore a wide range of options for liquidity to prepare us for growth, as well as, for adverse changes in the securitization marketplace. These options include revolving lines of credit, selling a subordinate interest in one or more of our securitizations and the issuance of debt or equity.

        We discuss the performance of the credit card receivables underlying our securitizations in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Credit Card Data."

        As we wait to see how the economy and consumers will respond to the challenges of 2003, we will concentrate on objectives that are more in our control such as reducing our operating expenses, evaluating portfolios to purchase and providing excellent customer service to our consumers. We also plan to increase our marketing focus in 2003 on a rather narrow category of sub-prime consumers at the lower end of the FICO scoring system to which we plan to offer a largely fee-based card product during 2003. Based on the testing of this sub-prime market sector that we have performed over the past two years, we believe that this category offers us superior returns on equity that are more within our control. We have experienced strong returns on equity within this category, even on an unleveraged basis; as such, we are better able to control our desired returns on equity within this category without being as constrained by the unfavorable liquidity terms and advance rates that we are seeing in the asset backed securities markets.

Employees

        As of December 31, 2002, we had approximately 1,650 employees, substantially all of whom are located in Georgia, North Carolina, Minnesota and Utah. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

Trademarks

        CompuCredit, Aspire, Aspire A Mas, Aspire Diamond, Aspire Rapid Miles, For Everything You Aspire To Be, Get On Get Yours, It's Your Credit Take Charge of It, One Screen, Para Todo Lo Que Aspira A' Ser and Transforming Information into Value are registered trademarks of CompuCredit. AspireCard, Aspire Ahora, Aspire2It, Aspire Bank, Aspire Financial Management, Aspire Life, and In Charge are common law trademarks of CompuCredit. We consider these trademarks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

Proprietary Rights and Licenses

        We regard our database management system and our customer selection and risk evaluation criteria as confidential and proprietary. We initially developed our pre-screen customer selection criteria under a contract with a national credit bureau; however, we own all intellectual property rights in the resulting model. Our database management system was developed by Visionary Systems, Inc. and VSx Corporation under a contract pursuant to which we held an exclusive, perpetual license to use, copy, execute, display and reproduce the software constituting our database management system. In May 2001, we purchased from VSx Corporation the components of the data management system known as the "Brain," and we entered into a license agreement with VSI, which continues to own one component of the software known as the "Switch." Pursuant to our agreement with VSI, we were granted a nonexclusive license to use, copy, execute or display for internal use the Switch, a system that automates the evaluation of customer application data and, among other things, provides us with real-time access to credit information concerning our target market and our customers. In addition, VSI continues to provide substantially all of the computer software design and implementation services we require in the continuing refinement and use of our computer software systems. VSI has granted to us a right of first refusal during the term of the agreement in the event the developer wishes to sell or otherwise transfer any of its ownership rights in the Switch. During 2002, we paid approximately $11.2 million to VSI and its subsidiaries for software development, account origination, and consulting services. Two of our officers have an indirect investment in VSI. For more information regarding our relationship with VSI, see "Item 13. Relationships and Related Transactions."

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

        The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select who is issued a credit card, the pricing of the credit products, the length of the relationship with each cardholder, general economic conditions, the rate at which cardholders repay their accounts, and the rate at which cardholders charge off or become delinquent. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

        We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable.    The creditworthiness of our target market is generally considered "sub-prime," based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher risk of nonpayment, higher frequencies of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general-purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the risk level of our target customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from our securitizations, which will result in a decrease in the value of our retained interests (which are based on expected future cash flows), and we will experience reduced levels of net income.

        The lack of seasoning of our credit card portfolio makes it difficult to predict the performance of our business.     A portfolio of older accounts generally behaves more predictably than a newly originated portfolio. In general, as the average age of an originated credit card receivables portfolio increases, delinquency and charge off rates can be expected to increase and then stabilize. Any increases in delinquencies and charge offs beyond our expectations will decrease the value of our retained interests in securitization transactions resulting in a decrease in our net income. This also may reduce the funds available for our future growth and may hinder our ability to complete other securitizations in the future. Our delinquency rates (the percentage of our accounts more than 60 days past due) have increased over the last several years from 6.4% at December 31, 1999, to 9.5% at December 31, 2000, to 11.1% at December 31, 2001 and to 13.9% at December 31, 2002. The majority of our charge offs occur when the account becomes contractually 180 days delinquent. Thus, increased charge offs would generally follow increased delinquencies, absent significant changes in collection activities. During the fourth quarter of 2000 and throughout 2001 and 2002 a greater than expected charge off ratio adversely impacted our business.

        An economic slowdown could increase credit losses and/or decrease our growth.    Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts or account balances. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and the frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the underserved sub-prime market.

        Because a significant portion of our reported income is based on our management's estimates of the performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income.    Income from the sale of receivables in securitization transactions and income from retained interests in credit card receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based primarily on management's estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables may cause fluctuations in our net income. The expected cash flows are based on management's estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance. During the fourth quarter of 2001, we increased the discount rate used to value our retained interests from 14.2% used at September 30, 2001, to 34.9%. This resulted in a substantial loss. We increased our discount rate primarily to reflect the higher rate of return required by investors. We sold retained interests in two transactions during the fourth quarter of 2001. The first was during November, and the internal rate of return required by the purchaser was approximately 22%. The second transaction was in December, and the internal rate of return required by the purchaser was approximately 35%. We attribute the increase to a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors, our lack of negotiating leverage (due to our need for funds), and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. Please see "Year Ended December 31, 2001, Compared to Year Ended December 31, 2000" in "Results of Operations" of our MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2001. During the second quarter of 2002, the Company hired an independent financial advisory firm to assist in the Company's evaluation of its estimate of the residual cash flow discount rate. The independent financial advisory firm advised that the appropriate residual cash flow discount rate was 22.5%. The Company adopted that recommendation and revised the estimate for the residual cash flow discount rate to 22.5%, from 34.9% at March 31, 2002. This resulted in an increase in the value of our retained interests of approximately $22.8 million and a corresponding increase in pretax income of approximately $22.8 million. We attribute the change to a lessening of market place concern regarding the performance of other credit card issuers and our improved liquidity. This change emphasizes, however, that the discount rate may be volatile.

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

        Increased utilization of existing credit lines by cardholders would require us to establish additional securitization facilities or curtail credit lines.    Our existing commitments to extend credit to cardholders exceeded our commitments for securitizations by over 1.6 to 1 at December 31, 2002. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders' available credit lines or establish additional securitization facilities. This would subject us to several of the other risks that we have described in this section.

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

        Our portfolio of credit card receivables is not diversified and originates from cardholders whose creditworthiness is considered sub-prime.    We obtain the receivables that we securitize in one of two ways—we either originate receivables (through our relationship with credit card issuers) or purchase receivables from other credit card issuers. In either case, substantially all of our securitized receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in the fourth quarter of 2001, we suffered a substantial loss after we increased our discount rate to reflect the higher rate of return required by investors in sub-prime markets. Because our receivables portfolios are all of substantially the same character (i.e., sub-prime), the increased discount rate resulted in a decrease in the value of our various receivables portfolios. These losses may have been mitigated if our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Since our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact, and we have no immediate plans to issue or acquire receivables of a higher quality.

        Seasonal consumer spending may result in fluctuations in our net income.    Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our customers may charge more and carry higher balances during the year-end holiday season and before the beginning of the school year, resulting in corresponding increases in managed receivables and receivables securitized during those periods.

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

        As our securitization facilities mature, they will be required to accumulate cash that therefore will not be available for operations.    Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At that time, our funding requirements for new credit card receivables increase accordingly. If our securitization facilities begin to accumulate cash and we also are unable to obtain additional sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our credit card accounts in order to significantly reduce our need for any additional cash. When a facility matures, the underlying trust continues to own the credit card receivables and effectively the maturing facility maintains its priority in its right to receive payments from collections on the underlying credit card receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturiting facility's interest in the underlying credit card receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future.

        We may be unable to obtain capital from third parties needed to fund our existing securitizations or may be forced to rely on more expensive funding sources.    We need equity or debt capital to fund our retained interests in our securitizations. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. In late 2001, we needed additional liquidity to fund our operations as well as the growth in the retained interests in our securitizations, and we had a difficult time obtaining those needed funds. We were not able to issue common stock at a price we deemed acceptable due to a variety of factors, including a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. At the same time, due to many of these factors, we were able to sell our retained interests in our securitization only at a dramatically increased rate of return to the investors. During the fourth quarter of 2001, we utilized our revolving credit facility to fund the portion of our receivables growth that could not be funded through securitization. To date, we have not replaced our revolving credit facility, which expired in January 2002. If in the future we need to replace that facility or otherwise raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to replace our credit facility or otherwise raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card based asset backed securities, and the general economy.

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

        The performance of our competitors may impact the costs of our securitization.    Investors in our securitizations compare us to Capital One, Providian, Metris, and other sub-prime credit card issuers and, to a degree, our performance is tied to their performance. Generally speaking, our securitizations'

investors also invest in our competitors' securitizations. These investors broadly invest in the credit card industry, and when they evaluate their investments, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor sentiment, and the investors in our securitizations require greater returns, particularly with respect to subordinated interests. In the fourth quarter of 2001, for instance, investors demanded unprecedented returns. In the event that investors unexpectedly require higher returns and we sell our retained interests at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests in our financial statements. This would result in a loss for us at the time of the sale, as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We would also potentially increase the discount rate used to value all of our other retained interests which would also result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we would potentially decrease the discount rate used to value all of our other retained interests which would result in additional income.

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

        This aggregate amount is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above, and the success of our marketing efforts. To the extent that we have over estimated the size or growth of our credit card receivables, in all likelihood we have over estimated our future financial performance.

        Intense competition for credit card customers may cause us to lose accounts or account balances to competitors.    We may lose entire accounts, or may lose account balances, to competing card issuers that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank card issuers and with other general-purpose credit card issuers, including American Express®, Discover® and issuers of Visa® and MasterCard® credit cards. Some of these competitors may already use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

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

Currently, we are not aggressively pursuing growth in our originated portfolio because of a number of factors, including securitization costs and terms and general economic conditions.

        Our decisions regarding marketing can have a significant impact on our growth.    We can increase or decrease, as the case may be, the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. A decline in size of our receivables would reduce our net income in future periods. We have decreased our marketing plans for 2003 as compared to 2002.

        Our operating expenses and our ability to effectively service our credit card accounts is dependent on our ability to estimate the future size and general growth rate of the portfolio.    One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow more slowly than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income.

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

        Consumer protection laws may make collection of credit card account balances more difficult or may expose us to the risk of litigation.    Any failure to comply with legal requirements by CB&T, as the primary issuer of our credit cards, or by us or CB&T, as the servicer of our credit card accounts, could significantly impair our ability to collect the full amount of the credit card account balances. Further, any such failure to comply with the law could expose us or CB&T to the risk of litigation under state and federal consumer protection statutes, rules and regulations. Our operations and the operations of CB&T are regulated by federal, state and local government authorities and are subject to various laws, rules and regulations, as well as judicial and administrative decisions imposing requirements and restrictions on our business. Due to the consumer-oriented nature of the credit industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. There is always a risk that new legislation or regulations could place additional requirements and restrictions on our business. However, this risk is amplified since our target market consists almost entirely of "sub-prime" borrowers, and lawmakers and regulators have recently shown an interest in increasing the regulation of this segment in order to protect the customers of and investors in sub-prime lenders. The institution of any litigation of this nature or any judgment against us or any other industry participant in any litigation of this nature could adversely affect our business and financial condition in a variety of ways. For more information regarding consumer and debtor protection laws applicable to CB&T and us, see "Item 1. Business—Consumer and Debtor Protection Laws and Regulations."

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

        Our portfolio purchases may cause fluctuations in reported managed receivables data, which may reduce the usefulness of historical managed loan data in evaluating our business. Our reported managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. As of December 31, 2002, portfolio acquisitions account for 43% of our total portfolio.

        Credit card receivables included in purchased portfolios may have been originated using credit criteria different from our criteria. As a result, some of these receivables have a different credit quality than receivables we originated. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge off rates than the receivables previously originated and purchased by us. These receivables may also earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed receivables data to fluctuate substantially in future periods making the evaluation of our business more difficult.

Other Risks.

        We also face a number of other uncertainties. These include:

        The existence of the preferred stock could adversely impact holders of common stock.    As of March 15, 2003, the Series A Preferred Stock and Series B Preferred Stock in the aggregate could be converted into approximately 4.9 million shares of common stock, or 10.6% of the number of shares that would be outstanding immediately following conversion. Additionally, dividends on the Preferred Stock will generally be paid in additional shares of Preferred Stock on a quarterly basis, which means that over time the holders of the Preferred Stock will be entitled to convert their shares into an even greater percentage of our Common Stock. For example, assuming that no dividends are paid in cash, none of the stockholders exercise their conversion rights and the antidilution rights of the preferred stockholders are not triggered, then five years after issuance (December 2006) the preferred stock could be converted into approximately 15.4% of the common stock outstanding at the time of issuance. In addition, the holders of the preferred stock have the right to vote separately on various items—including material corporate transactions—and may not vote in a manner beneficial to the interests of the common stock where the interests of the two classes are different.

        Unless we obtain a bank charter, we cannot issue credit cards other than through an agreement with a bank.     Because we do not have a bank charter, we currently cannot issue credit cards other than through an agreement with a bank. We issue our credit cards under an agreement with CB&T. In October 1998, we applied for a bank charter, but we withdrew the application in June 2001, because, given the failure of a significant sub-prime lender, we believed that it would be difficult for us to charter a bank in the regulatory environment which existed at that time. However, we are open to obtaining a bank charter and are currently pursuing the acquisition of a bank, but if we pursue these options it is likely our status as a sub-prime lender will have an adverse effect on our efforts. Unless we obtain a bank charter, we will continue to rely upon CB&T to issue credit cards to our customers. If our agreement with CB&T were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business. Additionally, any bank we charter would be subject to the various state and federal regulations and restrictions generally applicable to such institutions.

        Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business.    We outsource account and payment processing pursuant to agreements with CB&T and its affiliates. In 2002 we paid CB&T and its affiliates approximately $40.0 million for these services. If these agreements were terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

        We rely on Visionary Systems, Inc. for software design and support, and any disruption of our relationship with Visionary Systems would negatively impact our business.    VSI is a privately owned designer of computer software and provider of processing and other computer services. Two of our officers, Richard R. House, Jr. and Richard W. Gilbert, each indirectly own 13.0% of its stock. During 2002, we paid VSI approximately $11.2 million for software development, account origination, consulting services, intellectual property and two patents. In the event that VSI no longer provides us with software and support, our business would be negatively impacted until we retained replacement vendors. We believe that a number of vendors are qualified to perform the services performed by VSI and believe that this impact would only be temporary.

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

ITEM 2. PROPERTIES

        Our principal executive offices, comprising approximately 137,000 square feet, and our operations centers and collection facilities, comprising approximately 237,000 square feet, are located in leased premises in Atlanta, Georgia; Monticello, Minnesota; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake City, Utah. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs require.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        Our common stock has traded on the Nasdaq National Market under the symbol "CCRT" since our initial public offering in April 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market. As of March 3, 2003, there were approximately 481 holders of our common stock, not including persons whose stock is held in nominee or "street name" accounts through brokers.

2002	High	Low
1st Quarter 2002	$12.25	$4.18
2nd Quarter 2002	8.68	5.50
3rd Quarter 2002	7.63	4.85
4th Quarter 2002	8.52	4.00
2001	High	Low
1st Quarter 2001	$25.88	$6.53
2nd Quarter 2001	13.50	7.09
3rd Quarter 2001	15.39	5.85
4th Quarter 2001	11.78	5.67

        The closing price of our common stock on the Nasdaq National Market on March 3, 2003 was $5.70. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The following tables set forth, for the periods indicated, selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our consolidated financial statements for the year ended December 31, 2002, which have been audited by BDO Seidman, LLP, independent certified public accountants, and from our consolidated financial statements for the years ended December 31, 2001, 2000, 1999 and 1998, all of which have been audited by Ernst & Young LLP, independent auditors. In April 2000, we acquired Citadel Group, Inc. of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and retain the rights and obligations to service the accounts. Securitizations are treated as sales under generally accepted accounting principles in the United States. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will affect the future cash flows we actually receive. The information in the following table under "Selected Credit Card Data" is presented for the credit card receivables that we have securitized and for the interests that we have acquired in credit card receivables that were securitized by others.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$2,494	$2,347	$7,091	$2,152	$286
Interest expense	(7,579)	(317)	—	—	(595)

Net interest (expense) income	(5,085)	2,030	7,091	2,152	(309)
Securitization (loss) income	(18)	(8,400)	11,778	12,470	13,596
(Loss) income from retained interests in credit card receivables securitized	(25,049)	11,328	113,944	88,800	25,483
Servicing income	37,772	6,018	7,705	8,893	12,541
Other credit card fee income	95,877	89,553	53,165	19,506	4,193
Interchange fee income	15,867	22,780	19,880	9,202	1,865
Ancillary product fee income	14,846	30,592	28,497	17,731	1,695
Equity in income of equity method investee	45,717	—	—	—	—
Other operating expense	(170,895)	(149,489)	(117,905)	(60,384)	(19,968)

Income before income taxes	9,032	4,412	124,155	98,370	39,096
Income taxes	(3,161)	(1,545)	(41,781)	(34,267)	(15,479)

Net income	$5,871	$2,867	$82,374	$64,103	$23,617

Net income attributable to common shareholders	$1,703	$2,723	$82,374	$63,521	$21,817

Net income per diluted share	$0.04	$0.06	$1.79	$1.61	$0.65

	At December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Retained interests in credit card receivables securitized	$275,635	$358,889	$325,583	$165,572	$65,184
Total assets	518,915	536,457	470,505	225,548	88,316
Shareholders' equity	447,868	446,479	404,181	176,221	53,276
	At or for the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, percentages annualized)
Selected Credit Card Data:
Average managed receivables	$2,451,933	$1,695,573	$1,178,957	$589,820	$306,706
Period-end managed receivables	$2,795,888	$1,891,842	$1,528,372	$898,691	$503,985
Period-end managed accounts	3,562	2,185	2,178	1,181	343
Net interest margin	17.6%	21.0%	23.0%	22.1%	19.9%
Operating ratio	8.2%	9.0%	7.7%	8.1%	5.1%
Combined gross charge off ratio(1)	28.8%	24.2%	17.3%	18.0%	13.9%
Net charge off ratio(1)	13.7%	14.9%	11.2%	13.3%	13.2%
Adjusted charge off ratio(2)	11.1%	14.8%	10.7%	4.6%	3.4%
Delinquency ratio	13.9%	11.1%	9.5%	6.4%	8.6%
(1)
The combined gross charge off ratio equals the ratio of accrued finance charge, fee, and principal charge offs, net of recoveries, to average managed receivables for the respective reporting periods.

  The net charge off ratio equals the ratio of only principal charge offs, net of recoveries, to average managed receivables for the respective reporting periods.

(2)
During 1998 and 2002, we purchased portfolios of credit card receivables at substantial discounts from the face amount of the credit card receivables outstanding. A portion of the discount related to the credit quality of the receivables. For purposes of reporting our adjusted charge off ratio, we have used this discount related to credit quality to offset a portion of our actual net principal charge offs. See "Selected Credit Card Data" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these portfolio purchases and the associated discounts.

        The following tables contain unaudited quarterly results for the years ended December 31, 2002, and 2001.

Selected Quarterly Financial Data

	At or for the Three Months Ended
	2002				2001
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest (expense) income	$(725)	$(4,917)	$252	$305	$114	$271	$636	$1,009
Securitization (loss) income, net	—	(18)		—	(9,475)	571	238	266
Income (loss) from retained interests in credit card receivables securitized	8,462	23,708	(62,921)	5,702	(44,554)	19,159	21,278	15,445
Other operating income	68,944	67,857	38,713	34,565	40,053	40,302	35,257	33,331
Other operating expense	49,328	52,709	31,536	37,322	37,160	37,314	34,773	40,242
Income (loss) before income taxes	27,353	33,921	(55,492)	3,250	(51,022)	22,989	22,636	9,809
Income taxes	(9,573)	(11,872)	19,422	(1,138)	17,860	(8,049)	(7,923)	(3,433)
Net (loss) income	$17,780	$22,049	$(36,070)	$2,112	$(33,162)	$14,940	$14,713	$6,376
			At or for the Three Months Ended
	2002				2001
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Per common share:
Basic	$0.35	$0.43	$(0.80)	$0.02	$(0.72)	$0.32	$0.32	$0.14
Diluted	0.35	0.43	(0.80)	0.02	(0.72)	0.32	0.32	0.14
	At or for the Three Months Ended
	2002				2001
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Retained interests in credit card receivables securitized	$275,635	$312,525	$310,074	$349,000	$358,889	$393,885	$361,731	$328,681
Total assets	518,915	505,503	476,895	512,663	536,457	538,304	489,466	471,673
Shareholders' equity	447,868	431,782	412,350	448,425	446,479	440,273	425,333	410,557

        During the second quarter of 2002, net income decreased by approximately $38.2 million due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines at the time which were subsequently issued in final form later in 2002, (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees also based in part on the aforementioned bank regulatory guidelines, partially offset by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

        During the fourth quarter of 2001, our net income decreased by approximately $48.1 million due to a decrease in securitization income of approximately $10.0 million and a decrease in income from retained interests in credit card receivables securitized of approximately $63.7 million. The decrease in the securitization income (loss) resulted from selling approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million during the fourth quarter of 2001. As a result of these transactions, we recognized a loss of approximately $49.7 million when we revalued our retained interests with the discount rate assumption implicit within these fourth quarter 2001 transactions. The loss associated with the change in fair market value of our retained interests was recorded in income (loss) from retained interests in credit card receivables securitized. Other than these fourth quarter of 2001 transactions, we have not sold at a discount any of our retained interests in credit card receivables securitized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and the related notes included herein.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See "Cautionary Notice Regarding Forward-Looking Statements."

General

        CompuCredit is a credit card company that originates and purchases receivables and markets products and services to its customers for which it earns commissions from the providers of such products and services, and to a limited extent certain fee payments directly from its customers. We market unsecured Visa and MasterCard credit cards through direct mail and telemarketing and to a limited degree television and the internet.

        Our revenues primarily consist of (1) securitization income, (2) income from our retained interests in credit card receivables securitized, (3) servicing income, (4) other credit card fee income, (5) interchange fees, (6) ancillary product revenue and (7) equity in the income of our equity method investee.

        Securitization income is gain or loss we recognize at the time of each sale of our credit card receivables. Income or loss from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables that have been securitized. See the "Off Balance Sheet Arrangements" and "Results of Operations" sections for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of credit card receivables. Other credit card fee income includes annual fees, over-limit fees, cash advance fees, other fees assessed to our cardholders and recovery revenue. Interchange fees are the portions of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the commissions we earn from our sales on behalf of various providers of products and services of certain fee-based products and to a limited extent certain fees that we receive directly from customers associated with the sale of various fee-based products. These fee-based products include various memberships, insurance, subscription and other products. Equity in the income of our equity method investee is our portion of our equity method investment in CSG discussed below.

        Our primary operating costs include the costs of funding our receivables, credit losses and other operating expenses, such as employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

        We originate the receivables in our originated portfolio through the use of our target marketing system and direct mail, telemarketing, internet and television campaigns to obtain our customers. We also add accounts by purchasing—either by ourselves or with entities formed through our partnership with others—both credit card receivables portfolios and retained interests in credit card receivables portfolios that have been previously securitized by others. With the exception of receivables purchased or originated through accounts added in portfolio acquisitions, the size of our receivables depend in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing, which we experienced in 2002 and expect to continue to experience throughout 2003 and until we see more favorable advance rates for our securitizations in the asset backed securities markets, our originated receivables portfolio may not grow and may decline. We continue to evaluate opportunities to purchase portfolios because we believe they may provide an attractive return on our investment and because we believe that we may be able to obtain liquidity to fund these activities under terms that are favorable toward these acquisitions.

        During the second quarter of 2002, we purchased a 50% interest in CSG. CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a certificated interest issued by a trust ("CSG Trust"). Equity in the income of our equity method investee is 50% of CSG's income or loss, before income taxes. See the "Results of Operations" and "Other Operating Income" sections for additional information on these revenues. We agreed to service the entire portfolio of credit card receivables underlying the CSG Trust. In exchange for our servicing, we receive a fee. In our "Selected Credit Card Data" section, we include information relating to the receivables underlying our securitizations. Beginning with the second quarter of 2002, our data reflects the credit card receivables underlying our securitizations, as well as 50% of the managed receivables underlying the CSG Trust (which reflects our 50% interest in CSG).

        In July 2002, we acquired from Federated the retained interests in a trust (the "Fingerhut Trust") that then owned approximately $1.0 billion in face amount of receivables. The receivables included in the Fingerhut Trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. We also hired approximately 830 employees from Federated to service the receivables in the Fingerhut Trust. We assumed a servicing liability in the Federated transaction because the contractual servicing fee we receive from the Fingerhut Trust is less than adequate compensation for servicing the receivables. Our servicing liabilities, as well as why we accept servicing revenues less than our anticipated servicing costs, are more fully described in our "Off Balance Sheet Arrangements" section below.

        During the third quarter of 2002, we extended our Affinity Card Agreement with CB&T, the subsidiary of Synovus Financial Corporation that provides for the issuance of our originated credit cards. This agreement was extended from December 2003 to March 2006.

        Our income is dependent upon the size and the quality of the credit card receivables underlying our securitizations. During 2002, we added approximately 545,000 gross new accounts within our originated portfolio. Additionally, with the acquisition of the retained interests from Federated and our investment in CSG, the managed receivables underlying our securitizations and our 50% share of the CSG securitizations increased by approximately $0.9 billion. The receivables within the Fingerhut Trust, in particular, are expected to decline very rapidly. If we do not increase the growth of our portfolio either by originating more accounts or by acquiring additional portfolios, our income from retained interests in future quarters will likely decrease relative to that experienced in 2002.

        Depending on relative competitive, market, and liquidity environments for portfolio acquisition versus origination, we may use either or both of these methods of account growth to varying degrees. We believe that the current competitive, market, and liquidity environments favor growth through acquisition, rather than origination, for our entire underserved customer base, except for those consumers at the lower end of the FICO scoring system. As such, we plan to grow during 2003 through acquisition, rather than origination, for all of those segments of our underserved market except for a segment of consumers at the lower end of the FICO scoring system to which we plan to offer a largely fee-based card product during 2003.

Off Balance Sheet Arrangements

        We contract with banks—primarily CB&T—to originate Visa and MasterCard revolving credit card accounts under agreements with us. On a daily basis, the banks sell us an interest in the receivables created that day in these accounts. Each day, upon our acquisition of that day's receivables, we in turn sell our interest in the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The trusts or conduits issue notes to investors in order to obtain the cash to pay us for the receivables.

        After an initial purchase of notes by the investors, there is usually a period during which collections from the receivables are used to purchase new receivables. This is referred to as a revolving period. The revolving period typically begins on the issuance date of any particular series of notes and ends at the beginning of an amortization period. At the end of the revolving period, the investment of collections in new receivables ends, and collections are instead used to repay the investors. The period during which investors are being repaid is referred to as an amortization period. The revolving periods have coincided with the maturity dates for each of our 364 day commercial paper conduit series or are no less than two years for our series placed with other investors. The maturity date for each series is included in our "Liquidity, Funding and Capital Resources" section.

        All collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed in accordance with the securitization documents. Cash is distributed to us as servicer for our servicing fee, to the investors as interest on their outstanding notes, to or for the benefit of the investors to repay any portion of their outstanding notes that become due and payable and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the payments noted above are paid to us on our retained interests.

        In each securitization transaction, we retain the risk of compliance with federal and state laws and regulations regarding the securitized accounts and any fraudulent activity with regard to the accounts. The fraud for which we are responsible includes the unauthorized use of the credit cards, including identity theft or purchases on lost or stolen cards or account numbers. We expense these fraud losses in other operating expense. To date, we have experienced very little fraud for unauthorized use of the credit cards, and the total expense has annually averaged below 0.20% of average managed receivables.

        The investors in the securitizations require us to provide credit support for the receivables to reduce the risk of loss to the investors resulting from cardholders not repaying their credit card balances when due. We negotiate with each investor the amount of the credit support, which is based on historical and expected delinquency and loss experience on the receivables. The credit support is usually in the form of over-collateralization, which means that we sell the receivables for cash and a subordinated retained interest. Because the retained interest is subordinate to the investors' investment, the investors get excess collateral for their cash purchase price. As a result, the receivables available to repay the investors exceed the total amount of the investors' interests in the receivables. This excess is the retained interest that we own, which is also referred to as a subordinated interest, or a seller's interest. These retained interests represent the difference in the cash we receive from the investors when we sell our originated receivables in our securitizations and the cash we paid to initially purchase the receivables. Increases in retained interests are a use of our cash. During July 2002, we acquired retained interests in the Fingerhut Trust; these retained interests are carried at the lower of amortized cost or fair market value. Expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method. The carrying amount of the retained interests we purchase from third parties is included in our "retained interest in credit card receivables securitized" on our consolidated balance sheet.

        The investors in the securitized receivables have no recourse against us for the cardholders' failure to pay their credit card balances; however, substantially all of our retained interests are subordinated to the investors' interests until the investors have been fully repaid. This means that our retained interests will absorb any losses due to cardholders' failure to repay their balances first before investors in the securitizations have to absorb these losses. In addition, if the receivables within the trusts were to perform poorly, our ability to securitize receivables in the future could be adversely impacted.

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

        Our securitizations are treated as sales under generally accepted accounting principles in the United States ("GAAP"). As such, we remove the securitized receivables from our consolidated balance sheets. As noted above, we own a retained interest in the pool of assets included in each securitization, with the right to receive collections allocated to such retained interest after payments to investors are made. These amounts are recorded as income from retained interests in credit card receivables securitized. Because quoted market prices are generally not available for the retained interests arising from securitizations of our originated portfolio, the fair values of our retained interests in our originated portfolio's receivables are based on the estimated present value of the future cash flows using management's best estimates of key assumptions and the estimated collectible portion of finance charge receivables. We also recognize an "interest-only" ("I/O") strip, which is the present value of the projected excess cash flows the receivables will produce during their life. The excess cash flow is the excess of the finance charges and late fees generated by the securitized receivables over related credit losses, interest paid to investors, servicing costs and other expenses. The I/O strip is included in "retained interests in credit card receivables securitized" on our consolidated balance sheet.

        As noted above, the retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method.

        "Amounts due from securitization" on our consolidated balance sheets include payments recently received by the securitization structure with respect to the securitized receivables that are still held by the structure but are payable to us within the next 30 days.

        Our securitizations are accounted for in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), and, prior to April 1, 2001, were accounted for under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Under these statements, gains or losses are recognized at the time of each sale and are recorded as securitization income or loss in our consolidated statements of operations. The gains or losses recognized on the sales of credit card receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the financial assets and cash proceeds received.

        We believe our securitizations satisfy the conditions of Statement No. 140 for sale accounting because each trust, as the issuer, is a qualified special purpose entity ("QSPE"). The activities of each trust are limited to (1) acquiring, owning and managing its assets and the proceeds of those assets; (2) issuing and making payments on notes; and (3) engaging in related activities. In addition, each holder of a beneficial interest in the notes has the right to pledge or exchange its beneficial interest. Finally, we, as the transferor, transfer the receivables to each trust or to a third party conduit, and we do not maintain control over the receivables.

        The securitization transactions do not affect the relationship we have with our customers, and we continue to service the credit card receivables. We either perform the servicing or contract with third party service providers. The fees we receive to service credit cards are included in our servicing income and are discussed in our "Results of Operations—Other Operating Income" section. In cases where we do not receive adequate compensation for servicing the credit cards, we have recognized a servicing liability for the projected servicing costs that exceed our projected servicing revenue. See our "Results of Operations—Net Securitization (Loss) Income and (Loss) Income from Retained Interests in Credit Card Receivables Securitized" section for the assumptions used and the servicing liability amounts. The amount of servicing revenue we receive is dictated by the trust agreements in our securitizations. We accept servicing revenue that is less than the anticipated servicing costs because during the revolving period, we receive all of the excess cash flows from the securitizations; these excess cash flows represent collections on the receivables in excess of the interest paid to the investors, the servicing fees paid to us as servicer, and required amortization payments. Because we receive the residual or excess cash flows during the revolving period, the total cash we expect to receive, inclusive of both the servicing revenue as well as the excess cash flows, is expected to more than cover our servicing costs.

        The table below summarizes our securitization activity:

	For the year ended December 31,
	2002	2001
	(In thousands)
Gross amount of receivables securitized at year end(1)	$2,334,939	$1,891,842
Excess cash flows received on retained interests	311,423	202,350
Pretax securitization loss	(18)	(8,400)
Proceeds from collections reinvested in revolving-period securitizations	1,123,938	1,208,413
(Loss) income from retained interests in credit card receivables securitized	(25,049)	11,328
  (1)
  Excludes CSG receivables of $922 million (or $461 million attributable to our ownership percentage) because such amounts are included in our equity investment and therefore not reflected in the statement of operations or balance sheet items included herein.

        The gross amount of receivables securitized increased from December 31, 2001, to December 31, 2002, due to the receivables underlying the Fingerhut Trust. Proceeds from collections reinvested in revolving-period securitizations decreased during that same time period due to reduced growth in our originated portfolio. Also during this time period, excess cash flows received on retained interests increased due to the cash flows generated from the retained interests in the Fingerhut Trust. Our pretax securitization income is recognized when the receivables are securitized. Net securitization loss was approximately $18,000 for the year ended December 31, 2002, compared to net securitization loss of $8.4 million for the year ended December 31, 2001. The decrease in securitization loss in 2002 was due primarily to sales of retained interests at a loss during the fourth quarter of 2001. During the fourth quarter of 2001, we sold approximately $36.3 million of our retained interest in credit card receivables securitized for net proceeds of approximately $26.7 million. The $9.6 million difference was a loss and was included in our securitization loss for 2001. Prior to the fourth quarter 2001, and subsequent to the fourth quarter of 2001, we had not and have not sold at a discount to face value any retained interests in credit card receivables securitized.

        The trusts or the conduits in our securitization structures purchase receivables from us by raising proceeds from investors. The proceeds raised are included within the series of notes issued by the trusts or issued by the conduits. The proceeds from the investors are then remitted to us as part of the trusts' or conduits' purchase price of the receivables. We had the following total commitments and outstanding notes in our securitizations for each year presented excluding the structurally subordinate series:

	For the year ended December 31,
	2002	2001	2000
	(In millions)
Total commitments from investors	$2,259	$2,046	$1,847
Total outstanding amounts	1,673	1,524	1,229

        The maturities of these notes range from April 2003 to July 2004, and are more fully detailed in the "Liquidity, Funding and Capital Resources" section. We try to structure our securitization funding sources by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes (assuming, of course, that prior to the maturity of any one series of notes that such series can be replaced with a series structurally subordinate to the series that is nearing maturity).

        The payment terms of each securitization structure are negotiated with investors. Some facilities enter into accumulation periods at pre-determined dates prior to their maturity. During an accumulation period, a portion of cash collected from the cardholders is required to be accumulated in an account for the benefit of the facility and is not available to us to fund new purchases.

        In our securitization structure associated with the portfolios we purchased in 1998, each month a portion of the cash collected from the cardholders is paid to the investors to decrease their remaining invested amount. The amount paid to the investors to decrease their invested amount totaled $47.1 million for the year ended December 31, 2002, and $45.1 million for the year ended December 31, 2001. Under the current terms of the securitization, the amount paid to the investors to reduce their invested amount equals 100% of the cash collected less servicing fees paid to CompuCredit and less interest charges on the invested amount. CompuCredit is responsible for financing any new purchases. For the year ended December 31, 2002, CompuCredit was required to finance $0.3 million in purchases. For the year ended December 31, 2001, CompuCredit was not required to finance any purchases. As of December 31, 2002, the total due to the investors in the securitization structure associated with the portfolios that were purchased in 1998 was approximately $49.1 million and the retained interest was $14.3 million. As of December 31, 2001, the total due to the investors in the securitization structure was approximately $96.2 million and the retained interest was $19.1 million.

        The excess cash from the securitization structure associated with the Fingerhut Trust retained interests we purchased in 2002 was $128.9 million during 2002. As of December 31, 2002, the total due to the investors in the securitization structure associated with the purchased Fingerhut Trust retained interest was approximately $360.1 million, and the gross retained interest was carried at $21.1 million and the servicing liability was carried at $66.9 million. The amortization of the servicing liability associated with this securitization structure was $28.9 million for 2002.

        Once the investors in each of our securitization structures are repaid, all cash collected on any remaining receivables is payable to us. We detail the maturity dates and describe our facilities and amounts being used to repay investors in the "Liquidity, Funding and Capital Resources" section.

        We include in our consolidated financial statements all of our wholly owned subsidiaries. However, in accordance with Statement No. 140, we do not consolidate any of the trusts, all of which are QSPEs. We are required to service the receivables that have been sold. We also perform the administrative functions for the trusts, including preparing daily and monthly reports relating to the receivables. We do this pursuant to an administration agreement between the trustees of the trusts and us.

        Our securitization documents require us, as servicer of the receivables, to covenant that we will maintain an acceptable ratio of tangible net worth to total managed receivables or that we will not default in the payment of material indebtedness or reduce the periodic finance charges assessed on the receivables below agreed upon levels. We have also agreed to service the receivables in accordance with our servicing policies and procedures. In addition to the above, there are events described in our agreements that may trigger an early redemption, which would cause substantially all collections on the receivables to go to the investors to pay the principal on the notes. This would largely delay the payment of cash to us with respect to our seller's interests until the investors' notes were paid in full. These events include our failure as servicer to remit the collections that we receive from cardholders to the appropriate securitization accounts within the required time frames, our failure to provide reports regarding the activity in the accounts within required time frames, or a breach of our representations and warranties. These events also include financial performance measures on the underlying receivables. As servicer of the accounts, we do not covenant or make any representation or warranty regarding the collectibility of the receivables in the accounts.

        Our securitization documents require us, as the seller of the receivables, to make representations and warranties relating to the validity and the enforceability of the agreements pursuant to which the receivables were created. We also make other standard representations and warranties including our ability to enter into the agreements and the accuracy of the information provided by us to investors. If we breach any of these representations, we may not be able to sell additional receivables into our securitization structures, and we may cause an early redemption event. As seller of the receivables, we do not make any representation or warranty regarding the collectibility of the receivables in the accounts.

        As of December 31, 2002, we have not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables has not caused an early redemption event in any of our securitizations. However, during the first quarter of 2003, and in line with our expectations at the time of our acquisition and projections upon which we based our purchase price for the Fingerhut Trust retained interests, Fingerhut Trust Series 1998-2 triggered an early amortization as a result of the principal balance of receivables in the trust falling below the minimum balance required by the series.

Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Net income for the year ended December 31, 2002 was $5.9 million, an increase of $3.0 million from net income of $2.9 million for the year ended December 31, 2001. Net income attributable to common shareholders for the year ended December 31, 2002, was $1.7 million, or $0.04 per diluted share, compared to net income attributable to common shareholders of $2.7 million, or $0.06 per diluted share for the year ended December 31, 2001. The increase in our net income was principally due to our equity method-investee, the Federated acquisition and the change in our residual cash flow discount rate. These effects were partially offset, however, by (a) decreases during the second quarter of 2002 in our estimates of both the fair value of our retained interests in finance charge receivables and accrued interest and fees earned but not billed, and (b) the seasoning during 2002 of the receivables underlying our securitizations, which resulted in a larger percentage of our receivables portfolio aging into the second and third year of their lives. As the receivables age through their peak charge-off period, as described below, they produce less income. The reduction in net income attributable to common shareholders in 2002 versus 2001 reflects the higher 2002 costs of dividends paid on our preferred stock; our preferred stock was outstanding during the entire 2002 year versus less than one month during 2001.

        During 2002, as in prior years, we securitized all of our receivables, but nevertheless experienced income that was dependent upon the performance of the receivables underlying the securitizations. During 2002, our managed receivables grew approximately 47% from $1.9 billion as of December 31, 2001, to $2.8 billion as of December 31, 2002. The $2.8 billion managed receivables balance as of December 31, 2002, includes our 50% share of the managed receivables of CSG.

        In connection with both the CSG investment and the Federated acquisition, we agreed to service 100% of the receivables underlying their respective securitizations. We receive servicing fees, which increased our servicing income to $37.8 million during the 2002, as compared to $6.0 million during 2001. Because we are servicing these assets, our credit card servicing expense increased from $62.4 million in 2001 to $94.0 million in 2002. Additionally, we recorded approximately $45.7 million of pretax income during the year ended December 31, 2002, under the equity method of accounting for our CSG investment. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired in the second quarter of 2002 from the CSG Trust.

        We had a loss from retained interests in credit card receivables securitized during 2002 of $25.0 million, compared to 2001 income from retained interests of $11.3 million. This change resulted principally from an approximate $76.0 million decrease during 2002 of our estimate of the fair value of our retained interests in finance charge receivables and accrued interest and fees. Prior to the second quarter of 2002, we estimated the fair value of our retained interests in finance charge receivables and accrued interest and fees using our estimates of total finance charges billed and earned but not yet billed to cardholders. Our new estimates better reflect our expectation of just the collectible portion of these finance charges. We believe our change in estimate was preferable as it more accurately reflects the cash we expect to receive in the future from cardholders with respect to these fees. We made this change in our estimate during the second quarter based in part on proposed regulatory guidelines, which affect many other companies in the credit card industry and which were issued in final form during the latter half of 2002. Although we are not a bank and are not directly regulated by any financial regulator, we believe other credit card companies either have or will be adopting this change in estimate in response to the new regulatory guidance.

        Our income from retained interests also decreased during 2002 as compared to 2001 due to a reduction in the profitability of the originated credit card receivables underlying our retained interests. This resulted from an increase in the charge offs of the receivables, which is due to a larger percentage of our originated receivables aging through the second and third years of their life, as well as generally poor economic conditions and the effects of these conditions on the ability of our customers to make their required payments. When credit card receivables are first originated, we expect them to have low charge off rates in their first twelve months. The charge off levels are then expected to dramatically increase during year two and then moderate in year three and beyond. We have observed this trend in our originated portfolio but have noticed our charge offs have not moderated as quickly as expected, primarily due to the generally poor economic conditions that have existed since the end of 2001. For 2002, we incurred combined gross charge offs on our originated portfolio of $529.8 million, as compared to $388.9 million during 2001; for further detailed discussion of our charge off data and the credit quality of our originated portfolio, see the "Selected Credit Card Data" section.

        The above decreases in our income from retained interests were partially offset by (a) an approximate $22.8 million increase in our retained interests due to the reduction of our residual cash flows discount rate from 34.9% as of December 31, 2001, to 22.5% during the second quarter of 2002 and throughout the remainder of the 2002 year, and (b) income from the retained interests in the Fingerhut Trust we acquired during July 2002.

        The largest component of our income comes from the profit generated from the credit card receivables underlying our securitizations. Growth in managed receivables cannot be predicted with certainty. In general, it is a product of our marketing, portfolio acquisitions and other strategic efforts. In general, our growth is a product of (1) the growth in the number of accounts, and (2) the amount of usage—or balances—on the accounts. Our growth also is dependent upon a number of factors that we are not able to control, such as levels of consumer spending, competition and general economic conditions. Growth in the number of accounts is a product of several factors, primarily the level of our marketing efforts, our competition, the general economy and our portfolio acquisition efforts. Our marketing and solicitation expenses decreased to $11.9 million for 2002 from $29.9 million for 2001, and we expect a decrease in marketing expense in 2003 compared to 2002. We decreased our marketing in 2002 and have decreased our marketing budget for 2003 because we believe that, while we should have access to liquidity for our origination activities, the advance rates and other terms underlying this available liquidity do not allow us to earn our, and our shareholders' desired returns on equity. We have chosen to focus our 2003 growth efforts on portfolio acquisition, rather than marketing and origination activities for our traditional underserved market. We do anticipate some marketing efforts and originations, however, during 2003, pursuant to our efforts to move down to the lower end of the FICO scoring system with more of a fee-based card product in 2003.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

        Net income for the year ended December 31, 2001, was $2.9 million, or $0.06 per diluted share, a decrease of $79.5 million from net income of $82.4 million for the year ended December 31, 2000. The decrease was principally due to a $9.6 million loss on the sale of two retained interests during our fourth quarter of 2001 and a reduction in the fair market value of our retained interests in the fourth quarter of $49.7 million. The decrease in our income was also due to the seasoning of the receivables underlying our securitizations, as the average growth rate during 2001 decreased as compared to 2000, resulting in a larger percentage of our receivables portfolio being more than twelve months old during 2001. When receivables age through their peak charge-off period they produce less income. Receivables generated in accounts that are new typically will have much lower charge offs over the next twelve months or so than receivables generated in accounts that are between one and two years old. We generally expect charge off levels to dramatically increase during year two and then moderate in year three and beyond. While we have noticed this general trend within our originated portfolio and believe in this trend line in moderate to good economic environments, our charge offs have not moderated as quickly as expected primarily due to the generally poor economic conditions that have existed since the end of 2001 and the effects of these conditions on the ability of our cardholders to make their required payments.

        During 2001, as in prior years, we securitized all of our receivables; however, our income for 2001 was dependent upon the performance of the receivables underlying the securitizations. During 2001, our managed receivables grew approximately 24% from $1.5 billion at December 31, 2000, to $1.9 billion at December 31, 2001. This growth rate was substantially less than the growth rate we experienced during 2000 of 67%.

        Our receivables growth rate decreased from 2000 to 2001 because we added fewer accounts. During 2001, our net charge off rate increased and our net interest margin decreased because a larger percentage of the accounts—many of which were added during 1999 and 2000 growth periods—seasoned to an age of greater than twelve months. When credit card receivables are first originated, they tend to have artificially low charge off rates in their first twelve months. Receivables generated in accounts that are new typically will have much lower charge offs over the next twelve months or so than receivables generated in accounts that are between one and two years old. We further describe the receivables portfolio in "Selected Credit Card Data," including further discussion of the asset quality of the receivables. Because our income is dependent upon the performance of the receivables underlying our securitizations, the reduction in our growth rate in receivables during 2001, as compared to 2000, resulted in a reduction in our income for 2001 as compared to 2000.

        During the fourth quarter of 2001, we sold approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million. Approximately $27.0 million of our retained interests sold were to a related party, which is more fully described in "Item 13. Relationships and Related Transactions." The $9.6 million difference is a loss on sale under the provisions of Statement No. 140 and is included in our securitization loss for 2001. We sold the retained interests to raise additional liquidity without selling additional common stock at what we believed was a low price. The retained interests were sold at a discount because the stated interest rates on the interests were less than the interest rate required by investors in the marketplace. The first retained interest that we sold at a discount had a stated interest rate of LIBOR +7.5%, while the investor required a total return of 22%. The second retained interest that we sold had a stated interest rate of 15%, while the investor required a total return of 35%. We believe the pricing was a function of the uncertainty in the economy resulting from a general economic slowdown and from events that took place on September 11, 2001. We also believe the pricing was a function of uncertainty in the liquidity markets and issues surrounding other credit card issuers such as NextCard and Providian, both of which were having financial difficulties at the time we accessed the capital markets. The investor that required the 35% return also purchased Series A Preferred Stock from us. Prior to the fourth quarter of 2001, we had not previously sold at a discount to face value any retained interests in credit card receivables securitized.

        Income from retained interests in credit card receivables securitized decreased to $11.3 million in 2001, versus $113.9 million in 2000, due primarily to a decrease in the fair market value of our retained interests in credit card receivables securitized at December 31, 2001. Additionally, the income earned on the retained interest during 2001 was less than the income earned during 2000 due primarily to an increase in the combined gross charge off rates on our securitized receivables. See our discussion under "Net Securitization Income (Loss) and Income from Retained Interests in Credit Card Receivables Securitized."

        The fair market value of our retained interests in credit card receivables securitized decreased at December 31, 2001, due primarily to a substantial increase in the market interest rate (or discount rate) used to discount the associated cash flows and an increase in the net charge off rate used in valuing our retained interests. The discount rate increased to 34.9% at December 31, 2001, from 16.7% at December 31, 2000, and the charge off rate increased to 16.7% at December 31, 2001, from 10.9% at December 31, 2000. The increase in the market interest rate reflects the interest rate implicit in sales of retained interests that occurred during the fourth quarter of 2001. We sold a retained interest in

November 2001 with a total return to the investor of 22% and a retained interest in December 2001 with a total return to the investor of 35%.

        The largest component of our income is derived from profit generated from the managed receivables underlying our securitizations. The components of our income that the managed receivables impact are securitization income, income from retained interests in credit card receivables securitized, servicing income, other credit card fees and interchange fees. These items are more fully discussed below in this MD&A. Growth in managed receivables cannot be predicted with certainty, but, in general, is a product of (1) the growth in the number of accounts, and (2) the amount of usage—or balances on the accounts. Overall, our managed receivables grew from $0.9 billion in 1999, to $1.5 billion in 2000 (a 67% growth rate), to $1.9 billion in 2001 (a 27% growth rate). At the same time, the number of accounts grew from 1.18 million in 1999, to 2.18 million in 2000 (84.4%), to 2.19 million in 2001 (0.3%). During the third quarter of 2001, we closed 182,000 inactive accounts, which reduced our ending accounts at the end of 2001.

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

        During 2001, our competition also was active. We faced intense competition, and we believe that the drop in the usage of our credit cards during 2000 and 2001 was due in part to increased competition from other credit card companies during the same period, including Metris, Providian, NextCard and Capital One. Although we cannot measure the impact of competitors to our business specifically, we believe that many of our competitors were offering lower fees during 2000 and 2001 for their credit card products and were possibly offering larger credit lines on their credit card products. We also believe that our competitors may have been offering teaser rates to induce cardholders to accept and use their products.

        During 2001, we believe that the average usage of accounts also declined due to both general economic and, particularly after September 11, broader uncertainty. A decrease in the usage of the accounts directly impacts the amount of outstanding receivables, and therefore, our income.

        Other operating income, excluding securitization income and income from retained interests in credit card receivables securitized, increased to $148.9 million for the year ended December 31, 2001, from $109.2 million for the year ended December 31, 2000. This increase is due primarily to the increase in other credit card fees. Our interchange income and our income from ancillary products did not materially change from 2000.

Net Interest Income and Interest Expense

        Net interest income consists of interest income earned on cash and cash equivalents less interest expense. Net interest expense was $5.1 million for the year ended December 31, 2002, compared to net interest income of $2.0 million for the year ended December 31, 2001, and $7.1 million for the year ended December 31, 2000. The decrease in net interest income of $7.1 million during 2002 is due primarily to interest expense associated with the debt used to purchase our ownership interest in CSG and to acquire the retained interest of the Fingerhut Trust. Both of these loans were paid off during 2002. However, as part of the loan to acquire our interest in CSG, the lender is entitled to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense. As such, we anticipate interest expense increasing during the first six months of 2003 and then decreasing the last six months of 2003. The $5.1 million decrease in net interest income between 2000 and 2001 is attributable to (a) the usage during 2000 and 2001 of the cash proceeds we received from our first quarter 2000 follow-on public offering, and (b)  increased 2001 interest expense associated with amounts outstanding under our revolving credit facility during that year.

        During 2001, we utilized our $25.0 million, one-year, revolving credit facility. As of December 2001, $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a third party servicer. The revolving credit facility expired in January 2002 and was paid in full.

Net Securitization (Loss) Income and (Loss) Income from Retained Interests in Credit Card Receivables Securitized

        Retained interests in credit card receivables securitized are valued in accordance with the provisions of Statement No. 140 and EITF 99-20. Retained interests accounted for under Statement No. 140 are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). See "Off Balance Sheet Arrangements."

        Net securitization (loss) income is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (our retained interest) and retain rights to receive cash in the future (the I/O strip). Net securitization loss for the year ended December 31, 2002, was $18,000 compared to net securitization loss of $8.4 million as of December 31, 2001, compared to net securitization income of $11.8 million for the year ended December 31, 2000. The decrease in securitization loss in 2002 was due primarily to sales of retained interests at a loss during the fourth quarter of 2001. During the fourth quarter of 2001, we sold approximately $36.3 million of our retained interest in credit card receivables securitized for net proceeds of approximately $26.7 million. The $9.6 million difference was a loss and was included in our securitization loss for 2001. Other than these fourth quarter of 2001 transactions, we have not sold at a discount any retained interests in credit card receivables securitized. The securitization loss in 2001 as compared to securitization income in 2000 is due primarily to the fourth quarter 2001 sales of the retained interests as described above.

        Loss (income) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115. Loss from retained interests in credit card receivables securitized for the year ended December 31, 2002, was $25.0 million, compared to income of $11.3 million for the year ended December 31, 2001, and $113.9 million for the year ended December 31, 2000.

        The significant decrease in our income (loss) from retained interests in credit card receivables securitized from December 31, 2001, to December 31, 2002, was due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of our originated portfolio of approximately $63.3 million; (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.7 million to better estimate the collectible portion of these fees; and (c) an increase in the charge offs of the receivables with a commensurate increase in the charge off assumption used to value our retained interests. Substantially all of our cardholders as of December 31, 2002, and December 31, 2001, are considered "sub-prime" according to the guidance provided by the agencies that regulate the banking industry. This reflects the fact that, as a whole, the accounts underlying our securitizations generally experience higher losses than prime accounts. We factor these higher expected losses into our projected loss assumptions which are used to value our retained interests under Statement No. 140. See Note 6 (Off Balance Sheet Arrangements) to our consolidated financial statements. The increase in the charge off assumptions is due primarily to the seasoning of the portfolio and the generally poor economic conditions being experienced throughout the country and the effects of these conditions on the ability of our cardholders to make their required payments. The aforementioned decreases in our income from retained interests were partially offset, however, by (a) an approximate $22.8 million increase in our retained interest due to decreasing our residual cash flows discount rate from 34.9% to 22.5% during the second and subsequent quarters of 2002; and (b) the income from the retained interests we acquired in the Federated Trust during July 2002. See below for the other key assumptions used to value our retained interests.

        The significant decrease in our income from retained interests in credit card receivables securitized from December 31, 2000, to December 31, 2001, is due to a decrease in the fair value of the retained interests at December 31, 2001. This decrease attributable to the change in the fair value was approximately $49.7 million and is due primarily to the increase in our discount rate from 16.7% at December 31, 2000, to 34.9% at December 31, 2001. The increase in the discount rate reflects the interest rate implicit in sales of retained interests that occurred during the fourth quarter of 2001. Additionally, the change in fair value was also due to the increase in the estimated expected credit loss rate from 10.9% at December 31, 2000, to 16.7% at December 31, 2001. The remainder of the 2001 decrease in income from retained interests in credit card receivables securitized was due to an increase in charges offs, offset in part by an increase in APR and late fees.

        The fair value of our retained interests in credit card receivables securitized is estimated by discounting the expected future cash flows from the receivables that have been securitized at rates which we believe are consistent with those that would be used by an independent third party. These rates have historically been reflective of (a) average rates disclosed by our peers and (b) average rates we have reviewed from transactions where the total interest rate to the investor has been disclosed. We also sold two retained interests during the fourth quarter of 2001. The sale in November 2001 provided a total return of 22% and the December 2001 sale provided a total return of 35%. The increase in our residual cash flows discount rate used at December 31, 2001, was reflective of the higher rate of return of the transaction that we closed in December 2001. This fourth quarter 2001 increase in the discount rate used to value the interest-only strip did not affect the discount rate used to value the servicing liability because the two fourth quarter 2001 transactions did not affect the servicing discount rate. The discount rate for the servicing liability is what we believe is reflective of what market participants would use for servicing valuation. Had we increased the discount rate of the servicing liability, it would have decreased the servicing liability and thus increased our income.

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

        See below for the assumptions used to value the interest-only strip and servicing liability for the receivables that we have securitized.

	At December 31,
	2002	2001	2000
Payment rate (monthly)	6.7%	8.0%	8.8%
Expected credit loss rate (annualized)	18.0	16.7	10.9
Residual cash flows discount rate	22.5	34.9	16.7
Servicing liability discount rate	14.1	14.0	16.7

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

        During the first quarter of 2002, due to the continued general weakness of the economy and the continued stress and liquidity challenges that we saw in the asset backed securities markets, we did not believe that there was sufficient evidence to warrant a reduction in our discount rate. In the second quarter of 2002, however, our liquidity position improved with the purchase (through our 50%-owned equity method investee, CSG) of the retained interests from Providian. Additionally, we finalized the terms of a new securitization structure with more favorable advance rates, pricing and other terms. As a result, we concluded, after consultation with and corroboration by an independent third-party valuation firm, that a reduction in our discount rate was warranted. The valuation techniques utilized by the third-party valuation firm included analyzing our recent transactions and our competitors (both direct and indirect) discount rates and cost of equity, with equal weighting given to each.

        During the third and fourth quarters of 2002, we did not see any evidence indicating an adjustment in our discount rate was necessary, thus, our residual cash flows discount rate remained at 22.5% at the end of those periods.

        The various assumptions in the above table relate only to receivables that we have securitized and do not apply to retained interests that we have purchased. The Federated Trust retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method. This same method is used by the Company's 50%-owned equity method investee, CSG, with respect to its purchase of the retained interests in the CSG Trust during 2002.

        We securitize all of our originated receivables each day by selling the receivables to trusts or to multi-seller commercial paper conduits administered by national banking institutions. The receivables that are sold through securitizations are removed from our balance sheet for financial reporting purposes. When we sell the receivables we receive cash proceeds and a retained interest in the receivables. Our retained interests are subordinate to the other investors. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization payments.

        The following table summarizes our securitization activity for the periods presented and does not include any of the receivables managed by or the securitization facility of CSG, our 50%-owned equity method investee:

	At or for the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Securitization Activity: Gross amounts of receivables securitized at year end (total managed receivables)	$2,334,939	$1,891,842	$1,528,372	$898,691	$503,985
Principal securitized	2,063,454	1,705,119	1,416,009	871,116	131,027
Total outstanding amounts securitized	1,672,500	1,524,000	1,229,000	724,000	95,323
Over-collateralization	390,954	181,119	187,009	147,116	35,704
Over-collateralization ratio	18.9%	10.6%	13.2%	16.9%	27.2%
Net proceeds from securitizations	2,987	344,784	591,946	448,230	402,272
Excess cash flows received on retained interests	311,423	202,350	155,000	92,804	36,667
Pretax securitization (loss) income	(18)	(8,400)	11,778	12,470	13,596
(Loss) income from retained interests in credit card receivables securitized	(25,049)	11,328	113,944	88,800	25,483
I/O strip	$99,964	$84,390	$52,249	$28,557	$5,725
Servicing liability	(108,010)	(38,123)	(21,807)	(11,397)	(2,455)

Net I/O strip	(8,046)	46,267	30,442	17,160	3,270

        The gross amounts of receivables securitized at year-end have increased each year as we have grown our business. The principal portion securitized has increased accordingly as have our total receivables securitized. Prior to the end of 2001, we saw a steady decrease in the amount of over-collateralization ratio required by our investors in our securitizations as a percentage of the total principal securitized as a result of the maturation of the securitizations. In addition to the general seasoning of the portfolio, there was more historical data available about the securitizations on which investors could more accurately base their over-collaterization decisions. The percentage of over-collateralization to total principal securitized increase from 2001 to 2002 is due to both adverse asset backed securities liquidity market factors and trends and the retained interests we acquired in

2002. The proceeds from securitizations are the result of purchases of receivables by third party investors. These proceeds fluctuate based on the growth of the originated receivables. The proceeds from securitization increased from 1999 to 2000 due to the increase in managed receivables and then decreased during 2001 and 2002 as our growth slowed and we did not securitize the volume of receivables that we did while growing the originated portfolio prior to 2001. The excess cash flows received on our retained interests are a function of the size and average age of the managed portfolio. Our pretax securitization (loss) income is loss or gain recognized when the receivables are securitized. This amount remained fairly constant from 1999 to 2000 and decreased from 2000 to 2002 due to the loss associated with the sale of two pieces of our retained interest in the fourth quarter of 2001 (explained in more detail above) and the lower volume of receivables securitized during the period. Our interest-only strip is the present value of the projected excess cash flows we expect to receive on the securitized receivables. These cash flows are dependent upon the size and performance of the gross amount of receivables securitized. Our interest-only strip increased from 1999 to 2002 as the aggregate amount of receivables securitized increased.

        We initially record a servicing liability with respect to a securitization structure when the servicing fees we expect to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at estimated fair market value with changes in fair value included in income. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 6 (Off Balance Sheet Arrangements) to our consolidated financial statements. The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on our consolidated balance sheets. These servicing costs are also a function of the gross amount of receivables securitized and increased from 2000 to 2002 as the receivables we serviced increased. The increase in the servicing liability from December 31, 2001, to December 31, 2002, is due primarily to our servicing for the Fingerhut Trust, for which we do not receive adequate compensation. We typically accept servicing revenue that is not considered adequate compensation because, during the revolving period of a securitization, we receive all of the excess cash flows from the securitization, which represent collections on the receivables in excess of the interest paid to the investors, the servicing fees paid to us as servicer, and required amortization payments. Because we receive the residual or excess cash flows during the revolving period, the total cash we expect to receive inclusive of both the servicing revenue as well as the excess cash flows is expected to more than cover our servicing costs.

        Our retained interests in credit card receivables securitized include the following:

	At December 31,
	2002	2001	2000
	(In thousands)
I/O strip	$99,964	$84,390	$52,249
Fair value of retained interest	283,681	312,622	295,141
Servicing liability	(108,010)	(38,123)	(21,807)

Retained interests in credit card receivables securitized	$275,635	$358,889	$325,583

        The I/O strip reflects the estimated fair value of our rights to future income from the portfolios and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the estimated fair value of the costs to service receivables above and beyond the servicing income we expect to receive from the securitizations. The change in the servicing liability is included in income from retained interests in credit card receivables securitized. The fair value of retained interests includes all of the retained interests we own in the securitizations. Our I/O strip increased from December 31, 2001, primarily due to a decrease in our residual cash flows discount rate from 34.9% at December 31, 2001, to 22.5% at December 31, 2002, as discussed previously. Our servicing liability increased due to the servicing liability we assumed when we purchased the Fingerhut Trust retained interests from Federated in July 2002. We have received strong cash flows from the Fingerhut acquisition. The fair value of retained interest decreased between December 31, 2001, and December 31, 2002, due to a decrease in our estimate of the fair value of our retained interests in finance charge receivables as discussed earlier, partially offset by the acquisition of the retained interests we purchased from Federated in July 2002.

Equity Method Investment in CSG

        CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by the CSG Trust, which owns a portfolio of credit card receivables. We own a 50% interest in CSG, and we account for our interest in CSG using the equity method of accounting. We funded our initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million. In exchange for servicing 100% of the receivables owned by the CSG Trust, we receive a servicing fee from the securitization structure. The servicing fee is considered adequate compensation for the services performed.

        Under the equity method of accounting for our CSG investment, we recorded approximately $45.7 million of pretax income during the year ended December 31, 2002. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired in the second quarter of 2002 from the CSG Trust. During the year ended December 31, 2002, we received approximately $43.5 million in cash distributions and $21.5 million in bonds from our investment in CSG. See the CSG consolidated financial statements contained herein.

Other Operating Income

        Other operating income, excluding securitization income, income from retained interests in credit card receivables securitized, and our equity in income of equity method investee, consists of the following for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Gross servicing income	$37,772	$6,018	$7,705
Other credit card fees	95,877	89,553	53,165
Interchange fees	15,867	22,780	19,880
Ancillary products	14,846	30,592	28,497

Total other operating income	$164,362	$148,943	$109,247

        Our total other operating income is primarily a function of the size of our average credit card receivables portfolio. The increase in other operating income to $164.4 million for the year ended December 31, 2002, from $148.9 million for the year ended December 31, 2001, relates to the increase in our managed receivables, which increased to $2.8 billion (including our 50% ownership interest in the CSG retained interest) at December 31, 2002, from $1.9 billion at December 31, 2001. This increase was due to the increase in servicing revenue associated with the purchase of the retained interests in the Fingerhut trust and the investment in CSG, as we service 100% of both of these portfolios. The increase in servicing revenue was offset by a decrease in our ancillary product revenue. This revenue category is very sensitive to our new account growth since historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. During 2002, we originated less accounts than in prior years, and this resulted in the decrease in ancillary product revenue. Other credit card fee income increased slightly for the twelve months ended December 31, 2002, compared to December 31, 2001, due primarily to increases in annual and overlimit fees. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us based on the purchase volume on our credit card receivables. Interchange fees decreased for the twelve months ended December 31, 2002, compared to December 31, 2001, primarily due to a decrease in purchase volume of our cardholders. This was in spite of an overall increase in receivables as the Federated accounts are private label and therefore do not contribute to any additional volume related to our interchange agreements.

        The increase in other operating income to $148.9 million for the year ended December 31, 2001, from $109.2 million for the year ended December 31, 2000, relates to the increase in our managed receivables, which increased to $1.9 billion at December 31, 2001, from $1.5 billion at December 31, 2000. A substantial portion of the servicing income relates to the portfolios purchased in 1998. As the size of these purchased portfolios decreases, there is a corresponding decrease in servicing income. Other credit card fees, which includes annual, over-limit and cash advance fees, increased to $89.6 million from $53.2 million. The increase in these fees was primarily due to the increase in our managed receivables and not due to any significant change in the type or composition of the fees that are charged on the credit card accounts. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us on the purchase volume on our credit card receivables. Interchange fees grew to $22.8 million from $19.9 million due to an increase in the purchase volume on our managed receivables. Ancillary product revenue increased to $30.6 million from $28.5 million due to more customers purchasing our products. During 2001, we added several fee-based products; we developed and implemented several new fee-based response models; and we continued to enhance our marketing reach by refining our internet promotions, increasing promotions offered to our cardholders on their monthly account statements, and refining our most significant cross selling promotions. These efforts increased our ancillary product income during 2001. Substantially all of our ancillary product income for the past three years consist of commissions paid directly to us from vendors whose products we market.

Other Operating Expense

        Other operating expense consists of the following for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Non-servicing salaries and benefits	$18,514	$12,161	$5,833
Credit card servicing	94,046	62,374	28,320
Marketing and solicitation	11,907	29,931	59,509
Professional fees	4,488	3,659	2,255
Data processing	6,754	10,558	4,519
Net occupancy	5,185	3,875	1,160
Ancillary product expense	4,832	10,121	8,501
Depreciation	14,801	9,802	4,273
Other	10,368	7,008	3,535

Total other operating expense	$170,895	$149,489	$117,905

        Other operating expense for the year ended December 31, 2002, increased to $170.9 million, from $149.5 million for the year ended December 31, 2001. This increase is due primarily to servicing expenses associated with servicing 100% of the receivables in the CSG Trust and the Fingerhut acquisition. Credit card servicing costs primarily include collections and customer service expenses. These expenses include in-house collections and customer service expenses as well as costs associated with corresponding with our cardholders. Servicing expense also includes outsourced collections and customer service expenses. Based on the growth of the receivables we service, we increased our infrastructure, customer service and collection personnel. Salaries and benefits, professional fees, net occupancy and other expenses increased as our operations expanded to service the increase in managed receivables. Depreciation expense increased for all periods due to growth in our infrastructure to support our increase in managed receivables.

        In 2002, marketing and solicitation costs decreased due to reduced budgeted levels of direct mail, telemarketing, internet and television campaigns. Ancillary product expense decreased due to a decrease in ancillary product marketing and a decrease in ancillary products sold. Data processing decreased due to planned spending decreases during 2002 compared to 2001.

        Other operating expense for year ended December 31, 2001, increased to $149.5 million from $117.9 million for the year ended December 31, 2000. This increase is due primarily to increases in credit card servicing, salaries and benefits, data processing expenses, and other expenses, offset by a decrease in marketing and solicitation expenses. Credit card servicing costs, including collections and customer service, increased due to the increase in our managed receivables. Based on anticipated growth in our managed receivables, we increased our infrastructure, customer service and collection personnel. Salaries and benefits, professional fees, data processing, net occupancy and other expenses increased as our operations expanded to service the increase in managed receivables. We reduced our marketing and solicitation efforts during the second half of 2001 as a result of concerns relating to the availability of financing, general economic conditions and uncertainty regarding credit quality of accounts we historically have targeted. Our growth rate in 2001 and 2002 was negatively impacted by this reduction in marketing. Ancillary product expense increased due to the additional sales of products and services that took place during 2001, including insurance products and memberships.

        Other expenses include fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. Expenses in this category other than fraud increased incrementally as we added infrastructure to support the growth in managed receivables. Our fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.2% of our average managed receivables in any given year.

Income Taxes

        Income taxes were $3.2 million for the year ended December 31, 2002, $1.5 million for the year ended December 31, 2001 and $41.8 million for the year ended December 31, 2000. Our effective tax rate was 35.0% for 2002, 35.0% for 2001 and 33.7% for 2000. See Note 11 (Income Taxes) to our consolidated financial statements included elsewhere herein for further explanation of the income tax expense and a reconciliation of reported income taxes to the amount utilizing the federal statutory rate.

Selected Credit Card Data

         Securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. The information in the following table is presented to reflect the credit card receivables that we have securitized, the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002) and 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG). We have included 50% of the managed receivables underlying the CSG Trust because we have a 50% interest in CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income are dependent upon 50% of the managed receivables. In addition to owning our 50% interest in CSG, we are the servicer for 100% of the receivables in the CSG Trust, and we receive a servicing fee from the CSG Trust which we believe to be adequate compensation for the servicing we perform.

	At or for the Three Months Ended
	2002				2001
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands; percentages annualized)
Period-end managed receivables	$2,795,888	$3,028,500	$2,260,442	$1,809,070	$1,891,842	$1,804,631	$1,671,762	$1,589,584
Period-end managed accounts	3,562	4,070	2,285	2,057	2,185	2,163	2,300	2,256
Average managed receivables	$2,912,482	$3,090,254	$1,945,024	$1,860,209	$1,838,873	$1,745,136	$1,623,730	$1,574,554
Net interest margin	17.1%	21.4%	13.1%	16.9%	19.0%	21.5%	22.0%	21.6%
Other credit card income ratio	5.1%	4.9%	7.3%	7.4%	8.5%	9.2%	8.5%	8.3%
Operating ratio	8.3%	8.0%	7.6%	9.0%	9.8%	8.8%	8.4%	9.1%

        The numerator of the net interest margin calculation includes all accrued finance charge and late fee income billed on all outstanding receivables, less interest expense as well as accrued finance charge and fee charge offs. The numerator of our other credit card income ratio includes other credit card fees, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income and ancillary product income. Our operating ratio numerator includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, other than marketing and solicitation and ancillary product expenses. Each of the aforementioned ratios is expressed as a percentage of average managed receivables.

        The portfolios we acquired in 1998 were acquired at substantial discounts. The retained interests in the CSG Trust that CSG acquired in 2002 and the retained interests in the Federated Trust that we acquired in 2002 both were acquired at substantial discounts as well. As to the managed receivables underlying the 1998 and 2002 acquisitions, the presented credit card data excludes some of the acquired receivables and the related accounts, which, at the time of purchase, were in a late delinquency status. Our belief is that these receivables were either in the process of being charged off by the seller due to delinquency or were likely to be charged off in the near term. In each purchase, these receivables were purchased as part of the portfolio as the sellers desired to sell the entire portfolio. The same representations and warranties from the sellers were made on these receivables that were made on the entire portfolio; however, the sellers did not provide any representations or warranties as to the ability or willingness of the any of the cardholders to repay their balances. There is no recourse to any seller in the event that cardholders simply do not pay the account balances that have been acquired.

        The following table summarizes the managed receivables and related accounts underlying our acquisitions, as well as those receivables and accounts that have been excluded from our credit card data:

	Purchases occurring in
	2002	1998
	(In thousands)
Acquired accounts	2,828	201
Acquired receivables	$1,652,559	$579,700
Excluded accounts	269	52
Excluded receivables	$219,778	$137,200

        As noted above, the portfolios acquired during 1998 and 2002 were acquired at substantial discounts. A portion of each discount related to those excluded receivables and accounts noted above. Another portion of each discount related to the credit quality of the remaining acquired receivables and was calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the expected future cash flows expected to be collected from the receivables. The balance of the discount for each purchase is not needed for credit quality, is referred to as accretable yield, and is being amortized into net interest margin, using the interest method over the estimated life of each acquired portfolio for purposes of reporting our selected credit card data. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. Although it has not happened to date, should we determine that the amount allocated to credit quality discount exceeds the needed amount, we will re-allocate the unused credit quality discount to our accretable yield. Such an adjustment would not affect our reported GAAP income, but would affect the amounts included within this selected credit card data discussion, in particular net interest margin and adjusted net charge offs. The following table summarizes the discounts components associated with the acquired portfolios as they were computed at the date of acquisition:

	Purchases occurring in
	2002	1998
	(In millions)
Total face value acquired	$1,652.5	$579.7
Total discount	759.6	284.5
Portion used for excluded receivables	219.8	137.2
Portion needed for credit quality	516.8	87.5
Portion reflecting accretable yield	23.0	59.8

        Our net interest margins are influenced by a number of factors, including the level of accrued finance charges and late fees billed, the weighted average cost of funds, amortization of the accretable yield component of our acquisition discounts for portfolio purchases and the level of our accrued finance charge and fee charge offs. Our net interest margin for the three months ended December 31, 2002, was 17.1%, as compared to 21.4% for the three months ended September 30, 2002. For the three months ended September 30, 2002, our net interest margin was favorably affected by the Federated acquisition and the acquisition of our ownership interest in CSG, which occurred during the third and second quarters of 2002, respectively. As previously explained, certain accounts in late delinquency status and those at or near charge-off at the time of acquisition are excluded from our selected credit card data. For the first six to nine months or so following the portfolio acquisition date, the exclusion of these accounts will yield diminished charge offs of accrued finance charges and fees. As we saw during the fourth quarter and will continue to see throughout the first half of 2003, the level of accrued finance charge and fee charge-offs normalize with the seasoning of the acquired portfolios. That is the non-excluded accounts that we have acquired age into later delinquency buckets and charge off. This explains the reduction of our net interest margin during the fourth quarter of 2002 and our expected further decline in the net interest margin during the first half of 2003. Also noteworthy is the drop in our second quarter net interest margin, which was caused by the changes we made during the second quarter in how we estimate finance charge receivables and accrued interest and fees earned but not yet billed. During the second quarter of 2002, we revised our accrued balance to better estimate the collectible portion of these finance charges and fees. The change resulted in a reduction in our second quarter net interest margin of approximately 2.1%.

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

        Our operating ratio includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, other than marketing and solicitation and ancillary product expenses, and is expressed as a percentage of average managed receivables. Our operating ratio fluctuates based on our rate of receivables growth and the level of our expenditures on our infrastructure, our personnel, our collections and customer service operations, and our database management system. The operating ratio decreased through June 30, 2002, due to the cost cutting measures that were implemented at the beginning of 2002 and increased after June 30, 2002, due to our addition of capacity based on the increased staffing and servicing requirements that resulted from the acquisitions made during 2002.

Asset Quality

        Our delinquency and charge off data at any point in time reflects the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card account portfolio also affects the stability of delinquency and loss rates of the portfolio.

        Our strategy for managing delinquency and receivables losses consists of active account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts. See "Collection Strategies" below for further discussion.

        Delinquencies.    Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See the "Charge offs" discussion as well.

        We are using our account management strategies on our portfolio, which are intended to reduce the expected increase in delinquency rates, as our portfolio continues to mature. Examples of management strategies include conservative credit line management, purging of inactive accounts and collection strategies (see "Collections Strategies" below) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates.

        The following table presents the delinquency trends of our credit card receivables portfolio on a managed receivables portfolio basis, as of the close of each year. The 2002 data includes delinquency data for our 50% share of the managed receivables that are owned by CSG.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Total
Receivables delinquent:
30 to 59 days past due	$155,615	$86,501	$59,138	$29,700	$27,819
60 to 89 days past due	105,966	62,975	47,118	20,572	14,249
90 or more days past due	282,685	147,407	98,568	37,061	28,964

Total 30 or more days past due	$544,266	$296,883	$204,824	$87,333	$71,032
Total 60 or more days past due	$388,651	$210,382	$145,686	$57,633	$43,213
Receivables delinquent as % of period-end receivables:
30 to 59 days past due	5.6%	4.6%	3.9%	3.3%	5.5%
60 to 89 days past due	3.8	3.3	3.1	2.3	2.8
90 or more days past due	10.1	7.8	6.4	4.1	5.8

Total 30 or more days past due	19.5%	15.7%	13.4%	9.7%	14.1%
Total 60 or more days past due	13.9%	11.1%	9.5%	6.4%	8.6%

        Our 60 or more days past due delinquency rates have increased due to the seasoning of the originated portfolios and higher delinquency rates associated with the receivables included in our 2002 acquisitions. We expect the portfolio delinquencies to continue to increase into the first half of 2003 as the receivables acquired in connection with our 2002 acquisitions age into later delinquency status for the first six to nine months or so after the date of their acquisition.

        The following table separately reports our receivables delinquency trends for our originated portfolio as of the close of each year:

	Year Ended December 31,
	2002	2001	2000	1999	1998
Originated Portfolio
Receivables delinquent:
30 to 59 days past due	$75,193	$79,820	$48,147	$16,805	$3,502
60 to 89 days past due	56,415	59,613	40,491	11,741	2,238
90 or more days past due	146,799	141,168	87,044	20,056	5,312

Total 30 or more days past due	$278,407	$280,601	$175,682	$48,602	$11,052
Total 60 or more days past due	$203,214	$200,781	$127,535	$31,797	$7,550
Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.7%	4.5%	3.5%	2.6%	2.5%
60 to 89 days past due	3.5	3.4	3.0	1.8	1.6
90 or more days past due	9.2	7.9	6.4	3.0	3.9

Total 30 or more days past due	17.4%	15.8%	12.9%	7.4%	8.0%
Total 60 or more days past due	12.7%	11.3%	9.4%	4.8%	5.5%

        The increase in the 60 or more days past due delinquency rates in our originated portfolio is primarily reflected in the 90 or more days past due category. We anticipate that this increase will cause a rise in our charge off levels for the first quarter of 2003 as these receivables for which we do not receive a payment will charge off when they age past 180 days. We anticipate fairly stable delinquency rates in our originated portfolio going forward compared to our delinquencies as of December 31, 2002, and some of our new 2003 collections initiatives have improved the delinquency rates that we have seen thus far in 2003. Our delinquency rates have increased in general due primarily to the seasoning of receivables that were originated during 2000 and 1999 and the generally poor economic conditions that have prevailed during 2001 and 2002.

        The following table presents the delinquency trends of our purchased portfolio at the close of each year:

	Year Ended December 31,
	2002	2001	2000	1999	1998
Purchased portfolio
Receivables delinquent:
30 to 59 days past due	$44,819	$6,681	$10,991	$12,895	$24,317
60 to 89 days past due	32,952	3,362	6,627	8,831	12,011
90 or more days past due	92,180	6,239	11,524	17,005	23,652

Total 30 or more days past due	$169,950	$16,282	$29,142	$38,731	$59,980
Total 60 or more days past due	$125,132	$9,601	$18,151	$25,836	$35,663
Receivables delinquent as % of period-end receivables:
30 to 59 days past due	6.1%	5.9%	6.7%	5.4%	6.6%
60 to 89 days past due	4.5	3.0	4.1	3.7	3.3
90 or more days past due	12.6	5.5	7.1	7.1	6.5

Total 30 or more days past due	23.2%	14.4%	17.9%	16.2%	16.4%
Total 60 or more days past due	17.1%	8.5%	11.2%	10.8%	9.8%

        The 60 or more days past due delinquency rate in our purchased portfolio increased in 2002 due to the higher delinquency rates of the receivables in the Fingerhut Trust. The delinquencies associated with the receivables in the Fingerhut Trust have been increasing since we acquired the portfolio due to an increase in accounts 90 or more days past due. This naturally occurs after all of our portfolio purchases because we exclude from all of our managed receivables reporting at the acquisition data all accounts that are at or near charge off at the time of our acquisition of a portfolio. Given the July 2002 acquisition of our interest in the Fingerhut Trust receivables, we expected and continue to expect throughout the first quarter of 2003 an increase in delinquencies as the acquired Fingerhut Trust accounts age into later delinquency buckets during the first six to nine months or so after acquisition.

        The following table represents our 50% portion of the managed receivables underlying the CSG Trust:

At December 31, 2002
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$35,603
60 to 89 days past due	16,598
90 or more days past due	43,706

Total 30 or more days past due	$95,908
Total 60 or more days past due	$60,305
Receivables delinquent as % of period-end receivables:
30 to 59 days past due	7.7%
60 to 89 days past due	3.6
90 or more days past due	9.5

Total 30 or more days past due	20.8%
Total 60 or more days past due	13.1%

        The 60 or more days past due delinquencies have been increasing since we acquired the portfolio due to the manner in which accounts at or near charge off at the time of acquisition are excluded from our managed receivables reporting as described above. This increase in delinquencies should moderate during the first quarter of 2003 as the acquired accounts continue their aging process into later delinquency buckets for the first six to nine months or so after the acquisition date.

        Charge offs.    In the tables that follow, gross yield ratio represents finance charges and late fees as a percentage of average managed receivables. The other credit card income ratio represents the aggregate of other fees earned on credit cards (such as annual membership fees, over-limit fees, cash advance fees, interchange fees, and ancillary products revenues) as a percentage of average managed receivables. Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee, and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs include only the principal amount of these losses, net of recoveries; they exclude accrued finance charge and fee charge offs, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from all of the charge off statistics and are included separately in other operating expense. We generally charge off receivables when the receivable becomes contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer's bankruptcy or death and subsequent confirmation, if applicable.

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

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations, as well as our 50% portion of the managed receivables underlying the CSG Trust:

	For the Three Months Ended
	2002				2001
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Total
Selected Credit Card Data:
Gross yield ratio	34.0%	32.4%	29.9%	32.3%	32.8%	33.9%	33.9%	34.6%
Other credit card income ratio	5.1%	4.9%	7.0%	7.4%	8.5%	9.2%	8.5%	8.3%
Combined gross charge offs	$248,919	$182,964	$143,840	$129,251	$122,753	$103,933	$92,312	$90,897
Net charge offs	$123,877	$71,621	$72,979	$68,407	$70,207	$63,759	$59,807	$58,229
Adjusted net charge offs	$67,193	$64,080	$72,979	$68,407	$70,207	$63,759	$59,434	$58,126
Combined gross charge off ratio	34.2%	23.7%	29.6%	27.8%	26.7%	23.8%	22.7%	23.1%
Net charge off ratio	17.0%	9.3%	15.0%	14.7%	15.3%	14.6%	14.7%	14.8%
Adjusted charge off ratio	9.2%	8.3%	15.0%	14.7%	15.3%	14.6%	14.6%	14.8%

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

        The trending increase in combined charge offs and net charge offs and their respective ratios throughout the latter part of 2001 and 2002 can generally be attributed to the expected seasoning of our originated portfolio into the second and third years of our portfolio's life as discussed above and the effects of the generally poor economic environment that we have seen throughout 2001 and 2002 on our customer base and their level of purchases and ability to pay. Further analysis of these trends is provided below with the tables that relate to more specific components of our overall portfolio.

        The sharp declines in the combined gross charge off ratio and the net charge off ratio during the third quarter of 2002 can be attributed to the effects of our 2002 portfolio acquisitions—specifically, a large increase in the average managed receivables in the denominator of those ratios for the quarter without a commensurate increase in charge-offs of accrued finance charges, fees, and principal in that quarter given that we do not record within our managed receivables data any acquired accounts that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisitions. The exclusion from our credit card data of acquired accounts at a late stage of delinquency and at or near charge off by the seller means that there are fewer accounts in the 90-plus day delinquency categories at an acquisition date and accordingly, fewer potential accounts that could potentially charge off until several months after the acquisition date. This effect of our portfolio acquisitions began to normalize within our charge off data in the fourth quarter of 2002 and will continue to do so during the first half of 2003; this occurs as some portion of the acquired accounts season into later stage delinquency status and ultimately are charged off throughout the first six to nine months or so following an acquisition.

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

        The following table presents the charge off data for our originated portfolio:

	For the Three Months Ended
	2002				2001
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Originated Portfolio
Selected Credit Card Data:
Gross yield ratio	32.6%	32.6%	30.4%	32.9%	33.5%	34.7%	34.6%	35.2%
Other credit card income ratio	7.6%	7.6%	7.6%	7.7%	9.0%	9.6%	9.1%	8.9%
Combined gross charge offs	$138,362	$125,700	$140,031	$125,755	$118,876	$99,220	$86,686	$84,104
Net charge offs	$65,336	$62,409	$70,347	$66,364	$68,455	$60,653	$55,755	$53,434
Combined gross charge off ratio	34.4%	30.6%	33.5%	28.7%	27.6%	24.5%	23.4%	23.7%
Net charge off ratio	16.2%	15.2%	16.8%	15.2%	15.9%	15.0%	15.0%	15.1%

        The general trending decline in the other credit card income ratio from 2001 through 2002 is due to our growth slowdown during this period, which has resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships. Our combined gross charge off ratio has generally trended higher during the latter part of 2001 and throughout 2002 primarily due to the seasoning of the originated portfolio and the generally poor overall economic conditions that have existed throughout this time period. As described above under the "Delinquency" subheading, as our portfolio matures, we expect charge off rates to also increase and then stabilize. Typically, as our accounts mature, there are very few charge offs during the first 180 days, then the charge offs are expected to increase and peak in the second year and then stabilize in the third year and beyond. While we have noticed this general trend within our originated portfolio and believe that this trend line applies in moderate to good economic environments, our charge offs have not moderated as quickly as expected, we believe primarily due to the generally poor economic conditions that have existed since the end of 2001 and the effects of these conditions on the ability of our cardholders to make their required payments. We anticipate our combined gross charge off ratio to peak in the first quarter of 2003 and then decrease in middle of 2003 and then increase toward the end of 2003 based on seasonality. We also note that the combined gross charge off ratio and the net charge off ratio were adversely impacted by reductions throughout the latter three quarters of 2002 in the average managed receivables balances used in the denominator of the respective ratio computations. Our originated portfolio's average managed receivables balance peaked during the first quarter of 2002 at $1.75 billion and declined throughout successive quarters of 2002 to $1.61 billion in the fourth quarter of 2002. This accounts, for example, for the increase in the combined gross charge off ratio in the fourth quarter of 2002 relative to the second quarter of 2002 even though the absolute dollar amount of combined gross charge offs was lower in the fourth quarter of 2002 than in the second quarter of 2002.

        The following table presents the charge off data for our purchased portfolios:

	For the Three Months Ended
	2002				2001
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Purchased Portfolios
Selected Credit Card Data:
Gross yield ratio	40.4%	34.2%	25.0%	22.0%	23.3%	23.6%	26.2%	29.1%
Other credit card income ratio	0.2%	0.2%	2.7%	2.7%	1.9%	3.4%	2.7%	2.3%
Combined gross charge offs	$71,729	$22,597	$3,398	$3,496	$3,877	$4,713	$5,626	$6,793
Net charge offs	$34,245	$4,960	$2,222	$2,043	$1,752	$3,106	$4,052	$4,795
Adjusted net charge offs	$1,857	$1,671	$2,222	$2,043	$1,752	$3,106	$3,679	$4,692
Combined gross charge off ratio	35.4%	9.9%	14.5%	12.9%	13.2%	14.8%	16.1%	17.5%
Net charge off ratio	16.9%	2.2%	9.5%	7.5%	6.0%	9.8%	11.6%	12.4%
Adjusted charge off ratio	0.9%	0.7%	9.5%	7.5%	6.0%	9.8%	10.5%	12.1%

        As one would expect, our combined gross charge offs and net charge offs for our purchased portfolios increased substantially during the third and fourth quarters of 2002 based on our acquisition of the Fingerhut portfolio during the third quarter of 2002. The increases in both of these metrics as compared to the metrics for our 1998 acquisition in the quarters leading up to the third quarter of 2002 are expected and are attributed principally to two factors. First, the receivables that were acquired in the 1998 acquisition have seasoned in the several years since their acquisition into receivables with a relatively low rate of charge offs; we expect to experience higher charge offs in the first few years after a portfolio acquisition than we should experience years later after several of the problem accounts have already been either charged off or closed and liquidated. Second, a higher rate of combined gross charge offs can be expected for the Fingerhut receivables given the higher gross yield ratio for these receivables relative to those that we acquired in 1998.

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

        The following table presents the charge off data for 50% of the receivables underlying the CSG Trust:

	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
50% of CSG Trust
Selected Credit Card Data:
Gross yield ratio	28.0%	28.8%	27.3%
Other credit card income ratio	5.1%	4.9%	3.7%
Combined gross charge offs	$38,827	$34,667	$410
Net charge offs	$24,296	$4,252	$410
Adjusted net charge offs	$—	$—	$410
Combined gross charge off ratio	31.6%	26.2%	0.9%
Net charge off ratio	19.8%	3.2%	0.9%
Adjusted charge off ratio	—%	—%	0.9%

        Combined gross charge offs, net charge offs, and their corresponding ratios increased for the three months ended December 31, 2002, as compared to the three months ended June 30, 2002, and September 30, 2002, primarily due to the seasoning of this acquired portfolio during its post-acquisition months. These statistics were depressed during the second and third quarters due to a large increase in the average managed receivables in the denominator of those ratios for the second and third quarters without a commensurate increase in charge-offs of accrued finance charges, fees, and principal in those quarters given that we do not record within our managed receivables data any acquired accounts that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisition. The exclusion from our credit card data of acquired accounts at a late stage of delinquency and at or near charge off by the seller means that there are fewer accounts in the 90-plus day delinquency categories at an acquisition date and accordingly, fewer potential accounts that could potentially charge off until several months after the acquisition date. This effect of the CSG Trust portfolio acquisition began to normalize within our charge off data in the fourth quarter of 2002 and will continue to do so during the first half of 2003; this occurs as some portion of the acquired accounts season into later stage delinquency status and ultimately are charged off throughout the first six to nine months or so following an acquisition.

        Credit Losses.    For securitized receivables, anticipated credit losses are reflected in the calculations of net securitization (loss) income and the actual charge offs are included in income from retained interests in credit card receivables securitized. In evaluating credit losses for purposes of our GAAP computations, we take into consideration several factors, including (1) historical charge off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized. Because we have securitized our receivables, we have removed them from our balance sheets within our GAAP financial statements.

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

        We incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying managed assets are indexed to the prime rate. This basis risk results from the potential variability in the spread between the prime rate and commercial paper rates, on the one hand, and LIBOR, on the other hand, over time. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk.

        We attempt to minimize the impact of interest rate fluctuations on net income by regularly evaluating the risk inherent within our asset and liability structure, especially our off-balance sheet assets and liabilities such as securitized receivables. The impact of interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates (including such changes that are caused by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities) and the general timing of all other cash flows. To manage our direct risk to interest rates, management actively monitors interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flows primarily by matching asset and liability repricings. There can be no assurance, however, that we will be successful in our attempts to manage such risks.

        At December 31, 2002, substantially all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.25% at December 31, 2002), subject to interest rate floors. At December 31, 2002, the majority (93%) of our originated receivables were priced at their floor rate. The floor rate is, on average, 165 basis points above the prime rate plus the spread; as such, approximately 7% of our originated receivables are essentially at or above their fixed rate floor. At December 31, 2002, our securitizations had $1.7 billion in variable rate, interest-bearing liabilities payable to investors. Should interest rates begin to rise, it is possible that, due to this gap, our managed liabilities may begin to rise in cost prior to our managed assets rising in yield. The impact of this would depend upon how much and how quickly interest rates rose and also would depend on our ability to reprice our receivables. Assuming that we could not successfully reprice our originated receivables or make other appropriate responsive changes in a timely enough fashion and assuming the application of a rise in interest rates to our managed receivables balances as of December 31, 2002, each 10 basis point increase (up to the 165 basis point average exposure set forth above) would have an approximate $1.0 million after-tax negative impact on our annual cash flows. We are in the process of evaluating certain potential actions to mitigate this risk.

        We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

Liquidity, Funding and Capital Resources

        A primary financial goal of the Company is to maintain an adequate level of liquidity through active management of assets and liabilities. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During 2002, we generated approximately $248.6 million in cash flow from operations, compared to generating approximately $63.4 million in cash flow from operations during 2001. The $185.2 million increase is due primarily to the increase in our managed receivables and the collections thereon, which have been favorably affected by our acquisition of the Fingerhut Trust retained interests from Federated, as well as our investment in CSG. During 2002, we invested $75.2 million in the Fingerhut Trust retained interests and $34.9 million in CSG.

  •
  During the third quarter of 2002 and in connection with our acquisition of the Fingerhut Trust retained interests, we entered into a loan in the amount of $95.3 million. The loan was repaid during the third quarter of 2002.

  •
  During the third quarter of 2002, our board of directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of our outstanding common stock. Under the repurchase plan, we may buy back shares of our outstanding common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. During 2002, we repurchased 832,900 shares in the open market at a total cost of approximately $4.3 million. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

  •
  During the second quarter of 2002, we entered into a loan in the amount of $31.4 million to partially fund the purchase of an equity interest in CSG. The loan was repaid during the third and fourth quarters of 2002.

  •
  Until January 2002, we had a $25.0 million, one-year, revolving credit facility, of which $15.0 million was outstanding under this facility and $10.0 million was reserved for a letter of credit in favor of a sub-servicer of the Company. This agreement expired in January 2002 and was paid in full.

  •
  During the first quarter of 2002, we entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purposes of securing our obligations to the principal financial institution that issues the credit cards we market. The purpose of the letter of credit is to protect the financial institution from non-payment by us of our obligation to purchase newly generated credit card receivables arising in the credit card accounts on a daily basis. We are required to maintain a cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash and the interest earned thereon has been disclosed as "Restricted cash" on the face of the balance sheet.

        At December 31, 2002, we had approximately $120.4 million in unrestricted cash. During 2002, we generated approximately $248.6 million in cash flows from our operations. These cash flows included $117.0 million from the retained interests we purchased from Federated and $86.1 million from our retained interests on our core portfolio. Cash generated or used by our operations is dependent on the performance of our managed portfolio including charge off rates, net interest margin, payment rates and operating expenses.

        Using the equity method of accounting for our CSG investment, we recorded approximately $45.7 million of pretax income during the year ended December 31, 2002. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired in the second quarter of 2002 from the CSG Trust. During 2002, we received approximately $43.5 million in cash distributions and a distribution of $21.5 million in bonds from our investment in CSG.

        Our most significant uses of cash are operating expenses, the purchase of the credit card receivables that arise in the accounts that are issued through our relationship with CB&T and marketing expenses. We raise cash by selling the credit card receivables into our securitization programs. When we sell the receivables, we receive cash and a retained interest. Because the amount of cash that we receive is less than the face amount of the receivables, this retained interest is a use of cash for us. The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts. This cash is allocated by the securitization agreements to pay us for servicing the receivables, to pay interest on the investors' notes, to cover charge offs and to repay any principal portion of the investors' notes that are due. Any excess cash after the above allocations is remitted to us.

        As of December 31, 2002, we had net servicing liabilities of $66.9 million and $41.1 million on our Fingerhut and originated portfolios, respectively. In March 2003, and as expected, we triggered an early amortization on Fingerhut as discussed below. As a result of this, unless this securitization facility is refinanced with more favorable terms to us, we will not receive any cash flow, other than our servicing fee, from this facility until all secured investors are repaid (currently estimated to be the second quarter of 2004). Accordingly, we will have to fund our excess servicing obligation (estimated to be approximately $33.6 million for 2003) out of operating cash flows. While these Fingerhut results are consistent with our forecasts and expectations at the time of acquisition, they will cause a significant strain on our near term operational cash flows unless we are able to refinance the Fingerhut securitization facility.

        Like with Fingerhut, we also anticipate that CSG will hit an expected early amortization principal balance trigger and will stop receiving cash from the CSG Trust beginning in the second quarter of 2003. Once CSG hits this trigger, it is not expected to resume receipts of cash from the CSG Trust until the second quarter of 2006. This event will cause CSG, as our equity method investee, to cease making cash distributions to us other than cash for servicing during this time period. This is not expected to have a material impact on our near-term liquidity. Finally, as we begin to reduce the balances within our originated portfolio within our Master Trust (see the discussion in "Item 1. Business."), it is conceivable that we may trigger an early amortization of one or more of the outstanding series within our Master Trust.

        Additionally, to date, we have paid the dividends on our Series A and B preferred stock issuances in additional shares of preferred stock. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three month period, then we will have to pay the dividends in cash.

        We generated positive cash flow in 2002. Based on our current expectations of our managed portfolio performance and our expected growth rates for 2003 and assuming that we are not successful in acquiring further portfolios during 2003, we do not expect to generate positive cash flow during 2003. This expectation is being driven principally by our expected 2002 income tax payments due in March 2003, an expected increase in certain enhancement requirements associated with one of our securitization facilities, the Fingerhut and CSG early amortizations discussed above, and the fact that the accumulation requirement on one of our securitization facilities is greater than the funds available from the structurally subordinate series associated with that facility. Despite this anticipated usage of cash in 2003, we anticipate having more than adequate cash for our operations during the year without having to raise additional funds. We do, however, anticipate attempting to raise additional funds as discussed elsewhere herein.

        Securitization facilities.    As of December 31, 2002, we had total securitization facilities of $2.3 billion and had used approximately $1.7 billion of these facilities. The weighted-average borrowing rate on these facilities at December 31, 2002, was 3.27%. These facilities include the outstanding amounts on two floating rate, three-year term securitizations of approximately $441.5 million that we completed during July 2001, and approximately $627.4 million that we completed during August 2000. Repayment for each securitization facility begins when the revolving period for the facility ends. Once repayment begins and until the facility is paid, cash may be accumulated within the trust and not paid to us to provide for the repayment of such facility. This is the case with our term securitizations, in which cash may be accumulated as early as one year prior to the scheduled maturity date. Or, as is the case with our one-year securitizations, cash may be used to pay down the facilities beginning on the facilities' maturity date. We are only able to borrow under our securitization facilities to the extent that we have receivables that meet the eligibility requirements of each series. We have noted our securitization facilities below including their maturation dates as of March 2003.

Maturity Date	Facility Limit(1)
(in millions)
April 2003	$75.0
July 2003	300.0
September 2003(2)(3)	676.5
October 2003	306.0
March 2004	100.0
April 2004(4)	360.1
July 2004(5)	441.5

$2,259.1

  (1)
  Excludes securitization facilities related to receivables managed by CSG, because such receivables and their related securitization facilities relate to CSG as our 50%-owned equity method investee, and therefore are appropriately excluded from direct presentation in the statement of operations or balance sheet items included herein for CompuCredit. Filed as an exhibit to the CompuCredit 10-K are audited financial statements for CSG, which contain disclosures related to CSG's securitized receivables and their associated securitization facilities.

  (2)
  $49.1 million of this maturity balance relates to the portfolios that we purchased during 1998. Under the terms of the securitization, the investors are paid each month with a percentage of the excess of cash collected from cardholders over the sum of servicing fees that we receive to service the accounts and credit balance refunds. Beginning in April 2002, 100% of this excess cash is being paid to the investors. Once the investors are repaid, all cash collected on any remaining receivables is payable to us. The excess cash remitted to investors totaled $16.2 million for the year ended December 31, 2002, and $13.0 million for the year ended December 31, 2001. Subsequent to December 31, 2002, this facility has been further reduced by $5.3 million.

  (3)
  Represents the expected principal payment date of this amount. With respect to $627.4 million of this principal amount, in December 2002,, we began accumulating payments to redeem the $600 million of Class A notes in September 2003, and the $27.4 million of Class B-1 notes in October 2003. In December 2002, we funded a principal funding account with an allocated amount of collections, and based on the cash deposited in the principal funding account, we can draw up to $53.3 million per month from an underlying structurally subordinate facility. During December 2002, we drew $53.3 million from this facility. The gross amount available to be drawn from this facility is $527.5 million.

  (4)
  This facility is Series 1998-2 issued by the Fingerhut Trust. In August of 2002, this series entered into an expected controlled amortization period associated with this series' expected maturity date of April 15, 2004. During this period, in addition to the interest payments to investors, the trust is required to remit $22.5 million of collections received from cardholders to the investors each month towards principal. The receivables in this portfolio are decreasing rapidly as payments from cardholders significantly exceed new purchases and, as such, there are sufficient collections to make these required payments to investors. As we expected at the date of purchase, we hit a principal balance trigger during March 2003 based on the rapid decline in the receivables of the portfolio. Accordingly, all future payments from cardholders, less a servicing fee, will be used to pay principal and interest to the investors. Once the investors are repaid in full, all remaining payments received from cardholders will be remitted to us as holders of the retained interests. At the time we acquired the retained interests in the Fingerhut Trust, we had factored in both the controlled amortization period that began in August 2002, as well as the early amortization of this facility that began in March of 2003. We believe collections from cardholders will be sufficient to completely repay the investors in the securitization. Except for fees that we will receive as servicer, we did not and do not anticipate receiving any cash from this facility while it is in its early amortization period (which we currently expect to end during the second quarter of 2004).

  (5)
  Represents the expected principal payment date for this total; however, as early as July 2003, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

        Our most significant source of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. We have two, three-year securitizations that we completed in July 2001 and August 2000, several one-year securitizations and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At such times, our funding requirements for new credit card receivables will increase accordingly.

        The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. These events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and we are unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or the issuance of additional equity), we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash.

        Under each of our securitization structures, there has not been an early amortization period; however, and as noted above, the Fingerhut Trust Series 1998-2 issuance began an early amortization during the first quarter of 2003. We also anticipate that, due to an expected reduction in the principal balance of receivables within the CSG Trust, the retained interests in which are owned by our equity method investee, CSG, a principal balance trigger will be hit, and hence early amortization will begin, during the second quarter of 2003. The occurrence of this event will cause CSG to cease its cash distributions to us, although it will continue to compensate us in cash for servicing the CSG Trust receivables.

        As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practices, see the "Off Balance Sheet Arrangements" section. When a facility expires or is not renewed, the trust continues to own the credit card receivables that we generate in the accounts designated for that trust until the securitization structure is fully amortized. As a result, when we seek to replace a securitization facility with a facility that is structurally subordinate to the amortizing facility, the new structurally subordinate facility will not receive any allocations of principal collections on the receivables until the amortization of the expiring facility is complete, although the amount of debt in front of it will decline over time. This process of replacing one securitization with another structurally subordinate facility in this manner is called a "paired" transaction, and the structurally subordinate facility is often referred to as a "paired series."

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

        We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to be prepared for adverse changes in the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, refinancing various securitization structures or the issuance of debt or equity. We may explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to adverse changes in the securitization marketplace.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("Statement No. 148"). Statement No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies within annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We have adopted the required disclosures in the notes to our audited consolidated financial statements included in Item 8 of this report.

        In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. (See Note 10 (Commitments and Contingencies) within our audited consolidated financial statements.) In accordance with Interpretation No. 45, we will apply the initial recognition and measurement provisions on a prospective basis for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. We are currently evaluating the impact of this interpretation on our financial statements, but do not expect it to be material.

        In January 2003, the FASB issued FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary." Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after June 15, 2003, to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of this interpretation on our financial statements, but do not expect it to be material.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with GAAP, the principles of which are numerous and complex. Our significant accounting policies are summarized in the footnotes to our consolidated financial statements, principally Note 2 (Significant Accounting Policies). In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impractical for us to summarize every accounting principle that requires us to use judgment or estimates in its application. However, described below are the two areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements.

        Valuation of Retained Interests.    By far, the most significant aspect of our business is the credit card receivables that we originate, purchase and service. As of December 31, 2002, there were approximately $2.3 billion of credit card receivables underlying our securitization program. We reflect our retained interests in the credit card receivables as an asset in our financial statements. The value of this asset is critical to our financial performance and condition. The portfolios that we have securitized are accounted for in accordance with Statement No. 140. Our purchased retained interests in portfolios securitized by others are accounted for in accordance with EITF 99-20. See the "Off Balance Sheet Arrangements" section and Note 2 (Significant Accounting Policies) and Note 6 (Off Balance Sheet Arrangements) to our consolidated financial statements for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including payment rate, credit loss rate and an appropriate discount rate.

        As a result of changing economic conditions, our liquidity position, and new bank regulatory guidelines, we have had to change these assumptions significantly over the last two years. The most significant of which were as follows:

  •
  During the second quarter of 2002, net income decreased by approximately $38.2 million due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines at the time which were subsequently issued in final form later in 2002, (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees also based in part on the aforementioned bank regulatory guidelines, partially offset by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

  •
  During the fourth quarter of 2001, our net income decreased by approximately $48.1 million due to a decrease in securitization income of approximately $10.0 million and a decrease in income from retained interests in credit card receivables securitized of approximately $63.7 million. The decrease in the securitization income (loss) resulted from selling approximately $36.3 million of our retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million during the fourth quarter of 2001. As a result of these transactions, we recognized a loss of approximately $49.7 million when we revalued our retained interests with the discount rate assumption implicit within these fourth quarter 2001 transactions. The loss associated with the change in fair market value of our retained interests was recorded in income (loss) from retained interests in credit card receivables securitized. Other than this fourth quarter of 2001 transaction, we have not sold at a discount any of our retained interests in credit card receivables securitized.

        Further, at December 31, 2002, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card Receivables
Payment rate (monthly)	6.7%
Impact on fair value of 5% adverse change	$(1,596)
Impact on fair value of 10% adverse change	$(3,020)
Expected credit loss rate (annualized)	18.0%
Impact on fair value of 5% adverse change	$(8,368)
Impact on fair value of 10% adverse change	$(16,734)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,944)
Impact on fair value of 10% adverse change	$(5,800)
Servicing discount rate	14.1%
Impact on fair value of 5% adverse change	$(136)
Impact on fair value of 10% adverse change	$(272)

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

        Non-Consolidation of Qualifying Special Purpose Entities.    As described above, we securitize all of our credit card receivables. In general these securitizations involve the sale of credit card receivables by CompuCredit to "qualified special purpose entities" ("QSPE") and to multi-seller commercial paper conduits administered by national banking institutions. QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140 governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to "consolidate" those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

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

        We believe control has been surrendered with regard to receivables that we have sold within our securitizations, including our commercial paper conduits, and therefore, the transferred assets are treated as sales under Statement No. 140.

        Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control, and as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs (approximately $2.3 billion) would be treated as assets on our financial statements, the securities issued (proceeds raised totaling approximately $1.7 billion) would be treated as liabilities on our balance sheet (as secured borrowings), and no gain or loss would be recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

Related Party Transactions

        The Series A Preferred Stock that was issued in December 2001, was issued to a group of investors that includes J.P. Morgan Corsair II Capital Partners, L.P. and Paladin Capital Partners Fund, L.P. ("Paladin"). J.P. Morgan Corsair II Capital Partners is a holder of greater than 5% of our outstanding common stock. We issued 4,808 shares of Series A Preferred Stock to Paladin for an aggregate purchase price of approximately $4.8 million. In addition to the preferred stock investment noted above, during the fourth quarter of 2001, Paladin purchased approximately $27 million of our retained interests in credit card receivables securitized for approximately $20 million. Paladin is an affiliate of an entity controlled by Mr. Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III.

        In December 2001, we also issued 10,000 shares of Series B Preferred Stock, in a private placement, for an aggregate purchase price of $10 million. The Series B Preferred Stock was issued to entities controlled by David G. Hanna and Frank J. Hanna, III.

        The holders of the Series A Preferred Stock, Series B Preferred Stock, certain holders of common stock and the Company entered into a Shareholders Agreement whereby (in addition to the provisions described in Note 3 to the financial statements) (i) the holders of the Series A Preferred Stock are entitled to participate in a sale or transfer of securities of CompuCredit by Frank J. Hanna, III, David G. Hanna (being the holders of the Series B Preferred Stock), and certain other common stock holders that in the aggregate are equal to 25% or more of the outstanding shares of common stock, on a fully diluted basis, and (ii) the holders of the Series A and Series B Preferred Stock are entitled to registration rights, such that their converted shares of common stock may be registered by CompuCredit on a registration statement filed with the SEC.

        Under a shareholders agreement into which we entered with David G. Hanna, a trust of which David G. Hanna is the sole trustee, Frank J. Hanna, III, a trust of which Frank J. Hanna, III is the sole trustee, Richard R. House, Jr. (our President) and Richard W. Gilbert (our Chief Operating Officer and Vice Chairman) following our initial public offering (i) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (ii) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of VSI., the third party developer of our database management system. During 2002, we paid approximately $11.2 million to VSI and its subsidiaries for software development, account origination, and consulting services. In connection with the purchase of intellectual property, we entered into a promissory note of $1.4 million, due and paid in January 2002. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of December 31, 2002. During 2001, we paid approximately $20.1 million to VSI for software development, account origination, consulting services, intellectual property and two patents.

        During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for 2002 for the sublease was approximately $157,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required under this item is provided under the caption "Interest Rate Sensitivity and Market Risk" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Selected Quarterly Data in "Item 6. Selected Financial Data," and Index to Financial Statements in "Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Previously reported on Form 8-K filed with the SEC on March 19, 2002, as amended by Form 8-K/A filed with the SEC on March 20, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors appearing under the caption "Proposal One—Election of Directors" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference. Information regarding executive officers appearing under the caption "Executive Officers of CompuCredit" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference. Information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information appearing under the caption "Executive and Director Compensation," including the "Summary Compensation Table" and the "Option Grants Table," in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

        Information setting forth the security ownership of beneficial owners and management appearing under the caption "Executive and Director Compensation," including the "Summary Compensation Table" and the "Option Grants Table," and under the caption "Equity Compensation Plan

Information" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding related transactions appearing under the caption "Related Party Transactions" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to our chief executive officer and our chief financial officer by others within those entities.

  (b)
  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report.

  (a)
  1. Financial Statements

      INDEX TO FINANCIAL STATEMENTS

    2. Financial Statement Schedules

      None.

    3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1	Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 27, 1998, Form S-1, exhibit 3.1
3.1(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)
3.1(b)	Articles of Amendment creating Series A Preferred Stock and Series B Preferred Stock	December 28, 2001, Form 8-K, exhibit 3.3
3.2	Second Amended and Restated Bylaws of CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1	Form of certificate representing shares of the Registrant's common stock.	August 27, 1998, Form S-1, exhibit 4.1
10.1	Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and Richard R. House, Jr.	August 27, 1998, Form S-1, exhibit 10.1
10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2(a)†	CompuCredit Corporation's 2000 Stock Option Plan.	March 30, 2001, Form DEF 14A, Appendix A
10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3
10.4†	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5†	Employment Agreement between CompuCredit Corporation and David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.6†	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.7	Employment Agreement between CompuCredit Corporation and J.Paul Whitehead III.	November 14, 2002, Form 10-Q, exhibit 10.6
10.8	Asset purchase agreement, dated as of May 11, 2001 by and among CompuCredit Corporation, VSx, Corporation and James A. Eckstein.	April 1, 2002, Form 10-K, exhibit 10.8
10.8(a)	Agreement, dated as of May 11, 2001, by and among CompuCredit Corporation, Visionary Systems, Inc. and James A. Eckstein.	April 1, 2002, Form 10-K, exhibit 10.8(a)
10.9*	Affinity Card Agreement, dated as of January 6, 1997, between Columbus Bank and Trust Company and CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.1
10.9(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.2

10.9(b)	Amendment to Affinity Card Agreement, dated as of August 1, 1998, by and among Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.3
10.9(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.4
10.9(d)	Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.5
10.9(e)	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.	March 30, 2001, Form 10-K, exhibit 10.5.6
10.9(f)	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	March 30, 2001, Form 10-K, exhibit 10.5.7
10.9(g)	Amendment to Affinity Agreement, dated as of September 23, 2002, among Columbus Bank and Trust Company, CompuCredit Corporation and CompuCredit Acquisition Corporation.	September 30, 2002, Form 10-Q, exhibit 10.1
10.9(h)	Pledge and Security Agreement, dated as of September 23, 2002, between CompuCredit Corporation and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.2
10.9(i)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.3
10.9(j)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC II LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.4
10.9(k)	Shareholders Agreement, dated as of September 23, 2002, by and between Columbus Bank and Trust Company and CompuCredit Corporation.	September 30, 2002, Form 10-Q, exhibit 10.5
10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.10(a)	First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 10.1(a)

10.10(b)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	Filed herewith
10.11(a)	First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.11(b)	Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.12	Master Indenture, dated as of December 28, 2000, among CompuCredit Credit Card Master Note Business Trust II, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	March 30, 2001, Form 10-K, exhibit 10.9
10.12(a)	Form of Indenture Supplement to the Master Indenture, dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.10
10.13	Transfer and Servicing Agreement, dated as of October 20, 2000, among CompuCredit Funding Corp. II, as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust II, as Issuer, and The Bank of New York, as Indenture Trustee.	March 30, 2001, Form 10-K, exhibit 10.11
10.14	Securities Purchase Agreement (J.P. Morgan Corsair II Capital Partners, L.P., J.P. Morgan Capital, L.P., Winding Creek, L.P. and Paladin Capital Partners Fund, L.P.) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.12
10.15	Securities Purchase Agreement (Rainbow Trust One and Rainbow Trust Two) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.13
10.16	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of BDO Seidman, LLP.	Filed herewith
23.2	Consent of Ernst & Young LLP.	Filed herewith

*
Confidential treatment has been granted with respect to portions of this exhibit.

†
Management contract, compensatory plan or arrangement.

  (b)
  Reports on Form 8-K.

        CompuCredit did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

  (d)
  Financial Statements of Significant Investment.

CSG, LLC AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

The Board of Directors
CompuCredit Corporation

        We have audited the accompanying consolidated balance sheet of CompuCredit Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CompuCredit Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors whose report dated March 26, 2002, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuCredit Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SIEDMAN, LLP

Atlanta, Georgia
January 24, 2003

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$120,416	$55,746
Restricted cash	10,112	—
Retained interests in credit card receivables securitized	275,635	358,889
Accrued interest and fees	15,804	32,928

Net credit card receivables	291,439	391,817
Amounts due from securitization	7,235	20,996
Deferred costs, net	8,314	17,862
Software, furniture, fixtures and equipment, net	29,296	34,522
Investment in equity method investee	15,593	—
Investment in debt security	18,819	—
Prepaid expenses	1,093	1,540
Other assets	16,598	13,974

Total assets	$518,915	$536,457

Liabilities
Accounts payable and accrued expenses	$32,570	$28,321
Notes payable	—	16,517
Deferred revenue	8,979	13,820
Income tax liability	29,498	31,320

Total liabilities	71,047	89,978
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	32,466	29,512
Series B preferred stock, 10,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	11,035	10,000
Common stock, no par value:
150,000,000 shares authorized, 45,976,265 and 46,559,165 issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Additional paid-in capital	241,400	240,352
Treasury stock, at cost, 832,900 shares at December 31, 2002	(4,338)	—
Deferred compensation	(1,013)	—
Note issued to purchase stock	(500)	(500)
Retained earnings	168,818	167,115

Total shareholders' equity	447,868	446,479

Total liabilities and shareholders' equity	$518,915	$536,457

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest income	$2,494	$2,347	$7,091
Interest expense	(7,579)	(317)	—

Net interest income	(5,085)	2,030	7,091

Other operating income:
Securitization (loss) income, net	(18)	(8,400)	11,778
(Loss) income from retained interests in credit card receivables securitized	(25,049)	11,328	113,944
Servicing income	37,772	6,018	7,705
Other credit card fees	95,877	89,553	53,165
Interchange fees	15,867	22,780	19,880
Ancillary products	14,846	30,592	28,497
Equity in income of equity method investee	45,717	—	—

Total other operating income	185,012	151,871	234,969
Other operating expense:
Non-servicing salaries and benefits	18,514	12,161	5,833
Credit card servicing	94,046	62,374	28,320
Marketing and solicitation	11,907	29,931	59,509
Professional fees	4,488	3,659	2,255
Data processing	6,754	10,558	4,519
Net occupancy	5,185	3,875	1,160
Ancillary product expense	4,832	10,121	8,501
Depreciation	14,801	9,802	4,273
Other	10,368	7,008	3,535

Total other operating expense	170,895	149,489	117,905

Income before income taxes	9,032	4,412	124,155
Income taxes	(3,161)	(1,545)	(41,781)

Net income	$5,871	$2,867	$82,374

Net income attributable to common shareholders	$1,703	$2,723	$82,374

Net income per common share-basic	$0.04	$0.06	$1.80
Net income per common share-assuming dilution	$0.04	$0.06	$1.79

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2002, 2001 and 2000

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 1999	$—	41,834,725	$—	$93,374	$—	$—	$—	$82,847	$176,221
Issuance of common stock in secondary offering	—	4,600,000	—	145,242	—	—	—	—	145,242
Stock options exercised	—	79,914	—	1,173	—	—	—	—	1,173
Cash dividend paid by pooled company	—	—	—	—	—	—	—	(829)	(829)
Net income	—	—	—	—	—	—	—	82,374	82,374

Balance at December 31, 2000	—	46,514,639	—	239,789	—	—	—	164,392	404,181
Issuance of Series A preferred stock	29,512	—	—	—	—	—	—	—	29,512
Issuance of Series B preferred stock	10,000	—	—	—	—	—	—	—	10,000
Preferred dividends	—	—	—	—	—	—	—	(144)	(144)
Issuance of common stock	—	44,526		563	—	—	—	—	563
Note issued to purchase stock	—	—	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	—	—	2,867	2,867

Balance at December 31, 2001	39,512	46,559,165	—	240,352	—	—	(500)	167,115	446,479
Issuance costs of Series A preferred stock	(140)	—	—	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	—	—	(4,168)	(4,168)
Accretion of preferred dividends	4,129	—	—	—	—	—	—	—	4,129
Restricted shares issued to employees		250,000	—	1,048	—	(1,048)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	35	—	—	35
Treasury stock, at cost	—	(832,900)	—	—	(4,338)	—	—	—	(4,338)
Net income	—	—	—	—	—	—	—	5,871	5,871

Balance at December 31, 2002	$43,501	45,976,265	—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Operating activities
Net income	$5,871	$2,867	$82,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,801	9,802	4,273
Amortization expense	17,585	8,318	4,935
Amortization of deferred compensation	35	—	—
Securitization (income) loss	18	8,400	(11,778)
Retained interests income adjustment, net	208,688	61,870	3,890
(Benefit) provision for deferred taxes	(21,133)	(13,885)	10,489
Income from equity investee (net of distributions)	(2,194)	—	—
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(10,112)	—	10,000
Decrease (increase) in accrued interest and fees	17,123	(8,359)	(14,740)
Decrease (increase) in amounts due from securitization	13,761	(9,261)	276
Increase in deferred costs	(12,347)	(20,440)	(12,023)
Decrease (increase) in prepaid expenses	447	4,000	(3,799)
Increase in accounts payable and accrued expenses	4,210	8,307	10,954
(Decrease) increase in deferred revenue	(4,841)	4,602	2,616
(Decrease) increase in income tax liability	19,311	9,630	(7,065)
Other	(2,617)	(2,476)	(5,778)

Net cash provided by operating activities	248,606	63,375	74,624
Investing activities
Investment in equity investee	(34,890)	—	—
Proceeds from bond investment	2,666	—	—
Purchases of credit card portfolios and retained interests	(75,247)	—	—
Net loans originated	(71,055)	(471,764)	(754,929)
Recoveries of receivables previously charged off	22,174	25,995	11,852
Net proceeds from securitization	2,987	344,784	591,946
Purchases of and development of software, furniture, fixtures and equipment	(9,576)	(30,055)	(11,936)

Net cash used in investing activities	(162,941)	(131,040)	(163,067)
Financing activities
Proceeds from issuance of preferred stock	(140)	39,512	—
Preferred dividends	—	(144)	—
Proceeds from issuance of common stock and capital contributions	—	563	145,242
Cash dividend paid by pooled company	—	—	(829)
Note issued to purchase stock	—	(500)	—
Purchase of treasury stock	(4,338)	—	—
Proceeds from short-term borrowings	126,679	15,000	—
Repayment of short-term borrowings	(143,196)	—	—
Proceeds from exercise of stock options	—	—	1,173

Net cash (used in) provided by financing activities	(20,995)	54,431	145,586

Net increase (decrease) in cash	64,670	$(13,234)	$57,143
Cash and cash equivalents at beginning of year	55,745	68,980	11,837

Cash and cash equivalents at end of year	$120,416	$55,746	$68,980

Supplemental cash flow information
Cash paid for interest	$7,731	$200	$—
Cash paid for income taxes	$4,893	$5,800	$27,000
Accretion of preferred stock dividends	$4,129	$—	$—
Issuance of restricted stock	$1,048	$—	$—
Distribution of bonds from equity method investee	$21,485	$—	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

1.    Organization and Basis of Presentation

        The consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, "the Company"). The Company was formed for the purpose of offering unsecured credit and fee based products and services to a segment of the consumer credit market. The Company sources the accounts to which it offers these products and services through direct mail, telemarketing, television, the internet, and acquisition from other credit card issuers. Because only financial institutions can issue general-purpose credit cards, the Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general-purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. Additionally, the Company purchases the receivables relating to accounts generated by other third party financial institutions from time to time as a further source for growth in its business. These credit card receivables are sold into different structures, which are not reflected on the Company's balance sheet. (See Note 6, "Off Balance Sheet Arrangements.") The Company markets to its cardholders other fee-based products, including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to the Company as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates such as credit losses, payments, discount rates and the yield earned on securitized receivables have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized.

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

Restricted Cash

        During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purpose of securing the Company's obligations to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as "Restricted cash" on the face of the balance sheet.

Asset Securitization

        All of the Company's credit card receivables are securitized. When the Company sells originated receivables in securitizations, it retains certain undivided ownership interests, interest-only ("I/O") strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained Interests in Credit Card Receivables Securitized.

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value with changes in fair value included in determining income from retained interests. The change in the fair value is included as a component of the Company's income from retained interests in credit card receivables securitized with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 6, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company's balance sheet. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities ("QSPEs") in its securitizations.

        The retained interests for securitized portfolios are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The estimates used to determine the gains and losses and the related fair values of interest-only strips and retained ownership interests are influenced by factors outside the Company's control, and, as a result, such estimates could materially change from quarter to quarter.

        The retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method.

        Amounts due from securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are due and payable to the Company within the next 30 days.

Deferred Costs

        The principal components of deferred costs include certain costs paid to third parties related to the Company's credit card receivables securitizations and direct receivables origination costs. Deferred securitization costs include legal fees and fees incurred for services provided for establishing securitization facilities that have ongoing benefit to the Company, such as the master trust used for future securitizations, which result in ongoing securitization income to the Company. These capitalized securitization costs are amortized over the estimated lives of the securitizations, which are from one to three years. Under Statement of Financial Accounting Standards No. 91, "Accounting for Non refundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases" and Emerging Issues Task Force 93-1, "Accounting for Individual Credit Card Acquisitions" direct receivables origination costs are deferred and amortized against credit card fee income on a straight-line basis over the privilege period, which is typically a one-year period.

Software, Furniture, Fixtures, and Equipment

        The Company capitalizes costs related to internal development and implementation of software used in operating activities of the Company in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development, furniture, fixtures, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the assets, which are approximately 3 years for software, 5 years for furniture, fixtures and equipment. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. The Company periodically reviews the assets to determine if any impairment, other than a temporary impairment exists. There were no such impairments in the periods presented.

Accrued Interest and Fees

        Accrued interest and fees on the Company's originated portfolios represent the estimated collectable portion of fees earned but not billed to the cardholder at any period end. Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed. The new estimates better reflect the Company's expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry.

Equity Investment

        The Company accounts for investments using the equity method of accounting if the investments give the Company the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company has a 50% interest in a limited liability company and records its 50% interest in the income or loss of such investee within other operating income each period. The carrying amount of the Company's investment is recorded on the balance sheet as investment in equity method investee. There is no difference between the cost of the investment and the underlying equity in net assets of the equity method investee. The Company evaluates its investment in the equity method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investment's membership interests, the Company compares the carrying amount to the expected undiscounted future cash flows the investment is expected to produce. If the expected undiscounted future cash flows are less than the carrying amount, the asset is considered impaired and written down to its fair value.

Investments in Debt Securities

        During the third quarter of 2002, CSG, LLC, the Company's equity method investee, (see Note 4, "Equity Method Investment in CSG, LLC" below) distributed certain bonds to its members as a partial return of their initial investment in CSG, LLC. The Company recorded the bonds it received at their fair value. In accordance with Statement No. 115, and based on the Company's intentions and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity and accounts for these bonds at their amortized cost. Investments in debt securities are regularly reviewed for impairment.

Stock Options

        The Company has two stock-based employee compensation plans, which are more fully described in Note 13, "Stock Options." As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the years ended December 31, 2002, 2001 and 2000.

        The following table presents the effects on net income (loss) and net income (loss) per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Net income, as reported	$1,703	$2,723	$82,374
Stock-based employee compensation expense determined under fair value basis, net of tax	(3,029)	(7,792)	(3,139)

Pro forma net income	$(1,326)	$(5,069)	$79,235

Earnings per share:
Basic—as reported	$0.04	$0.06	$1.80

Basic—pro forma	$(0.03)	$(0.11)	$1.73

Diluted—as reported	$0.04	$0.06	$1.79

Diluted—pro forma	$(0.03)	$(0.11)	$1.72

        The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including timing and number of awards. The following table summarizes the value per share as determined by the Black-Scholes models as well as the key assumptions for the years ended:

	At December 31,
	2002	2001	2000
Fair value per share	$4.34	$6.15	$29.48
Dividend rate	0%	0%	0%
Risk free rate	3.8%	4.2%	5.0%
Expected volatility	96.4%	85.0%	80.0%
Expected life of the options	5 years	5 years	5 years

Servicing Income

        As of December 31, 2002, the Company is the servicer for the receivables underlying its securitizations transactions, and is the servicer for 100% of the receivables underlying the CSG Trust. (See Note 4, "Equity Method Investment in CSG, LLC" below.) The Company receives servicing fees equal to 0.1% of the principal receivables that it purchases from its primary account originating financial institution relationship. (See Note 1, "Organization and Basis of Presentation.") The Company receives between 2% and 5% on all other receivables the Company services, or 5% of cash collected, depending on the terms of the securitization structure. Gross servicing revenue is recognized as income on a monthly basis during the same period in which the servicing is performed and is included as servicing income in the Company's Consolidated Statements of Operations. Total assets being serviced by the Company were $3.3 billion as of December 31, 2002, and $1.9 billion as of December 31, 2001.

Credit Card Fees

        Credit card fees include annual membership, overlimit, returned check, cash advance transaction fees and other fees. Credit card fees are assessed according to the terms of the related cardholder agreements and, except for annual fees, are recognized as revenue when charged to the cardholder's account. Annual fees are amortized into revenue on a straight-line basis over the privilege period, which is twelve months. As noted above in "Deferred Costs," direct receivables origination costs are amortized against credit card fee income.

Ancillary Product Revenue

        The Company offers various fee-based products and services to its customers, including memberships, insurance products and subscription services. When the Company markets its own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer's acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When the Company markets products for third parties under a commission arrangement, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. The Company considers revenue to be earned once delivery has occurred (i.e., there is no further performance obligation), the commission is fixed, and collectibility is reasonably assured. Once these conditions are satisfied, the Company recognizes its commission as ancillary product revenue.

Solicitation Expenses

        Credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing and postage, are expensed as the solicitation occurs. See "Deferred Costs" for discussion of the accounting for costs considered to be receivables origination costs.

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

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("Statement No. 148"). Statement No. 148 amends Statement No. 123, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies within annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB 25. The Company has adopted the required disclosures in the Notes herein.

        In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. (See Note 10, "Commitments and Contingencies.") In accordance with Interpretation No. 45, the Company will apply the initial recognition and measurement provisions on a prospective basis for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. The Company is currently evaluating the impact of this interpretation on its financial statements, but does not expect it to be material.

        In January 2003, the FASB issued FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary." Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after June 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the impact of this interpretation on its financial statements, but does not expect it to be material.

3.    Shareholders' Equity

Loan to consultant

        On May 21, 2001, in connection with the Company's entry into a consulting agreement, the Company loaned the consultant $500,000 to purchase 39,526 shares of CompuCredit common stock.

Issuance of Preferred Shares

        In December 2001, the Company issued 30,000 shares (aggregate initial liquidation preference $30 million) of its Series A Preferred Stock and 10,000 shares (aggregate initial liquidation preference $10 million) of its Series B Preferred Stock in a private placement. Net proceeds were $39.5 million. Dividends on the preferred stock accumulate at the rate of 10% per annum and are payable quarterly, in arrears, in cash or, at the Company's option, by an increase in the accretive value of the preferred stock. The dividend rate will increase if the shares are still outstanding after five years. In general, each outstanding share of preferred stock entitles the holder to that number of votes equal to the number of shares of common stock into which the holder's shares of preferred stock could be converted at the time of the vote, subject (solely for purposes of determining the number of votes) to a floor on the conversion price of $9.01 per share. The preferred stock is convertible into common stock at the holder's option. The holders are entitled to traditional weighted average anti-dilution rights (i.e. for stock splits, the issuance or sale of equity securities, etc.). The Company can require the conversion of the preferred stock commencing December 2004 if the market price per common share is at least 200% of the initial conversion price ($9.14 per share, subject to anti-dilution adjustment). The Company can redeem the Series A Preferred Stock for cash after 5 years, or upon a change of control, provided all accrued dividends are paid; the Series B Preferred Stock does not have a cash redemption feature.

        To date, all dividends on the Series A and B Preferred Stock have been paid by accreting the value of the preferred shares. The carrying and liquidation value of the preferred shares was $43,501,000 at December 31, 2002. The shares would have converted into approximately 4.8 million shares at December 31, 2002, and such common stock shares are reserved for issuance upon conversion.

Treasury Share Repurchases

        During the third quarter of 2002, the Company's Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of its outstanding common stock. Under the repurchase plan, the Company may buy back shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. During 2002, the Company repurchased a total of 832,900 shares of common stock for an aggregate cost of $4.3 million. The Company accounts for the common shares repurchased using the cost method.

Restricted Share Awards

        During the quarter ended December 31, 2002, the Company granted 250,000 of restricted stock to certain employees. On the date of grant, the fair market value of the restricted stock was $1,048,000, which has been recorded as deferred compensation and is shown as a separate component of shareholders' equity. These restricted shares vest over a range of 24 to 36 months and are being amortized to compensation expense ratably over the vesting period.

4.    Equity Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. (See Note 9, "Borrowings.")

        The following represents condensed results of operations of CSG as of and for the period from inception to December 31, 2002:

As of December 31, 2002
(in thousands)
Retained interests in credit card receivables securitized	$21,147
Total assets	31,385
Total liabilities	200
Members' capital	31,185
For the period from inception (April 8, 2002) to December 31, 2002
(in thousands)
Income from retained interests in credit card receivables securitized	$89,717
Total other operating income	90,823
Net income	91,434

        In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate to exceed the estimated cost of servicing.

5.    Purchase of Assets

        In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease over time because payments from cardholders are expected to be significantly greater than purchases. In accordance with EITF 99-20, the Company accounts for the retained interests it purchased at the lower of amortized cost or fair market value. The expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interest using the effective interest method.

6.    Off Balance Sheet Arrangements

        The Company securitizes all of its credit card receivables originated on a daily basis under its primary third party financial institution relationship (the "originated portfolio") through Master Trusts. Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also securitized two purchased credit card receivables portfolios, which were acquired in 1998, through securitization structures with third party commercial paper conduits administered by a national banking institution. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust. (See Note 5, "Purchase of Assets.")

        In accordance with the above, all of the Company's credit card receivables (whether from the originated portfolio or the purchased portfolio) are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests in the trusts. Generally accepted accounting principles require the Company to treat the transfers as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

        The securitization transactions do not affect the relationship the Company has with its customers, and the Company continues to service the credit card receivables.

        The table below summarizes all of the Company's securitization activity:

	For the year ended December 31,
	2002	2001
	(In thousands)
Gross amount of receivables securitized at year end	$2,334,939	$1,891,842
Excess cash flows received on retained interests	311,423	202,350
Pretax securitization income (loss)	(18)	(8,400)
Proceeds from collections reinvested in Revolving-period securitizations	1,123,938	1,208,413
(Loss) income from retained interests in credit card receivables securitized	(25,049)	11,328

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card receivables. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        All collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed to the Company as servicer for its servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable, and to the Company as the seller to fund new purchases. Any collections from cardholders remaining each month after making the payments noted above are paid to the Company on its retained interests.

        In the securitization structures associated with the Company's purchased portfolios, each month either a certain dollar amount or a percentage of the excess cash collected from the cardholders is paid to the investors to decrease their remaining invested amount. This excess cash that the Company paid to the investors totaled $145.1 million and $13.0 million for the years ended December 31, 2002, and 2001, respectively. Once the investors are repaid, any remaining receivables and funds held in the securitization structure will be payable to the Company.

        The pretax securitization (loss) recorded by the Company and the measurement of the Company's retained interests are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the receivable becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

        Subsequent to each sale, the Company's retained interests are carried at the lower of amortized cost or estimated fair market value, and because they are classified as trading securities, any changes in fair value included in income. Since quoted market prices for the Company's retained interests in its originated portfolio are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions.

        The Company's retained interests in credit card receivables securitized include the following:

	At December 31,
	2002	2001	2000
	(In thousands)
I/O strip	$99,964	$84,390	$52,249
Fair value of Seller's Interest	283,681	312,622	295,141
Servicing liability	(108,010)	(38,123)	(21,807)

Retained interests in credit card receivables securitized	$275,635	$358,889	$325,583

        The I/O strip reflects the fair value of the Company's rights to future income from the Company's originated portfolio and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The change in the servicing liability is included in the income from retained interests in the credit card receivables securitized and includes $28.9 million of amortization of the servicing liability associated with the Fingerhut Trust acquired in July 2002. The fair value of seller's interest includes those interests the Company retains in securitizations of the originated and purchased portfolio receivables.

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the

Company's retained interests in receivables the Company has securitized as of the end of each year are presented below:

	At December 31,
	2002	2001
Payment rate (monthly)	6.7%	8.0%
Expected credit loss rate (annualized)	18.0%	16.7%
Residual cash flows discount rate	22.5%	34.9%
Servicing liability discount rate	14.1%	14.0%

        During the fourth quarter of 2001, the Company sold approximately $36.3 million of its retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million in two transactions. As a result of these transactions, the Company increased its residual cash flow discount rate to 34.9% in 2001. During 2002, the Company hired an independent financial advisory firm to assist in the Company's evaluation of its estimate of the residual cash flow discount rate. The independent financial advisory firm advised that the appropriate residual cash flow discount rate was 22.5%. The Company adopted that recommendation and revised the estimate for the residual cash flow discount rate to 22.5%.

        At December 31, 2002, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit card Receivables
Payment rate (monthly)	6.7%
Impact on fair value of 5% adverse change	$(1,596)
Impact on fair value of 10% adverse change	$(3,020)
Expected credit loss rate (annualized)	18.0%
Impact on fair value of 5% adverse change	$(8,368)
Impact on fair value of 10% adverse change	$(16,734)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,944)
Impact on fair value of 10% adverse change	$(5,800)
Servicing discount rate	14.1%
Impact on fair value of 5% adverse change	$(136)
Impact on fair value of 10% adverse change	$(272)

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

        The Company's managed receivables portfolio underlying its securitizations (including its 50% ownership in the CSG receivables) is comprised of retained interests in receivables securitized and the investors' shares of securitized credit card receivables. The investors' shares of securitized credit card receivables are not assets of the Company. Therefore, they are not included in the Company's consolidated balance sheets. The principal balances outstanding as of December 31, 2002, and 2001, were approximately $2.5 billion and $1.7 billion, respectively. The following table summarizes the balances included in the CompuCredit's managed receivables portfolio underlying its securitizations.

	December 31,
	2002	2001
	(In thousands)
Total managed principal balance	$2,492,890	$1,705,119
Total managed finance charge balance	302,999	179,389

Total managed receivables	$2,795,889	$1,884,508
Receivables delinquent—60 or more days	$388,651	$210,382
Net charge offs	$336,884	$252,002

7.    Software, Furniture, Fixtures, and Equipment

        Software, furniture, fixtures and equipment consist of the following:

	December 31,
	2002	2001
	(In thousands)
Software	$32,938	$28,922
Furniture and fixtures	3,455	3,619
Data processing and telephone equipment	17,448	13,368
Leasehold improvements	5,839	4,821

Total cost	59,680	50,730
Less accumulated depreciation	(30,384)	(16,208)

Software, furniture, fixtures, and equipment, net	$29,296	$34,522

8.    Leases

        The Company leases premises and equipment under cancelable and noncancelable leases, some of which contain renewal options under various terms. Total rental expense was $5,148,000 and $3,858,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the future minimum rental commitments for all noncancelable leases with initial or remaining terms of more than one year net of any sublease income are as follows (in thousands):

	Gross	Sub-lease Income	Net
2003	$5,859	$(164)	$5,695
2004	5,719	(169)	5,550
2005	5,060	(174)	4,886
2006	4,117	(179)	3,938
2007	4,126	(185)	3,941
Thereafter	15,214	(707)	14,507

	$40,095	$(1,578)	$38,517

9.    Borrowings

        As of December 31, 2002, the Company had no outstanding debt. As of December 31, 2001, $15.0 million was outstanding under a $25 million one-year line of credit facility, which was repaid and terminated in January 2002.

        During the second quarter of 2002, the Company entered into a loan in the amount of $31.4 million to partially fund the purchase of its equity interest in CSG. This loan was repaid during the fourth quarter of 2002. Notwithstanding the Company's repayment of this loan's principal, the lender continues to receive a portion of future excess cash flows received by the Company from CSG. These payments are classified as interest expense.

10.  Commitments and Contingencies

        The Company enters into financial instruments with off balance sheet risk in the normal course of business through the origination of unsecured credit card receivables. These financial instruments consist of commitments to extend credit totaling approximately $3.7 billion and $4.4 billion, at December 31, 2002 and 2001, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amount securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

        The Company is an equity member of CSG. During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2002, CSG would be obligated to purchase up to $96.4 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of December 31, 2002, CSG had not and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at December 31, 2002, was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of December 31, 2002, the maximum amount of the Company's guarantee was $48.2 million. The Company currently does not have any liability recorded with respect to this guarantee.

        In connection with the third quarter of 2002 extension of the Company's agreement with its principal third-party originating financial institution through March 2006, the Company, through certain of its subsidiaries, has pledged retained interests carried at approximately $67.9 million to secure its obligations to purchase credit card receivables originated on a daily basis through the third-party financial institution's cardholder accounts. Additionally, if the Company were to terminate its service agreement with this institution, there would be penalties of approximately $5.2 million to exit the contract as of January 2003.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company securitizations vary. The Company has two, three-year securitizations that it completed in July 2001 and August 2000, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At such time, the Company's funding requirements for new credit card receivables will increase accordingly. The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case, below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. These events would accelerate the need to utilize alternative funding sources. If the Company's securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and the Company is unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or the issuance of additional equity), the Company would begin to close the credit card accounts that are open to new purchases and thus significantly reduce the Company's need for any additional cash. Under each of the Company's securitization structures, there has not been an early amortization period; however, the Fingerhut Trust Series 1998-2 issuance began an early amortization during the first quarter of 2003. In line with the Company's expectations at the time of the Company's acquisition and projections upon which the Company based its purchase price for the Fingerhut Trust retained interests, the Fingerhut Trust Series 1998-2 triggered an early amortization as a result of the principal balance of receivables in the trust falling below the minimum balance required by this series. As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company need for additional liquidity. The Company also anticipates that, due to an expected reduction in the principal balance of the receivables within the CSG Trust, the retained interests in which are owned by the Company's equity method investee, CSG, a principal balance trigger will occur, and hence early amortization will begin, during the second quarter of 2003. The occurrence of this event will cause CSG to cease its cash distributions to the Company, although it will continue to compensate the Company in cash for servicing the Providian portfolio.

11.  Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, such temporary differences representing those differences between amounts reported for financial reporting purposes and amounts used for income tax purposes.

        The current and deferred portions of federal and state income tax expense are as follows:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Federal income tax expense:
Current tax expense	$24,294	$15,430	$31,292
Deferred tax expense	(21,133)	(13,885)	10,489

Total federal income tax expense	3,161	1,545	41,781
State income tax expense:
Current tax expense	—	—	—
Deferred tax expense	—	—	—

Total state income tax expense	—	—	—

Total income tax expense	$3,161	$1,545	$41,781

        The Company has no state income tax expense because its income is earned by consolidated subsidiaries that are organized, domiciled, and operated exclusively within a jurisdiction that does not impose a state income tax. Income tax expense in 2000 differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of the following permanent differences: option expense, the stub period for the purchase of Citadel Group, Inc., tax exempt interest and meals and entertainment. The following table reconciles the Company's effective tax rate to the federal statutory rate:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Statutory rate	35%	35%	35%
Increase (decrease) in income taxes resulting from:
Other differences, net	—	—	(1)

Effective tax rate	35%	35%	34%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002, and 2001, are presented below:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets/(liabilities):
Prepaid expenses	$(156)	$(267)
Cash advance fees	(6,636)	(5,184)
Software development costs	(4,292)	(5,654)
Deferred costs	(1,072)	(3,501)
Gain on securitization	10,745	(8,194)
Other	(256)	—

Net deferred tax liability	$(1,667)	$(22,800)

12.  Earnings Per Share

        The following table sets forth the computation of basic earnings per share:

	For the year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Numerator:
Net income	$5,871	$2,867	$82,374
Preferred stock dividends	(4,168)	(144)	—

Income attributable to common shareholders	$1,703	$2,723	$82,374
Denominator:
Denominator for basic earnings per share-weighted-average shares outstanding	46,384	46,542	45,886
Effect of dilutive stock options	28	79	184

Denominator for diluted earnings per share-adjusted weighted-average shares	46,412	46,621	46,070
Basic earnings per share	$0.04	$0.06	$1.80
Diluted earnings per share	$0.04	$0.06	$1.79

        The preferred stock investment was convertible into 4,828,079 and 4,376,368 shares of common stock at $9.14 per share as of December 31, 2002, and 2001. These shares are not included in the computation of diluted EPS for the years ended December 31, 2002 and 2001, because including these shares would have been anti-dilutive.

13.  Stock Options

        The Company has two Stock Option Plans, the 1998 Stock Option Plan ("1998 Plan") and the 2000 Stock Option Plan ("2000 Plan"). Under the 1998 and the 2000 Plans, the Company may grant shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. The vesting requirements for options granted by the Company are determined by management and range from immediate to 3 years. The majority of the options vest 33 1/3% in the 1st year, 33 1/3% in the 2nd year, and 33 1/3% in the 3rd year. The maximum number of shares of common stock that may be granted under the 1998 Plan is 1,200,000 shares. As of December 31, 2002, a total of 1,067,710 options had been granted under the 1998 Plan. The maximum number of shares of common stock that may be granted under the 2000 Plan is 1,200,000 shares. A total of 1,135,868 options had been granted under the 2000 Plan as of December 31, 2002. The total number of options outstanding under both plans was 2,203,578 as of December 31, 2002. Information related to options outstanding under the Plans is as follows:

	For the year ended December 31,
	2002		2001		2000
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,886,751	$28.33	1,320,260	$37.85	364,790	$15.48
Granted	1,172,818	5.85	633,150	8.76	1,040,701	43.81
Exercised	—	—	—	—	(79,914)	14.68
Cancelled/Forfeited	(855,991)	42.15	(66,659)	28.08	(5,317)	17.76

Outstanding at end of year	2,203,578	$11.08	1,886,751	$28.33	1,320,260	$37.85

        The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00—$12.00	1,800,449	4.3	$7.05	385,146	$9.47
$12.00—$25.00	169,579	3.1	18.20	151,379	18.23
$25.01—$38.00	195,050	2.1	34.42	22,966	32.19
$38.01—$50.00	32,500	5.8	48.62	8,333	48.00
$50.01—$62.00	6,000	2.8	56.25	4,000	56.25

	2,203,578	4.1	$11.08	571,824	$13.59

        As permitted by Statement No. 123, the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB 25. Other than with respect to the Company's restricted stock awards (see Note 3, "Shareholders' Equity"), the Company did not recognize any compensation expense for stock-based employee compensation awards or independent board members compensation awards, nor did the Company issue any options to non-employees who were not directors for the years ended December 31, 2002, 2001 and 2000.

14.  Employee Benefit Plans

        The Company has a 401(k) plan and an Employee Stock Purchase Plan. Employees who have completed one year of employment and at least 1,000 hours of service are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by the Company, which amounted to approximately $276,000 in 2002, and $136,000 in 2001.

        The Company has an Employee Stock Purchase Plan ("ESPP"). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of the Company's common stock on the last day of the offering period. Employees contributed approximately $226,000 to purchase 44,710 shares of common stock under the ESPP during 2002 and approximately $318,000 to purchase 44,790 shares of common stock under the ESPP during 2001. The ESPP covers up to 150,000 shares of common stock. The Company's charge to expense associated with the ESPP was approximately $44,000 in 2002 and $50,000 in 2001.

15.  Related Party Transactions

        The Series A Preferred Stock that was issued in December 2001, was issued to a group of investors that included J.P. Morgan Corsair II Capital Partners, L.P. and Paladin Capital Partners Fund, L.P. ("Paladin"). J.P. Morgan Corsair II Capital Partners is a holder of greater than 5% of the Company's outstanding common stock. CompuCredit issued 4,808 shares of its Series A Preferred Stock to Paladin for an aggregate purchase price of approximately $4.8 million. In addition to the preferred stock investment noted above, during the fourth quarter of 2001, Paladin purchased approximately $27 million of the Company's retained interests in credit card receivables securitized for approximately $20 million. Paladin may be deemed to be an affiliate of an entity controlled by Mr. Frank J. Hanna, Jr., who is the father of the Company's Chairman and Chief Executive Officer, David G. Hanna, and one of the Company's directors, Frank J. Hanna, III.

        In December 2001, the Company also issued 10,000 shares of Series B Preferred Stock, in a private placement, for an aggregate purchase price of $10 million. The Series B Preferred Stock was issued to entities controlled by David G. Hanna and Frank J. Hanna, III.

        The holders of the Series A Preferred Stock, Series B Preferred Stock, certain holders of common stock and the Company entered into a Shareholders Agreement whereby (in addition to the provisions described in Note 3, "Shareholders' Equity") (i) the holders of the Series A Preferred Stock are entitled to participate in a sale or transfer of securities of CompuCredit by Frank J. Hanna, III, David G. Hanna (being the holders of the Series B Preferred Stock), and certain other common stock holders that in the aggregate are equal to 25% or more of the outstanding shares of common stock, on a fully diluted basis, and (ii) the holders of the Series A and Series B Preferred Stock are entitled to registration rights, such that their converted shares of common stock may be registered by CompuCredit on a registration statement filed with the SEC.

        Under a shareholders agreement into which the Company entered with David G. Hanna, a trust of which David G. Hanna is the sole trustee, Frank J. Hanna, III, a trust of which Frank J. Hanna, III is the sole trustee, Richard R. House, Jr. (the Company's President) and Richard W. Gilbert (the Company's Chief Operating Officer and Vice Chairman) following the Company's initial public offering

(i) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (ii) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of Visionary Systems, Inc., or VSI, the third party developer of the Company's database management system. During 2002, the Company paid approximately $11.2 million to VSI and its subsidiaries for software development, account origination, and consulting services. In connection with the purchase of intellectual property, the Company entered into a promissory note of $1.4 million, due and paid in January 2002. During 2001, the Company loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of December 31, 2002. During 2001, the Company paid approximately $20.1 million to VSI for software development, account origination, consulting services, intellectual property and two patents.

        During 2001, the Company began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for 2002 was approximately $157,000.

Report of Independent Certified Public Accountants

The Board of Directors
CSG, LLC

        We have audited the accompanying consolidated balance sheet of CSG, LLC and subsidiary as of December 31, 2002, and the related consolidated statements of operations, members' capital, and cash flows for the period from inception (April 8, 2002) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSG, LLC and subsidiary at December 31, 2002, and the consolidated results of their operations and their cash flows for the period from inception (April 8, 2002) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SIEDMAN, LLP

Atlanta, Georgia
February 25, 2003

CSG, LLC and Subsidiary
Consolidated Balance Sheet

December 31, 2002
(Dollars in thousands)
Assets
Cash and cash equivalents	$97
Restricted cash	10,005
Retained interests in credit card receivables securitized	21,147
Other assets	136

Total assets	$31,385

Liabilities
Accrued expenses	$200
Members' Capital	31,185

Total liabilities and members' capital	$31,385

See accompanying notes.

CSG, LLC and Subsidiary
Consolidated Statement of Operations

For the period from inception (April 8, 2002) to December 31, 2002
(Dollars in thousands)
Interest income	$846
Interest expense	—

Net interest income	846

Other operating income:
Income from retained interests in credit card receivables securitized, net	89,717
Servicing income	1,106

Total other operating income	90,823
Other operating expense:
Credit card servicing	9
Professional fees	225

Total other operating expense	234

Net income	$91,434

See accompanying notes.

CSG, LLC and Subsidiary
Consolidated Statement of Members' Capital
For the period from inception (April 8, 2002) to December 31, 2002

	CCAC	MTGLQ	SB Funding	Total Members' Equity
Balance at Inception (April 8, 2002)	$1	$—	$—	$1
Net income	45,716	22,859	22,859	91,434
Contributions	34,889	17,445	17,445	$69,779
Cash distributed	(43,528)	(21,765)	(21,765)	(87,058)
Bonds distributed.	(21,485)	(10,743)	(10,743)	(42,971)

Balance at December 31, 2002	$15,593	$7,796	$7,796	$31,185

See accompanying notes.

CSG, LLC and Subsidiary
Consolidated Statement of Cash Flows

For the period from inception (April 8, 2002) to December 31, 2002
(Dollars in thousands)
Operating activities
Net income	$91,434
Adjustments to reconcile net income to net cash provided by operating activities:
Retained interests income adjustment, net	(1,900)
Changes in assets and liabilities:
Increase in restricted cash	(10,005)
Increase in other assets	(136)
Increase in accrued expenses	200

Net cash provided by operating activities	79,593
Investing activities
Purchase of subordinated interest	(19,247)
Investment in bonds	(45,532)
Proceeds from bond investment	2,561

Net cash used in investing activities	(62,218)
Financing activities
Capital contributions	69,780
Capital distributions	(87,058)

Net cash used in financing activities	(17,278)

Net increase in cash	97

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$97

Supplemental disclosures:
Interest paid	$—

Supplemental non-cash disclosures:
Bonds distributed	$42,971

See accompanying notes.

CSG, LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2002

1.    Organization and Basis of Presentation

        The consolidated financial statements include the accounts of CSG, LLC and its wholly owned subsidiary, CSG Funding, LLC (collectively, "the Company"). Pursuant to a Limited Liability Company Agreement dated as of April 8, 2002, as amended and restated on June 25, 2002 by and amongst MTGLQ Investors, L.P. ("MTGLQ"), an affiliate of Goldman, Sachs & Co., SB Funding Corp. ("SB Funding"), an affiliate of Salomon Smith Barney, and CompuCredit Acquisition Corporation ("CCAC"), an affiliate of CompuCredit Corporation, the Company was formed to purchase a retained interest in a portfolio of performing, sub-performing, and non-performing receivables from Providian National Bank ("Providian"). MTGLQ and SB Funding own 25% each of the Company and CCAC owns the remaining 50%, but unanimous approval is required on all matters subject to a vote.

        In June 2002, the Company closed a transaction with Providian in which the Company purchased the retained interests in a trust (the "Providian Trust") that owned approximately $1.2 billion in face amount of receivables and Class B notes (the "bonds"). The bonds were distributed to the members in August 2002 at their net amortized value. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

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

Restricted Cash

        Restricted cash represents amounts agreed upon by the members to be set aside for operational purposes ($5 million at December 31, 2002) and amounts required by the servicing bank ($5 million at December 31, 2002). These funds are restricted from general corporate use. See Note 4 "Commitments and Contingencies" for further discussions.

Asset Securitization

        The Company owns a retained interest in a pool of assets, which were securitized by Providian National Bank in a Master Trust. Credit card receivables are transferred to the Master Trust, which issues notes representing undivided ownership interests in the assets of the Master Trust. The following table summarizes the Master Trust at December 31, 2002 (in millions):

Total principal balance	$866.3
Total finance charge balance	77.7
Total receivables	$944.0
Receivables delinquent 60 or more days	$120.7

Net charge offs since inception (April 8, 2002)	$57.9

        In accordance with the above, all of the credit card receivables are held by securitization trust, and the exclusive interest of the Company in these receivables is in the form of retained interests in the trust. The Company's retained interests in such receivables are included in retained interests in credit card receivables securitized and are carried at the lower of the amortized cost or fair market value. The Company accounts for its retained interests in accordance with EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF 99-20, CSG recognizes the excess of all cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment as income from retained interest on credit cards receivables securitized, net over the life of the beneficial interest using the effective interest method. As adjustments to the estimated cash flows are made based upon expected market conditions, the Company adjusts the rate at which income is earned prospectively. Additionally, EITF 99-20 provides guidance as to when the holder of a retained interest must conclude that a decline in value below the carrying amount is considered a permanent impairment. CSG's policy is that if a decrease in the estimated future cash flows results in a fair value below the carrying value and the decline is considered permanent, then the asset is written down through earnings.

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

        Changes in any of the assumptions used to value retained interests could impact the fair value estimates. Certain estimates such as credit losses and payment rates have a significant impact on the value of retained interests in credit card receivables securitized. The weighted-average key assumptions used to estimate the fair value of the retained interest in receivables the Company has securitized at December 31, 2002, are included in the following table:

Payment rate (monthly)	5.3%
Expected credit loss rate (annualized)	35.0%
Servicing rate	5.0%

Income Taxes

        Since the Company is a limited liability corporation, all income is considered passed through to the stockholders for income tax purposes.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary." Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after June 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Since CSG Trust is a qualifying special purpose entity, this interpretation will not apply to the Company.

3.    Members' Capital

        During 2002, the Company issued 1,000 shares of its Common Stock for $1,000. During 2002, the members contributed $69.8 million in cash and received distributions of $87.1 million in cash and $43.0 million in bonds. The Company distributes net income in excess of the amount agreed to be retained in the Company by the members monthly based on the members' ownership percentages. At December 31, 2002, there were $4.4 million of undistributed earnings included in Members' Capital in the accompanying financial statements.

4.    Commitments and Contingencies

        During the second quarter of 2002, the Company entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2002, the Company would be obligated to purchase up to $96.4 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. The members have agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if the Company itself should fail to purchase the new notes under the note purchase agreement. As of December 31, 2002, the Company had not and was not required to purchase any additional notes under the note purchase agreement.

5.    Related Party Transactions

        CompuCredit Corporation services the underlying receivables and was paid $25.7 million for such services for the period from inception (April 8, 2002) to December 31, 2002. These amounts are a component of income from retained interests in credit card receivables securitized in the accompanying statement of operations. In the opinion of management, such fees were charged at prevailing market rates.

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
David G. Hanna Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 24, 2003
/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 24, 2003
/s/ GREGORY J. CORONA Gregory J. Corona	Director	March 24, 2003
/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 24,2003
/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 24, 2003
/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 24, 2003
/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 24, 2003
/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 24, 2003
/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 24, 2003
/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 24, 2003

CERTIFICATIONS

I, David G. Hanna, certify that:

1.
I have reviewed this annual report on Form 10-K of CompuCredit Corporation;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ David G. Hanna David G. Hanna Chief Executive Officer and Chairman of the Board

I, J.Paul Whitehead III, certify that:

1.
I have reviewed this annual report on Form 10-K of CompuCredit Corporation;

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

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ J.Paul Whitehead, III J.Paul Whitehead III Chief Financial Officer

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
CSG, LLC AND SUBSIDIARY INDEX TO FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity For the years ended December 31, 2002, 2001 and 2000
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows
CompuCredit Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2002 and 2001
Report of Independent Certified Public Accountants
CSG, LLC and Subsidiary Consolidated Balance Sheet
CSG, LLC and Subsidiary Consolidated Statement of Operations
CSG, LLC and Subsidiary Consolidated Statement of Members' Capital For the period from inception (April 8, 2002) to December 31, 2002
CSG, LLC and Subsidiary Consolidated Statement of Cash Flows
CSG, LLC and Subsidiary Notes to Consolidated Financial Statements December 31, 2002
SIGNATURES
CERTIFICATIONS