Form 10-K/A
period 2002-12-31
COMPUCREDIT CORP
filed 2003-03-27
CIK 1068199

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

        CompuCredit believes that during the 2002 fiscal year its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Securities Exchange Act of 1934 complied with all applicable filing requirements, except as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2003 Annual Meeting of Shareholders.

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2002 is being filed by the Registrant solely for the purpose of correcting typographical errors incurred in the edgarization process. Otherwise, no other changes have been made to the Annual Report.

 PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index to Financial Statements in "Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report.

  (a)
  1. Financial Statements

    2. Financial Statement Schedules

      None.

1

    3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1	Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 27, 1998, Form S-1, exhibit 3.1
3.1(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)
3.1(b)	Articles of Amendment creating Series A Preferred Stock and Series B Preferred Stock	December 28, 2001, Form 8-K, exhibit 3.3
3.2	Second Amended and Restated Bylaws of CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1	Form of certificate representing shares of the Registrant's common stock.	August 27, 1998, Form S-1, exhibit 4.1
10.1	Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and Richard R. House, Jr.	August 27, 1998, Form S-1, exhibit 10.1
10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2(a)†	CompuCredit Corporation's 2000 Stock Option Plan.	March 30, 2001, Form DEF 14A, Appendix A
10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3
10.4†	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5†	Employment Agreement between CompuCredit Corporation and David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.6†	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.7	Employment Agreement between CompuCredit Corporation and J.Paul Whitehead III.	November 14, 2002, Form 10-Q, exhibit 10.6
10.8	Asset purchase agreement, dated as of May 11, 2001 by and among CompuCredit Corporation, VSx, Corporation and James A. Eckstein.	April 1, 2002, Form 10-K, exhibit 10.8
10.8(a)	Agreement, dated as of May 11, 2001, by and among CompuCredit Corporation, Visionary Systems, Inc. and James A. Eckstein.	April 1, 2002, Form 10-K, exhibit 10.8(a)
10.9*	Affinity Card Agreement, dated as of January 6, 1997, between Columbus Bank and Trust Company and CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.1
10.9(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.2
10.9(b)	Amendment to Affinity Card Agreement, dated as of August 1, 1998, by and among Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.3

2

10.9(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.4
10.9(d)	Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.5
10.9(e)	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.	March 30, 2001, Form 10-K, exhibit 10.5.6
10.9(f)	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	March 30, 2001, Form 10-K, exhibit 10.5.7
10.9(g)	Amendment to Affinity Agreement, dated as of September 23, 2002, among Columbus Bank and Trust Company, CompuCredit Corporation and CompuCredit Acquisition Corporation.	September 30, 2002, Form 10-Q, exhibit 10.1
10.9(h)	Pledge and Security Agreement, dated as of September 23, 2002, between CompuCredit Corporation and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.2
10.9(i)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.3
10.9(j)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC II LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.4
10.9(k)	Shareholders Agreement, dated as of September 23, 2002, by and between Columbus Bank and Trust Company and CompuCredit Corporation.	September 30, 2002, Form 10-Q, exhibit 10.5
10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.10(a)	First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 10.1(a)
10.10(b)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	March 24, 2002, Form 10-K, exhibit 10.11

3

10.11(a)	First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.11(b)	Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.12	Master Indenture, dated as of December 28, 2000, among CompuCredit Credit Card Master Note Business Trust II, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	March 30, 2001, Form 10-K, exhibit 10.9
10.12(a)	Form of Indenture Supplement to the Master Indenture, dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.10
10.13	Transfer and Servicing Agreement, dated as of October 20, 2000, among CompuCredit Funding Corp. II, as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust II, as Issuer, and The Bank of New York, as Indenture Trustee.	March 30, 2001, Form 10-K, exhibit 10.11
10.14	Securities Purchase Agreement (J.P. Morgan Corsair II Capital Partners, L.P., J.P. Morgan Capital, L.P., Winding Creek, L.P. and Paladin Capital Partners Fund, L.P.) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.12
10.15	Securities Purchase Agreement (Rainbow Trust One and Rainbow Trust Two) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.13
10.16	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14
12.1	Computation of Ratio of Earnings to Fixed Charges.	March 24, 2002, Form 10-K, exhibit 12.1
21.1	Subsidiaries of the Registrant.	March 24, 2002, Form 10-K, exhibit 21.1
23.1	Consent of BDO Seidman, LLP.	Filed herewith
23.2	Consent of Ernst & Young LLP.	March 24, 2002, Form 10-K, exhibit 23.2

*
Confidential treatment has been granted with respect to portions of this exhibit.

†
Management contract, compensatory plan or arrangement.

4

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 27, 2003.

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

Date: March 27, 2003

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

Date: March 27, 2003

/s/ J.Paul Whitehead, III J.Paul Whitehead III Chief Financial Officer

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

/s/ BDO SEIDMAN, LLP

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

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Operating activities
Net income	$5,871	$2,867	$82,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,801	9,802	4,273
Amortization expense	17,585	8,318	4,935
Amortization of deferred compensation	35	—	—
Securitization (income) loss	18	8,400	(11,778)
Retained interests income adjustment, net	208,688	61,870	3,890
(Benefit) provision for deferred taxes	(21,133)	(13,885)	10,489
Income from equity investee (net of distributions)	(2,194)	—	—
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(10,112)	—	10,000
Decrease (increase) in accrued interest and fees	17,123	(8,359)	(14,740)
Decrease (increase) in amounts due from securitization	13,761	(9,261)	276
Increase in deferred costs	(12,347)	(20,440)	(12,023)
Decrease (increase) in prepaid expenses	447	4,000	(3,799)
Increase in accounts payable and accrued expenses	4,210	8,307	10,954
(Decrease) increase in deferred revenue	(4,841)	4,602	2,616
(Decrease) increase in income tax liability	19,311	9,630	(7,065)
Other	(2,617)	(2,476)	(5,778)

Net cash provided by operating activities	248,606	63,375	74,624
Investing activities
Investment in equity investee	(34,890)	—	—
Proceeds from bond investment	2,666	—	—
Purchases of credit card portfolios and retained interests	(75,247)	—	—
Net loans originated	(71,055)	(471,764)	(754,929)
Recoveries of receivables previously charged off	22,174	25,995	11,852
Net proceeds from securitization	2,987	344,784	591,946
Purchases of and development of software, furniture, fixtures and equipment	(9,576)	(30,055)	(11,936)

Net cash used in investing activities	(162,941)	(131,040)	(163,067)
Financing activities
Proceeds from issuance of preferred stock	(140)	39,512	—
Preferred dividends	—	(144)	—
Proceeds from issuance of common stock and capital contributions	—	563	145,242
Cash dividend paid by pooled company	—	—	(829)
Note issued to purchase stock	—	(500)	—
Purchase of treasury stock	(4,338)	—	—
Proceeds from short-term borrowings	126,679	15,000	—
Repayment of short-term borrowings	(143,196)	—	—
Proceeds from exercise of stock options	—	—	1,173

Net cash (used in) provided by financing activities	(20,995)	54,431	145,586

Net increase (decrease) in cash	64,670	$(13,234)	$57,143
Cash and cash equivalents at beginning of year	55,746	68,980	11,837

Cash and cash equivalents at end of year	$120,416	$55,746	$68,980

Supplemental cash flow information
Cash paid for interest	$7,731	$200	$—
Cash paid for income taxes	$4,893	$5,800	$27,000
Accretion of preferred stock dividends	$4,129	$—	$—
Issuance of restricted stock	$1,048	$—	$—
Distribution of bonds from equity method investee	$21,485	$—	$—

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

/s/ BDO SEIDMAN, LLP

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

See accompanying notes.

CSG, LLC and Subsidiary
Consolidated Statement of Operations

For the period from inception (April 8, 2002) to December 31, 2002
(Dollars in thousands)
Interest income	$846
Interest expense	—

Net interest income	846

Other operating income:
Income from retained interests in credit card receivables securitized, net	89,717
Servicing income	1,106

Total other operating income	90,823
Other operating expense:
Credit card servicing	9
Professional fees	226

Total other operating expense	235

Net income	$91,434

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

QuickLinks

PART II
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
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