Form 10-Q
period 2003-03-31
COMPUCREDIT CORP
filed 2003-05-15
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES ☒        NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

        The number of shares outstanding of the issuer's only class of Common Stock, no par value (the "Common Stock") as of April 30, 2003 was 45,936,265 shares.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

March 31, 2003

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited) (Dollars in thousands)
Assets
Cash and cash equivalents	$113,870	$120,416
Restricted cash	10,147	10,112
Retained interests in credit card receivables securitized	308,498	275,635
Accrued interest and fees	15,001	15,804

Net credit card receivables	323,499	291,439
Amounts due from securitization	15,847	7,235
Deferred costs, net	7,047	8,314
Software, furniture, fixtures and equipment, net	28,623	29,296
Investment in equity method investee	10,315	15,593
Investment in debt security	16,921	18,819
Prepaid expenses and other assets	23,564	17,691

Total assets	$549,833	$518,915

Liabilities
Accounts payable and accrued expenses	$32,329	$32,570
Deferred revenue	9,210	8,979
Income tax liability	26,286	29,498

Total liabilities	67,825	71,047
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 30,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	33,293	32,466
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	11,311	11,035
Common stock, no par value:
150,000,000 shares authorized, 45,936,265 and 45,976,265 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	241,400	241,400
Treasury stock, at cost, 872,900 and 832,900 shares at March 31, 2003 and December 31, 2002, respectively	(4,586)	(4,338)
Deferred compensation	(908)	(1,013)
Note issued to purchase stock	(500)	(500)
Retained earnings	201,998	168,818

Total shareholders' equity	482,008	447,868

Total liabilities and shareholders' equity	$549,833	$518,915

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Interest income	$1,209	$365
Interest expense	(3,298)	(60)

Net interest (expense) income	(2,089)	305

Other operating income:
Income from retained interests in credit card receivables securitized	36,307	5,702
Servicing income	27,666	1,285
Other credit card fees and other income	33,774	33,280
Equity in income of equity method investee	14,296	—

Total other operating income	112,043	40,267

Other operating expense:
Salaries and benefits	4,341	3,596
Credit card servicing	38,047	20,070
Marketing and solicitation	1,587	2,624
Depreciation	3,865	3,570
Other	8,539	7,462

Total other operating expense	56,379	37,322

Income before income taxes	53,575	3,250
Income taxes	(19,287)	(1,138)

Net income	$34,288	$2,112

Net income attributable to common shareholders	$33,180	$1,108

Net income per common share—basic	$0.67	$0.02

Net income per common share—assuming dilution	$0.67	$0.02

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2003

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2002	$43,501	45,976,265	—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868
Preferred dividends	—	—	—	—	—	—	—	(1,108)	(1,108)
Accretion of preferred dividends	1,103	—	—	—	—	—	—	—	1,103
Purchase of treasury stock	—	(40,000)	—	—	(248)		—	—	(248)
Amortization of deferred compensation	—	—	—	—	—	105	—	—	105
Net income	—	—	—	—	—	—	—	34,288	34,288

Balance at March 31, 2003	$44,604	45,936,265	—	$241,400	$(4,586)	$(908)	$(500)	$201,998	$482,008

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2003	2002
	(Dollars in thousands)
Operating activities
Net income	$34,288	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,865	3,570
Amortization expense	1,661	3,546
Amortization of acquired servicing liability	(13,466)	—
Amortization of deferred compensation	105	—
Retained interests income adjustment, net	5,180	2,333
Income from equity investee (net of distributions)	5,278	—
Changes in assets and liabilities:
Increase in restricted cash	—	(10,000)
Decrease in accrued interest and fees	803	2,967
(Increase) decrease in amounts due from securitization	(8,612)	5,947
Increase in deferred costs	(2,106)	(1,007)
(Increase) decrease in prepaid expenses	(313)	133
Decrease in accounts payable and accrued expenses	(1,637)	(5,875)
Increase (decrease) in deferred revenue	231	(514)
Decrease in income tax liability	(3,212)	(2,861)
Other	9,302	2,209

Net cash provided by operating activities	31,367	2,560

Investing activities
Proceeds from bond investment	1,898	—
Purchase of charged off assets	(14,896)	—
Net receivable payments	66,097	57,316
Recoveries of receivables previously charged off	4,369	7,757
Net distributions to securitization	(93,333)	(56,594)
Purchases of and development of software, furniture, fixtures and equipment	(1,800)	(2,069)

Net cash (used in) provided by investing activities	(37,665)	6,410

Financing activities
Preferred stock issuance costs	—	(140)
Repurchase of treasury stock	(248)	—
Repayment of short-term borrowings	—	(16,516)

Net cash used in financing activities	(248)	(16,656)

Net decrease in cash	(6,546)	(7,686)
Cash and cash equivalents at beginning of period	120,416	55,746

Cash and cash equivalents at end of period	$113,870	$48,060

Supplemental cash flow information
Cash paid for interest	$3,298	$116

Cash paid for income taxes	$22,500	$4,000

Accretion of preferred stock dividends	$1,103	$978

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

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

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

        During the first quarter of 2002, the Company entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purpose of securing the Company's obligations to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as Restricted cash on the face of the consolidated balance sheet.

Asset Securitization

        All of the Company's credit card receivables are securitized. When the Company sells originated receivables in securitizations, it retains certain undivided ownership interests, interest-only ("I/O") strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in Retained interests in credit card receivables securitized on the face of the consolidated balance sheet.

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value with changes in fair value included in determining income from retained interests. The change in the fair value is included as a component of the Company's income from retained interests in credit card receivables securitized with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 5, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company's balance sheet. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities ("QSPEs") in its securitizations.

        The retained interests for portfolios securitized by the Company are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The estimates used to determine the gains and losses and the related fair values of I/O strips and retained ownership interests are influenced by factors outside of the Company's control, and, as a result, such estimates could materially change from quarter to quarter.

        The retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with Emerging Issues

Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), expected cash flows in excess of the costs of the purchased retained interests are being amortized into income from retained interests in credit card receivables securitized using the effective interest method.

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

Retained Interests in Finance Charge Receivables

        Included within the Company's retained interests in credit card receivables securitized on its consolidated balance sheet at each period end is the estimated collectible portion of finance charges and fees billed to cardholders within the originated portfolio but not collected (the Company's "retained interests in finance charge receivables"). Prior to the second quarter of 2002, the Company estimated its retained interests in finance charge receivables using its estimates of total finance charges and fees billed but not collected. The new estimates better reflect the Company's expectations of the collectible portion of these finance charges and fees and are in response to evolving regulatory guidance within the industry.

Other Assets

        Other assets include receivables from various vendor relationships, as well as the Company's investments in acquired defaulted accounts beginning in 2003. Through a new subsidiary focused on the collection of defaulted accounts, the Company accounts for its investments in defaulted accounts using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans."

Treasury Stock

        During the third quarter of 2002, the Company's Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of its outstanding common stock. Under the repurchase plan, the Company may buy back shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying consolidated balance sheet. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $247,800.

Stock Options

        The Company has two stock-based employee compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the three months ended March 31, 2003 and March 31, 2002, respectively.

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended March 31,
	2003	2002
	(In thousands)
Net income, as reported	$33,180	$1,108
Stock-based employee compensation expense determined under fair value basis, net of tax	(219)	(342)

Pro forma net income	$32,961	$766

Earnings per share:
Basic—as reported	$0.67	$0.02

Basic—pro forma	$0.67	$0.02

Diluted—as reported	$0.67	$0.02

Diluted—pro forma	$0.67	$0.02

        The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including timing and number of awards. The following table summarizes the Black-Scholes value of the Company's outstanding stock options on a per share basis, as well as the key assumptions used in the Black-Scholes model.

	At March 31,
	2003	2002
Fair value per share	$3.86	$6.15
Dividend rate	0%	0%
Risk free rate	2.8%	4.2%
Expected volatility	77.5%	85.0%
Expected life of the options	5 years	5 years

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. (See Note 7, "Commitments and Contingencies.") In accordance with Interpretation No. 45, the Company applied the initial recognition and measurement provisions on a prospective basis for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. This statement did not have a material impact the financial statements.

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

3. Equity Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002.

        The following represents condensed results of operations of CSG as of and for the three months ended March 31, 2003:

As of March 31, 2003
(in thousands)
Retained interests in credit card receivables securitized	$12,073
Total assets	22,256
Total liabilities	1,626
Members' capital	20,630
For the three months ended March 31, 2003
(in thousands)
Income from retained interests in credit card receivables securitized	$29,854
Total other operating income	30,296
Net income	28,592

        In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate compensation for servicing.

4. Purchase of Assets

        In July 2002, the Company closed a transaction with Federated Department Stores, Inc. (NYSE: FD) in which the Company purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust are private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. In accordance with EITF 99-20, the Company accounts for the retained interests it purchased at the lower of amortized cost or fair market value. The expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interest using the effective interest method. These cash flow estimates are made using the Company's best estimates of the expected performance of the portfolio, including the timing of payments derived from such performance. As of the close of each financial reporting period, the Company evaluates the appropriateness of its estimates based on actual results to date and projected future results. As of March 31, 2003, the gross retained interests in the Fingerhut Trust were carried at $0.2 million.

5. Off Balance Sheet Arrangements

        The Company securitizes all of its credit card receivables originated on a daily basis under its primary third party financial institution relationship (the "originated portfolio") through Master Trusts. Credit card receivables are transferred to the Master Trusts, which issue notes representing undivided ownership interests in the assets of the Master Trusts. The Company also securitizes two purchased credit card receivables portfolios, which were acquired in 1998, through a securitization structure with a third party commercial paper conduit administered by a national banking institution. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust. (See Note 4, "Purchase of Assets.")

        In accordance with the above, all of the Company's credit card receivables (whether from the originated portfolio or the purchased portfolio) are held by securitization trusts or multi-seller commercial paper conduits administered by national banking institutions, and the exclusive interest of the Company in these receivables is in the form of retained interests. Generally accepted accounting principles require the Company to treat the transfers as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

        The table below summarizes all of the Company's securitization activity:

	For the three months ended March 31,
	2003	2002
	(In thousands)
Gross amount of receivables securitized at period end (total managed receivables)	$2,068,573	$1,809,070
Proceeds from collections reinvested in revolving period securitizations	251,738	306,420
Excess cash flows received on retained interests	134,826	52,368
Income from retained interests in credit card receivables securitized	36,307	5,702

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card receivables. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        All collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed to the Company as servicer for its servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable, and to the Company as the seller to fund new purchases. The cash flows distributed to investors to repay the portion of their outstanding notes that became due and payable in the three months ended March 31, 2003 and March 31, 2002 totaled $134.8 million and $52.4 million, respectively. Any collections from cardholders remaining each month after making the payments noted above are paid to the Company on its retained interests.

        The measurements of the Company's retained interests are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the receivable becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

        The retained interests associated with those credit card receivables that the Company has securitized are carried at estimated fair market value, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company's retained interests in its originated portfolio are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions.

        The Company's retained interests in credit card receivables securitized include the following:

	March 31, 2003	December 31, 2002
	(In thousands)
I/O strip	$87,780	$99,964
Servicing liability	(90,727)	(108,010)
Fair value of Seller's Interest	311,445	283,681

Retained interests in credit card receivables securitized	$308,498	$275,635

        The I/O strip reflects the fair value of the Company's rights to future income from the Company's originated portfolio and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The change in the servicing liability associated with the Fingerhut Trust acquired in July 2002 (a reduction of $13.5 million in the three months ended March 31, 2003) is included as a component of servicing income. The fair value of seller's interest includes those interests the Company retains in securitizations of its originated portfolio receivables, as well as the Company's purchased interests in securitizations.

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company's retained interests in receivables the Company has securitized are presented below:

	March 31, 2003	December 31, 2002	March 31, 2002
Payment rate (monthly)	6.8%	6.7%	7.1%
Expected credit loss rate (annualized)	18.4	18.0	16.7
Residual cashflows discount rate	22.5	22.5	34.9
Servicing liability discount rate	14.1	14.1	14.1

        During the fourth quarter of 2001, the Company sold approximately $36.3 million of its retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million in two transactions. As a result of these transactions, the Company increased its residual cash flow discount rate to 34.9% in 2001. During the second quarter of 2002, the Company hired an independent financial advisory firm to assist in the Company's evaluation of its estimate of the residual cash flow discount rate. The independent financial advisory firm advised that the appropriate residual cash flow discount rate was 22.5%. The Company adopted that recommendation and in the second quarter of 2002 revised the estimate for the residual cash flow discount rate to 22.5%.

        At March 31, 2003, the following illustrates the hypothetical effect an adverse 5 and 10 percent change in key economic assumptions has on the retained interests in credit card receivables securitized ($ in thousands):

Credit Card Receivables
Payment rate (monthly)	6.8%
Impact on fair value of 5% adverse change	$(1,183)
Impact on fair value of 10% adverse change	$(2,898)
Expected credit loss rate (annualized)	18.4%
Impact on fair value of 5% adverse change	$(7,891)
Impact on fair value of 10% adverse change	$(15,780)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,891)
Impact on fair value of 10% adverse change	$(5,737)
Servicing discount rate	14.1%
Impact on fair value of 5% adverse change	$(244)
Impact on fair value of 10% adverse change	$(209)

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

        The Company's managed receivables portfolio underlying its securitizations (including its 50% ownership in the CSG receivables) is comprised of retained interests in the credit card receivables securitized and the investors' shares of these securitized receivables. The investors' shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included in the Company's managed receivables portfolio underlying its securitizations.

	March 31, 2003	December 31, 2002
	(In thousands)
Total managed principal balance	$2,206,575	$2,492,890
Total managed finance charge balance	263,466	302,998
Total managed receivables	$2,470,041	$2,795,888
Receivables delinquent—60 or more days	$328,138	$388,651
Net charge offs for the three months ended	$133,666	$123,877

6. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2003	2002
	(In thousands, except per share data)
Numerator:
Net income	$34,288	$2,112
Preferred stock dividends	(1,108)	(1,004)

Income attributable to common shareholders	$33,180	$1,108

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	50,827	46,559
Effect of dilutive stock options	144	7

Denominator for diluted earnings per share—adjusted weighted-average shares	50,971	46,566

Basic earnings per share	$0.67	$0.02

Diluted earnings per share	$0.67	$0.02

        The Company's preferred shares, plus dividends that have been accreted, are convertible into approximately 4.95 million shares of common stock at $9.14 per share as of March 31, 2003 and are included in the weighted average shares outstanding as of March 31, 2003. These shares were not included in the computation of diluted EPS for the three months ended March 31, 2002 because including these shares would have been anti-dilutive.

7. Commitments and Contingencies

        In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $3.8 billion and $3.7 billion at March 31, 2003 and December 31, 2002, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

        The Company is an equity member of CSG. During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2003, CSG would be obligated to purchase up to approximately $97.3 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of March 31, 2003, CSG had not and was not required to purchase any additional notes under the note purchase agreement.

The Company's guarantee is limited to its ownership percentage in CSG (which at March 31, 2003 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of March 31, 2003, the maximum amount of the Company's guarantee was approximately $48.7 million. The Company currently does not have any liability recorded with respect to this guarantee, but will record one if events occur that make payment probable under the guarantee; the fair value of this guarantee is not material.

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash collateralized letter of credit and has pledged retained interests carried at approximately $66.2 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution were extended during the third quarter of 2002 and now expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $4.7 million as of March 31, 2003. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but will record one if events occur that make payment probable under the guarantees; the fair value of these guarantees is not material.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company securitizations vary. The Company has two, three-year securitizations that it completed in August 2000 and July 2001, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins within any particular securitization facility, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At such time, the Company's funding requirements for new credit card receivables will increase accordingly. The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case, below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. The aforementioned events would accelerate the need to utilize alternative funding sources. If the Company's securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and the Company is unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or additional equity), the Company would begin to close the credit card accounts that are open to new purchases and thus significantly reduce the Company's need for any additional cash.

        Under each of the securitization structures arranged by the Company, there has not been an early amortization period. However, the Fingerhut Trust Series 1998-2 issuance (in which the Company acquired retained interests during the third quarter of 2002) began an early amortization during March 2003. In line with the Company's expectations at the time of the Company's acquisition and projections upon which the Company based its purchase price for the Fingerhut Trust retained interests, the Fingerhut Trust Series 1998-2 issuance triggered an early amortization as a result of the principal balance of receivables in the trust falling below the minimum balance required by the series. The Company also anticipates that, due to an expected reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company's equity method investee, CSG), a principal balance trigger will occur, and hence early amortization will begin, during the second quarter of 2003. The occurrence of this event will cause CSG to cease its cash distributions to the Company. The Company expects, however, to continue to receive throughout the early amortization period adequate compensation for servicing the receivables underlying the CSG Trust. The Company also expects that the CSG Trust will continue to make payments to the Company in respect of interest on notes held by the Company.

        Finally, while the Company has never triggered an early amortization within any of the series underlying its originated portfolio securitizations and while the Company does not believe that it will, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its Master Trust as it focuses further on reducing the managed receivables balances within its originated portfolio within its Master Trust.

        As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed or if renewed there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company's need for additional liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC") and other factors discussed in that section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section.

General

        CompuCredit is a credit card company that originates and purchases receivables and markets products and services to its customers for which it earns commissions from the providers of such products and services, and to a limited extent certain fee payments directly from its customers. We market unsecured Visa and MasterCard credit cards through direct mail and telemarketing and, to a limited degree, television and the internet.

        Our revenues primarily consist of (1) securitization income, (2) income from our retained interests in credit card receivables securitized, (3) servicing income, (4) other credit card fees and other income, (5) interchange fees, (6) ancillary product revenue and (7) equity in the income of our equity method investee.

        Securitization income is gain or loss we recognize at the time of each sale of our credit card receivables. Income or loss from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables that have been securitized. See the "Off Balance Sheet Arrangements" and "Results of Operations" sections for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of securitized credit card receivables. Other credit card fees and other income includes annual fees, over-limit fees, cash advance fees, other fees assessed to our cardholders and recovery revenue. Interchange fees are the portions of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the commissions we earn from our sales on behalf of various providers of products and services of certain fee-based products and to a limited extent certain fees that we receive directly from customers associated with the sale of various fee-based products. These fee-based products include various memberships, insurance, subscription and other products. Equity in the income of our equity method investee is our portion of our equity method investment in CSG discussed below.

        Our primary operating costs include funding costs, credit losses and other operating expenses, such as employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

        We originate the receivables in our originated portfolio through the use of our target marketing system and direct mail, telemarketing, and to a limited extent, internet and television campaigns. We also add accounts by purchasing—either by ourselves or with entities formed through our partnership with others—both credit card receivables portfolios and retained interests in credit card receivables portfolios that have been previously securitized by others. With the exception of receivables purchased or originated through accounts added in portfolio acquisitions, the size of our receivables depend in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing, which we experienced in 2002 and so far in 2003 and expect to continue to experience throughout 2003 and until we see more favorable advance rates for our securitizations in the asset backed securities markets, our originated receivables portfolio may not grow and may decline. As a result, our originated receivables portfolio declined in the first quarter of 2003 and is expected to continue its decline throughout 2003. We continue to evaluate opportunities to purchase portfolios because we believe they may provide an attractive return on our investment and because we believe that we may be able to obtain liquidity to fund these activities under favorable terms.

        During the second quarter of 2002, we purchased a 50% interest in CSG, LLC ("CSG"). CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a certificated interest issued by a trust ("CSG Trust") that had acquired credit card receivables from Providian National Bank. Equity in the income of our equity method investee is 50% of CSG's income or loss, before income taxes. See the "Results of Operations" and "Equity Method Investment in CSG" sections for additional information on these revenues. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the CSG Trust.

        In July 2002, we acquired from Federated Department Stores, Inc. ("Federated") the retained interests in a trust (the "Fingerhut Trust") that then owned approximately $1.0 billion in face amount of receivables. The receivables included in the Fingerhut Trust are associated with private label revolving credit cards which were used to purchase items from the Fingerhut catalog. This portfolio has decreased and will continue to decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by the cardholders. We also hired approximately 830 employees from Federated to service the receivables in the Fingerhut Trust. We assumed a servicing liability in the Federated transaction because the contractual servicing fee we receive from the Fingerhut Trust is less than adequate compensation for servicing the receivables. Our servicing liabilities, as well as why we accept servicing revenues less than our anticipated servicing costs, are more fully described in our "Off Balance Sheet Arrangements" section below.

        In January 2003, we formed a company, Jefferson Capital Corporation, to take advantage of what we deemed to be an opportunity within the defaulted receivables recovery area. Based on our belief that many charged off credit card receivables currently are undervalued and given the excess servicing capacity we have as a result of declines in our originated and purchased portfolios of managed receivables, we believe that it is advantageous to develop limited recovery operations that may allow us to achieve returns on equity within this area greater than those that we currently can derive within our credit card receivables origination business. The results of these new recovery operations for the three months ended March 31, 2003 are reflected within other assets on our balance sheet and other credit card fees and other income on our statement of operations.

        Our income is largely dependent upon the size and the quality of the credit card receivables underlying our securitizations. Our principal growth in 2002 was associated with the acquisition of the retained interests from Federated and our investment in CSG. The receivables within the Fingerhut Trust, in particular, are expected to decline very rapidly. If we do not increase the growth of our portfolio either by originating more accounts or by acquiring additional portfolios, our income from retained interests in future quarters will likely decrease relative to that experienced in 2002 and during the first quarter of 2003.

        Depending on relative competitive, market and liquidity environments for portfolio acquisition versus origination, we may use either or both of these methods of account growth to varying degrees. We believe that the current competitive, market and liquidity environments favor growth through acquisition, rather than origination, for our entire underserved customer base, except for those consumers at the lower end of the FICO scoring system. As such, we plan to grow during the remainder of 2003 through acquisition, rather than origination, for all of those segments of our underserved market except for a segment of consumers at the lower end of the FICO scoring system to which we plan to offer a largely fee-based card product during the remainder of 2003.

Off Balance Sheet Arrangements

        We refer the reader to Items I and VII of our 2002 Annual Report on Form 10-K filed with the SEC for a detailed discussion of our securitization facilities and the mechanics of operation.

        Various references within this report are to the managed credit card receivables underlying our off-balance sheet securitization facilities. Performance metrics and data based on these managed receivables are key to any evaluation of the Company's performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying our off-balance sheet securitization facilities. Indeed, we allocate resources within our Company and manage our Company using financial data and results prepared on a so-called "managed basis." It is also important to analysts, investors and others that we provide selected metrics and data on a managed basis because it is through our reporting on this basis that they are able to compare our Company to others within the specialty finance industry. Moreover, our Company's management, analysts, investors and others believe it is critical that they understand the credit performance of our entire portfolio of managed credit card receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in the respective securitization facilities.

        Managed receivables data assumes that we have not sold the credit card receivables underlying our off-balance sheet securitization facilities and presents the net credit losses and delinquent balances on the receivables as if we had still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires recognition that all of our credit card receivables have been sold in securitization transactions; this reconciliation requires the removal of all of the managed receivables data from our books and records to yield zero credit card receivables and associated statistics under GAAP, coupled with the recording under GAAP of retained interests in various securitization structures as explained herein.

        The table below summarizes our securitization activity for the periods presented and does not include any of the receivables managed by or the securitization facility of CSG, our 50%-owned equity method investee:

	As of or for the three months ended March 31,
	2003	2002
	(In thousands)
Gross amount of receivables securitized at period end (1)	$2,068,573	$1,809,070
Proceeds from collections reinvested in revolving-period securitizations	251,738	306,420
Excess cash flows received on retained interests	134,826	52,368
Income from retained interests in credit card receivables securitized	36,307	5,702

(1)
Excludes CSG receivables of $802.9 million (or $401.5 million attributable to our 50% CSG ownership percentage) because such amounts are included in our equity investment and are therefore not reflected in the statement of operations or balance sheet items included herein.

        The gross amount of receivables securitized increased from March 31, 2002 to March 31, 2003 due to the addition of the managed receivables underlying the Fingerhut Trust, partially offset, however, by a decline in the managed receivables associated with our originated portfolio. Proceeds from collections reinvested in revolving-period securitizations decreased during that same time period due to reduced growth in our originated portfolio, coupled with the fact that there are a low level of purchases within the Fingerhut Trust managed receivables. Also during this time period, excess cash flows received on retained interests as well as income from retained interests in credit card receivables securitized increased due to the strong and improving performance of the managed receivables underlying our retained interests in the Fingerhut Trust. We have implemented a number of new management and collection initiatives.

        The trusts or the conduits in our securitization structures purchase receivables from us by raising proceeds from investors. The proceeds raised are included within the series of notes issued by the trusts or issued by the conduits. The proceeds from the investors are then remitted to us as part of the trusts' or conduits' purchase price of the receivables. See the "Securitization Facilities" section below for more detail. We try to structure our securitization funding sources by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes (assuming, of course, that prior to the maturity of any one series of notes that such series can be replaced with a series structurally subordinate to the series that is nearing maturity).

        The payment terms of each securitization structure are negotiated with investors. Some facilities enter into accumulation periods at pre-determined dates prior to their maturity. During an accumulation period, a portion of cash collected from the cardholders is required to be accumulated in an account for the benefit of the facility and is not available to us to fund new purchases.

        In our securitization structure associated with the portfolios we purchased in 1998, each month a portion of the cash collected from the cardholders is paid to the investors to decrease their remaining invested amount. The amount paid to the investors to decrease their invested amount totaled $7.9 million for the three months ended March 31, 2003, and $8.4 million for the three months ended March 31, 2002. Under the current terms of the securitization, the amount paid to the investors to reduce their invested amount equals 100% of the cash collected less servicing fees paid to CompuCredit and less interest charges on the invested amount. CompuCredit is responsible for financing any new purchases. For the three months ended March 31, 2003, CompuCredit was required to finance approximately $7 thousand in purchases. For the three months ended March 31, 2002, CompuCredit was not required to finance any purchases. As of March 31, 2003, the total due to the investors in the securitization structure associated with the portfolios that were purchased in 1998 was approximately $41.2 million and the retained interest was $14.9 million. As of December 31, 2002, the total due to the investors in the securitization structure was approximately $49.1 million, and the retained interest was $14.3 million.

        The excess cash from the securitization structure associated with the Fingerhut Trust retained interests we purchased in 2002 was $86.3 million for the three months ended March 31, 2003. As of March 31, 2003, the total due to the investors in the securitization structure associated with the purchased Fingerhut Trust retained interests was approximately $292.5 million, the gross retained interests were carried at $0.2 million and the servicing liability was carried at $53.4 million. The amortization of the servicing liability associated with this securitization structure was $13.5 million for the three months ended March 31, 2003.

        Once the investors in each of our securitization structures are repaid, all cash collected on any remaining receivables is payable to us. We detail the maturity dates and describe our facilities and amounts being used to repay investors in the "Securitization Facilities" section below.

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

        Our securitization documents require us, as servicer of the receivables, to covenant that we will (1) maintain an acceptable ratio of tangible net worth to total managed receivables and (2) not default in the payment of material indebtedness or reduce the periodic finance charges assessed on the receivables below agreed upon levels. We have also agreed to service the receivables in accordance with our servicing policies and procedures. In addition to the above, there are events described in our agreements that may trigger an early redemption, which would cause substantially all collections on the receivables to go to the investors to pay the principal on the notes. This would largely delay the payment of cash to us with respect to our seller's interests until the investors' notes were paid in full. These events include our failure as servicer to remit the collections that we receive from cardholders to the appropriate securitization accounts within the required time frames, our failure to provide reports regarding the activity in the accounts within required time frames or a breach of our representations and warranties. These events also include financial performance measures on the underlying receivables. As servicer of the accounts, we do not covenant or make any representation or warranty regarding the collectibility of the receivables in the accounts.

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

        As of March 31, 2003, we have not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables has not caused an early redemption event in any of our securitizations except that during the first quarter of 2003, and in line with our expectations at the time of our acquisition of and projections upon which we based our purchase price for the Fingerhut Trust retained interests, Fingerhut Trust Series 1998-2 triggered an early amortization as a result of the minimum principal balance of receivables in the trust falling below the minimum balance required by the series.

Selected Credit Card Data

        Our securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

        The information in the following table is presented to reflect the credit card receivables that we have securitized, the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002) and 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG)—together, our managed receivables as discussed above. We have included 50% of the managed receivables underlying the CSG Trust because we have a 50% interest in CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income are dependent upon 50% of the managed receivables. In addition to owning our 50% interest in CSG, we are the servicer for 100% of the receivables in the CSG Trust, and we receive a servicing fee from the CSG Trust which we believe to be adequate compensation for the servicing we perform.

	As of or for the three months ended
	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(In thousands; percentages annualized)
Period-end managed receivables	$2,470,041	$2,795,888	$3,028,500	$2,260,442	$1,809,070	$1,891,842	$1,804,631	$1,671,762
Period-end managed accounts	3,169	3,562	4,070	2,285	2,057	2,185	2,163	2,300
Average managed receivables	$2,636,728	$2,912,482	$3,090,254	$1,945,024	$1,860,209	$1,838,873	$1,745,136	$1,623,730
Net interest margin	15.5%	17.1%	21.4%	13.1%	16.9%	19.0%	21.5%	22.0%
Other credit card income ratio	9.1%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%	8.8%
Operating ratio	8.4%	8.3%	8.0%	7.6%	9.0%	9.8%	8.8%	8.4%

        The numerator of the net interest margin calculation includes all accrued finance charge and late fee income billed on all outstanding receivables, less interest expense as well as accrued finance charge and fee charge offs. The numerator of our other credit card income ratio includes other credit card fees billed, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income, ancillary product income, and recoveries of acquired defaulted receivables. Our operating ratio numerator includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, other than marketing and solicitation and ancillary product expenses. Each of the aforementioned ratios is expressed as a percentage of average managed receivables.

        Our net interest margins are influenced by a number of factors, including the level of accrued finance charges and late fees billed, the weighted average cost of funds, amortization of the accretable yield component of our acquisition discounts for portfolio purchases and the level of our accrued finance charge and fee charge offs. Our net interest margin for the three months ended March 31, 2003 was 15.5%, as compared to 17.1% for the three months ended December 31, 2002. Certain accounts in late delinquency status and those at or near charge-off at the time of acquisition (e.g., at the time of acquisition of our retained interests in the Fingerhut Trust and CSG's acquisition of its retained interests in the CSG Trust) are excluded from our selected credit card data. For the first six to nine months or so following a portfolio acquisition date, the exclusion of these accounts will yield diminished charge offs of accrued finance charges and fees. As we saw beginning with the fourth quarter of 2002, the level of accrued finance charge and fee charge-offs normalize with the seasoning of the acquired portfolios. That is the non-excluded accounts that we have acquired age into later delinquency buckets and charge off. This explains the reduction of our net interest margin beginning with the fourth quarter of 2002 and continuing on into the first quarter of 2003. We expect this phenomenon to stabilize late in the second quarter of 2003.

        Each quarter, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer's credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

        Our other credit card income ratio and our operating ratio both increased in the three months ended March 31, 2003, principally given the income of and expenses associated with our new recovery operations. While there is income and expense associated with these new recovery operations during the three months ended March 31, 2003, there is not (and in the future will not be) a commensurate level of average managed receivables in the denominator of the respective ratio computations. While our average managed receivables balances generally reflect the face amount of the receivables that we manage, we believe it would be inappropriate to include, and thus we have chosen not to include, the face amount of our acquired charged off credit card receivables paper within our average managed receivables balances.

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

        See Item VII of our Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of trends through December 31, 2002. The discussion herein will focus on the change in this information as of and for the three months ended March 31, 2003.

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

        We are using our account management strategies on our portfolio, which are intended to reduce the expected increase in delinquency rates as our managed portfolio continues to mature. Examples of management strategies include conservative credit line management, purging of inactive accounts and collection strategies (see "Collections Strategies" below) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

        The following table presents the delinquency trends of our credit card receivables on a managed receivables portfolio basis:

	As of
	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Receivables delinquent:
30 to 59 days past due	$99,723	$155,615	$155,897	$104,337	$68,423	$86,501	$70,280	$69,602
60 to 89 days past due	80,234	105,966	120,868	67,154	57,227	62,975	55,967	55,084
90 or more days past due	247,903	282,685	252,800	136,501	163,715	147,407	141,467	121,494

Total 30 or more days past due	$427,860	$544,266	$529,565	$307,992	$289,365	$296,883	$267,714	$246,180

Total 60 or more days past due	$328,137	$388,651	$373,668	$203,655	$220,942	$210,382	$197,434	$176,578

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	3.9%	5.6%	5.1%	4.6%	3.8%	4.6%	3.9%	4.2%
60 to 89 days past due	3.3	3.8	4.0	3.0	3.2	3.3	3.1	3.3
90 or more days past due	10.0	10.1	8.3	6.0	9.0	7.8	7.8	7.3

Total 30 or more days past due	17.2%	19.5%	17.4%	13.6%	16.0%	15.7%	14.8%	14.8%

Total 60 or more days past due	13.3%	13.9%	12.3%	9.0%	12.2%	11.1%	10.9%	10.6%

        Our 60 or more days past due delinquency rates have decreased due to the results of new management and improved collection strategies including our ability to implement such techniques in a timely manner, in particular, as it relates to the receivables of the Fingerhut Trust. Additionally, the first quarter of each year tends to reflect a seasonally higher payment period relative to other quarters of the year.

        The following table separately reports our receivables delinquency trends for our originated portfolio:

	As of
	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Originated Portfolio
Receivables delinquent:
30 to 59 days past due	$56,066	$75,193	$71,630	$75,024	$63,423	$79,820	$64,938	$62,910
60 to 89 days past due	46,803	56,415	57,930	53,101	54,273	59,613	52,633	50,050
90 or more days past due	135,259	146,799	147,070	130,996	157,866	141,168	133,599	111,598

Total 30 or more days past due	$238,128	$278,407	$276,630	$259,121	$275,562	$280,601	$251,170	$224,558

Total 60 or more days past due	$182,062	$203,214	$205,000	$184,097	$212,139	$200,781	$186,232	$161,648

Receivables Delinquent as % of period-end receivables:
30 to 59 days past due	3.8%	4.7%	4.4%	4.6%	3.7%	4.5%	3.9%	4.1%
60 to 89 days past due	3.1	3.5	3.5	3.2	3.2	3.4	3.1	3.3
90 or more days past due	9.0	9.2	9.0	8.0	9.3	7.9	7.9	7.3

Total 30 or more days past due	15.9%	17.4%	16.9%	15.8%	16.2%	15.8%	14.9%	14.7%

Total 60 or more days past due	12.1%	12.7%	12.5%	11.2%	12.5%	11.3%	11.0%	10.6%

        Our delinquency rates have decreased in general due the results of new collections initiatives as well as the seasonality factor discussed previously.

        The following table separately reports our receivables delinquency trends for our purchased portfolio:

	As of
	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Purchased Portfolio
Receivables delinquent:
30 to 59 days past due	$28,563	$44,819	$59,770	$4,937	$5,000	$6,681	$5,342	$6,692
60 to 89 days past due	20,498	32,952	44,612	2,900	2,954	3,362	3,334	5,034
90 or more days past due	63,027	92,180	67,516	5,253	5,849	6,239	7,868	9,896

Total 30 or more days past due	$112,088	$169,951	$171,898	$13,090	$13,803	$16,282	$16,544	$21,622

Total 60 or more days past due	$83,525	$125,132	$112,128	$8,153	$8,803	$9,601	$11,202	$14,930

Receivables Delinquent as % of period-end receivables:
30 to 59 days past due	5.0%	6.1%	6.8%	5.7%	4.8%	5.9%	4.4%	5.0%
60 to 89 days past due	3.6	4.5	5.1	3.4	2.9	3.0	2.7	3.8
90 or more days past due	11.0	12.6	7.7	6.1	5.7	5.5	6.4	7.4

Total 30 or more days past due	19.6%	23.2%	19.6%	15.2%	13.4%	14.4%	13.5%	16.2%

Total 60 or more days past due	14.6%	17.1%	12.8%	9.5%	8.6%	8.5%	9.1%	11.2%

        Our delinquency rates have decreased in general due the results of our new collections initiatives as well as the seasonality factor discussed previously. In particular, as related to the receivables underlying the Fingerhut Trust, we are seeing much stronger performance than originally anticipated or projected based on the impact that several new management team members and their added collections initiatives are having on the Fingerhut collections operations.

        The following table presents our receivables delinquency trends for 50% of the receivables underlying the CSG Trust:

	As of
	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$15,094	$35,603	$24,497	$24,376
60 to 89 days past due	12,934	16,598	18,326	11,153
90 or more days past due	49,617	43,706	38,214	252

Total 30 or more days past due	$77,645	$95,907	$81,037	$35,781

Total 60 or more days past due	$62,551	$60,304	$56,540	$11,405

Receivables Delinquent as % of period-end receivables:
30 to 59 days past due	3.8%	7.7%	4.7%	4.5%
60 to 89 days past due	3.2	3.6	3.5	2.1
90 or more days past due	12.4	9.5	7.4	0.0

Total 30 or more days past due	19.4%	20.8%	15.6%	6.6%

Total 60 or more days past due	15.6%	13.1%	10.9%	2.1%

        Delinquency rates within the receivables underlying the CSG Trust demonstrate (1) one particular bucket with a greater than typical level of delinquent accounts that is now 90 or more days past due, much of which is expected to ultimately be charged off, and (2) the positive effects of our new collection initiatives, as well as the seasonality patterns discussed above, as reflected in our significantly lower earlier stage delinquencies. We expect CSG Trust receivables 60 or more days past due delinquency rates to stabilize relative to the March 31, 2003 rates and potentially to even decline as we further see the results of new collections initiatives.

        Charge offs.    In the tables that follow, the gross yield ratio represents billed finance charges and late fees as a percentage of average managed receivables. The other credit card income ratio represents the aggregate of other fees and income earned on credit cards (such as annual membership fees, over-limit fees, cash advance fees, interchange fees, ancillary products revenues, and recoveries of acquired defaulted receivables) as a percentage of average managed receivables. Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee, and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs include only the principal amount of these losses, net of recoveries; they exclude accrued finance charges and fee charge offs, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off receivables when they become contractually 180 days past due. However, bankrupt accounts and the accounts of deceased customers without a surviving, contractually liable individual or an estate large enough to pay the debt in full are charged off within 30 days of notification of the customer's bankruptcy or death and subsequent confirmation, if applicable.

        For purposes of reporting adjusted charge offs and the adjusted charge off ratios on the managed receivables below, a discount related to credit quality is utilized to offset a portion of actual net charge offs. Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices relates to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the expected future principal cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross yield ratio	33.5%	34.0%	32.4%	29.9%	32.3%	32.8%	33.9%	33.9%
Other credit card income ratio	9.1%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%	8.8%
Combined gross charge offs	$240,336	$248,919	$182,964	$143,840	$129,251	$122,753	$103,933	$92,312
Net charge offs	$133,667	$123,877	$71,621	$72,979	$68,407	$70,207	$63,759	$59,807
Adjusted charge offs	$67,180	$67,193	$64,080	$72,979	$68,407	$70,207	$63,759	$59,434
Combined gross charge off ratio	36.5%	34.2%	23.7%	29.6%	27.8%	26.7%	23.8%	22.7%
Net charge off ratio	20.3%	17.0%	9.3%	15.0%	14.7%	15.3%	14.6%	14.7%
Adjusted charge off ratio	10.2%	9.2%	8.3%	15.0%	14.7%	15.3%	14.6%	14.6%

        Gross yield decreased in the three months ended March 31, 2003 due to the declining nature of our portfolios. That is, as the amount of our managed receivables have decreased, so have our financed charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate.

        Our other credit card income ratio increased in the first quarter of 2003 principally due to increased recoveries associated with the performance of our new unit focused on the purchase and collection of defaulted accounts. (See also the discussion above concerning the denominator effect within the other credit card income ratio computation given that acquired charged off credit card receivables are not included within the denominator of the ratio computation.) While the results of our new unit focused on the collection of defaulted receivables are included in the other credit card income ratio within the above table, they are excluded from the remaining tables within this section because such results are not tied to any particular portfolio of managed receivables.

        Analysis of the above charge off data for the three months ended March 31, 2003 shows (1) decreasing combined gross charge offs, which have decreased at a slower rate than the reduction in our average managed receivables; (2) increasing net charge offs; (3) and an increase in all of the combined gross charge off, net charge off and adjusted charge off ratios. Most of these trends were expected by management and are caused by the exclusion of any acquired accounts that were at a late stage of delinquency and at or near charge off by the seller on the dates of our 2002 portfolio acquisitions. This effect of our portfolio acquisitions began to normalize within our charge off data in the fourth quarter of 2002 and continued in 2003; this occurs as some portion of the non-excluded acquired receivables season into later stage delinquency status and ultimately are charged off during the first six to nine months or so following an acquisition. This phenomenon accounts for most of the adverse trends experienced during the three months ended March 31, 2003, but does not account for the entire level of adversity in the trends (i.e., as evidenced by the increase in our adjusted charge off ratio during the first quarter of 2003). Reductions in our combined gross charge offs and our efforts to keep adjusted charge offs in line with prior quarter results were offset by the effects of average managed receivables decreases within the denominator of the respective ratio calculations.

        The following table presents the charge off data for our originated portfolio:

	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross yield ratio	32.4%	32.6%	32.6%	30.4%	32.9%	33.5%	34.7%	34.6%
Other credit card income ratio	6.3%	7.6%	7.6%	7.6%	7.7%	9.0%	9.6%	9.1%
Combined gross charge offs	$131,411	$138,362	$125,700	$140,031	$125,755	$118,876	$99,220	$86,686
Net charge offs	$65,068	$65,336	$62,409	$70,347	$66,364	$68,455	$60,653	$55,755
Combined gross charge off ratio	33.8%	34.4%	30.6%	33.5%	28.7%	27.6%	24.5%	23.4%
Net charge off ratio	16.8%	16.2%	15.2%	16.8%	15.2%	15.9%	15.0%	15.0%

        The decline in the other credit card income ratio is due to our growth slowdown during this period, which has resulted in a declining number of new cardholders, which yield higher ancillary product revenues than our mature cardholder relationships. Our combined gross charge off ratio has declined due to seasonality (i.e., the first quarter is generally a period of higher payments). Additionally, this is the result of the impact of the new collection strategies that we have implemented as discussed previously. The net charge off ratio was adversely impacted by the decline in the average managed receivables balances within the denominator of the ratio calculation while the absolute dollar amount of net charge offs was fairly constant.

        The following table presents the charge off data for our purchased portfolio:

	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross yield ratio	38.5%	40.4%	34.2%	25.0%	22.0%	23.3%	23.6%	26.2%
Other credit card income ratio	0.3%	0.2%	0.2%	2.7%	2.7%	1.9%	3.4%	2.7%
Combined gross charge offs	$69,167	$71,729	$22,597	$3,398	$3,496	$3,877	$4,713	$5,626
Net charge offs	$42,457	$34,245	$4,960	$2,222	$2,043	$1,752	$3,106	$4,052
Adjusted charge offs	$2,112	$1,857	$1,671	$2,222	$2,043	$1,752	$3,106	$3,679
Combined gross charge off ratio	42.5%	35.4%	9.9%	14.5%	12.9%	13.2%	14.8%	16.1%
Net charge off ratio	26.1%	16.9%	2.2%	9.5%	7.5%	6.0%	9.8%	11.6%
Adjusted charge off ratio	1.3%	0.9%	0.7%	9.5%	7.5%	6.0%	9.8%	10.5%

        Gross yield decreased in the three months ended March 31, 2003 due to the declining nature of our portfolios. That is, as the amount of our managed receivables have decreased, so have our finance charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate.

        The general negative trend in our charge off data for the purchased portfolio reflects the fact that we did not record within our managed receivables data any acquired receivables that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisition of the Fingerhut portfolio of managed receivables. This effect of our portfolio acquisitions began to normalize within our charge off data in the fourth quarter of 2002 and continued into the first quarter of 2003; this occurs as some portion of the non-excluded acquired receivables season into later stage delinquency status and ultimately are charged off during the first six to nine months or so following an acquisition.

        The following table presents the charge off data for 50% of the receivables underlying the CSG Trust:

	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
Gross yield ratio	29.8%	28.0%	28.8%	27.3%
Other credit card income ratio	6.6%	5.1%	4.9%	3.7%
Combined gross charge offs	$39,758	$38,827	$34,667	$410
Net charge offs	$26,142	$24,296	$4,252	$410
Adjusted net charge offs	$—	$—	$—	$410
Combined gross charge off ratio	36.8%	31.6%	26.2%	0.9%
Net charge off ratio	24.2%	19.8%	3.2%	0.9%
Adjusted charge off ratio	—%	—%	—%	0.9%

        Gross yield increased due to the fact that finance charges, while declining, are not declining as rapidly as the overall level of CSG Trust managed receivables. This has resulted because as more accounts have paid off or charged off we have experienced a mix with a higher average finance charge rate because of certain rate increases introduced late in the fourth quarter of 2002.

        The other credit card income ratio increased due to the fact that membership and miscellaneous fees actually increased while the overall level of CSG Trust managed receivables declined—again due to the relative change in the mix in accounts towards those that tend to buy memberships or incur additional fees.

        The slight negative trend in our charge offs for the CSG Trust managed receivables reflects the fact that we did not record within our managed receivables data any acquired receivables that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisition of the CSG Trust portfolio of managed receivables. This effect of our portfolio acquisitions began to normalize within our charge off data in the fourth quarter of 2002 and continued into the first quarter of 2003; this occurs as some portion of the non-excluded acquired receivables season into later stage delinquency status and ultimately are charged off during the first six to nine months or so following an acquisition. The slight negative trends in the absolute charge off levels were magnified within the respective charge off ratio computations for the three months ended March 31, 2003 by the effects of significant average managed receivables decreases within the denominator of the respective ratio calculations.

        Credit Losses.    For securitized receivables, anticipated credit losses, as well as actual charge offs, are reflected in the calculation of income from retained interests in credit card receivables securitized. In evaluating credit losses for purposes of our GAAP computations, we take into consideration several factors, including (1) historical charge off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay and (4) the risk characteristics of the portfolios. All of our credit card receivables have been securitized. Because we have securitized our receivables, we have removed them from our balance sheets within our GAAP financial statements.

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

        We consider management's experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder's APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer's payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer's minimum payment once a certain number of minimum payments are received. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service ("CCCS") program by waiving a certain percent of a customer's debt that is considered our "fair share" under the CCCS program.

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

Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

        Net income for the three months ended March 31, 2003 was $34.3 million, an increase of $32.2 million from net income of $2.1 million for the three months ended March 31, 2002. Net income attributable to common shareholders for the three months ended March 31, 2003, was $33.2 million, or $0.67 per diluted share, compared to net income attributable to common shareholders of $1.1 million, or $0.02 per diluted share for the three months ended March 31, 2002. The increase in our net income was principally due to the earnings of our equity method-investee, the positive performance of our acquired retained interests in the Fingerhut Trust, and the servicing fees that we earn associated with the managed receivables of the CSG Trust. These positive effects were partially offset, however, by the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio at March 31, 2003 and the decline in the managed receivables underlying and the corresponding reduction in billings within our originated portfolio.

        We have decreased our marketing because we believe that, while we have access to liquidity for our origination activities, the advance rates and other terms underlying this available liquidity do not allow us to earn our, and our shareholders', desired returns on equity. We have chosen to focus our 2003 growth efforts on portfolio acquisition, rather than marketing and origination activities for our traditional underserved market. We do anticipate some marketing efforts and originations, however, during 2003, pursuant to our efforts to move down to the lower end of the FICO scoring system with more of a fee-based card product in 2003.

Net Interest (Expense) Income

        Net interest (expense) income consists of interest income earned on cash and cash equivalents less interest expense. Net interest expense was $2.1 million for the three months ended March 31, 2003, compared to net interest income of $0.3 million for the three months ended March 31, 2002. The decrease in net interest income of $2.4 million during 2003 is due primarily to interest expense associated with the debt used to purchase our ownership interest in CSG in the second quarter of 2002. While this loan was paid off during 2002, the lender is entitled to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense. As such, we anticipate interest expense decreasing over the remainder of 2003, commensurate with our expected reduction in receipts of excess cash flows from CSG throughout the remainder of 2003.

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

        We had income from retained interests in credit card receivables securitized during 2003 of $36.3 million, compared to 2002 income from retained interests of $5.7 million. This change resulted principally from the strong performance of our retained interests in the Fingerhut Trust (acquired in July 2002), partially offset, however, by the anticipated reduction in the profitability of the retained interests in our originated portfolio. Profitability reductions associated with the retained interests in our originated portfolio have resulted from our ceasing of marketing efforts with respect to the portfolio, which has stopped growth through the addition of new accounts to the portfolio and caused a greater percentage of our originated portfolio managed receivables to age into two and three-plus year vintages for which higher charge-offs are the norm. Further, the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio at March 31, 2003 has also reduced profitability.

        Management estimates the fair value of the retained interests at the end of each period. Fair value is estimated as the amount the retained interests could be bought for, or sold for, in a current transaction between willing parties, specifically, other than in a forced liquidation. We believe that quoted market prices in active markets are the best evidence of fair value. Because quoted market prices are not available for our retained interests, the estimated fair value is based on the best information available under the circumstances. As such, we utilize a discounted cash flow approach, under which our estimated future cash flows are discounted at the estimated rate of return that we believe an investor in our retained interests would expect to be associated with such an investment (the "residual cash flows discount rate"). Our computations of fair value are, therefore, based on the estimated present value of future cash flows using our best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used to value the interest-only strip and servicing liability for the receivables that we have securitized as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interests as well as the realization of expected future cash flows:

	As of
	2003	2002
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Percentages annualized)
Assumptions
Payment rate (monthly)	6.8%	6.7%	6.7%	7.1%	7.1%
Expected credit loss rate (annualized)	18.4%	18.0%	16.7%	16.6%	16.7%
Residual cash flows discount rate	22.5%	22.5%	22.5%	22.5%	34.9%
Servicing liability discount rate	14.1%	14.1%	14.1%	14.1%	14.1%

        Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The payment rate decreased during 2002, primarily due to the seasoning of the originated portfolio and the effects of the generally poor economic climate on our cardholders. Expected credit loss rates have increased due to the generally poor economic climate, increases in our delinquencies and our expected overall credit quality decline within our portfolios given the trending higher weighted-average age of the portfolios. We compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate. Our servicing liability discount rate is based on management's estimate of the required returns for companies who service similar assets.

        The residual cash flow discount rate is dependant on the asset backed securities market and the various companies that make up this market (e.g., Providian, Capital One, Metris, and CompuCredit). The asset backed securities market is influenced by the results of the issuers who participate in the market, as well as (a) the reaction of rating agencies to the results of issuers, (b) general economic conditions and (c) the investment appetite of investors, which include banks, commercial paper conduits administered by banks, money market funds, pension funds, hedge funds and insurance companies. Also, as demonstrated to us in December 2001, they also are impacted by our own perceived liquidity and negotiating positions. However, absent exigent circumstances, the asset backed securities market tends to react to the overall performance of the group as opposed to the individual companies comprising the group (i.e., the advance rates, pricing and terms available are responsive to the peer group that includes us, as opposed to just us).

        Our residual cash flows discount rate was volatile during the latter part of 2001 and the first half of 2002. That volatility was unprecedented and unforeseen, both by us and other market participants, but reflected the prevailing market conditions in the asset backed securities market as well as our own liquidity. During the fourth quarter of 2001, we completed transactions at very unfavorable pricing, which yielded a 35% return to the buyers. This pricing reflected the deterioration of the asset backed securities markets and our near-term liquidity needs in December 2001. The December transaction was the most readily available information upon which to base the Company's fourth quarter 2001 discount rate estimate—at this point we increased our discount rate to 34.9%. During the first quarter of 2002, due to the continued general weakness of the economy and the continued stress and liquidity challenges that we saw in the asset backed securities markets, we did not believe that there was sufficient evidence to warrant a reduction in our discount rate. In the second quarter of 2002, however, our liquidity position improved with the purchase (through our 50%-owned equity method investee, CSG) of the retained interests from Providian. Additionally, we finalized the terms of a new securitization structure with more favorable advance rates, pricing and other terms. As a result, we concluded, after consultation with and corroboration by an independent third-party valuation firm, that a reduction in our discount rate was warranted. The valuation techniques utilized by the third-party valuation firm included analyzing our recent transactions and our competitors (both direct and indirect) discount rates and cost of equity, with equal weighting given to each. Since June of 2002, we have not seen any evidence indicating that any further adjustment in our discount rate is necessary; thus, our residual cash flows discount rate has remained at 22.5% at the end of all financial reporting periods since the second quarter of 2002.

        The various assumptions in the above table relate only to receivables that we have securitized and do not apply to retained interests that we have purchased. The Fingerhut Trust retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method; during the three months ended March 31, 2003, $65.4 million of such excess cash flows were amortized into income under EITF 99-20. Because the Fingerhut Trust triggered an early amortization event in March of 2003 (as discussed further in the Liquidity, Funding, and Capital Resources section), the Company anticipates no further significant income under EITF 99-20 associated with the Fingerhut Trust throughout the remainder of 2003.

        Our retained interests in credit card receivables securitized include the following:

	Mar. 31, 2003	Dec. 31, 2002
	(In thousands)
I/O strip	$87,780	$99,964
Servicing liability	(90,727)	(108,010)
Fair value of Seller's Interest	311,445	283,681

Retained interests in credit card receivables securitized	$308,498	$275,635

        The I/O strip reflects the estimated fair value of our rights to future income from the portfolios and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the estimated fair value of the costs to service receivables above and beyond the servicing income we expect to receive from the securitizations. The change in the servicing liability associated with the Fingerhut Trust (a reduction of $13.5 million in the three months ended March 31, 2003) is included in servicing income. The fair value of retained interests includes all of the retained interests we own in the securitizations. Our I/O strip has decreased from December 31, 2002, primarily due to the fact that we did not add any significant new accounts or receivables during the three months ended March 31, 2003, combined with the continued reduction in the balance of receivables underlying our retained interests in the Fingerhut Trust. The reduction in our servicing liability since December 31, 2002, was expected as the period to which the Fingerhut Trust servicing liability relates has elapsed by another three months—when we purchased the Fingerhut Trust retained interests from Federated in July 2002, we also assumed a servicing liability associated with the retained interests, and that liability is being amortized over the expected servicing period for the receivables underlying retained interests. The fair value of retained interest increased from December 31, 2002, principally due to an increase in credit enhancement requirements associated with one of our originated portfolio securitization facilities.

Equity Method Investment in CSG

        Under the equity method of accounting for our CSG investment, we recorded approximately $14.3 million of pretax income during the three months ended March 31, 2003. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired in the second quarter of 2002 from the CSG Trust. During the three months ended March 31, 2003, we received approximately $19.6 million in cash distributions from CSG.

Other Operating Income

        Other operating income, excluding securitization income, income from retained interests in credit card receivables securitized, and our equity in income of equity method investee, consists of the following for the periods indicated:

	Three months ended Mar. 31,
	2003	2002
	(In thousands)
Gross servicing income	$27,666	$1,285
Other credit card fees and other income	33,774	33,280

Total other operating income	$61,440	$34,565

        The increase in other operating income to $61.4 million for the three months ended March 31, 2003, from $34.6 million for the three months ended March 31, 2002, principally relates to the increase in servicing revenue associated with the purchase of the retained interests in the Fingerhut Trust and the investment in CSG, as we service 100% of both of these portfolios. The increase in servicing revenue was offset by a decrease in our ancillary product revenue. This revenue category is very sensitive to our new account growth since historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. During 2003, we originated less accounts than in prior years, and this resulted in the decrease in ancillary product revenue. Other credit card fee income increased for the three months ended March 31, 2003, compared to March 31, 2002, due primarily to the performance of our new unit focused on the purchase and collection of defaulted receivables. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us based on the purchase volume on our credit card receivables. Interchange fees decreased for the three months ended March 31, 2003, compared to March 31, 2002, primarily due to a decrease in purchase volume of our cardholders. This was in spite of an overall increase in receivables as the Federated accounts are private label and therefore do not contribute to any additional volume related to our interchange agreements.

Other Operating Expense

        Other operating expense consists of the following for the periods indicated:

	Three months ended Mar. 31,
	2003	2002
	(In thousands)
Salaries and benefits	$4,341	$3,596
Credit card servicing	38,047	20,070
Marketing and solicitation	1,587	2,624
Depreciation	3,865	3,570
Other	8,539	7,462

Total other operating expense	$56,379	$37,322

        Other operating expense for the three months ended March 31, 2003, increased to $56.4 million, from $37.3 million for the three months ended March 31, 2002. This increase is due primarily to servicing expenses associated with servicing 100% of the receivables in the CSG Trust and the Fingerhut Trust. Credit card servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Our credit card servicing costs also include outsourced collections and customer service expenses. Based on the growth of the receivables we service, we have increased our infrastructure, customer service and collection personnel. Salaries and benefits include the salaries and benefits associated with non-collections and non-customer service personnel; we have experienced moderate increases for this category of expense as well given the growth in level of receivables that we manage. Depreciation expense increased due to growth in our infrastructure to support our increase in managed receivables.

        In 2003, marketing and solicitation costs decreased due to reduced budgeted levels of direct mail, telemarketing, internet and television campaigns; our 2003 marketing and solicitation activities are being limited strictly to our new fee-based card offering to consumers at the lower end of the FICO scoring system as discussed above. Ancillary product expense decreased due to a decrease in ancillary product marketing which resulted in a decrease in ancillary products sold. Data processing increased due to planned spending increases in 2003 versus 2002.

        Other expense includes professional fees, net occupancy costs, ancillary product expense, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. Our expenses within the other expense category generally have increased incrementally as we have added infrastructure to support the growth in managed receivables. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.05% of our average managed receivables in any given year.

Income Taxes

        Income taxes were $19.3 million for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2002. Our effective tax rate was 36.0% for 2003 and 35.0% for 2002. The increase was due to certain of our operations now being subject to various state income taxes.

Liquidity, Funding and Capital Resources

        A primary financial goal of the Company is to maintain an adequate level of liquidity through active management of assets and liabilities. At March 31, 2003, we had approximately $113.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During the first quarter of 2003, we generated approximately $31.4 million in cash flow from operations, compared to generating approximately $2.6 million in cash flow from operations during the first quarter of 2002. The $28.8 million increase is due primarily to the increase in our managed receivables and the collections thereon, principally those managed receivables underlying the Fingerhut Trust, partially offset, however, by higher first quarter 2003 payments on our current federal income tax liability.

  •
  During the first quarter of 2003, we utilized approximately $37.7 million in cash flow in investing, compared to approximately $6.4 million in cash flow provided by investing activities during the first quarter of 2002. The $44.1 million increase is due primarily to our having to fund a principal funding account associated with one of our Master Trust facilities, as well as our investment through our new recovery unit in charged off credit card receivables paper.

  •
  During the first quarter of 2003, we utilized approximately $0.3 million in cash flow from financing, compared to utilizing approximately $16.7 million in cash flow from financing during the first quarter of 2002. The $16.4 million decrease is due primarily to short-term borrowing payments that occurred in 2002 that did not occur in 2003.

        Our most significant uses of cash are operating expenses, the purchase of the credit card receivables that arise in the accounts that are issued through our relationship with CB&T and marketing expenses. We raise cash by selling the credit card receivables into our securitization programs as discussed previously. When we sell the receivables, we receive cash and a retained interest. Because the amount of cash that we receive is less than the face amount of the receivables, this retained interest is a use of cash for us. The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts. This cash is allocated by the securitization agreements to pay us for servicing the receivables, to pay interest on the investors' notes and to repay any principal portion of the investors' notes that are due. Any excess cash after the above allocations is remitted to us as owner of the retained interests.

        As of March 31, 2003, we had net servicing liabilities of $53.4 million and $37.3 million on our Fingerhut and originated portfolios, respectively. In March 2003, and as expected, the Fingerhut Trust triggered an early amortization as discussed below. As a result of this, unless this securitization facility is refinanced with more favorable terms to us, we will experience significantly diminished cash flows from the Fingerhut Trust until all investors are repaid (currently estimated to be the third quarter of 2004). Nevertheless, we expect that these substantially diminished cash flows will be sufficient throughout the early amortization period to fully fund our excess servicing obligation associated with the Fingerhut managed receivables. That is, the combination of the servicing fee that we will receive from the Fingerhut Trust during the early amortization period and the excess cash flows that we will receive from the finance charge collections from the Fingerhut Trust are expected to be sufficient to fully fund the servicing expenses of this portfolio until the investors in the trust are repaid.

        Like the Fingerhut Trust, we also anticipate that the CSG Trust will hit an early amortization trigger and that CSG will stop receiving cash from the CSG Trust beginning in the second quarter of 2003. The CSG Trust secrutization facility is unique in that it was structured by the seller of the retained interests as a liquidating trust—essentially providing for limited purchasing volume and liquidating account balances over the term of the facility. Moreover, triggers were specifically designed to cause early amortization and repayment to the investors based on the rate of liquidation of the receivables within the CSG Trust. In evaluating its purchase of the CSG Trust retained interests and in establishing its purchase price for those retained interests, CSG fully anticipated a first quarter to second quarter of 2003 early amortization event. Once the CSG Trust hits this early amortization trigger, CSG is not expected to resume receipts of cash from the CSG Trust until the middle of 2006. This event will cause CSG, as our equity method investee, to cease making cash distributions to us. We expect, however, to continue to receive throughout the early amortization period adequate compensation for servicing the receivables underlying the CSG Trust. We also expect that the CSG Trust will continue to make payments to the Company in respect of interest on notes held by the Company.

        Finally, while we have never triggered an early amortization within any of the series underlying our originated portfolio securitizations and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within our Master Trust as we focus further on reducing the managed receivables balances within our originated portfolio. Just as the denominator effect discussed in our "Asset Quality" section has caused certain increases in charge off ratios even while the absolute dollar amount of charge offs has remained flat or even declined, this same effect will be experienced in our net portfolio yield early amortization triggers for the outstanding series within our Master Trust.

        Another pending use of cash is with respect to our Series A and B preferred stock issuances. To date, we have paid the dividends on our Series A and B preferred stock in additional shares of preferred stock. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three month period, then we will have to pay the Series A and B preferred stock dividends in cash. In addition, we may decide to pay the dividends in cash in any event.

        During the third quarter of 2002, our Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of its outstanding common stock. Under the repurchase plan, the Company may buy back shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost on our consolidated balance sheet. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $247,800. To date, we have purchased 872,900 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

        We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to allow us to weather the difficult liquidity environment within the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, refinancing various securitization structures (to the extent permitted) or issuing debt or equity. We may explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to the adverse liquidity conditions in the securitization marketplace.

        Our operations have generated positive cash flow thus far in 2003. To continue to generate positive cash flow during 2003, we need to either (1) successfully acquire one or more additional positive cash flow-generating portfolios to offset the effects of reductions in managed receivables within our originated portfolio, or (2) secure, at current market advance rates, a structurally subordinate (or

"paired") series associated with the $441.5 million term securitization facility (see the table in the "Securitization Facilities" section below) within our Master Trust that is currently expected to move into controlled amortization late in the third quarter of 2003. While we cannot entirely control our acquisition potential, we are cautiously optimistic about our ability to obtain, at acceptable advance rates and terms, the paired series that we will need in 2003. Either one of these scenarios will offset the adverse effects on our cash flows of (1) the Fingerhut and CSG early amortizations discussed above and (2) the fact that the accumulation requirement on our $627.4 million term securitization facility (see the table in the "Securitization Facilities" section below) is greater than the funds available from the structurally subordinate series associated with that facility. We anticipate having more than adequate cash for our operations during the year, even in the event that we are unable to acquire one or more additional positive cash flow-generating portfolios or secure the paired series discussed above. We do, however, anticipate attempting to raise additional funds as discussed elsewhere herein.

Securitization Facilities

        Our most significant source of liquidity is the securitization of credit card receivables. As of March 31, 2003, we had total securitization facilities of $2.7 billion and had used approximately $1.8 billion of these facilities. The weighted-average borrowing rate on these facilities at March 31, 2003, was approximately 2.9%. The maturity terms of our securitizations vary. These facilities include the outstanding amounts on two floating rate, three-year term securitizations of approximately $441.5 million that we completed during July 2001, and approximately $627.4 million that we completed during August 2000, several one-year securitizations and, through the Fingerhut Trust, an amortizing term securitization. Repayment for each securitization facility begins when the revolving period for the facility ends. Once repayment begins and until the facility is paid, cash may be accumulated within the trust, and not paid to us, to provide for the repayment of such facility (i.e., the cash is no longer reinvested in new credit card receivables). This is the case with our term securitizations, in which cash may be accumulated as early as one year prior to the scheduled maturity date. Or, as is the case with our one-year securitizations, cash may be used to pay down the facilities beginning on the facilities' maturity date. We are only able to borrow under our securitization facilities to the extent that we have receivables that meet the eligibility requirements of each series.

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

        The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. The aforementioned events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and we are unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or additional equity), we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash.

        In the table below, we have noted our securitization facilities (including a structurally subordinate facility) and their maturation dates as of April 30, 2003:

Maturity date	Facility limit(1)
(in millions)
April 2003	$75.0
July 2003	300.0
September 2003(2)(3)	668.6
October 2003	306.0
November 2003(3)	527.5
March 2004	100.0
April 2004(4)	292.5
July 2004(5)	441.5

$2,711.0

(1)
Excludes securitization facilities related to receivables managed by CSG, because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity method investee, and therefore are appropriately excluded from direct presentation in the statement of operations or balance sheet items included herein for CompuCredit. Filed as an exhibit to the CompuCredit 10-K for the year ended December 31, 2002 are audited financial statements for CSG, which contain disclosures related to CSG's securitized receivables and their associated securitization facilities.

(2)
$41.2 million of this maturity balance relates to the portfolios that we purchased during 1998. Under the terms of the securitization, the investors are paid each month with a percentage of the excess of cash collected from cardholders over the sum of servicing fees that we receive to service the accounts and credit balance refunds. Beginning in April 2002, 100% of this excess cash is being paid to the investors. Once the investors are repaid, all cash collected on any remaining receivables is payable to us. The excess cash remitted to investors totaled $7.9 million for the three months ended March 31, 2003.

(3)
Represents the expected principal payment date of this amount. With respect to $627.4 million of this principal amount, in December 2002, we began accumulating payments to redeem the $600 million of Class A notes in September 2003, and the $27.4 million of Class B-1 notes in October 2003. In December 2002, we began to fund a principal funding account with an allocated amount of collections, and based on the cash deposited in the principal funding account, we can draw up to $53.3 million per month from an underlying structurally subordinate facility. Through March 2003, we drew $160.0 million from this facility. The gross amount available to be drawn from this facility is $527.5 million.

(4)
This facility is Series 1998-2 issued by the Fingerhut Trust. In August of 2002, this series entered into an expected controlled amortization period associated with this series' expected maturity date of April 15, 2004. During this period, in addition to the interest payments to investors, the trust was required to remit $22.5 million of collections received from cardholders to the investors each month towards principal. The receivables in this portfolio are decreasing rapidly as payments from cardholders significantly exceed new purchases and, as such, there are sufficient collections to make these required payments to investors. As we expected at the date of purchase, we hit a minimum principal balance trigger during March 2003 based on the rapid decline in the receivables of the portfolio. Accordingly, substantially all future payments from cardholders, less a servicing fee, will be used to pay principal and interest to the investors. Once the investors are repaid in full, all remaining payments received from cardholders will be remitted to us as holders of the retained interests. At the time we acquired the retained interests in the Fingerhut Trust, we had factored in both the controlled amortization period that began in August 2002, as well as the early amortization of this facility that began in March 2003. We believe collections from cardholders will be sufficient to completely repay the investors in the securitization—such repayment being expected to be completed during the third quarter of 2004. Notwithstanding that this facility is in an early amortization period, we anticipate receiving cash flows from the Fingerhut Trust during this early amortization period that, when coupled with the fees that we will receive as servicer, will fully cover our costs of servicing the receivables underlying the Fingerhut Trust.

(5)
Represents the expected principal payment date for this total; however, as early as July 2003, collections on the receivables could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

        Under each of the securitization structures arranged by the Company, there has not been an early amortization period. However, the Fingerhut Trust Series 1998-2 issuance (in which the Company acquired retained interests during the third quarter of 2002) began an early amortization during March 2003 as discussed above. The Company also anticipates that, due to an expected reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company's equity method investee, CSG), a principal balance trigger will occur, and hence early amortization will begin, during the second quarter of 2003. The occurrence of this event will cause CSG to cease its cash distributions to the Company, although we expect that the CSG Trust will continue to provide adequate compensation to the Company in cash for servicing the portfolio of receivables underlying the CSG Trust, and will continue to make payments to the Company in respect of interest on notes held by the Company.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2002, we discuss the two areas, valuation of retained interests and non-consolidation of special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 5, "Securitizations" to the financial statements included in this report we updated our sensitivity analysis with respect to valuations.

Related Party Transactions

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

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of VSI., the third party developer of our database management system. During the three months ended March 31, 2003, we paid approximately $1.4 million to VSI and its subsidiaries for software development, account origination, and consulting services. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of March 31, 2003.

        During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for the three months ended March 31, 2003 for the sublease was approximately $39,000.

Forward-Looking Information

        All statements in this quarterly report concerning our operating and earnings expectations for fiscal year 2003 and our liquidity expectations, and all other statements regarding our future performance (including those using words such as "believe," "estimate," "project," "anticipate, or "predict"), are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002:

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

        At March 31, 2003, substantially all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.25% at March 31, 2003), subject to interest rate floors. At March 31, 2003, greater than 99% of our originated receivables were priced at their floor rate. The floor rate is, on average, 113 basis points above the prime rate plus the spread; as such, less than 1% of our originated receivables are essentially at or above their fixed rate floor. At March 31, 2003, our securitizations had $1.8 billion in variable rate, interest-bearing liabilities payable to investors. Should interest rates begin to rise, it is possible that, due to this gap, our managed liabilities may begin to rise in cost prior to our managed assets rising in yield. The impact of this would depend upon how much and how quickly interest rates rose and also would depend on our ability to reprice our receivables. Assuming that we could not successfully reprice our originated receivables or make other appropriate responsive changes in a timely enough fashion and assuming the application of a rise in interest rates to our managed receivables balances as of March 31, 2003, each 10 basis point increase (up to the 113 basis point average exposure set forth above) would have an approximate $1.0 million after-tax negative impact on our annual cash flows. We are in the process of evaluating certain potential actions to mitigate this risk.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

None.

(b)
Reports on Form 8-K

Current Reports on Form 8-K dated April 15, 2003 and May 5, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation
May 15, 2003	By	/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III Chief Financial Officer (duly authorized officer and principal financial officer)

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

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III Chief Financial Officer

QuickLinks

CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
CompuCredit Corporation and Subsidiaries Consolidated Statement of Shareholders' Equity (Unaudited) For the Three Months Ended March 31, 2003
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CompuCredit Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2003
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATIONS