Form 10-Q
period 2003-06-30
COMPUCREDIT CORP
filed 2003-08-13
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

        46,805,302 shares of the issuer's Common Stock, no par value were outstanding as of August 1, 2003.

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
June 30, 2003

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$100,333	$120,416
Restricted cash	10,127	10,112
Retained interests in credit card receivables securitized	373,204	291,439
Amounts due from securitization	14,245	7,235
Deferred costs, net	4,609	8,314
Software, furniture, fixtures and equipment, net	25,782	29,296
Investment in equity-method investee	6,810	15,593
Investment in previously charged off receivables	12,164	—
Investment in debt securities	23,910	18,819
Prepaid expenses and other assets	15,474	17,691

Total assets	$586,658	$518,915

Liabilities
Accounts payable and accrued expenses	$25,078	$32,570
Notes payable	7,506	—
Deferred revenue	9,943	8,979
Income tax liability	38,021	29,498

Total liabilities	80,548	71,047

Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 25,192 and 30,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	28,572	32,466
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	11,593	11,035
Common stock, no par value:
150,000,000 shares authorized, 47,676,802 and 46,809,165 issued at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	249,022	241,400
Treasury stock, at cost, 872,900 and 832,900 shares at June 30, 2003 and December 31, 2002, respectively	(4,586)	(4,338)
Deferred compensation	(803)	(1,013)
Note issued to purchase stock	—	(500)
Retained earnings	222,312	168,818

Total shareholders' equity	506,110	447,868

Total liabilities and shareholders' equity	$586,658	$518,915

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share data)
Interest income	$1,577	$295	$2,786	$660
Interest expense	(2,981)	(43)	(6,279)	(103)

Net interest (expense) income	(1,404)	252	(3,493)	557

Other operating income:
Income (loss) from retained interests in credit card receivables securitized	10,766	(62,921)	47,073	(57,219)
Servicing income	24,863	2,394	52,529	3,679
Other credit card fees and other income	38,718	31,775	72,492	65,055
Equity in income of equity-method investee	13,612	4,544	27,908	4,544

Total other operating income	87,959	(24,208)	200,002	16,059

Other operating expense:
Salaries and benefits	4,428	3,028	8,769	6,624
Credit card servicing	33,456	15,817	71,503	35,887
Marketing and solicitation	2,827	2,417	4,414	5,041
Depreciation	3,905	3,620	7,770	7,190
Other	8,783	6,654	17,322	14,116

Total other operating expense	53,399	31,536	109,778	68,858

Income (loss) before income taxes	33,156	(55,492)	86,731	(52,242)
Income taxes	(11,736)	19,422	(31,023)	18,284

Net income (loss)	$21,420	$(36,070)	$55,708	$(33,958)

Net income (loss) attributable to common shareholders	$20,314	$(37,099)	$53,494	$(35,991)

Net income (loss) per common share—basic	$0.42	$(0.80)	$1.09	$(0.77)

Net income (loss) per common share—diluted	$0.42	$(0.80)	$1.08	$(0.77)

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2003

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2002 (audited)	$43,501	46,809,165	—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868
Conversion of preferred stock	(5,563)	608,684	—	5,563	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(2,214)	(2,214)
Accretion of preferred dividends	2,227	—	—	—	—	—	—	—	2,227
Exercise of stock options	—	258,953	—	2,059	—	—	—	—	2,059
Purchase of treasury stock	—	—	—	—	(248)	—	—	—	(248)
Repayment of note receivable	—	—	—	—	—	—	500	—	500
Amortization of deferred compensation	—	—	—	—	—	210	—	—	210
Net income	—	—	—	—	—	—	—	55,708	55,708

Balance at June 30, 2003	$40,165	47,676,802	—	$249,022	$(4,586)	$(803)	$—	$222,312	$506,110

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2003	2002
	(Dollars in thousands)
Operating activities
Net income (loss)	$55,708	$(33,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	7,770	7,190
Amortization expense	3,401	7,331
Amortization of acquired servicing liability	(26,238)	—
Amortization of deferred compensation	210	—
Retained interests income adjustment, net	17,725	45,715
Income from equity investee, net	8,785	(4,544)
Changes in assets and liabilities:
Increase in restricted cash	—	(10,000)
(Increase) decrease in accrued interest and fees	(25)	14,707
(Increase) decrease in amounts due from securitization	(7,010)	6,733
Increase in deferred costs	(2,932)	(2,954)
(Increase) decrease in prepaid expenses	(659)	191
Decrease in accounts payable and accrued expenses	(7,478)	(12,399)
Increase (decrease) in deferred revenue	964	(5,706)
Increase (decrease) in income tax liability	8,523	(22,284)
Other	15,058	411

Net cash provided by (used in) operating activities	73,802	(9,567)

Investing activities
Investment in equity investee	—	(34,890)
Proceeds from bond investment	3,650	—
Purchase of charged off accounts	(24,339)	—
Purchase of bonds	(1,300)	—
Net loan payments (purchases)	52,164	(12,970)
Recoveries of loans previously charged off	11,321	13,602
Net proceeds from securitization	—	4,321
Net increase in retained interests	(133,333)	—
Purchases and development of software, furniture, fixtures and equipment	(4,257)	(3,158)

Net cash used in investing activities	(96,094)	(33,095)

Financing activities
Preferred stock issuance costs	—	(140)
Repayment of note issued to purchase stock	398	—
Proceeds from exercise of stock options	2,059	—
Purchase of treasury stock	(248)	—
Proceeds from borrowings	—	31,401
Repayment of short-term borrowings	—	(16,516)

Net cash provided by financing activities	2,209	14,745

Net decrease in cash	(20,083)	(27,917)
Cash and cash equivalents at beginning of period	120,416	55,746

Cash and cash equivalents at end of period	$100,333	$27,829

Supplemental cash flow information
Cash paid for interest	$6,279	$116

Cash paid for income taxes	$22,500	$4,000

Accretion of preferred stock dividends	$2,227	$2,002

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2003

1.     Organization and Basis of Presentation

        The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, the "Company"). The Company was formed for the purpose of offering unsecured credit and fee-based products and services to a segment of the consumer credit market. The Company sources the accounts to which it offers these products and services through direct mail, telemarketing, television, the internet and acquisition from other credit card issuers. Because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third-party financial institution pursuant to which the financial institution issues general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such credit card accounts on a daily basis. Additionally, the Company has purchased the receivables relating to accounts generated by other third-party financial institutions from time to time as a further source for growth in its business. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash, money market investments and overnight deposits. The Company considers all other highly liquid cash investments with low interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

Restricted Cash

        The Company provides an irrevocable standby letter of credit agreement for $10.0 million to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash, and certain interest earnings thereon, have been disclosed as restricted cash on the face of the consolidated balance sheet.

Asset Securitization

        Substantially all of the Company's credit card receivables are securitized. When the Company sells originated receivables in securitizations, it retains certain undivided ownership interests, interest-only ("I/O") strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in retained interests in credit card receivables securitized on the face of the consolidated balance sheet.

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold, as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in fair value are included as a component of the Company's income (loss) from retained interests in credit card receivables securitized, with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 5, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company's balance sheet. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities ("QSPEs") in its securitizations.

        The retained interests for portfolios securitized by the Company are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The estimates used to determine the gains and losses and the related fair values of I/O strips and retained ownership interests are influenced by factors outside of the Company's control, and such estimates could materially change from quarter to quarter.

        Retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with Emerging Issues Task Force

Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), expected cash flows in excess of the costs of the purchased retained interests are being amortized into income (loss) from retained interests in credit card receivables securitized using the effective interest method.

        Amounts due from securitization include payments recently received on the securitized receivables that are still held by the securitization structure but are due and payable to the Company within the next 30 days.

Accrued Interest and Fees

        Accrued interest and fees represent the estimated collectable portion of fees earned on the Company's originated portfolios but not billed to the cardholder at any period end. Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed. The Company's current estimates, however, better reflect the Company's expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry.

Retained Interests in Finance Charge Receivables

        Included within the Company's retained interests in credit card receivables securitized on its consolidated balance sheet at each period end is the estimated collectible portion of finance charges and fees billed to cardholders within the originated portfolio but not collected (the Company's "retained interests in finance charge receivables"). Prior to the second quarter of 2002, the Company estimated its retained interests in finance charge receivables using its estimates of total finance charges and fees billed but not collected. The Company's current estimates, however, better reflect the Company's expectations of the collectible portion of these finance charges and fees and are in response to evolving regulatory guidance within the industry.

Investment in Previously Charged Off Receivables

        In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate licenses from among the 50 states and meeting all applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this new subsidiary, the Company has pursued, competitively bid for, and closed acquisitions of previously charged off credit card receivables during the first two quarters of 2003. All but one of the Company's acquisitions of previously charged off credit card receivables during the first two quarters of 2003 were from the securitization trusts underlying the Company's retained interests investments ($23.9 million in purchase price). The Company is continually evaluating acquisition opportunities, but only at appropriate pricing and only pursuant to a strict competitive bid process involving other potential portfolio purchasers to ensure that all acquisitions have been at fair market prices.

        The Company accounts for its investment in previously charged off receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for payment application and income recognition purposes. Income associated with each static pool is accrued monthly based on each static pool's effective interest rate. This effective interest rate is estimated based on the timing and amount of anticipated cash flows from the pool using the Company's proprietary pricing and collection models. Monthly cash flows greater than the monthly interest accrual will reduce the carrying value of the static pool. Likewise, monthly cash flows that are less than the monthly interest accrual will increase the carrying value. Each pool is reviewed monthly and compared to the Company's models to ensure complete amortization of the carrying value by the end of each pool's projected life. In the event that cash collections would be inadequate to amortize the carrying value, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses against the carrying value of each static pool.

        For the three and six months ended June 30, 2003, the following table shows a roll-forward of the Company's new investment in previously charged off receivables activities:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Dollars in thousands)
Balance at March 31, 2003	$7,034	$—
Acquisitions of defaulted accounts	9,443	24,339
Cash collections	(17,147)	(34,417)
Income recognized on defaulted accounts	12,834	22,242

Balance at June 30, 2003	$12,164	$12,164

Estimated remaining collections ("ERC")	$49,703	$49,703

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 67% of the ERC over the next twelve months, with the balance collected thereafter.

Investment in Debt Securities and Notes Payable

        During the second quarter of 2003, the Company acquired $10 million in bonds for a total purchase price of approximately $8.7 million and has included this amount in investment in debt securities. The Company is accreting the discount into interest income over the estimated life of the bonds. The stated maturity date of the bonds is February 15, 2007, and the bonds earn interest at LIBOR plus 95 basis points (2.13% at June 30, 2003). The Company financed the purchase of these bonds with $6.09 million in borrowed funds that accrue interest at the average money call rate for the month plus 0.75% (3.5% at June 30, 2003). These borrowed funds are included in notes payable along with borrowings associated with certain vendor-financed acquisitions of software, furniture and fixtures and equipment.

Preferred Stock

        During the second quarter of 2003, Paladin Capital Partners Fund, L.P., the then holder of 4,808 shares of Series A Preferred Stock, converted its shares into 608,684 shares of common stock.

Treasury Stock

        During the third quarter of 2002, the Company's Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent of the outstanding total) of its outstanding common stock. Under the repurchase plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying condensed consolidated balance sheet. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $247,800. No shares were repurchased during the second quarter of 2003.

Note Issued to Purchase Stock

        During the second quarter of 2003, the Company settled with the holder of the note issued to purchase common stock for cash proceeds of approximately $398,000. The Company recorded the difference between the carrying value of the note and the cash proceeds received (approximately $102,000) as a charge to other operating expense for the three months ended June 30, 2003.

Stock Options

        The Company has two stock-based employee compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the three and six months ended June 30, 2003 and 2002, respectively. During the quarter ended June 30, 2003, options to purchase 258,953 common shares were exercised for total proceeds of approximately $2.1 million.

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share data)
Net income (loss), as reported	$20,314	$(37,099)	$53,494	$(35,991)
Stock-based employee compensation expense determined under fair value basis, net of tax	(222)	(208)	(441)	(416)

Pro forma net income (loss)	$20,092	$(37,307)	$53,053	$(36,407)

Earnings (loss) per share:
Basic—as reported	$0.42	$(0.80)	$1.09	$(0.77)

Basic—pro forma	$0.41	$(0.80)	$1.08	$(0.78)

Diluted—as reported	$0.42	$(0.80)	$1.08	$(0.77)

Diluted—pro forma	$0.41	$(0.80)	$1.07	$(0.78)

        The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including timing and number of awards. The following table summarizes the Black-Scholes value of the Company's outstanding stock options on a per share basis, as well as the key assumptions used in the Black-Scholes model.

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Fair value per share	$5.18	$6.15	$3.96	$6.15
Dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free rate	2.4%	4.2%	2.8%	4.2%
Expected volatility	93.8%	85.0%	78.8%	85.0%
Expected life of options	5 years	5 years	5 years	5 years

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. (See Note 7, "Commitments and Contingencies.") In accordance with Interpretation No. 45, the Company applied the initial recognition and measurement provisions on a prospective basis for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary." Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after June 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement did not have a material impact on the Company's consolidated financial statements.

        In March 2003, the Emerging Issues Task Force ("EITF") released Issue No. 02-09, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold" ("EITF 02-09") for events occurring after April 2, 2003. EITF 02-09 relates to securitizations that have been accounted for as sales under SFAS 140. In the event that one or more of the control rules specified by SFAS 140 are no longer met, the transferor would have to recognize those assets and the related liabilities on the consolidated balance sheet at fair value. The implementation of EITF 02-09 has not and is not expected to have a material impact on the Company's consolidated financial statements because all securitization transactions treated as a sale for accounting purpose remain in QSPEs and the control rules of Statement No. 140 continue to be met.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("Statement No. 149"). Statement No. 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to Statement No. 133 fall principally into three categories: amendments related to Statement No. 133 implementation issues that were previously cleared by the FASB, amendments clarifying the definition of a derivative, and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements." Statement No. 149 is effective for contracts entered into or modified after June 30, 2003. The implementation of Statement No. 149 is not expected to have a material impact on the Company's consolidated financial statements as the Company does not currently employ any derivative type instruments.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"("Statement No. 150"). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments previously were classified in financial statements as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of Statement No. 150 will have a material impact on the Company's consolidated financial statements.

3.     Equity Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. During the three and six months ended June 30, 2003, the Company received $17.1 million and $36.7 million, respectively, in cash distributions from CSG.

        The following represents condensed results of operations of CSG as of and for the three and six months ended June 30, 2003:

As of June 30, 2003
(Dollars in thousands)
Retained interests in credit card receivables securitized	$1
Total assets	13,637
Total liabilities	17
Members' capital	13,620
	For the three months ended June 30, 2003	For the six months ended June 30, 2003
	(Dollars in thousands)
Income from retained interests in credit card receivables securitized	$25,409	$55,263
Total other operating income	25,791	56,088
Net income	27,224	55,816

        In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate compensation for servicing.

4.     Purchase of Assets

        In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables for $75.2 million plus the assumption of the servicing liability associated with the Fingerhut Trust of $95.8 million. The receivables included in the trust were those generated by private label revolving credit cards used to purchase items from the

Fingerhut catalog. This portfolio will decrease over time because payments and charge-offs from cardholders are expected to be significantly greater than purchases and interest charges. In accordance with EITF 99-20, the Company accounts for the retained interests it purchased at the lower of amortized cost or fair market value. Accordingly, the expected cash flows in excess of the costs of the purchased retained interests ($302.4 million) are being amortized into income from retained interest using the effective interest method over 54 months. Also pursuant to EITF 99-20, the Company updates its model when there has been a change in its estimate of the projected cash flows. This change can result in the Company either (1) adjusting the prospective yield that it will realize over future periods, or (2) if a significant adverse change occurs, reducing the carrying value of the Company's investment to fair value. The Company has increased its estimate of the cash flows in excess of the costs of the purchased retained interests by $29.1 million since March 31, 2003 based on the Company's realization of improved collection performance associated with new collections initiatives designed and implemented by new management team members. This estimate increase was accounted for prospectively.

        The gross excess cash from the securitization structure associated with the Fingerhut Trust retained interests was $11.1 million during the three months ended June 30, 2003. The portion of the expected cash flows that exceeds the cost of the purchased retained interests is being amortized into income from retained interests using the effective interest method ($10.9 million and $76.3 million pre-tax was amortized into income during the three and six months ended June 30, 2003, respectively). These cash flow estimates are made using the Company's best estimates of the expected performance of the portfolio, including the timing of payments derived from such performance. In its estimates of future cash flows, both at the time of purchase (for purposes of determining its purchase price of the retained interests) and at the conclusion of each financial reporting period pursuant to the requirements of EITF 99-20, the Company consistently has modeled the effects of an anticipated early amortization event that was triggered during the first quarter of 2003. The trigger for this early amortization was a minimum principal balance requirement for the outstanding series in the Fingerhut Trust, which the Company knew it would hit at the date of acquisition because of the anticipated rate of liquidation of the receivables underlying the securitization facility. A large portion of the income from retained interests associated with the Fingerhut Trust already has been recognized, and the net result of hitting the expected early amortization trigger for the Fingerhut Trust in the first quarter of 2003 is that the Company (1) experienced a significant reduction in income under EITF 99-20 associated with the Fingerhut Trust in the second quarter of 2003, and (2) like in the second quarter of 2003, will have significantly diminished EITF 99-20 income associated with the Fingerhut Trust throughout the remainder of 2003 and the first half of 2004. This trigger does not affect, however, the amortization period of the servicing liability because the Company will be responsible for servicing the Fingerhut Trust throughout this early amortization period, even though the Company will be realizing significantly diminished cash flows throughout that period until the investors in the securitization structure are repaid. As of the close of each financial reporting period, the Company evaluates the appropriateness of its estimates of future cash flows used in the EITF 99-20 computation based on actual results to date and projected future results. As of June 30, 2003, the gross retained interests in the Fingerhut Trust were carried at $4,000.

5.     Off Balance Sheet Arrangements

        The Company securitizes substantially all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the "originated portfolio") through a master trust. Credit card receivables are transferred to the master trust, which issue notes representing undivided ownership interests in the assets of the master trust. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust. (See Note 4, "Purchase of Assets.")

        In accordance with the above, substantially all of the Company's credit card receivables (whether from the originated portfolio or the purchased portfolio) are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests. Generally accepted accounting principles require the Company to treat the transfers as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

  1.
  The transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors.

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

        The table below summarizes all of the Company's securitization activity:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end	$1,897,764	$1,723,057	$1,897,764	$1,723,057
Proceeds from collections reinvested in revolving-period securitizations	230,667	288,102	482,406	592,323
Excess cash flows received on retained interests	58,997	44,089	193,823	96,457
Income (loss) from retained interests in credit card receivables securitized	10,766	(62,921)	47,073	(57,219)

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card receivables. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        All collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. The cash flows are then distributed to the Company as servicer for its servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable, and to the Company as the seller to fund new purchases. In the six months ended June 30, 2003 and 2002, the cash flows distributed to investors to repay the portion of their outstanding notes that became due and payable totaled $193.8 million and $96.5 million, respectively. Any collections from cardholders remaining each month after making the various payments noted above are paid to the Company on its retained interests.

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

        The Company's retained interests in credit card receivables securitized include the following:

	June 30, 2003	December 31, 2002
	(In thousands)
I/O strip	$81,376	$99,964
Accrued interest and fees	15,829	15,804
Servicing liability	(68,321)	(108,010)
Fair value of seller's interest	344,320	283,681

Retained interests in credit card receivables securitized	$373,204	$291,439

        The I/O strip reflects the fair value of the Company's rights to future income from the Company's originated portfolio and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The change in the servicing liability associated with the Fingerhut Trust acquired in July 2002 (a reduction of $12.7 million and $26.2 million in the three and six months ended June 30, 2003, respectively) is included as a component of servicing income. The fair value of seller's interest includes those interests the Company retains in securitizations of its originated portfolio receivables, as well as the Company's purchased interests in securitizations.

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company's retained interests in receivables the Company has securitized are presented below:

	June 30, 2003	December 31, 2002	June 30, 2002
Payment rate (monthly)	6.8%	6.7%	7.1%
Expected credit loss rate (annualized)	18.0	18.0	16.6
Residual cash flows discount rate	22.5	22.5	22.5
Servicing liability discount rate	14.0	14.1	14.1

        During the fourth quarter of 2001, the Company sold approximately $36.3 million of its retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million in two transactions. As a result of these transactions, the Company increased its residual cash flows discount rate to 34.9% in 2001. During the second quarter of 2002, the Company hired an independent financial advisory firm to assist in the Company's evaluation of its estimate of the residual cash flows discount rate. The independent financial advisory firm advised that the appropriate residual cash flows discount rate was 22.5%. The Company adopted that recommendation and in the second quarter of 2002 revised the estimate for the residual cash flows discount rate to 22.5%.

        At June 30, 2003, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized (dollars in thousands):

Credit Card Receivables
Payment rate (monthly)	6.8%
Impact on fair value of 5% adverse change	$(1,069)
Impact on fair value of 10% adverse change	$(1,392)
Expected credit loss rate (annualized)	18.0%
Impact on fair value of 5% adverse change	$(7,254)
Impact on fair value of 10% adverse change	$(14,508)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(3,018)
Impact on fair value of 10% adverse change	$(6,000)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(92)
Impact on fair value of 10% adverse change	$(184)

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

	June 30, 2003	December 31, 2002
	(In thousands)
Total managed principal balance	$1,989,189	$2,492,890
Total managed finance charge balance	253,353	302,998

Total managed receivables	$2,242,542	$2,795,888

Receivables delinquent—60 or more days	$236,793	$388,651

Net charge offs for the three months ended	$123,063	$123,877

6.     Commitments and Contingencies

        In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $2.0 billion and $3.7 billion at June 30, 2003 and December 31, 2002, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

        The Company is an equity member of CSG. (See Note 3, "Equity Method Investment in CSG, LLC.") During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2003, CSG would be obligated to purchase up to approximately $96.1 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of June 30, 2003, CSG had not and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at June 30, 2003 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of June 30, 2003, the maximum amount of the Company's guarantee was approximately $48.1 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee; the fair value of this guarantee is not material.

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash collateralized letter of credit and has pledged retained interests carried at approximately $107.4 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $3.3 million as of June 30, 2003. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees; the fair value of these guarantees is not material.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company securitizations vary. The Company has two, three-year securitizations that it completed in August 2000 and July 2001, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins within any particular securitization facility, payments from customers on credit card receivables generally are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At such time, the Company's funding requirements for new credit card receivables will increase accordingly. The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case, below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. The aforementioned events would accelerate the need to utilize alternative funding sources. If the Company's securitization facilities were to begin to trap cash flows or otherwise increase their required credit enhancements and the Company were unable to obtain needed additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or additional equity), the Company would begin to close the credit card accounts that are open to new purchases and thus significantly reduce the Company's need for any additional cash.

        Under each of the securitization structures arranged by the Company, there has not been an early amortization period. However, the Fingerhut Trust Series 1998-2 issuance (in which the Company acquired retained interests during the third quarter of 2002) began an early amortization during March 2003 as discussed above. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company's equity method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to the Company in June 2003, although the Company expects that the CSG Trust will continue to provide adequate compensation to the Company in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to the Company in respect of the Company's investment in CSG bonds held.

        Finally, while the Company has never triggered an early amortization within any of the series underlying its originated portfolio securitizations, and while the Company does not believe that the Company will, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its master trust as it focuses further on reducing the managed receivables balances within its originated portfolio.

        As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company's need for additional liquidity.

7.     Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Numerator:
Net income (loss)	$21,420	$(36,070)	$55,708	$(33,958)
Preferred stock dividends	(1,106)	(1,029)	(2,214)	(2,033)

Income (loss) attributable to common shareholders	$20,314	$(37,099)	$53,494	$(35,991)

Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	51,116	46,559	51,032	46,559
Effect of dilutive stock options	492	26	326	16

Denominator for diluted income (loss) per share—adjusted weighted-average shares	51,608	46,585	51,358	46,575

Basic income (loss) per share	$0.42	$(0.80)	$1.09	$(0.77)

Diluted income (loss) per share	$0.42	$(0.80)	$1.08	$(0.77)

        The Company's preferred shares, plus dividends that have been accreted, are convertible into approximately 4.5 million shares of common stock at $9.14 per share as of June 30, 2003 and are included in the weighted average shares outstanding as of June 30, 2003. These shares were not included in the computation of diluted EPS for the three and six months ended June 30, 2002 because including these shares would have been anti-dilutive.

8.     Subsequent Event

        On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero"). Embarcadero was formed by an affiliate of Merrill Lynch and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust"). For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC") and other factors discussed in that section, our actual results may differ materially from the expectations and beliefs reflected in the forward-looking statements in this section.

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

        Our revenues primarily consist of (1) income from our retained interests in credit card receivables securitized, (2) servicing income, (3) other credit card fees and other income, (4) interchange fees, (5) ancillary product revenue and (6) equity in the income of our equity method investee.

        Income (loss) from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables that have been securitized. See the "Off Balance Sheet Arrangements" and "Results of Operations" sections for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of securitized credit card receivables. Other credit card fees and other income includes annual fees, over-limit fees, cash advance fees, other fees assessed to our cardholders and recovery revenue. Interchange fees are the portions of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the commissions we earn from our sales on behalf of various providers of products and services of certain fee-based products and to a limited extent certain fees that we receive directly from customers associated with the sale of various fee-based products. These fee-based products include various memberships, insurance, subscription and other products. Equity in the income of our equity method investee is our portion of our equity method investment in CSG discussed below.

        Our primary operating costs include funding costs, credit losses and other operating expenses, such as employee compensation, account solicitation and marketing expenses, data processing, servicing expenses and income taxes.

        We originate the receivables in our originated portfolio through the use of our target marketing system and direct mail, telemarketing, and to a limited extent, internet and television campaigns. We also add accounts by purchasing—either by ourselves or with entities formed through our partnership with others—both credit card receivables portfolios and retained interests in credit card receivables portfolios that have been previously securitized by others. With the exception of receivables purchased or originated through accounts added in portfolio acquisitions, the size of our receivables depend in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing, which we experienced in 2002 and so far in 2003 and expect to continue to experience throughout 2003 and until we see more favorable advance rates for our securitizations in the asset backed securities markets, our originated receivables portfolio may not grow and may decline. As a result, our originated receivables portfolio declined in the first half of 2003 and is expected to continue its decline throughout 2003. We continue to evaluate opportunities to purchase portfolios because we believe they may provide an attractive return on our investment and because we believe that we may be able to obtain liquidity to fund these activities under favorable terms.

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

        In late 2002, we formed a new subsidiary, Jefferson Capital Systems, LLC, to take advantage of what we consider to be an opportunity within the defaulted receivables recovery area. Based on our belief that many charged off credit card receivables currently are undervalued and given the excess servicing capacity we have as a result of declines in the receivables that we manage within the originated and purchased portfolios, we believe it is advantageous to develop limited recovery operations that may allow us to achieve returns on equity within this area greater than those that we currently can derive within our credit card receivables origination business. Jefferson Capital purchases defaulted accounts from third parties (either similar unrelated companies or the securitization trusts underlying our retained interests investments). Although we are expanding our business development and marketing resources toward our sourcing of portfolio acquisition opportunities from unrelated third parties, all but one of our acquisitions of previously charged off credit card receivables during the first two quarters of 2003 were from the securitization trusts. We are continually evaluating acquisition opportunities, but only at appropriate pricing and only pursuant to a strict competitive bid process involving other potential portfolio purchasers to ensure that all acquisitions are at fair market prices. Through Jefferson Capital, we acquired defaulted accounts with an aggregate face value amount of approximately $302 million at a cost of $9.4 million during the three months ended June 30, 2003, and these activities generated pre-tax net income of $5.8 million during this same period. For the six months ended June 30, 2003, we acquired defaulted accounts with an aggregate face value amount of $1.8 billion at a cost of $24.3 million, and these activities generated pre-tax net income of $10.2 million during this same period. See Note 2, "Significant Accounting Policies," to our unaudited condensed consolidated financial statements for further discussion of the accounting for these purchases.

        On August 1, 2003, we purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero"). Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust"). For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust.

        Our income is largely dependent upon the size and the quality of the credit card receivables underlying our securitizations. Our principal growth in 2002 was associated with the acquisition of the retained interests from Federated and our investment in CSG. The receivables within the Fingerhut Trust, in particular, are expected to decline very rapidly. If we do not increase the growth of or maintain the current size of our portfolio either by originating more accounts or by acquiring additional portfolios (such as our interest in the Embarcadero Trust or the portfolios of defaulted accounts being purchased by Jefferson Capital), our income in future quarters will likely decrease relative to that experienced in 2002 and during the first half of 2003.

        Depending on relative competitive, market and liquidity environments for portfolio acquisition versus origination, we may use either or both of these methods of account and receivables growth to varying degrees. We believe that the current competitive, market and liquidity environments favor growth through acquisition, rather than origination, for our entire underserved customer base, except for those consumers at the lower end of the FICO scoring system. As such, we plan to grow during the remainder of 2003 through acquisition rather than origination, for all of those segments of our underserved market except for a segment of consumers at the lower end of the FICO scoring system to which we plan to offer a largely fee-based card product during the remainder of 2003.

Off Balance Sheet Arrangements

        We refer the reader to Items I and VII of our 2002 Annual Report on Form 10-K/A filed with the SEC for a detailed discussion of our securitization facilities and the mechanics of their operation.

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

        Managed receivables data assumes that we have not sold the credit card receivables underlying our off-balance sheet securitization facilities and presents the net credit losses and delinquent balances on the receivables as if we had still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires recognition that substantially all of our credit card receivables had been sold in securitization transactions as of June 30, 2003 (all but $1.3 million of the Company's originated credit card receivables, which are included in other assets in our unaudited condensed consolidated balance sheet as of June 30, 2003); this reconciliation requires the removal of all but the $1.3 million of the managed receivables data from our books and records to yield only the $1.3 million of originated credit card receivables and associated statistics under GAAP, coupled with the recording under GAAP of retained interests in various securitization structures as explained herein.

        The table below summarizes our securitization activity for the periods presented and does not include any of the receivables managed by or the securitization facility of CSG, our 50%-owned equity method investee:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end (1)	$1,897,764	$1,723,057	$1,897,764	$1,723,057
Proceeds from collections reinvested in revolving-period securitizations	230,667	288,102	482,406	592,323
Excess cash flows received on retained interests	58,997	44,089	193,823	96,457
Income (loss) from retained interests in credit card receivables securitized	10,766	(62,921)	47,073	(57,219)

(1)
Excludes CSG receivables of $690 million (or $345 million attributable to our 50% CSG ownership percentage) because such amounts are included in our equity investment and are therefore not reflected in the statement of operations or balance sheet items included herein.

        The gross amount of receivables securitized increased from June 30, 2002 to June 30, 2003 due to the addition of the managed receivables underlying the Fingerhut Trust, partially offset, however, by a decline in the managed receivables associated with our originated portfolio. Proceeds from collections reinvested in revolving-period securitizations decreased during that same time period due to reduced growth in our originated portfolio, coupled with the fact that there are a low level of purchases within the Fingerhut Trust managed receivables. Also during this time period, excess cash flows received on retained interests as well as income from retained interests in credit card receivables securitized increased due to the strong and improving performance of the managed receivables underlying our retained interests in the Fingerhut Trust.

        The trusts in our securitization structures purchase receivables from us by raising proceeds from investors. The proceeds raised are included within the series of notes issued by the trusts. The proceeds from the investors are then remitted to us as part of the trusts' purchase price of the receivables. See the "Securitization Facilities" section below for more detail. We try to structure our securitization funding sources by having commitments in excess of our current growth plans so that we have investors who will purchase notes from the trusts, which in turn allows the trusts to purchase receivables from us. We believe we have structured our securitization program to reduce our reliance on any one series of notes by staggering the maturity dates of the notes (assuming, of course, that prior to the maturity of any one series of notes that such series can be replaced with a series structurally subordinate to the series that is nearing maturity).

        The payment terms of each securitization structure are negotiated with investors. Some facilities enter into accumulation periods at pre-determined dates prior to their maturity. During an accumulation period, a portion of cash collected from the cardholders is required to be accumulated in an account for the benefit of the facility and is not available to us to fund new purchases.

        The excess cash from the securitization structure associated with the Fingerhut Trust retained interests we purchased in 2002 was $11.1 million for the three months ended June 30, 2003. As of June 30, 2003, the total due to the investors in the securitization structure associated with the purchased Fingerhut Trust retained interests was approximately $208.0 million, the gross retained interests were carried at approximately $4,000 and the servicing liability was carried at $40.6 million. The amortization of the servicing liability associated with this securitization structure was $12.7 million for the three months ended June 30, 2003. The timing of the amortization of the servicing liability was not affected by the occurrence in March 2003 of the minimum principal balance early amortization trigger within the Fingerhut Trust.

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

        Our securitization documents require us, as the seller of the receivables, to make representations and warranties relating to the validity and the enforceability of the agreements pursuant to which the receivables were created. We also make other standard representations and warranties including our ability to enter into the agreements and the accuracy of the information provided by us to investors. If we breach any of these representations, we may not be able to sell additional receivables into our securitization structures, and we may cause an early redemption event. As seller of the receivables, we again do not make any representation or warranty regarding the collectibility of the receivables in the accounts.

        As of June 30, 2003, we had not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables had not caused an early redemption event, in any of our originated securitizations. In line with our expectations at the time of our acquisition of and projections upon which we based our purchase price for the Fingerhut Trust and CSG Trust retained interests, we have triggered early amortizations within each respective trust as a result of the minimum principal balance of receivables in the trusts falling below the minimum balance required by the applicable securitizations.

Selected Credit Card Data

        As noted above, our securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

        The information in the following table is presented to reflect the credit card receivables, or portions thereof, in which we have an economic interest—that is, the receivables we have securitized, the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002) and 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG)—together, our managed receivables as discussed above. We have included 50% of the managed receivables underlying the CSG Trust because we have a 50% economic interest in CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income are dependent upon 50% of the managed receivables. In addition to owning our 50% interest in CSG, we are the servicer for 100% of the receivables in the CSG Trust, and we receive a servicing fee from the CSG Trust which we believe to be adequate compensation for the servicing we perform.

        We provide the selected credit card data included within this section so that readers can evaluate our performance as a servicer with respect to the portfolios of credit card receivables that we manage. As noted in our "Off Balance Sheet Arrangements" section, performance metrics and data based on these managed receivables are key to any evaluation of the Company's performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying our off-balance sheet securitization facilities, as well as to any comparison of our Company to others within the specialty finance industry.

        As discussed in significant detail within our Annual Report on Form 10-K/A for the year ended December 31, 2002, the portfolios of receivables that we acquired in 1998, as well as the retained interests in the CSG Trust and the Federated Trust acquired in 2002, were acquired at substantial discounts. In all of these cases, our acquisition prices were discounted, in part, because we attributed either little or no value to certain receivables that were at a late stage of delinquency in the hands of the sellers. Because such receivables were either near or in the process of being charged off by the sellers and because we ascribed no or low values to these receivables, including these receivables within our managed receivables data would distort the performance measurements of our Company as a servicer (and effectively would attribute the performance results of the sellers to us). As such, the period end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in the sellers' hands as of the date of our acquisition of the receivables or an interest therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other credit card income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation.

        A similar rationale to that described above underlies our treatment of the face amount of the charged off credit card receivables that our new subsidiary, Jefferson Capital, acquired during 2003. Because the acquisition prices for these defaulted receivables range from less than a penny to just a few pennies to the dollar of the face amount of defaulted receivables, including the face amount of these defaulted receivables within our average managed receivables denominator used within our various performance ratio statistics (e.g., net interest margin and charge-off ratios) would significantly understate and distort such ratios and would effectively preclude any meaningful comparison of our credit card receivables servicing performance metrics against others within the specialty finance industry. The recovery income from the Jefferson Capital recovery operations (like that of our excluded late-delinquency-stage receivables at acquisition) has been included within the numerator of the other credit card income ratio computation. Likewise, the costs associated with pursuing these recoveries are included within the numerator of the operating ratio computation.

	At or for the Three Months Ended
	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(In thousands; percentages annualized)
Period-end managed loans	$2,242,542	$2,470,041	$2,795,888	$3,028,500	$2,260,442	$1,809,070	$1,891,842	$1,804,631
Period-end managed accounts	2,707	3,169	3,562	4,070	2,285	2,057	2,185	2,163
Average managed loans	$2,359,513	$2,636,728	$2,912,482	$3,090,254	$1,945,024	$1,860,209	$1,838,873	$1,745,136
Net interest margin	16.4%	15.5%	17.1%	21.4%	13.1%	16.9%	19.0%	21.5%
Other credit card income ratio	9.2%	9.1%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%
Operating ratio	8.5%	8.4%	8.3%	8.0%	7.6%	9.0%	9.8%	8.8%

        The numerator of the net interest margin calculation includes all accrued finance charge and late fee income billed on all outstanding receivables, less interest expense as well as accrued finance charge and fee charge offs. The numerator of our other credit card income ratio includes other credit card fees billed, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income, ancillary product income and recoveries of acquired defaulted receivables. Our operating ratio numerator includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, other than marketing and solicitation and ancillary product expenses. Each of the aforementioned ratios is expressed as a percentage of average managed receivables.

        Our net interest margins are influenced by a number of factors, including the level of accrued finance charges and late fees billed, the weighted average cost of funds, amortization of the accretable yield component of our acquisition discounts for portfolio purchases and the level of our accrued finance charge and fee charge offs. Our net interest margin for the three months ended June 30, 2003 was 16.4%, as compared to 15.5% for the three months ended March 31, 2003. Certain accounts in late delinquency status and those at or near charge-off at the time of acquisition (e.g., at the time of acquisition of our retained interests in the Fingerhut Trust and CSG's acquisition of its retained interests in the CSG Trust) are excluded from our selected credit card data. For the first six to nine months or so following a portfolio acquisition date, the exclusion of these accounts will yield diminished charge offs of accrued finance charges and fees. As we saw beginning with the fourth quarter of 2002, the level of accrued finance charge and fee charge-offs normalize with the seasoning of the acquired portfolios. That is the non-excluded accounts that we have acquired age into later delinquency buckets and charge off. This explains the reduction of our net interest margin beginning with the fourth quarter of 2002 and continuing through the first quarter of 2003 at which point this phenomenon has stabilized. The increase in the net interest margin during the second quarter is due to lower charge offs of finance charges due to our improved collection efforts.

        On a routine basis generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer's credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

        Our other credit card income ratio and our operating ratio both increased during 2003, principally given the income of and expenses associated with our new recovery operations. While there is income and expense associated with these new recovery operations during 2003, there is not (and in the future will not be) a commensurate level of average managed receivables in the denominator of the respective ratio computations. While our average managed receivables balances generally reflect the face amount of the receivables that we manage, we believe it would be inappropriate to include, and thus we have chosen not to include, the face amount of our acquired charged off credit card receivables within our average managed receivables balances.

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

        See Item VII of our Annual Report on Form 10-K for the year ended December 31, 2002 and Item II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2003 for a discussion of trends through March 31, 2003. The discussion below focuses on the change in this information as of and for the three months ended June 30, 2003.

        Delinquencies.    Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the cardholder's minimum payment is not received by the specified date on the cardholder's statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See the "Charge offs" discussion as well.

        The account management strategies that we use on our portfolio are intended to manage and to the extent possible reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (see "Collections Strategies" below) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

        The following table presents the delinquency trends of our credit card receivables on a managed receivables portfolio basis:

	At or for the Three Months Ended
	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Total
Receivables delinquent:
30 to 59 days past due	$111,452	$99,723	$155,615	$155,897	$104,337	$68,423	$86,501	$70,280
60 to 89 days past due	74,330	80,234	105,966	120,868	67,154	57,227	62,975	55,967
90 or more days past due	162,463	247,903	282,685	252,800	136,501	163,715	147,407	141,467

Total 30 or more days past due	$348,245	$427,860	$544,266	$529,565	$307,992	$289,365	$296,883	$267,714

Total 60 or more days past due	$236,793	$328,137	$388,651	$373,668	$203,655	$220,942	$210,382	$197,434

Receivables delinquent as % of period-end loans:
30 to 59 days past due	5.0%	3.9%	5.6%	5.1%	4.6%	3.8%	4.6%	3.9%
60 to 89 days past due	3.3	3.3	3.8	4.0	3.0	3.2	3.3	3.1
90 or more days past due	7.2	10.0	10.1	8.3	6.0	9.0	7.8	7.8

Total 30 or more days past due	15.5%	17.2%	19.5%	17.4%	13.6%	16.0%	15.7%	14.8%

Total 60 or more days past due	10.5%	13.3%	13.9%	12.3%	9.0%	12.2%	11.1%	10.9%

        Our 60 or more days past due delinquency rates have decreased due to the results of our account management strategies as discussed above, new collections management for our Fingerhut receivables and new and improved collection strategies in general. The increase in the 30 to 59 day category is due to seasonality as the first quarter tends to be a period of higher payments and thus fewer new delinquent accounts.

        The following table separately reports our receivables delinquency trends for our originated portfolio:

	At or for the Three Months Ended
	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Originated Portfolio
Receivables delinquent:
30 to 59 days past due	$68,583	$56,066	$75,193	$71,630	$75,024	$63,423	$79,820	$64,938
60 to 89 days past due	45,327	46,803	56,415	57,930	53,101	54,273	59,613	52,633
90 or more days past due	98,249	135,259	146,799	147,070	130,996	157,866	141,168	133,599

Total 30 or more days past due	$212,159	$238,128	$278,407	$276,630	$259,121	$275,562	$280,601	$251,170

Total 60 or more days past due	$143,576	$182,062	$203,214	$205,000	$184,097	$212,139	$200,781	$186,232

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.6%	3.8%	4.7%	4.4%	4.6%	3.7%	4.5%	3.9%
60 to 89 days past due	3.0	3.1	3.5	3.5	3.2	3.2	3.4	3.1
90 or more days past due	6.6	9.0	9.2	9.0	8.0	9.3	7.9	7.9

Total 30 or more days past due	14.2%	15.9%	17.4%	16.9%	15.8%	16.2%	15.8%	14.9%

Total 60 or more days past due	9.6%	12.1%	12.7%	12.5%	11.2%	12.5%	11.3%	11.0%

        Our delinquency rates have decreased in general given the positive effects of our account management strategies and the results of new collections initiatives. The increase in the 30 to 59 day category is due to seasonality as discussed previously.

        The following table separately reports our receivables delinquency trends for our purchased portfolio:

	At or for the Three Months Ended
	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Purchased Portfolio
Receivables delinquent:
30 to 59 days past due	$26,421	$28,563	$44,819	$59,770	$4,937	$5,000	$6,681	$5,342
60 to 89 days past due	16,899	20,498	32,952	44,612	2,900	2,954	3,362	3,334
90 or more days past due	38,243	63,027	92,180	67,516	5,253	5,849	6,239	7,868

Total 30 or more days past due	$81,563	$112,088	$169,951	$171,898	$13,090	$13,803	$16,282	$16,544

Total 60 or more days past due	$55,142	$83,525	$125,132	$112,128	$8,153	$8,803	$9,601	$11,202

Receivables delinquent as % of period-end loans:
30 to 59 days past due	6.5%	5.0%	6.1%	6.8%	5.7%	4.8%	5.9%	4.4%
60 to 89 days past due	4.2	3.6	4.5	5.1	3.4	2.9	3.0	2.7
90 or more days past due	9.3	11.0	12.6	7.7	6.1	5.7	5.5	6.4

Total 30 or more days past due	20.0%	19.6%	23.2%	19.6%	15.2%	13.4%	14.4%	13.5%

Total 60 or more days past due	13.5%	14.6%	17.1%	12.8%	9.5%	8.6%	8.5%	9.1%

        Our 90 day or more rates have decreased principally due to the results of our new collections initiatives. In particular, as related to the receivables underlying the Fingerhut Trust, we are seeing much stronger performance than originally anticipated or projected based on the impact that several new management team members and their added collections initiatives are having on the Fingerhut collections operations. The increase in the 30 to 59 day category is due to seasonality as discussed previously. The slight increase in the 60 to 89 day category is due to the fact that while the aggregate dollars of delinquencies are decreasing, the rate at which they are decreasing is not quite as fast as the rate of decline in the receivables balance.

        The following table presents our receivables delinquency trends for 50% of the receivables underlying the CSG Trust:

	As of
	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$16,448	$15,094	$35,603	$24,497	$24,376
60 to 89 days past due	12,104	12,934	16,598	18,326	11,153
90 or more days past due	25,971	49,617	43,706	38,214	252

Total 30 or more days past due	$54,523	$77,645	$95,907	$81,037	$35,781

Total 60 or more days past due	$38,075	$62,551	$60,304	$56,540	$11,405

Receivables Delinquent as % of period-end receivables:
30 to 59 days past due	4.8%	3.8%	7.7%	4.7%	4.5%
60 to 89 days past due	3.5	3.2	3.6	3.5	2.1
90 or more days past due	7.5	12.4	9.5	7.4	0.0

Total 30 or more days past due	15.8%	19.4%	20.8%	15.6%	6.6%

Total 60 or more days past due	11.0%	15.6%	13.1%	10.9%	2.1%

        Delinquency rates within the receivables underlying the CSG Trust demonstrate the charge off during the second quarter of 2003 of a large portion of one particular bucket of delinquent receivables that was associated with CSG's conversion of processings systems and related account management actions taken in connection therewith in the fall of 2002; this particular bucket of delinquent receivables, which existed at March 31, 2003, represented a higher level of delinquent accounts at that date. CSG's delinquency rates have also been favorably impacted by new collection initiatives. The increase in the 30 to 59 day category is due to seasonality as discussed previously.

        Charge offs.    In the tables that follow, the gross yield ratio represents billed finance charges and late fees as a percentage of average managed receivables. The other credit card income ratio represents the aggregate of other fees and income earned on credit cards (such as annual membership fees, over-limit fees, cash advance fees, interchange fees, ancillary products revenues and recoveries of acquired defaulted receivables) as a percentage of average managed receivables. Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs include only the principal amount of these losses, net of recoveries; they exclude accrued finance charges and fee charge offs, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer's bankruptcy or death. In some cases of death, however, receivables are not charged off if, with respect to the deceased customer's account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

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

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	33.0%	33.5%	34.0%	32.4%	29.9%	32.3%	32.8%	33.9%
Other credit card income ratio	9.2%	9.1%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%
Combined gross charge offs	$206,451	$240,336	$248,919	$182,964	$143,840	$129,251	$122,753	$103,933
Net charge offs	$123,062	$133,667	$123,877	$71,621	$72,979	$68,407	$70,207	$63,759
Adjusted charge offs	$64,744	$67,180	$67,193	$64,080	$72,979	$68,407	$70,207	$63,759
Combined gross charge off ratio	35.0%	36.5%	34.2%	23.7%	29.6%	27.8%	26.7%	23.8%
Net charge off ratio	20.9%	20.3%	17.0%	9.3%	15.0%	14.7%	15.3%	14.6%
Adjusted charge off ratio	11.0%	10.2%	9.2%	8.3%	15.0%	14.7%	15.3%	14.6%

        Gross yield decreased in the three months ended June 30, 2003 due to the currently liquidating status of each of our portfolios. That is, as the amount of our managed receivables have decreased, so have our billed finance charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate.

        The results of Jefferson Capital are included in the other credit card income ratio within the above table, but are excluded from the remaining tables within this section because such results are not tied to any particular portfolio of managed receivables.

        Analysis of the above charge off data for the three months ended June 30, 2003 shows (1) decreasing dollar amounts of our charge offs and (2) an increase in the net charge off and adjusted charge off ratios. The first of these trends is associated principally with the reduction in the size of our portfolio of managed receivables. The second is associated with the exclusion of any acquired accounts that were at a late stage of delinquency and at or near charge off by the seller on the dates of our 2002 portfolio acquisitions; this effect of our portfolio acquisitions began to normalize within our charge off data in the fourth quarter of 2002 and continued in 2003, and it occurs as some portion of the non-excluded acquired receivables season into later stage delinquency status and ultimately are charged off during the first six to nine months or so following an acquisition. In general and consistent with the factors noted above, while we have seen declines in the absolute dollar amounts of our charge offs, they are not declining as rapidly as the average managed receivables within the denominator of the respective charge off ratio calculations.

        The following table presents the charge off data for our originated portfolio:

	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	31.8%	32.4%	32.6%	32.6%	30.4%	32.9%	33.5%	34.7%
Other credit card income ratio	7.0%	6.3%	7.6%	7.6%	7.6%	7.7%	9.0%	9.6%
Combined gross charge offs	$114,414	$131,411	$138,362	$125,700	$140,031	$125,755	$118,876	$99,220
Net charge offs	$63,349	$65,068	$65,336	$62,409	$70,347	$66,364	$68,455	$60,653
Combined gross charge off ratio	31.1%	33.8%	34.4%	30.6%	33.5%	28.7%	27.6%	24.5%
Net charge off ratio	17.2%	16.8%	16.2%	15.2%	16.8%	15.2%	15.9%	15.0%

        Gross yield decreased in the three months ended June 30, 2003 due to the current liquidating status of our originated portfolio. That is, as the amount of our managed receivables have decreased, so have our financed charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate.

        Our combined gross charge off ratio has declined slightly due those factors cited in our discussion of our improved delinquency rates; however, our net charge off ratio has increased slightly due to some slight changes in the relative mix of our finance charge and fee charge offs relative to our principal charge offs, especially as we have seen an increase in bankruptcies which tend to have relatively higher principal balance charge offs.

        The following table presents the charge off data for our purchased portfolio:

	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	39.4%	38.5%	40.4%	34.2%	25.0%	22.0%	23.3%	23.6%
Other credit card income ratio	2.0%	0.3%	0.2%	0.2%	2.7%	2.7%	1.9%	3.4%
Combined gross charge offs	$53,130	$69,167	$71,729	$22,597	$3,398	$3,496	$3,877	$4,713
Net charge offs	$35,087	$42,457	$34,245	$4,960	$2,222	$2,043	$1,752	$3,106
Adjusted charge offs	$1,395	$2,112	$1,857	$1,671	$2,222	$2,043	$1,752	$3,106
Combined gross charge off ratio	41.2%	42.5%	35.4%	9.9%	14.5%	12.9%	13.2%	14.8%
Net charge off ratio	27.2%	26.1%	16.9%	2.2%	9.5%	7.5%	6.0%	9.8%
Adjusted charge off ratio	1.1%	1.3%	0.9%	0.7%	9.5%	7.5%	6.0%	9.8%

        Gross yield increased slightly in the three months ended June 30, 2003 due to the liquidating status of our purchased portfolio. That is, as the amount of our managed receivables have decreased, so have our finance charges and late fees, but our finance charges and late fees for the purchased portfolio have fallen at a slightly lower rate than the managed receivables levels within the portfolio.

        During the three months ended June 30, 2003, the other credit card income ratio was favorably affected by income that we realized associated with the Fingerhut receivables customer list. We expect this ratio to return to historical levels again beginning with the third quarter of 2003.

        The purchased portfolio reflects the fact that we did not record within our managed receivables data any acquired receivables that were at a late stage of delinquency and at or near charge off by the seller on the date of our acquisition of the Fingerhut portfolio of managed receivables. This effect of our portfolio acquisitions began to normalize within our charge off data in the fourth quarter of 2002 and continued into the first and to a lesser extent the second quarter of 2003; this occurs as some portion of the non-excluded acquired receivables season into later stage delinquency status and ultimately are charged off during the first six to nine months or so following an acquisition. Despite these effects, we did see a decline in the overall absolute dollar amount of charge offs. Nevertheless, our net charge off ratio increased slightly because the decline in the dollar amount of our principal charge offs was not as rapid as the decline in the purchased portfolio's average managed receivables balances.

        The following table presents the charge off data for 50% of the receivables underlying the CSG Trust:

	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
Gross yield ratio	28.9%	29.8%	28.0%	28.8%	27.3%
Other credit card income ratio	6.8%	6.6%	5.1%	4.9%	3.7%
Combined gross charge offs	$38,907	$39,758	$38,827	$34,667	$410
Net charge offs	$24,626	$26,142	$24,296	$4,252	$410
Adjusted net charge offs	$—	$—	$—	$—	$410
Combined gross charge off ratio	41.6%	36.8%	31.6%	26.2%	0.9%
Net charge off ratio	26.3%	24.2%	19.8%	3.2%	0.9%
Adjusted charge off ratio	—%	—%	—%	—%	0.9%

        The slight decline in gross yield is the result of slight mix changes in the portfolio of CSG Trust managed receivables. These mix changes are associated with account management actions taken late in the fourth quarter of 2002, as well as the timing of and manner in which the CSG Trust managed receivables are being liquidated. These factors also explain the slight second quarter improvement in the other credit card income ratio.

        The largely negative trend in charge offs for the CSG Trust managed receivables reflect a fairly large volume of charge-offs that CSG experienced during the second quarter of 2003 associated with delinquencies that arose at the time of CSG's conversion of processing systems in the fall of 2002. For quarters prior to the second quarter of 2003, this trend is explained by the fact that CSG did not record within its managed receivables data any acquired receivables that were at a late stage of delinquency and at or near charge off by the seller on the date of its acquisition of the CSG Trust portfolio of managed receivables. This effect of began to normalize within CSG's charge off data in the fourth quarter of 2002 and continued into the first quarter of 2003; this occurs as some portion of the non-excluded acquired receivables season into later stage delinquency status and ultimately are charged off during the first six to nine months or so following an acquisition. These trends were magnified within the respective charge off ratio computations for the three months ended June 30, 2003 by the effects of significant average managed receivables decreases within the denominator of the respective ratio calculations. As the CSG managed receivables portfolio liquidates, expected reductions in the absolute dollar amount of charge offs may not keep pace with the rate of decline in the CSG average managed receivables balances.

        Credit Losses.    For securitized receivables, anticipated credit losses, as well as actual charge offs, are reflected in the calculation of income (loss) from retained interests in credit card receivables securitized. In evaluating credit losses for purposes of our GAAP computations, we take into consideration several factors, including (1) historical charge off and recovery activity by receivables portfolio, (2) recent and expected delinquency and collection trends by receivables portfolio, (3) the impact of current economic conditions and recent economic trends on the customers' ability to repay and (4) the risk characteristics of the portfolios. Substantially all of our credit card receivables have been securitized in transactions qualifying under Statement No. 140, and as such, we have removed these securitized receivables from our balance sheets within our GAAP financial statements.

        Collections Strategies.    The goal of the collections process is to collect as much money from the cardholder as possible in the most cost effective and efficient manner. To this end, we employ competitive techniques that focus on having the lowest possible delinquencies for our portfolios. As part of our collection analysis and consistent with what we believe to be prevalent industry practice, we evaluate our economic investment in the cardholder (i.e., the principal balance) and aggressively attempt to recover our economic investment made on each receivable.

        We consider management's experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder's APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer's payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer's minimum payment once a certain number of minimum payments are received. Additionally, we employ re-aging techniques (i.e., make a customer current after a certain number or amount of payments are received) in accordance with applicable Federal Financial Institution Examination Counsel ("FFIEC") guidelines. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service ("CCCS") program by waiving a certain percent of a customer's debt that is considered our "fair share" under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

        Our collection strategies include utilizing both internal and third-party collectors and creating a competitive process of rewarding the most effective and efficient group of collectors from within our system and among third-party agencies. We divide our portfolios into various groups that are statistically equivalent and provide these groups of accounts to our various internal and external collection companies. We compare the results of the internal and external collectors against one another to determine which techniques and which collection groups are producing the best results.

        The various credit card data and charge off statistics above generally reflect our application of customer payments first to accrued finance charges, then to fees, and then to principal. However, pursuant to the payment application discretion that we have under our cardholder agreements, we may vary from this general payment application priority where appropriate at certain stages of an account's delinquency to assist our collectors in evaluating our cardholder relationships against our economic investment made in the cardholder relationship. To assist them in making this evaluation, we have, in certain circumstances and at certain stages of an account's delinquency, applied customer payments first to principal and then to accrued finance charges and fees. Application of payments in this manner permits our collectors to know real time the degree to which a customer's payments over the life of an account have covered the principal credit extensions to the customer over the life of the account. This allows our collectors to readily identify our potential "economic" loss associated with a charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). Armed with this information, our collectors will focus on settling with customers in a way that ideally will best protect us from economic loss on the cardholder relationship. Under this approach, for example, our collectors may forgo collections of accrued finance charges and fees in order to preserve our opportunity to at least achieve repayment of our principal credit extensions to the cardholder. Our selection of collection techniques, including, for example, whether we apply payments to finance charges or principal, impacts the statistical performance of our portfolios.

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

Results of Operations

        Our results of operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Dollars in millions except per share data)
Net income (loss)	$21.4	$(36.1)	$55.7	$(34.0)
Net income (loss) attributable to common shareholders	$20.3	$(37.1)	$53.5	$(36.0)
Diluted income (loss) per share	$0.42	$(0.80)	$1.08	$(0.77)

        The increase in our net income was principally due to the earnings of our equity method-investee ($13.6 million and $27.9 million pre-tax income for the three and six months ended June 30, 2003), the positive performance of our acquired retained interests in the Fingerhut Trust ($10.9 million and $76.3 million of pre-tax income from retained interests in credit card receivables securitized for the three and six months ended June 30, 2003), the servicing fees that we earn associated with the managed receivables of the CSG Trust ($9.2 million and $19.8 million pre-tax servicing income for the three and six months ended June 30, 2003), and the performance of our charged off paper recovery operations ($5.8 million and $10.2 million pre-tax income for the three and six months ended June 30, 2003). These positive effects were partially offset, however, by (1) the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio at June 30, 2003 (reflecting both diminished advance rates against our portfolio of originated receivables and certain amounts being retained at the master trust for our originated portfolio as one of its facilities gets closer to an expected accumulation period), and (2) the decline in the managed receivables underlying and the corresponding reduction in billings within our originated portfolio; these factors account for a $4.9 million and $34.9 million of pre-tax loss from retained interests in credit card receivables securitized for the originated portfolio for the three and six months ended June 30, 2003. The changes in our originated portfolio are additionally reflective of the following that occurred during the second quarter of 2002: (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based on changes in bank regulatory guidelines, and (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset, however, by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

        Our 2003 results also reflect reductions in our marketing efforts and expenses because we believe that, while we have access to liquidity for our origination activities, the advance rates and other terms underlying this available liquidity do not allow us to earn our, and our shareholders', desired returns on equity. We have chosen to focus our 2003 growth efforts on portfolio acquisition, rather than marketing and origination activities for our traditional underserved market. We are undergoing some marketing efforts and experiencing some originations, however, thus far in 2003 pursuant to our efforts in 2003 to move down to the lower end of the FICO scoring system with more of a fee-based card product.

Net Interest (Expense) Income

        Net interest (expense) income consists of interest income earned on cash and cash equivalents less interest expense. We had $1.4 million of net interest expense for the three months ended June 30, 2003, versus $0.3 million of net interest income for the three months ended June 30, 2002. We also had $3.5 million of net interest expense for the six months ended June 30, 2003, and $0.6 million of net interest income for the six months ended June 30, 2002. The decrease in net interest income of $4.1 million thus far in 2003 is due primarily to interest expense associated with debt used to purchase our ownership interest in CSG in the second quarter of 2002. While this loan was paid off during 2002, the lender is entitled to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense. Based on the facts that the CSG Trust triggered an anticipated early amortization event in June 2003 and that we therefore do not anticipate receiving anymore excess cash flows from CSG until the middle of 2006, we anticipate interest expense decreasing over the remainder of 2003.

Income (Loss) from Retained Interests in Credit Card Receivables Securitized

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

        The following table breaks down our income (loss) from retained interests in credit card receivables securitized between originated and purchased portfolios:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in millions)
Income (loss) from retained interests in credit card receivables securitized:
Originated portfolio	$(4.9)	$(63.0)	$(34.9)	$(55.3)
Purchased portfolio (1)	$15.7	$0.1	$82.0	$(1.9)

Total	$10.8	$(62.9)	$47.1	$(57.2)

(1)
This amount includes $10.9 million and $76.3 million for the three and six months ended June 30, 2003 related to the Fingerhut Trust.

        The increase in total income from retained interests in credit card receivables securitized can be attributed principally to the strong performance of our retained interests in the Fingerhut Trust (acquired in July 2002), partially offset, however, by the anticipated reduction in the profitability of the retained interests in our originated portfolio. Profitability reductions associated with the retained interests in our originated portfolio have resulted from our ceasing of marketing efforts with respect to the portfolio, which has stopped growth through the addition of new accounts to the portfolio and caused a greater percentage of our originated portfolio managed receivables to age into two and three-plus year vintages for which higher charge offs are the norm. Further, the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio during 2003 has also reduced profitability.

        As noted by comparing the purchased portfolio's income from retained interests in credit card receivables between the three and six months ended June 30, 2003, an expected early amortization of the Fingerhut Trust securitization facility was triggered during the first quarter of 2003. The net effect of this trigger is that the Company (1) experienced a significant reduction in income under EITF 99-20 associated with the Fingerhut Trust in the second quarter of 2003, and (2) like in the second quarter of 2003, will have significantly diminished EITF 99-20 income associated with the Fingerhut Trust throughout the remainder of 2003 and the first half of 2004.

        As discussed previously, the changes in our originated portfolio's income from retained interests are additionally reflective of the following that occurred during the second quarter of 2002: (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based on changes in bank regulatory guidelines, (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset, however, by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

        Management estimates the fair value of the retained interests at the end of each period. Fair value is estimated as the amount the retained interests could be bought for, or sold for, in a current transaction between willing parties, specifically, other than in a forced liquidation. We believe that quoted market prices in active markets are the best evidence of fair value. Because quoted market prices are not available for our retained interests, the estimated fair value is based on the best information available under the circumstances. As such, we utilize a discounted cash flow approach, under which our estimated future cash flows are discounted at the estimated rate of return that we believe an investor in our retained interests would expect to be associated with such an investment (the "residual cash flows discount rate"). Our computations of fair value are, therefore, based on the estimated present value of future cash flows using our best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used to value the seller's interest, interest-only strip and servicing liability for the receivables that we have securitized as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interests as well as the realization of expected future cash flows:

	At or for the Three Months Ended
	2003		2002
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Percentages annualized)
Assumptions:
Payment rate (monthly)	6.8%	6.8%	6.7%	6.7%	7.1%	7.1%
Expected credit loss rate (annualized)	18.0%	18.4%	18.0%	16.7%	16.6%	16.7%
Residual cash flows discount rate	22.5%	22.5%	22.5%	22.5%	22.5%	34.9%
Servicing liability discount rate	14.0%	14.1%	14.1%	14.1%	14.1%	14.1%

        Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. The payment rate decreased during the last half of 2002, primarily due to the seasoning of the originated portfolio and the effects of the generally poor economic climate on our cardholders. The expected credit loss rate decreased during the June 30, 2003 quarter as a result of improved collection efforts and some improvements in the general economic environment being experienced by our cardholders resulting in fewer delinquent accounts. We compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate. Our servicing liability discount rate is based on management's estimate of the required returns for companies that service similar assets.

        The residual cash flows discount rate is dependant on the asset backed securities market and the various companies that make up this market (e.g., Providian, Capital One, Metris, and CompuCredit). The asset backed securities market is influenced by the results of the issuers who participate in the market, as well as (a) the reaction of rating agencies to the results of issuers, (b) general economic conditions and (c) the investment appetite of investors, which include banks, commercial paper conduits administered by banks, money market funds, pension funds, hedge funds and insurance companies. Also, as demonstrated to us in December 2001, they also are impacted by our own perceived liquidity and negotiating positions. However, absent exigent circumstances, the asset backed securities market tends to react to the overall performance of the group as opposed to the individual companies comprising the group (i.e., the advance rates, pricing and terms available are responsive to the peer group that includes us, as opposed to just us).

        Our residual cash flows discount rate was volatile during the latter part of 2001 and the first half of 2002. That volatility was unprecedented and unforeseen, both by us and other market participants, but reflected the prevailing market conditions in the asset backed securities market as well as our own liquidity. During the fourth quarter of 2001, we completed transactions at very unfavorable pricing, which yielded a 35% return to the buyers. This pricing reflected the deterioration of the asset backed securities markets and our near-term liquidity needs in December 2001. The December transaction was the most readily available information upon which to base the Company's fourth quarter 2001 discount rate estimate—at that point we increased our discount rate to 34.9%. During the first quarter of 2002, due to the continued general weakness of the economy and the continued stress and liquidity challenges that we saw in the asset backed securities markets, we did not believe that there was sufficient evidence to warrant a reduction in our discount rate. In the second quarter of 2002, however, our liquidity position improved with the purchase (through our 50%-owned equity method investee, CSG) of the retained interests from Providian. Additionally, we finalized the terms of a new securitization structure with more favorable advance rates, pricing and other terms. As a result, we concluded, after consultation with and corroboration by an independent third-party valuation firm, that a reduction in our discount rate was warranted. The valuation techniques utilized by the third-party valuation firm included analyzing our recent transactions and our competitors (both direct and indirect) discount rates and cost of equity, with equal weighting given to each. Since June of 2002, we have not seen any evidence indicating that any further adjustment in our discount rate is necessary; thus, our residual cash flows discount rate has remained at 22.5% at the end of all financial reporting periods since the second quarter of 2002.

        The various assumptions in the above table relate only to receivables that we have securitized and do not apply to retained interests that we have purchased. The Fingerhut Trust retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method; during the three and six months ended June 30, 2003, $10.9 million and $76.3 million of such excess cash flows were amortized into income under EITF 99-20. Because the Fingerhut Trust triggered an early amortization event in March of 2003 (as discussed above and further in the Liquidity, Funding, and Capital Resources section), the Company anticipates reduced income (more or less consistent with second quarter 2003 income levels) under EITF 99-20 associated with the Fingerhut Trust for at least the next four quarters.

        Our retained interests in credit card receivables securitized include the following:

	June 30, 2003	December 31, 2002
	(In thousands)
I/O strip	$81,376	$99,964
Accrued interest and fees	15,829	15,804
Servicing liability	(68,321)	(108,010)
Fair value of Seller's Interest	344,320	283,681

Retained interests in credit card receivables securitized	$373,204	$291,439

        The I/O strip reflects the estimated fair value of our rights to future income from the portfolios and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the estimated fair value of the costs to service the receivables above and beyond the servicing income we expect to receive from the securitizations. The change in the servicing liability associated with the Fingerhut Trust (a reduction of $12.7 million and $26.2 million in the three and six months ended June 30, 2003) is included in servicing income. The fair value of seller's interests includes all of the retained interests we own in our securitization structures. Our I/O strip has decreased from December 31, 2002, primarily due to the fact that we did not add any significant new accounts or receivables during 2003. The reduction in our servicing liability since December 31, 2002 was expected because the period to which the Fingerhut Trust servicing liability relates has elapsed by another six months—when we purchased the Fingerhut Trust retained interests from Federated in July 2002, we also assumed a servicing liability associated with the retained interests, and that liability is being amortized over the expected servicing period for the receivables underlying retained interests. The fair value of seller's interest increased from December 31, 2002, principally due to increased credit enhancement requirements and levels associated with certain of our originated portfolio securitization facilities, as well as certain amounts being retained at the master trust underlying our originated portfolio as one of the master trust securitization facilities gets closer to a required accumulation period.

Equity Method Investment in CSG

        Under the equity method of accounting for our CSG investment, we recorded approximately $13.6 million and $27.9 million of pretax income during the three and six months ended June 30, 2003. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired from the CSG Trust in the second quarter of 2002. During the six months ended June 30, 2003, we received approximately $36.7 million in cash distributions from CSG. During the second quarter of 2003 and as expected at the time of acquisition, a principal balance trigger occurred, and hence an early amortization began. While we received distributions from CSG in June 2003, the occurrence of this trigger event has caused CSG to cease its cash distributions to the Company, and it will not commence again until approximately the second quarter of 2006. Accordingly, all significant income from our equity method investment will cease until distributions begin again. The occurrence of this trigger event should not impact, however, our expected future cash flows associated with servicing of the CSG Trust receivables or our investment in CSG Trust notes.

Other Operating Income

        Other operating income, excluding securitization income, income from retained interests in credit card receivables securitized, and our equity in income of equity method investee, consists of the following for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Recoveries of purchased charged off paper	$12,834	$—	$22,242	$—
Gross servicing income	24,863	2,394	52,529	3,679
Other credit card fees and other income	25,884	31,775	50,250	65,055

Total other operating income	$63,581	$34,169	$125,021	$68,734

        The increase in other operating income during 2003 principally relates to (1) the performance of our new Jefferson Capital subsidiary in its collections on purchased charged off credit card receivables, and (2) the increase in servicing revenue associated with the purchase of the retained interests in the Fingerhut Trust and the investment in CSG, as we service 100% of both of these portfolios. These increases were offset by a decrease in our ancillary product revenue and interchange fees. The ancillary product revenue category is very sensitive to our new account growth since historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. Thus far during 2003, we have originated fewer accounts than in prior years, and this has resulted in the decrease in ancillary product revenue. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us based on the purchase volume on our credit card receivables. Interchange fees have decreased thus far during 2003 primarily due to a decrease in purchase volume of our cardholders. Because our added Fingerhut receivables are associated with private label cardholder accounts that do not have interchange agreements, the addition of these specific receivables in 2002 did not cause any movement in our interchange fee levels.

Other Operating Expense

        Other operating expense consists of the following for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Salaries and benefits	$4,428	$3,028	$8,769	$6,624
Credit card servicing	33,456	15,817	71,503	35,887
Marketing and solicitation	2,827	2,417	4,414	5,041
Depreciation	3,905	3,620	7,770	7,190
Other	8,783	6,654	17,322	14,116

Total other operating expense	$53,399	$31,536	$109,778	$68,858

        Other operating expense increased due primarily to servicing expenses associated with servicing 100% of the receivables in the CSG Trust and the Fingerhut Trust. Credit card servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Our credit card servicing costs also include outsourced collections and customer service expenses. Based on the growth of the receivables we service, we have increased our infrastructure, customer service and collection personnel. The increase also reflects the costs associated with collections of purchased charged off credit card receivables by our new Jefferson Capital subsidiary. Salaries and benefits include the salaries and benefits associated with non-collections and non-customer service personnel; we have experienced moderate increases for this category of expense as well given growth in the level of receivables that we manage. Depreciation expense increased due to growth in our infrastructure to support our increase in managed receivables.

        Year to date in 2003, marketing and solicitation costs decreased due to reduced budgeted levels of direct mail, telemarketing, internet and television campaigns. Our 2003 marketing and solicitation activities are being limited strictly to our new fee-based card offering to consumers at the lower end of the FICO scoring system as discussed above. These activities began during the second quarter of 2003.

        Other expense includes professional fees, net occupancy costs, ancillary product expense, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, bad debt provision on a de minimis level non-securitized receivables, office supplies and other miscellaneous expenses. Our expenses within the other expense category generally have increased incrementally as we have added infrastructure to support the growth in managed receivables. Ancillary product expense decreased due to a decrease in ancillary product marketing which resulted in a decrease in ancillary products sold. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.05% of our average managed receivables in any given year.

Income Taxes

        Our effective tax rate was 35.8% for 2003 and 35.0% for 2002. The increase was due to certain of our operations now being subject to various state income taxes, partially offset, however, by the tax benefit associated with the exercise of stock options by employees.

Liquidity, Funding and Capital Resources

        A primary financial goal of the Company is to maintain an adequate level of liquidity through active management of assets and liabilities. At June 30, 2003, we had approximately $100 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During the first six months of 2003, we generated approximately $73.8 million in cash flow from operations, compared to using approximately $9.6 million in cash flow from operations during the first six months of 2002. The $83.4 million increase was due primarily to the increase in our managed receivables and the collections thereon, principally those managed receivables underlying the Fingerhut Trust, as well as the collections by our Jefferson Capital operations.

  •
  During the first six months of 2003, we utilized approximately $96.1 million in cash flow in investing, compared to approximately $33.1 million in cash flow used by investing activities during the first six months of 2002. The $63.0 million increase was due primarily to (i) our having to fund a principal funding account associated with one of our master trust facilities, (ii) certain amounts being retained within our originated portfolio master trust as one of our securitization facilities gets closer to a required accumulation period and (iii) our investment through our new Jefferson Capital recovery unit in charged off credit card receivables paper.

  •
  During the first six months of 2003, we generated approximately $2.2 million in cash flow from financing, compared to generating approximately $14.8 million in cash flow from financing during the first quarter of 2002. The $12.6 million decrease was due primarily to net proceeds from short-term borrowings that occurred in the first six months of 2002, but did not occur in the first six months of 2003.

        Our most significant uses of cash are operating expenses, the purchase of the credit card receivables that arise in the accounts that are issued through our relationships with third-party account-owning financial institutions and marketing expenses. We raise cash by selling the credit card receivables into our securitization programs as discussed previously. When we sell the receivables, we receive cash and a retained interest. Because the amount of cash that we receive is less than the face amount of the receivables, this retained interest is a use of cash for us. The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts. This cash is allocated by the securitization agreements to pay us for servicing the receivables, to pay interest on the investors' notes and to repay any principal portions of the investors' notes that are due. Any excess cash after the above allocations is remitted to us as owner of the retained interests.

        As of June 30, 2003, we had net servicing liabilities of $40.6 million and $27.7 million on our Fingerhut and originated portfolios, respectively. In March 2003, and as expected, the Fingerhut Trust triggered an early amortization as discussed below. As a result of this, unless this securitization facility is refinanced on terms more favorable to us, we will experience significantly diminished cash flows from the Fingerhut Trust until all investors are repaid (currently estimated to be the third quarter of 2004). Nevertheless, we expect that these substantially diminished cash flows will be sufficient throughout the early amortization period to fully fund our excess servicing obligation associated with the Fingerhut managed receivables. That is, the combination of the servicing fee that we will receive from the Fingerhut Trust during the early amortization period and the excess cash flows that we will receive from the finance charge collections from the Fingerhut Trust are expected to be sufficient enough to fully fund the servicing expenses of this portfolio until the investors in the trust are repaid.

        Like the Fingerhut Trust, the CSG Trust hit an early amortization trigger during the second quarter of 2003, and CSG stopped receiving cash from the CSG Trust during June 2003. The CSG Trust securitization facility is unique in that it was structured by the seller of the retained interests as a liquidating trust—essentially providing for limited purchasing volume and liquidating account balances over the term of the facility. Moreover, triggers were specifically designed to cause early amortization and repayment to the investors based on the rate of liquidation of the receivables within the CSG Trust. In evaluating its purchase of the CSG Trust retained interests and in establishing its purchase price for those retained interests, CSG fully anticipated a first quarter to second quarter of 2003 early amortization event. Now that the CSG Trust has hit this early amortization trigger, CSG is not expected to resume receipts of cash from the CSG Trust until the middle of 2006. This event will cause CSG, as our equity method investee, to cease making cash distributions to us. We expect, however, to continue to receive throughout the early amortization period adequate compensation for servicing the receivables underlying the CSG Trust. We also expect that the CSG Trust will continue to make payments to the Company in respect of the Company's investment in CSG Trust bonds.

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

        During the third quarter of 2002, our Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent of the outstanding shares) of its outstanding common stock. Under the repurchase plan, the Company may buy back shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost on our consolidated balance sheet. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $247,800. We did not repurchase any shares during the second quarter of 2003. To date, we have purchased 872,900 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

        On August 1, 2003, we used $26.5 million of our unrestricted cash reserves to purchase a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero"). Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a certificated interest issued by the trust ("Embarcadero Trust"). For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust.

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

        Our operations have generated positive cash flows thus far in 2003. Key to our ability to increase our net cash flows throughout the remainder of 2003 will be (1) our successfully integrating the Embarcadero Trust acquisition into our operations, and (2) our securing, at current market advance rates, a structurally subordinate (or "paired") series associated with the $441.5 million term securitization facility (see the table in the "Securitization Facilities" section below) within our master trust that is currently expected to move into controlled accumulation late in the third quarter of 2003. We are cautiously optimistic about our ability to obtain, at acceptable advance rates and terms, the paired series that we will need in the third quarter. The cash flow benefits associated with each of the above items will serve to offset the decline in our cash flows associated with the Fingerhut and CSG early amortizations discussed above and the fact that the accumulation requirement on our $627.4 million term securitization facility (see the table in the "Securitization Facilities" section below) is greater than the funds available from the structurally subordinate series associated with that facility. We anticipate having more than adequate cash for our operations during the year. We do, however, anticipate attempting to raise additional funds as discussed elsewhere herein.

Securitization Facilities

        Our most significant source of liquidity is the securitization of credit card receivables. As of June 30, 2003, we had total securitization facilities of $2.5 billion and had used approximately $1.7 billion of these facilities. The weighted-average borrowing rate on these facilities at June 30, 2003 was approximately 2.5%. The maturity terms of our securitizations vary. These facilities include the outstanding amounts on two floating rate, three-year term securitizations of approximately $441.5 million that we completed during July 2001 and approximately $627.4 million that we completed during August 2000, several one-year securitizations and, through the Fingerhut Trust, an amortizing term securitization. Repayment for each securitization facility begins when the revolving period for the facility ends. Once repayment of a facility begins and until it is paid, cash may be accumulated within the trust (and not paid to us) in order to provide for the repayment of such facility (i.e., the cash is no longer reinvested in new credit card receivables). This is the case with our two term securitizations, the terms of which provide that cash may be accumulated as early as one year prior to the scheduled maturity date. Or, as is the case with our one-year securitizations, cash may be used to pay down the facilities beginning on the facilities' maturity date. We are able to borrow under our securitization facilities only to the extent that we have receivables that meet the eligibility requirements of each series.

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

        The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional credit enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. The aforementioned events would accelerate the need to utilize alternative funding sources. If our securitization facilities begin to trap cash flows or otherwise increase their required credit enhancement and we are unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that are trapping cash or are in their amortization period, other debt or additional equity), we would begin to close the credit card accounts that are open to new purchases and thus significantly reduce our need for any additional cash.

        In the table below, we have noted our securitization facilities (including a structurally subordinate facility) and their maturation dates as of July 31, 2003:

Maturity date	Facility limit(1)
(Dollars in millions)
September 2003(2)	$627.4
October 2003	306.0
November 2003(2)	527.5
March 2004	100.0
April 2004(3)	208.0
July 2004(4)	741.5

Total	$2,510.4

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

(2)
Represents the expected principal payment date of this amount. With respect to $627.4 million of this principal amount, in December 2002, we began accumulating payments to redeem the $600 million of Class A notes in September 2003, and the $27.4 million of Class B-1 notes in October 2003. In December 2002, we began to fund a principal funding account, and based on the cash deposited in the principal funding account, we are able to draw up to $53.3 million per month from an underlying structurally subordinate facility. Through June 2003, we had drawn $320.0 million of the $527.5 million available to be drawn from this structurally subordinate facility.

(3)
This facility is Series 1998-2 issued by the Fingerhut Trust. In August of 2002, this series entered into an expected controlled amortization period associated with this series' expected maturity date of April 15, 2004. During this period, in addition to the interest payments to investors, the trust was required to remit $22.5 million of collections received from cardholders to the investors each month towards principal. The receivables in this portfolio are decreasing rapidly because payments from cardholders significantly exceed new purchases and, as such, there are sufficient collections to make these required payments to investors. As we expected at the date of purchase, we hit a minimum principal balance trigger during March 2003 based on the rapid decline in the receivables of the portfolio. Accordingly, a significant majority of payments from cardholders, less a servicing fee, are currently being used during this early amortization period to pay principal and interest to the investors. Once the investors are repaid in full, all remaining payments received from cardholders will be remitted to us as holders of the retained interests. At the time we acquired the retained interests in the Fingerhut Trust, we had factored in both the controlled amortization period that began in August 2002, as well as the early amortization of this facility that began in March 2003. We believe collections from cardholders will be sufficient to completely repay the investors in the securitization—such repayment being expected to be completed during the third quarter of 2004. Notwithstanding that this facility is in an early amortization period, we anticipate receiving cash flows from the Fingerhut Trust during this early amortization period that, when coupled with the fees that we will receive as servicer, will fully cover our costs of servicing the receivables underlying the Fingerhut Trust.

(4)
Represents the expected principal payment date for the $441.5 million three-year term facility and the end of the revolving period for a $300 million conduit facility. However, as early as September 2003, collections within the trust on the receivables underlying the $441.5 million three-year term facility could be accumulated for the benefit of this facility and not be available to us to fund new purchases.

        Under each of the originated securitization structures arranged by the Company, there has not been an early amortization period. However, the Fingerhut Trust Series 1998-2 issuance (in which the Company acquired retained interests during the third quarter of 2002) began an early amortization during March 2003 as discussed above. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company's equity method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to the Company in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to the Company in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to the Company in respect of notes held by the Company.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K/A for the year ended December 31, 2002, we discuss the two areas, valuation of retained interests and non-consolidation of special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 4, "Purchase of Assets," and Note 5, "Off Balance Sheet Arrangements," to the financial statements included in this report, we updated our sensitivity analysis with respect to valuations.

        As discussed in Note 2, "Significant Accounting Policies," of this quarterly report, we began in late 2002 a new subsidiary focused on the acquisition and collection of defaulted credit card accounts (and their underlying charged off receivables). We account for our investment in previously charged off credit card receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for payment application and income recognition purposes. Income associated with each static pool is accrued monthly based on each static pool's effective interest rate. This effective interest rate is estimated based on the timing and amount of anticipated cash flows from the pool using the Company's proprietary pricing and collection models. We have been, and are currently in discussions with the Staff of the Securities and Exchange Commission regarding our use of the interest method under Practice Bulletin 6 as opposed to the cost recovery method. While we believe that the interest method provided for in Practice Bulletin 6 is the correct method of accounting for our acquisition of defaulted receivables, the Staff has not yet reached a conclusion as to the appropriate method, and may or may not reach the same conclusion. If it does not, we may account for these collection efforts using the cost recovery method. Under the cost recovery method, we would recognize income only to the extent that cash flows exceed our initial investment in each static pool of acquired defaulted receivables. Had we used the cost recovery method in this quarterly report and our quarterly report for the three months ended March 31, 2003, (1) our other credit card fees and other income as originally reported would be reduced by $7.1 million, $5.1 million and $12.2 million for the three months ended March 31, 2003 and June 30, 2003 and the six months ended June 30, 2003, respectively; (2) our net income as originally reported would be reduced by $4.5 million, $3.3 million and $7.8 million for the three months ended March 31, 2003 and June 30, 2003 and the six months ended June 30, 2003, respectively; and (3) our diluted earnings per share as originally reported would be reduced by $0.09, $0.06 and $0.15 for the three months ended March 31, 2003 and June 30, 2003 and the six months ended June 30, 2003, respectively. Further, the investment in defaulted receivable assets as originally reported of $7.1 million and $12.2 million as of March 31, 2003 and June 30, 2003, respectively, would be reduced to $0. There would be no impact on cash. In the event that the investments perform as and when projected, the Company would recognize the income deferred under the cost recovery method in the future periods in which it is collected.

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

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of VSI, the third-party developer of our database management system. During the six months ended June 30, 2003, we paid approximately $3.0 million to VSI and its subsidiaries for software development, account origination, and consulting services. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of June 30, 2003.

        During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for the six months ended June 30, 2003 for the sublease was approximately $78,000. Additionally, another entity in which Frank J. Hanna, Jr. is involved provides certain collection services to us for which we paid approximately $132,000 during the six months ended June 30, 2003.

        See Note 2, "Significant Accounting Policies" for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by the Company.

Forward-Looking Information

        All statements in this quarterly report concerning our operating and earnings expectations for fiscal year 2003 and our liquidity expectations and all other statements regarding our future performance (including those using words such as "believe," "estimate," "project," "anticipate, or "predict") are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002:

          (1)   The cash flows we receive from our retained interests drive our financial performance and are dependent upon the cash flows received on the credit card receivables underlying our securitizations. The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select who is issued a credit card, the pricing of the credit products, the length of the relationship with each cardholder, general economic conditions, the rate at which cardholders repay their accounts and the rate at which cardholders change or become delinquent. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance;

          (2)   We are substantially dependent upon securitizations and other borrowed funds in order to fund the credit card receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. If the advance rates for our securitizations are reduced, if investors in securitizations require greater rates of return, if we fail to meet the requirements for continued funding or if large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or liquidate in a controlled and profit maximizing manner our base of credit card receivables or it may be more expensive for us to do so. In addition, a portion of our credit card receivables cannot be financed through securitizations because of advance rate limitations and must be financed instead through capital that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions. Recently, capital has been both expensive and difficult to obtain;

          (3)   Our financial performance is, in part, a function of the aggregate amount of credit card receivables that we have outstanding. In turn, this is a function of many factors including interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above and the success of our marketing efforts. To the extent that we have over-estimated the future size our credit card receivables, in all likelihood we have over-estimated our future performance;

          (4)   Our operating expenses and our ability to effectively service our credit card accounts is dependent on our ability to estimate the future size and general growth or contraction rates of the portfolio. One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments are to compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow slower than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income. We generally have sufficient office space, customer service representatives, collectors and computer capacity to accommodate targeted future growth. However, we are dependent on labor markets to supply qualified employees at appropriate compensation when needed. To the extent that growth occurs unexpectedly, or the labor markets are tight at that time, we may encounter difficulties in accommodating that growth effectively;

          (5)   We operate in a heavily regulated industry. Changes in bankruptcy, privacy or other consumer protection laws may adversely affect our ability to collect credit card account balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes could adversely affect our ability to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply highly dependent on judgments and estimates and in a state of flux. As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations and how we measure income associated with our receivables purchases and transfers) is subject to change depending upon the interpretation of, and changes in, applicable accounting rules; and

          (6)   We routinely explore various opportunities to grow our business, including the purchase of credit card receivable portfolios and other businesses. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets and that we will not be able to produce the expected level of profitability from the acquired business or assets. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse. Additionally, we are dependent upon our relationship with our principal third-party originating financial institution any time we originate or purchase receivables.

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

        We incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying managed assets are indexed to the prime rate. This basis risk results from the potential variability in the spread between the prime rate, on the one hand, and commercial paper rates and LIBOR, on the other hand, over time. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk.

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

        At June 30, 2003, substantially all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.00% at June 30, 2003), subject to interest rate floors. At June 30, 2003, greater than 92% of our originated receivables were priced at their floor rate. The floor rate is, on average, 113 basis points above the prime rate plus the spread; as such, less than 8% of our originated receivables are essentially at or above their fixed rate floor. At June 30, 2003, our securitizations had $1.7 billion in outstanding variable rate, interest-bearing liabilities payable to investors. Should interest rates begin to rise, it is possible that, due to this gap, our managed liabilities may begin to rise in cost prior to our managed assets rising in yield. The impact of this would depend upon how much and how quickly interest rates rose and also would depend on our ability to reprice our receivables. Assuming that we could not successfully reprice our originated receivables or make other appropriate responsive changes in a timely enough fashion and assuming the application of a rise in interest rates to our managed receivables balances as of June 30, 2003, each 10 basis point increase (up to the 113 basis point average exposure set forth above) would have an approximate $1.0 million after-tax negative impact on our annual cash flows. We continue to evaluate the costs versus benefits of potential actions to mitigate this risk.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual shareholders meeting on May 6, 2003 for the purpose of electing eight members of our Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

  (1)
  Proposal to elect eight directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	37,530,957	2,568,658
Richard W. Gilbert	37,530,957	2,568,658
Frank J. Hanna, III	37,582,591	2,517,024
Richard R. House, Jr.	37,529,957	2,569,658
Gregory J. Corona	40,014,886	84,729
Deal W. Hudson	40,014,886	84,729
Mack F. Mattingly	40,014,736	84,879
Thomas G. Rosencrants	39,999,410	100,205
  (2)
  The holders of the Series A Preferred Stock submitted a unanimous written consent re-electing Nicholas B. Paumgarten as the Series A Director.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

None.

(b)
Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed four current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
April 15, 2003	7 and 9*	None
May 5, 2003	7 and 9*	None
May 15, 2003	7 and 9*	None
June 16, 2003	7 and 9*	None
*
Information furnished under Item 9 was intended to be furnished under Item 12 in accordance with SEC Release No. 33-8216.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation
August 13, 2003	By	/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III Chief Financial Officer (duly authorized officer and principal financial officer)

CERTIFICATION

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

Date: August 13, 2003
/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer and Chairman of the Board

CERTIFICATION

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

Date: August 13, 2003
/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III Chief Financial Officer

QuickLinks

CompuCredit Corporation and Subsidiaries Condensed Consolidated Balance Sheets
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
CERTIFICATION