Form 10-K/A
period 2002-12-31
COMPUCREDIT CORP
filed 2003-11-03
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Consumer and Debtor Protection Laws and Regulations

        Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm- Leach-Biley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit and impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information.

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

RISK FACTORS

        An investment in our preferred or common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus and in our other filings incorporated by reference before deciding to invest in our stock. The risks described below and in our other filings incorporated by reference are the ones that we currently consider material, although they are not the only ones facing our company. There may be risks that a particular investor views differently from us, and our analysis may be wrong. Additional risks not presently known to us, or which we currently consider immaterial may also adversely affect us. If any of the following risks actually occur, or other risks that we face, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We will update these risks as required by law.

        Set forth below are factors that we believe may affect our performance or cause actual results to differ materially from forward-looking statements that we have made or may make in the future. The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be material at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that are not presently known to us or that we currently consider immaterial, but that may in fact impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed and the trading price of our common stock could decline. We will update these risks as required by law.

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

        The excess cash from the securitization structure associated with the Fingerhut Trust retained interests we purchased in 2002 was $128.9 million during 2002. As of December 31, 2002, the total due to the investors in the securitization structure associated with the purchased Fingerhut Trust retained interest was approximately $360.1 million, the gross retained interests were carried at $21.1 million and the servicing liability was carried at $66.9 million. The amortization of the servicing liability associated with this securitization structure was $28.9 million for 2002. The timing of the amortization of the servicing liability will not be affected by the occurrence in March 2003 of the minimum principal balance early amortization trigger within the Fingerhut Trust.

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

Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Net income for the year ended December 31, 2002 was $5.9 million, an increase of $3.0 million from net income of $2.9 million for the year ended December 31, 2001. Net income attributable to common shareholders for the year ended December 31, 2002, was $1.7 million, or $0.04 per diluted share, compared to net income attributable to common shareholders of $2.7 million, or $0.06 per diluted share for the year ended December 31, 2001. The increase in our net income was principally due to our equity method-investee, the Federated acquisition and the change in our residual cash flow discount rate. These effects were partially offset, however, by (a) decreases during the second quarter of 2002 in our estimates of both the fair value of our retained interests in finance charge receivables ($41.2 million net of tax, or $0.89 per share) and accrued interest and fees earned but not billed ($8.2 million net of tax, or $0.18 per share), and (b) the seasoning during 2002 of the receivables underlying our securitizations, which resulted in a larger percentage of our receivables portfolio aging into the second and third year of their lives. As the receivables age through their peak charge-off period, as described below, they produce less income. The reduction in net income attributable to common shareholders in 2002 versus 2001 reflects the higher 2002 costs of dividends paid on our preferred stock; our preferred stock was outstanding during the entire 2002 year versus less than one month during 2001.

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

        Loss (income) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement No. 115 as follows:

	2002	2001	2000
(Loss) income from retained interests in credit card receivables securitized (in millions):
Originated portfolio	$(100.0)	$(5.0)	$85.5
Purchased portfolio (1)	75.0	16.3	28.4

Total	$(25.0)	$11.3	$113.9

(1)
This amount includes approximately $76.9 million for 2002 related to the Fingerhut Trust.

        The significant decrease in our income (loss) from retained interests in credit card receivables securitized from December 31, 2001, to December 31, 2002, was due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of our originated portfolio of approximately $63.3 million; (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.7 million to better estimate the collectible portion of these fees; and (c) an increase in the charge offs of the receivables with a commensurate increase in the charge off assumption used to value our retained interests. Substantially all of our cardholders as of December 31, 2002, and December 31, 2001, are considered "sub-prime" according to the guidance provided by the agencies that regulate the banking industry. This reflects the fact that, as a whole, the accounts underlying our securitizations generally experience higher losses than prime accounts. We factor these higher expected losses into our projected loss assumptions which are used to value our retained interests under Statement No. 140. See Note 6 (Off Balance Sheet Arrangements) to our consolidated financial statements. The increase in the charge off assumptions is due primarily to the seasoning of the portfolio and the generally poor economic conditions being experienced throughout the country and the effects of these conditions on the ability of our cardholders to make their required payments. The aforementioned decreases in our income from retained interests were partially offset, however, by (a) an approximate $22.8 million increase in our retained interest due to decreasing our residual cash flows discount rate from 34.9% to 22.5% during the second and subsequent quarters of 2002; and (b) the income from the retained interests we acquired in the Fingerhut Trust during July 2002. The Fingerhut Trust retained interests are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests ($263.5 million) are being amortized into income from retained interests using the effective interest method over the estimated life of the portfolio (54 months). During 2002, $76.9 million of such excess cash flows were amortized into income under EITF 99-20. Because the Fingerhut Trust triggered an early amortization event in March 2003 (as discussed further in the Liquidity, Funding, and Capital Resources section), the Company anticipates moderately higher income under EITF 99-20 during the first quarter of 2003 associated with the Fingerhut Trust and significantly reduced income under EITF 99-20 associated with the Fingerhut Trust throughout the remaining three quarters of 2003 and through the first half of 2004.

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

        The following table presents the delinquency trends of our purchased portfolio at the close of each year:

	Year Ended December 31,
	2002	2001	2000	1999	1998
Purchased portfolio
Receivables delinquent:
30 to 59 days past due	$44,819	$6,681	$10,991	$12,895	$24,317
60 to 89 days past due	32,952	3,362	6,627	8,831	12,011
90 or more days past due	92,180	6,239	11,524	17,005	23,652

Total 30 or more days past due	$169,951	$16,282	$29,142	$38,731	$59,980
Total 60 or more days past due	$125,132	$9,601	$18,151	$25,836	$35,663
Receivables delinquent as % of period-end receivables:
30 to 59 days past due	6.1%	5.9%	6.7%	5.4%	6.6%
60 to 89 days past due	4.5	3.0	4.1	3.7	3.3
90 or more days past due	12.6	5.5	7.1	7.1	6.5

Total 30 or more days past due	23.2%	14.4%	17.9%	16.2%	16.4%
Total 60 or more days past due	17.1%	8.5%	11.2%	10.8%	9.8%

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

        The following table represents our 50% portion of the managed receivables underlying the CSG Trust:

At December 31, 2002
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$35,603
60 to 89 days past due	16,598
90 or more days past due	43,706

Total 30 or more days past due	$95,907
Total 60 or more days past due	$60,304
Receivables delinquent as % of period-end receivables:
30 to 59 days past due	7.7%
60 to 89 days past due	3.6
90 or more days past due	9.5

Total 30 or more days past due	20.8%
Total 60 or more days past due	13.1%

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

  •
  During the first quarter of 2002, we entered into an irrevocable standby letter of credit agreement for $10.0 million with a bank, for the purposes of securing our obligations to the principal financial institution that issues the credit cards we market. The purpose of the letter of credit is to protect the financial institution from non-payment by us of our obligation to purchase newly generated credit card receivables arising in the credit card accounts on a daily basis. We are required to maintain a cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash and the interest earned thereon has been disclosed as "Restricted cash" on the face of the balance sheet. In addition to the $10 million cash collateralized letter of credit that the Company has provided to secure this obligation, the Company has also pledged retained interests carried at approximately $67.9 million. These arrangements prevent the Company from utilizing the $10 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution were extended during the third quarter of 2002 and now expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $5.2 million as of January 2003.

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

        As of December 31, 2002, we had net servicing liabilities of $66.9 million and $41.1 million on our Fingerhut and originated portfolios, respectively. In March 2003, and as expected, we triggered an early amortization on Fingerhut as discussed below. As a result of this, unless this securitization facility is refinanced with more favorable terms to us, we will experience significantly diminished cash flows from the Fingerhut Trust until all secured investors are repaid (currently estimated to be the third quarter of 2004). Nevertheless, we expect these substantially diminished cash flows will be sufficient throughout the early amortization period to fully fund our excess servicing obligation associated with the Fingerhut managed receivables. Thus, we believe that the combination of the servicing fee that we will receive from the Fingerhut Trust during the early amortization period and the excess cash flows that we will receive from the finance charge collections from the Fingerhut Trust will be sufficient to fully fund the servicing expenses of this portfolio until the investors in the trust are repaid. While, at the time of acquisition, we fully anticipated the Fingerhut Trust hitting an early amortization trigger, we are now seeing marked improvements in the performance of the Fingerhut Trust receivables as a result of a number of significant collections improvements that we have implemented over the past several months. These improvements are significant enough such that we now believe that we will receive cash flows from the Fingerhut Trust sufficient to cover our excess servicing obligation; whereas, our forecasts at the time of acquisition and throughout 2002, as well as our performance in 2002, did not support such a conclusion.

        Like with Fingerhut, we also anticipate that CSG will hit an expected early amortization principal balance trigger and will stop receiving cash from the CSG Trust beginning in the second quarter of 2003. The CSG Trust secrutization facility is unique in that it was structured by the seller of the retained interests as a liquidating trust—essentially providing for limited purchasing volume and liquidating account balances over the term of the facility. Moreover, triggers were specifically designed to cause early amortization and repayment of the secured investors based on the rate of liquidation of the receivables within the CSG Trust. In evaluating its purchase of the CSG Trust retained interests and in establishing its purchase price for those retained interests, CSG fully anticipated a first quarter to second quarter of 2003 early amortization event. Once the CSG Trust hits this early amortization trigger, CSG is not expected to resume receipts of cash from the CSG Trust until the middle of 2006. This event will cause CSG, as our equity method investee, to cease making cash distributions to us. We will, however, continue to receive throughout the early amortization period adequate compensation for servicing the receivables underlying the CSG Trust. Finally, as we begin to reduce the balances within our originated portfolio within our Master Trust (see the discussion in "Item 1. Business."), it is conceivable that we may trigger an early amortization of one or more of the outstanding series within our Master Trust.

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

  (4)
  This facility is Series 1998-2 issued by the Fingerhut Trust. In August of 2002, this series entered into an expected controlled amortization period associated with this series' expected maturity date of April 15, 2004. During this period, in addition to the interest payments to investors, the trust is required to remit $22.5 million of collections received from cardholders to the investors each month towards principal. The receivables in this portfolio are decreasing rapidly as payments from cardholders significantly exceed new purchases and, as such, there are sufficient collections to make these required payments to investors. As we expected at the date of purchase, we hit a minimum principal balance trigger during March 2003 based on the rapid decline in the receivables of the portfolio. Accordingly, substantially all future payments from cardholders, less a servicing fee, will be used to pay principal and interest to the investors. Once the investors are repaid in full, all remaining payments received from cardholders will be remitted to us as holders of the retained interests. At the time we acquired the retained interests in the Fingerhut Trust, we had factored in both the controlled amortization period that began in August 2002, as well as the early amortization of this facility that began in March of 2003. We believe collections from cardholders will be sufficient to completely repay the investors in the securitization—such repayment is expected to be completed during the third quarter of 2004. Notwithstanding that this facility is in an early amortization period, we anticipate receiving cash flows from the Fingerhut Trust during this early amortization period that, when coupled the fees that we will receive as servicer, will fully cover our costs of servicing the receivables underlying the Fingerhut Trust.

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

        Valuation of Retained Interests.    By far, the most significant aspect of our business is the credit card receivables that we originate, purchase and service. As of December 31, 2002, there were approximately $2.3 billion of credit card receivables underlying our securitization program. We reflect our retained interests in the credit card receivables as an asset in our financial statements. The value of this asset is critical to our financial performance and condition. The portfolios that we have securitized are accounted for in accordance with Statement No. 140. Our purchased retained interests in portfolios securitized by others are accounted for in accordance with EITF 99-20. See the "Off Balance Sheet Arrangements" section and Note 2 (Significant Accounting Policies), Note 5 (Purchase of Assets), and Note 6 (Off Balance Sheet Arrangements) to our consolidated financial statements and the CSG, LLC and subsidiary consolidated statements for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including payment rate, credit loss rate and an appropriate discount rate. Additionally, the timing and amount of receivables collections are extremely important, especially for our Fingerhut retained interests and CSG investments as they are supported by liquidating trusts, the underlying securitization terms of which include certain early amortization triggers based on the rates of timing of the liquidation of the collateral (the receivables) held by the trusts. Our estimates of the timing and amount of collections on the receivables supporting these trusts can affect our estimates of the dates on which we (or CSG) will hit early amortization triggers inherent within these trust securitizations. With respect to both of these investments, triggering an early amortization results in our (or CSG's) cash flows being significantly diminished until such time as bondholders are repaid. To the extent that we hit early amortization triggers earlier or later than anticipated, it will have a material effect on our results of operations and liquidity. As noted earlier in the "Liquidity, Funding and Capital Resources" section and throughout this MD&A discussion generally, we have not hit these triggers any earlier than anticipated such that we only anticipate positive results on our future results of operations and liquidity.

        With respect to the portfolios that we have securitized that are accounted for in accordance with Statement 140, we have had to change the underlying Statement 140 valuation assumptions significantly over the last two years as a result of changing economic conditions, our liquidity position, and new bank regulatory guidelines. The most significant of these changes were as follows:

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

  (a)
  1. Financial Statements

      INDEX TO FINANCIAL STATEMENTS

    2. Financial Statement Schedules

      None.

    3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1	Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 27, 1998, Form S-1, exhibit 3.1
3.1(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)
3.1(b)	Articles of Amendment creating Series A Preferred Stock and Series B Preferred Stock	December 28, 2001, Form 8-K, exhibit 3.3
3.2	Second Amended and Restated Bylaws of CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1	Form of certificate representing shares of the Registrant's common stock.	August 27, 1998, Form S-1, exhibit 4.1
10.1	Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and Richard R. House, Jr.	August 27, 1998, Form S-1, exhibit 10.1
10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2(a)†	CompuCredit Corporation's 2000 Stock Option Plan.	March 30, 2001, Form DEF 14A, Appendix A
10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3
10.4†	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5†	Employment Agreement between CompuCredit Corporation and David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.6†	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.7	Employment Agreement between CompuCredit Corporation and J.Paul Whitehead III.	November 14, 2002, Form 10-Q, exhibit 10.6
10.8	Asset purchase agreement, dated as of May 11, 2001 by and among CompuCredit Corporation, VSx, Corporation and James A. Eckstein.	April 1, 2002, Form 10-K, exhibit 10.8
10.8(a)	Agreement, dated as of May 11, 2001, by and among CompuCredit Corporation, Visionary Systems, Inc. and James A. Eckstein.	April 1, 2002, Form 10-K, exhibit 10.8(a)
10.9*	Affinity Card Agreement, dated as of January 6, 1997, between Columbus Bank and Trust Company and CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.1
10.9(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.2
10.9(b)	Amendment to Affinity Card Agreement, dated as of August 1, 1998, by and among Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.3

10.9(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.4
10.9(d)	Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.5
10.9(e)	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.	March 30, 2001, Form 10-K, exhibit 10.5.6
10.9(f)	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	March 30, 2001, Form 10-K, exhibit 10.5.7
10.9(g)	Amendment to Affinity Agreement, dated as of September 23, 2002, among Columbus Bank and Trust Company, CompuCredit Corporation and CompuCredit Acquisition Corporation.	September 30, 2002, Form 10-Q, exhibit 10.1
10.9(h)	Pledge and Security Agreement, dated as of September 23, 2002, between CompuCredit Corporation and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.2
10.9(i)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.3
10.9(j)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC II LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.4
10.9(k)	Shareholders Agreement, dated as of September 23, 2002, by and between Columbus Bank and Trust Company and CompuCredit Corporation.	September 30, 2002, Form 10-Q, exhibit 10.5
10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.10(a)	First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 10.1(a)
10.10(b)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.11	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	March 24, 2002, Form 10-K, exhibit 10.11

10.11(a)	First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.11(b)	Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.12	Master Indenture, dated as of December 28, 2000, among CompuCredit Credit Card Master Note Business Trust II, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	March 30, 2001, Form 10-K, exhibit 10.9
10.12(a)	Form of Indenture Supplement to the Master Indenture, dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.10
10.13	Transfer and Servicing Agreement, dated as of October 20, 2000, among CompuCredit Funding Corp. II, as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust II, as Issuer, and The Bank of New York, as Indenture Trustee.	March 30, 2001, Form 10-K, exhibit 10.11
10.14	Securities Purchase Agreement (J.P. Morgan Corsair II Capital Partners, L.P., J.P. Morgan Capital, L.P., Winding Creek, L.P. and Paladin Capital Partners Fund, L.P.) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.12
10.15	Securities Purchase Agreement (Rainbow Trust One and Rainbow Trust Two) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.13
10.16	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14
10.17	Sale and Purchase Agreement, dated as of July 2, 2002, among Minnesota Telemarketing, Inc., Fingerhut Companies, Inc., FACS Group, Inc., Axsys National Bank, and CompuCredit Acquisition Corporation III.	August 14, 2002, Form 8-K, exhibit 2.1
12.1	Computation of Ratio of Earnings to Fixed Charges.	March 24, 2002, Form 10-K, exhibit 12.1
21.1	Subsidiaries of the Registrant.	March 24, 2002, Form 10-K, exhibit 21.1
23.1	Consent of BDO Seidman, LLP.	Filed herewith
23.2	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

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

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
January 24, 2003

 Report of Independent Certified Public Accountants

The Board of Directors
CompuCredit Corporation

        We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuCredit Corporation and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

Accrued Interest and Fees

        Accrued interest and fees on the Company's originated portfolios represent the estimated collectable portion of fees earned but not billed to the cardholder at any period end. Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed. The new estimates better reflect the Company's expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry. The impact of this change was a decrease in net income of $8.2 million net of tax, or $0.18 per share.

Retained Interests in Finance Charge Receivables

        Included within the Company's retained interests in credit card receivables securitized on its consolidated balance sheet at each period end is the estimated collectible portion of finance charges and fees billed to cardholders within the originated portfolio but not collected (the Company's "retained interests in finance charge receivables"). Prior to the second quarter of 2002, the Company estimated its retained interests in finance charge receivables using its estimates of total finance charges and fees billed but not collected. The new estimates better reflect the Company's expectations of the collectible portion of these finance charges and fees and are in response to evolving regulatory guidance within the industry. The impact of this change was a decrease in net income of $41.2 million net of tax, or $0.89 per share.

Equity Investment

        The Company accounts for investments using the equity method of accounting if the investments give the Company the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company has a 50% interest in a limited liability company and records its 50% interest in the income or loss of such investee within other operating income each period. The carrying amount of the Company's investment is recorded on the balance sheet as investment in equity method investee. There is no difference between the carrying amount of the investment and the underlying equity in the net assets of the equity method investee. The Company evaluates its investment in the equity method investee for impairment each quarter by comparing the carrying amount of the investment to its fair value. Because no active market exists for the investment's membership interests, the Company evaluates its investment in the equity method investee for impairment based on the Company's evaluation of the equity method investees' application of EITF 99-20 to the equity method investee's investment in the retained interests in an underlying trust of securitized credit card receivables (See Note 4, "Equity Method Investment in CSG, LLC" below). Because the equity method investee's material net assets are comprised of only cash and the retained interests to which it applies EITF 99-20 accounting and because the application of EITF 99-20 to the retained interests held by the equity method investee has never yielded a determination of impairment in the value of the retained interests, the Company has determined that its investment in the equity method investee is not impaired. If, through the above process, the Company ever were to determine that the carrying value was not justified, the Company then would write the investment in the equity method investee asset down to its fair value.

Investments in Debt Securities

        During the third quarter of 2002, CSG, LLC, the Company's equity method investee, (see Note 4, "Equity Method Investment in CSG, LLC" below) distributed certain bonds to its members as a partial return of their initial investment in CSG, LLC. These bonds were Class B notes issued by a Master Trust within a Providian National Bank securitization structure (the "CSG Trust"). The bonds mature in June 2012 and bear an interest rate of LIBOR plus 10% (11.4% at December 31, 2002). The Company recorded these distributed bonds at CSG, LLC's net amortized cost of the bonds (initial fair value at inception (June 25, 2002) less principal payments to date). In absence of a readily determinable market value, the Company felt this was the best approximation of the fair market value of the bonds at the distribution date, given the close proximity of the distribution date of the bonds to the date of their original issuance to CSG, LLC (in late June 2002) and the absence of any material external factors which would affect the value of the bonds.

        In accordance with Statement No. 115, and based on the Company's intentions and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity and accounts for these bonds at their amortized cost (i.e., initial distribution value less principal payments). While the maturity date is June 2012, the bonds will be repaid over time and are anticipated to be fully paid off during 2006. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company's lack of a requirement for additional liquidity, in management's opinion, held-to-maturity is the appropriate classification as it best depicts the most probable realization of this investment. The investment in these debt securities is regularly reviewed for impairment based on the Company's normal recurring monthly evaluation of the performance of the assets that it manages under the CSG Trust, as well as the Company's evaluation of the relative pricing of similar instruments in the open market. As the market for these bonds is not active, the Company relies principally on its analysis of the performance of the assets in the CSG Trust as well as its projections for in the future performance of these assets to determine if any impairment exists. Based on the fact that the performance to date has exceeded expectations, no impairments have been recorded.

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

5.     Purchase of Assets

        In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables for $75.2 million plus the assumption of the servicing liability associated with the Fingerhut Trust of $95.8 million. The receivables included in the trust were generated by private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease over time because payments from cardholders are expected to be significantly greater than purchases. In accordance with EITF 99-20, the Company accounts for the retained interests it purchased at the lower of amortized cost or fair market value. Accordingly, the expected cash flows in excess of the costs of the purchased retained interests ($263.5 million) are being amortized into income from retained interest using the effective interest method over 54 months. Also pursuant to EITF 99-20, the Company updates its model when there has been a change in its estimate of the projected cash flows. This change can result in the Company either (1) adjusting the prospective yield it will realize over future periods or, (2) if a significant adverse change occurs, reducing the carrying value of its investment to fair value. Based on improvements made by the Company to its newly acquired Fingerhut collections and servicing operations, the Company increased its estimate of the cash flows in excess of the costs of the purchased retained interests by $20.5 million from its estimates as of September 30, 2002; this change was accounted for prospectively.

        The gross excess cash from the securitization structure associated with the Fingerhut Trust retained interests was $128.9 million during 2002. The portion of expected cash flows that exceeds the cost of the purchased retained interests are being amortized into income from retained interest using the effective interest method ($76.9 million pre-tax was amortized into income during 2002). These cash flow estimates are made using the Company's best estimates of the expected performance of the portfolio, including the timing of payments derived from such performance. In its estimates of future cash flows, both at the time of purchase (for purposes of determining its purchase price of the retained interests) and at the conclusion of each financial reporting period pursuant to the requirements of EITF 99-20, the Company has consistently modeled the effects of an anticipated early amortization event that was triggered during the first quarter of 2003. The trigger for this early amortization was a minimum principal balance requirement for the outstanding series in the Fingerhut Trust, which the Company knew it would hit at the date of acquisition because of the anticipated rapid rate of liquidation of the receivables underlying the securitization facility. The net result of the early amortization trigger for the Fingerhut Trust is that a substantial portion of the income from the retained interests associated with the Fingerhut Trust will be recorded under EITF 99-20 during 2002 and the first quarter of 2003. However, this trigger does not affect the amortization period of the servicing liability because the Company will be responsible for servicing the Fingerhut Trust throughout this early amortization period even though the Company will be realizing significantly diminished cash flows throughout that period and until the investors in the securitization structure are repaid. As of the close of each financial reporting period, the Company evaluates the appropriateness of its estimates of future cash flows used in the EITF 99-20 computation based on actual results to date and projected future results. As of December 31, 2002, the gross retained interests in the Fingerhut Trust were carried at $21.1 million. CompuCredit anticipates recognizing income from retained interests associated with the Fingerhut Trust for 2003, 2004, 2005, and 2006 of $19.6 million, $78.9 million, $59.1 million, and $29.0 million, respectively.

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

        The table below summarizes all of the Company's securitization activity:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Gross amount of receivables securitized at year end	$2,334,939	$1,891,842	$1,528,372
Excess cash flows received on retained interests	311,423	202,350	155,000
Pretax securitization income (loss)	(18)	(8,400)	11,778
Proceeds from collections reinvested in Revolving-period securitizations	1,123,938	1,208,413	903,397
(Loss) income from retained interests in credit card receivables securitized	(25,049)	11,328	113,944

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

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company's retained interests in receivables the Company has securitized as of the end of each year are presented below:

	At December 31,
	2002	2001	2000
Payment rate (monthly)	6.7%	8.0%	8.8%
Expected credit loss rate (annualized)	18.0%	16.7%	10.9%
Residual cash flows discount rate	22.5%	34.9%	16.7%
Servicing liability discount rate	14.1%	14.0%	16.7%

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

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation the Company provides the financial institution a $10 million cash collateralized letter of credit and has pledged retained interests carried at approximately $67.9 million. These arrangements prevent the Company from utilizing the $10 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution were extended during the third quarter of 2002 and now expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $5.2 million as of January 2003.

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

        As was expected by the Company at the date of its acquisition of the CSG Trust retained interests, the Company anticipates that the CSG Trust will hit an expected early amortization principal balance trigger beginning in the second quarter of 2003. The CSG Trust secrutization facility is unique in that it was structured by the seller of the retained interests as a liquidating trust—essentially providing for limited purchasing volume and liquidating account balances over the term of the facility. Moreover, triggers were specifically designed to cause early amortization and repayment of the secured investors based on the rate of liquidation of the receivables within the CSG Trust. In evaluating its purchase of the CSG Trust retained interests and in establishing its purchase price for those retained interests, the Company fully anticipated a second quarter of 2003 early amortization event. Once the CSG Trust hits this early amortization trigger, the Company is not expected to resume receipts of cash from the CSG Trust until the middle of 2006. Following this event,net income of the Company will significantly decrease. Accordingly, cash distributions from the Company to its members will materially decrease as well. These conditions were predicted at the acquisition date, and the Company believes that it has and will have adequate resources to cover operations during this early amortization period.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on November 3, 2003.

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