Form 10-Q/A
period 2003-03-31
COMPUCREDIT CORP
filed 2003-11-03
CIK 1068199

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

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

March 31, 2003

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Restated) (Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$113,870	$120,416
Restricted cash	10,147	10,112
Retained interests in credit card receivables securitized	308,498	275,635
Accrued interest and fees	15,001	15,804

Net credit card receivables	323,499	291,439
Amounts due from securitization	15,847	7,235
Deferred costs, net	7,047	8,314
Software, furniture, fixtures and equipment, net	28,623	29,296
Investment in equity method investee	10,315	15,593
Investment in debt security	16,921	18,819
Prepaid expenses and other assets	17,794	17,691

Total assets	$544,063	$518,915

Liabilities
Accounts payable and accrued expenses	$32,329	$32,570
Deferred revenue	9,210	8,979
Income tax liability	24,209	29,498

Total liabilities	65,748	71,047
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 and 30,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	33,293	32,466
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	11,311	11,035
Common stock, no par value:
150,000,000 shares authorized, 46,809,165 and 46,809,165 issued at March 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	241,400	241,400
Treasury stock, at cost, 872,900 and 832,900 shares at March 31, 2003 and December 31, 2002, respectively	(4,586)	(4,338)
Deferred compensation	(908)	(1,013)
Note issued to purchase stock	(500)	(500)
Retained earnings	198,305	168,818

Total shareholders' equity	478,315	447,868

Total liabilities and shareholders' equity	$544,063	$518,915

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2003	2002
	(Restated)
	(Dollars in thousands, except per share data)
Interest income	$1,209	$365
Interest expense	(3,298)	(60)

Net interest (expense) income	(2,089)	305

Other operating income:
Income from retained interests in credit card receivables securitized	36,307	5,702
Servicing income	27,666	1,285
Other credit card fees and other income	28,004	33,280
Equity in income of equity method investee	14,296	—

Total other operating income	106,273	40,267

Other operating expense:
Salaries and benefits	4,341	3,596
Credit card servicing	38,047	20,070
Marketing and solicitation	1,587	2,624
Depreciation	3,865	3,570
Other	8,539	7,462

Total other operating expense	56,379	37,322

Income before income taxes	47,805	3,250
Income taxes	(17,210)	(1,138)

Net income	$30,595	$2,112

Net income attributable to common shareholders	$29,487	$1,108

Net income per common share—basic	$0.60	$0.02

Net income per common share—assuming dilution	$0.60	$0.02

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statement of Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2003

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
						(Restated)
	(Dollars in thousands)
Balance at December 31, 2002	$43,501	46,809,165	—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868
Preferred dividends	—	—	—	—	—	—	—	(1,108)	(1,108)
Accretion of preferred dividends	1,103	—	—	—	—	—	—	—	1,103
Purchase of treasury stock	—	—	—	—	(248)		—	—	(248)
Amortization of deferred compensation	—	—	—	—	—	105	—	—	105
Net income	—	—	—	—	—	—	—	30,595	30,595

Balance at March 31, 2003	$44,604	46,809,165	—	$241,400	$(4,586)	$(908)	$(500)	$198,305	$478,315

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2003	2002
	(Restated)
	(Dollars in thousands)
Operating activities
Net income	$30,595	$2,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,865	3,570
Amortization expense	1,661	3,546
Amortization of acquired servicing liability	(13,466)	—
Amortization of deferred compensation	105	—
Retained interests income adjustment, net	5,180	2,333
Income from equity investee (net of distributions)	5,278	—
Changes in assets and liabilities:
Increase in restricted cash	—	(10,000)
Decrease in accrued interest and fees	803	2,967
(Increase) decrease in amounts due from securitization	(8,612)	5,947
Increase in deferred costs	(2,106)	(1,007)
(Increase) decrease in prepaid expenses	(313)	133
Decrease in accounts payable and accrued expenses	(1,637)	(5,875)
Increase (decrease) in deferred revenue	231	(514)
Decrease in income tax liability	(5,289)	(2,861)
Other	15,072	2,209

Net cash provided by operating activities	31,367	2,560

Investing activities
Proceeds from bond investment	1,898	—
Purchase of charged off assets	(14,896)	—
Net receivable payments	66,097	57,316
Recoveries of receivables previously charged off	4,369	7,757
Net distributions to securitization	(93,333)	(56,594)
Purchases of and development of software, furniture, fixtures and equipment	(1,800)	(2,069)

Net cash (used in) provided by investing activities	(37,665)	6,410

Financing activities
Preferred stock issuance costs	—	(140)
Repurchase of treasury stock	(248)	—
Repayment of short-term borrowings	—	(16,516)

Net cash used in financing activities	(248)	(16,656)

Net decrease in cash	(6,546)	(7,686)
Cash and cash equivalents at beginning of period	120,416	55,746

Cash and cash equivalents at end of period	$113,870	$48,060

Supplemental cash flow information
Cash paid for interest	$3,298	$116

Cash paid for income taxes	$22,500	$4,000

Accretion of preferred stock dividends	$1,103	$978

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003

1. Organization, Basis of Presentation and Restatement

General

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

Restatement of Financial Statements

        The Company formed in late 2002 a new subsidiary focused on the acquisition and collection of defaulted credit card accounts (and their underlying charged off receivables). For each acquisition, static pools consisting of homogenous accounts and receivables are established. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for payment application and income recognition purposes. The Company had originally accounted for its investment in previously charged off credit card receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Income associated with each static pool was accrued monthly based on each static pool's effective interest rate. This effective interest rate was estimated based on the timing and amount of anticipated cash flows from the pool using the Company's proprietary pricing and collection models. Following discussions with the Staff of the Securities and Exchange Commission ("SEC") regarding the Company's eligibility to use the interest method under Practice Bulletin 6, it was determined that the Company does not yet have the requisite experience to use the interest method. Thus, the Company will use the cost recovery method until such time that its experience with this particular type of investment is sufficient to justify use of the interest method under criteria communicated to the Company by the SEC Staff. The Company does not anticipate meeting these criteria for use of the interest method for the foreseeable future.

        Under the cost recovery method, the Company will recognize income only to the extent that cash flows for each particular static pool of acquired defaulted receivables exceed the Company's initial investment in each respective static pool. Accordingly, the Company is restating its previously issued financial statements for the quarter ended March 31, 2003. A summary of the significant changes is as follows (in thousands except per share amounts):

	As Reported	As Restated
Balance Sheet:
Prepaid expenses and other assets	$23,564	$17,794
Total assets	549,833	544,063
Income tax liabilities	26,286	24,209
Total liabilities	67,825	65,748
Retained earnings	201,998	198,305
Total shareholders' equity	482,008	478,315
Total liabilities and shareholders' equity	549,833	544,063
Statement of Operations:
Other credit card fees and other income	$33,774	$28,004
Total other operating income	112,043	106,273
Income before income taxes	53,575	47,805
Income taxes	(19,287)	(17,210)
Net income	34,288	30,595
Net income attributable to common shareholders	33,180	29,487
Net income per share—basic	$0.67	$0.60
Net income per share—diluted	$0.67	$0.60

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

Other Assets

        Other assets include receivables from various vendor relationships, as well as the Company's investments in acquired defaulted accounts beginning in 2003. Through a new subsidiary focused on the collection of defaulted accounts, the Company accounts for its investment in acquired defaulted accounts using the cost recovery method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Income is recognized to the extent that cash collections have exceeded the investment on a portfolio-by-portfolio basis. See Note 8, "Restatement of Financial Statements," for further discussion.

        For the three months ended March 31, 2003, the following table shows a roll-forward of the Company's new investment in defaulted accounts activities:

Three Months Ended March 31, 2003
(in thousands)
Balance at beginning of period	$—
Acquisitions of defaulted accounts	14,896
Cash collections	(17,270)
Income recognized on defaulted accounts	3,638

Balance at end of period	$1,264

Estimated remaining collections ("ERC")	$34,029

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 60 months based upon the proprietary models of the Company. We anticipate collecting approximately 70% of the ERC over the next twelve months. The Company included within other assets on its consolidated balance sheet the $1.3 million carrying value of its investment in the defaulted accounts.

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

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended March 31,
	2003	2002
	(In thousands)
Net income, as reported	$29,487	$1,108
Stock-based employee compensation expense determined under fair value basis, net of tax	(219)	(208)

Pro forma net income	$29,268	$900

Earnings per share:
Basic—as reported	$0.60	$0.02

Basic—pro forma	$0.60	$0.02

Diluted—as reported	$0.60	$0.02

Diluted—pro forma	$0.60	$0.02

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

3. Equity Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. During the three months ended March 31, 2003, the Company has received $19.6 million in cash distributions from CSG.

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

4. Purchase of Assets

        In July 2002, the Company closed a transaction with Federated Department Stores, Inc. (NYSE: FD) in which the Company purchased the retained interests in a trust (the "Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables for $75.2 million plus the assumption of the servicing liability associated with the Fingerhut Trust of $95.8 million. The receivables included in the trust were generated by private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by cardholders. In accordance with EITF 99-20, the Company accounts for the retained interests it purchased at the lower of amortized cost or fair market value. Accordingly, the expected cash flows in excess of the costs of the purchased retained interests ($273.3 million) are being amortized into income from retained interest using the effective interest method over 54 months from the date of acquisition. Also pursuant to EITF 99-20, the Company updates its model when there has been a change in its estimate of the projected cash flows. This change can result in the Company either (1) adjusting the prospective yield it will realize over future periods or, (2) if a significant adverse change occurs, reducing the carrying value of our investment to fair value. Based principally on improved collections experienced during the first quarter of 2003 relative to initial estimates, the Company increased its estimate of the cash flows in excess of the costs of the purchased retained interests by $9.8 million from its estimates as of December 31, 2002; this change was accounted for prospectively.

        The gross excess cash from the securitization structure associated with the Fingerhut Trust retained interests was $86.3 million during the three months ended March 31, 2003. As noted above, the portion of the expected cash flows that exceeds the cost of the purchased retained interests are being amortized into income from retained interest using the effective interest method ($65.4 million pre-tax was amortized into income during the three months ended March 31, 2003). These cash flow estimates are made using the Company's best estimates of the expected performance of the portfolio, including the timing of payments derived from such performance. In its estimates of future cash flows, both at the time of purchase (for purposes of determining its purchase price of the retained interests) and at the conclusion of each financial reporting period pursuant to the requirements of EITF 99-20, the

Company consistently has modeled the effects of an anticipated early amortization event that was triggered during the first quarter of 2003. The trigger for this early amortization was a minimum principal balance requirement for the outstanding series in the Fingerhut Trust, which the Company knew it would hit at the date of acquisition because of the anticipated rapid rate of liquidation of the receivables underlying the securitization facility. The improved collection efforts on this portfolio allowed this trigger to be extended beyond our initial anticipation of the timing of such an event, allowing us to collect approximately $51 million more in cash from the Fingerhut Trust during the first quarter of 2003 than we anticipated collecting at December 31, 2002. The net result of the early amortization trigger for the Fingerhut Trust is that a substantial portion of the income from retained interests associated with the Fingerhut Trust has already been recognized and the Company anticipates significantly reduced income under EITF 99-20 associated with the Fingerhut Trust throughout the remainder of 2003 and the first half of 2004. However, this trigger does not affect the amortization period of the servicing liability because as the Company will be responsible for servicing the Fingerhut Trust throughout this early amortization period even though the Company will be realizing significantly diminished cash flows throughout that period and until the investors in the securitization structure are repaid. As of the close of each financial reporting period, the Company evaluates the appropriateness of its estimates of future cash flows used in the EITF 99-20 computation based on actual results to date and projected future results. As of March 31, 2003, the gross retained interests in the Fingerhut Trust were carried at $0.2 million.

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

	March 31, 2003	December 31, 2002
	(In thousands)
Total managed principal balance	$2,206,575	$2,492,890
Total managed finance charge balance	263,466	302,998
Total managed receivables	$2,470,041	$2,795,888
Receivables delinquent—60 or more days	$328,138	$388,651
Net charge offs for the three months ended	$133,666	$123,877

6. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2003	2002
	(In thousands, except per share data)
Numerator:
Net income	$30,595	$2,112
Preferred stock dividends	(1,108)	(1,004)

Income attributable to common shareholders	$29,487	$1,108

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	50,827	46,559
Effect of dilutive stock options	144	7

Denominator for diluted earnings per share—adjusted weighted-average shares	50,971	46,566

Basic earnings per share	$0.60	$0.02

Diluted earnings per share	$0.60	$0.02

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

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash collateralized letter of credit and has pledged retained interests carried at approximately $66.2 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution were extended during the third quarter of 2002 and now expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $3.9 million as of March 31, 2003. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but will record one if events occur that make payment probable under the guarantees; the fair value of these guarantees is not material.

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

        In January 2003, we formed a company, Jefferson Capital Systems, LLC, to take advantage of what we deemed to be an opportunity within the defaulted receivables recovery area. Based on our belief that many charged off credit card receivables currently are undervalued and given the excess servicing capacity we have as a result of declines in the receivables that we manage within the originated and purchased portfolios, we believe that it is advantageous to develop limited recovery operations that may allow us to achieve returns on equity within this area greater than those that we currently can derive within our credit card receivables origination business. Pursuant to a competitive bid process in the open market, Jefferson Capital purchases defaulted receivables from third parties. Through Jefferson Capital, we acquired defaulted accounts with an aggregate face value amount of $1.7 billion at a cost of $14.9 million during the three months ended March 31, 2003, and these activities generated a pre-tax loss of $1.3 million during this same period. See Note 2 (Significant Accounting Policies) to our unaudited condensed consolidated financial statements for further discussion of the accounting for these purchases.

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

        As discussed in significant detail within our Annual Report on Form 10-K for the year ended December 31, 2002, the portfolios of receivables that we acquired in 1998, as well as the retained interests in the CSG Trust and the Federated Trust acquired in 2002, were acquired at substantial discounts. In all of these cases, our acquisition prices were discounted, in part, because we attributed either little or no value to certain receivables that were at a late stage of delinquency in the hands of the sellers. Because such receivables were either near or in the process of being charged off by the sellers and because we ascribed no or low values to these receivables, including these receivables within our managed receivables data would distort the performance measurements of our Company as a servicer (and effectively would attribute the performance results of the sellers to us). As such, the period end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in the sellers' hands as of the date of our acquisition of the receivables or an interest therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries with respect to the excluded accounts, which we include within the numerator of the "Other credit card income ratio" computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the "Operating ratio" computation.

	As of or for the three months ended
	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(In thousands; percentages annualized)
Period-end managed receivables	$2,470,041	$2,795,888	$3,028,500	$2,260,442	$1,809,070	$1,891,842	$1,804,631	$1,671,762
Period-end managed accounts	3,169	3,562	4,070	2,285	2,057	2,185	2,163	2,300
Average managed receivables	$2,636,728	$2,912,482	$3,090,254	$1,945,024	$1,860,209	$1,838,873	$1,745,136	$1,623,730
Net interest margin	15.5%	17.1%	21.4%	13.1%	16.9%	19.0%	21.5%	22.0%
Other credit card income ratio	8.2%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%	8.8%
Operating ratio	8.4%	8.3%	8.0%	7.6%	9.0%	9.8%	8.8%	8.4%

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

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	2003	2002				2001
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross yield ratio	33.5%	34.0%	32.4%	29.9%	32.3%	32.8%	33.9%	33.9%
Other credit card income ratio	8.2%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%	8.8%
Combined gross charge offs	$240,336	$248,919	$182,964	$143,840	$129,251	$122,753	$103,933	$92,312
Net charge offs	$133,667	$123,877	$71,621	$72,979	$68,407	$70,207	$63,759	$59,807
Adjusted charge offs	$67,180	$67,193	$64,080	$72,979	$68,407	$70,207	$63,759	$59,434
Combined gross charge off ratio	36.5%	34.2%	23.7%	29.6%	27.8%	26.7%	23.8%	22.7%
Net charge off ratio	20.3%	17.0%	9.3%	15.0%	14.7%	15.3%	14.6%	14.7%
Adjusted charge off ratio	10.2%	9.2%	8.3%	15.0%	14.7%	15.3%	14.6%	14.6%

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

        We consider management's experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder's APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer's payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer's minimum payment once a certain number of minimum payments are received. Additionally, we employ reaging techniques (i.e., make a customer current after a certain number or amount of payments are received) in accordance with applicable Federal Financial Institution Examination Counsel ("FFIEC") guidelines. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service ("CCCS") program by waiving a certain percent of a customer's debt that is considered our "fair share" under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

Results of Operations

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

        The following results have been restated for the effects of the application of the cost recovery method for our Jefferson Capital charged off paper recovery operations ($3.7 million decrease in net income, or $0.07 per share for the three months ended March 31, 2003). See Note 1, "Restatement of Financial Statements," for further discussion.

        Net income for the three months ended March 31, 2003 was $30.6 million, an increase of $28.5 million from net income of $2.1 million for the three months ended March 31, 2002. Net income attributable to common shareholders for the three months ended March 31, 2003, was $29.5 million, or $0.60 per diluted share, compared to net income attributable to common shareholders of $1.1 million, or $0.02 per diluted share for the three months ended March 31, 2002. The increase in our net income was principally due to the earnings of our equity method-investee ($14.3 million pre-tax income), the positive performance of our acquired retained interests in the Fingerhut Trust ($65.4 million of pre-tax income from retained interests in credit card receivables securitized), and the servicing fees that we earn associated with the managed receivables of the CSG Trust ($10.6 million pre-tax servicing income). These positive effects were partially offset, however, by the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization)

within our retained interests in the originated portfolio at March 31, 2003 and the decline in the managed receivables underlying and the corresponding reduction in billings within our originated portfolio ($37.7 million of pre-tax loss from retained interests in credit card receivables securitized).

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

        We had income from retained interests in credit card receivables securitized as follows:

	Three Months Ended March 31,
	2003	2002
Income from retained interests in credit card receivables securitized (in millions):
Originated portfolio	$(30.0)	$7.7
Purchased portfolio (1)	66.3	(2.0)

Total	$36.3	$5.7

(1)
This amount includes $65.4 million for the three months ended March 31, 2003 related to the Fingerhut Trust.

        This change resulted principally from the strong performance of our retained interests in the Fingerhut Trust (acquired in July 2002), partially offset, however, by the anticipated reduction in the profitability of the retained interests in our originated portfolio. Profitability reductions associated with the retained interests in our originated portfolio have resulted from our ceasing of marketing efforts with respect to the portfolio, which has stopped growth through the addition of new accounts to the portfolio and caused a greater percentage of our originated portfolio managed receivables to age into two and three-plus year vintages for which higher charge-offs are the norm. Further, the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio at March 31, 2003 has also reduced profitability. Additionally, because the Fingerhut Trust triggered an early amortization event in March of 2003 (as discussed further in the Liquidity, Funding, and Capital Resources section), the Company anticipates significantly reduced income under EITF 99-20 associated with the Fingerhut Trust throughout the remainder of 2003 and through the first half of 2004.

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

        The various assumptions in the above table relate only to receivables that we have securitized and do not apply to retained interests that we have purchased. The Fingerhut Trust retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method; during the three months ended March 31, 2003, $65.4 million of such excess cash flows were amortized into income under EITF 99-20. Because the Fingerhut Trust triggered an early amortization event in March of 2003 (as discussed further in the Liquidity, Funding, and Capital Resources section), the Company anticipates significantly reduced income under EITF 99-20 associated with the Fingerhut Trust throughout the remainder of 2003 and the first half of 2004.

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

Other Operating Income

        Other operating income, excluding securitization income, income from retained interests in credit card receivables securitized, and our equity in income of equity method investee, consists of the following for the periods indicated:

	Three months ended Mar. 31,
	2003	2002
	(In thousands)
Gross servicing income	$27,666	$1,285
Other credit card fees and other income	28,004	33,280

Total other operating income	$55,670	$34,565

        The increase in other operating income to $55.7 million for the three months ended March 31, 2003, from $34.6 million for the three months ended March 31, 2002, principally relates to the increase in servicing revenue associated with the purchase of the retained interests in the Fingerhut Trust and the investment in CSG, as we service 100% of both of these portfolios. The increase in servicing revenue was offset by a decrease in our ancillary product revenue. This revenue category is very sensitive to our new account growth since historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. During 2003, we originated less accounts than in prior years, and this resulted in the decrease in ancillary product revenue. Other credit card fee income decreased for the three months ended March 31, 2003, compared to March 31, 2002, due primarily to a decline in the level of our interchange fees. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us based on the purchase volume on our credit card receivables. Interchange fees decreased for the three months ended March 31, 2003, compared to March 31, 2002, primarily due to a decrease in purchase volume of our cardholders. This was in spite of an overall increase in receivables as the Federated accounts are private label and therefore do not contribute to any additional volume related to our interchange agreements. The reduction in interchange fees was partially offset, however, by the performance of our new unit focused on the purchase and collection of defaulted receivables.

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

Income Taxes

        Income taxes were $17.2 million for the three months ended March 31, 2003 and $1.1 million for the three months ended March 31, 2002. Our effective tax rate was 36.0% for 2003 and 35.0% for 2002. The increase was due to certain of our operations now being subject to various state income taxes.

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

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of VSI., the third party developer of our database management system. During the three months ended March 31, 2003, we paid approximately $2.9 million to VSI and its subsidiaries for software development, account origination, and consulting services. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of March 31, 2003.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead III	Filed herewith
(b)
Reports on Form 8-K

Current Reports on Form 8-K dated April 15, 2003 and May 5, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation
November 3, 2003	By	/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III Chief Financial Officer (duly authorized officer and principal financial officer)

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