Form 10-Q/A
period 2003-06-30
COMPUCREDIT CORP
filed 2003-11-03
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
June 30, 2003

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Restated) (Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$100,333	$120,416
Restricted cash	10,127	10,112
Retained interests in credit card receivables securitized	373,204	291,439
Amounts due from securitization	14,245	7,235
Deferred costs, net	4,609	8,314
Software, furniture, fixtures and equipment, net	25,782	29,296
Investment in equity-method investee	6,810	15,593
Investment in previously charged off receivables	6,935	—
Investment in debt securities	23,910	18,819
Prepaid expenses and other assets	15,474	17,691

Total assets	$581,429	$518,915

Liabilities
Accounts payable and accrued expenses	$25,078	$32,570
Notes payable	7,506	—
Deferred revenue	9,943	8,979
Income tax liability	36,135	29,498

Total liabilities	78,662	71,047

Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 25,192 and 30,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	28,572	32,466
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	11,593	11,035
Common stock, no par value:
150,000,000 shares authorized, 47,676,802 and 46,809,165 issued at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	249,022	241,400
Treasury stock, at cost, 872,900 and 832,900 shares at June 30, 2003 and December 31, 2002, respectively	(4,586)	(4,338)
Deferred compensation	(803)	(1,013)
Note issued to purchase stock	—	(500)
Retained earnings	218,969	168,818

Total shareholders' equity	502,767	447,868

Total liabilities and shareholders' equity	$581,429	$518,915

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Restated)		(Restated)
	(Dollars in thousands except per share data)
Interest income	$1,577	$295	$2,786	$660
Interest expense	(2,981)	(43)	(6,279)	(103)

Net interest (expense) income	(1,404)	252	(3,493)	557

Other operating income:
Income (loss) from retained interests in credit card receivables securitized	10,766	(62,921)	47,073	(57,219)
Servicing income	24,863	2,394	52,529	3,679
Other credit card fees and other income	39,259	31,775	67,263	65,055
Equity in income of equity-method investee	13,612	4,544	27,908	4,544

Total other operating income	88,500	(24,208)	194,773	16,059

Other operating expense:
Salaries and benefits	4,428	3,028	8,769	6,624
Credit card servicing	33,456	15,817	71,503	35,887
Marketing and solicitation	2,827	2,417	4,414	5,041
Depreciation	3,905	3,620	7,770	7,190
Other	8,783	6,654	17,322	14,116

Total other operating expense	53,399	31,536	109,778	68,858

Income (loss) before income taxes	33,697	(55,492)	81,502	(52,242)
Income taxes	(11,927)	19,422	(29,137)	18,284

Net income (loss)	$21,770	$(36,070)	$52,365	$(33,958)

Net income (loss) attributable to common shareholders	$20,664	$(37,099)	$50,151	$(35,991)

Net income (loss) per common share—basic	$0.43	$(0.80)	$1.03	$(0.77)

Net income (loss) per common share—diluted	$0.42	$(0.80)	$1.02	$(0.77)

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2003

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
						(Restated)
	(Dollars in thousands)
Balance at December 31, 2002 (audited)	$43,501	46,809,165	—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868
Conversion of preferred stock	(5,563)	608,684	—	5,563	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(2,214)	(2,214)
Accretion of preferred dividends	2,227	—	—	—	—	—	—	—	2,227
Exercise of stock options	—	258,953	—	2,059	—	—	—	—	2,059
Purchase of treasury stock	—	—	—	—	(248)	—	—	—	(248)
Repayment of note receivable	—	—	—	—	—	—	500	—	500
Amortization of deferred compensation	—	—	—	—	—	210	—	—	210
Net income	—	—	—	—	—	—	—	52,365	52,365

Balance at June 30, 2003	$40,165	47,676,802	—	$249,022	$(4,586)	$(803)	$—	$218,969	$502,767

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2003	2002
	(Restated)
	(Dollars in thousands)
Operating activities
Net income (loss)	$52,365	$(33,958)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	7,770	7,190
Amortization expense	3,401	7,331
Amortization of acquired servicing liability	(26,238)	—
Amortization of deferred compensation	210	—
Retained interests income adjustment, net	17,725	45,715
Income from equity investee, net	8,785	(4,544)
Changes in assets and liabilities:
Increase in restricted cash	—	(10,000)
(Increase) decrease in accrued interest and fees	(25)	14,707
(Increase) decrease in amounts due from securitization	(7,010)	6,733
Increase in deferred costs	(2,932)	(2,954)
(Increase) decrease in prepaid expenses	(659)	191
Decrease in accounts payable and accrued expenses	(7,478)	(12,399)
Increase (decrease) in deferred revenue	964	(5,706)
Increase (decrease) in income tax liability	6,637	(22,284)
Other	20,287	411

Net cash provided by (used in) operating activities	73,802	(9,567)

Investing activities
Investment in equity investee	—	(34,890)
Proceeds from bond investment	3,650	—
Purchase of charged off accounts	(24,339)	—
Purchase of bonds	(1,300)	—
Net loan payments (purchases)	52,164	(12,970)
Recoveries of loans previously charged off	11,321	13,602
Net proceeds from securitization	—	4,321
Net increase in retained interests	(133,333)	—
Purchases and development of software, furniture, fixtures and equipment	(4,257)	(3,158)

Net cash used in investing activities	(96,094)	(33,095)

Financing activities
Preferred stock issuance costs	—	(140)
Repayment of note issued to purchase stock	398	—
Proceeds from exercise of stock options	2,059	—
Purchase of treasury stock	(248)	—
Proceeds from borrowings	—	31,401
Repayment of short-term borrowings	—	(16,516)

Net cash provided by financing activities	2,209	14,745

Net decrease in cash	(20,083)	(27,917)
Cash and cash equivalents at beginning of period	120,416	55,746

Cash and cash equivalents at end of period	$100,333	$27,829

Supplemental cash flow information
Cash paid for interest	$6,279	$116

Cash paid for income taxes	$22,500	$4,000

Accretion of preferred stock dividends	$2,227	$2,002

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

        Under the cost recovery method, the Company will recognize income only to the extent that cash flows for each particular static pool of acquired defaulted receivables exceed the Company's initial investment in each respective static pool. Accordingly, the Company is restating its previously issued financial statements for the three and six months ended June 30, 2003. A summary of the significant changes is as follows (in thousands except per share amounts):

	As Reported	As Restated
Balance Sheet:
Investment in previously charged off receivables	$12,164	$6,935
Total assets	586,658	581,429
Income tax liabilities	38,021	36,135
Total liabilities	80,548	78,662
Retained earnings	222,312	218,969
Total shareholders' equity	506,110	502,767
Total liabilities and shareholders' equity	586,658	581,429
Statement of Operations for the Three Months Ended June 30, 2003:
Other credit card fees and other income	$38,718	$39,259
Total other operating income	87,959	88,500
Income before income taxes	33,156	33,697
Income taxes	(11,736)	(11,927)
Net income	21,420	21,770
Net income attributable to common shareholders	20,314	20,664
Net income per share—basic	$0.42	$0.43
Net income per share—diluted	$0.42	$0.42
Statement of Operations for the Six Months Ended June 30, 2003
Other credit card fees and other income	$72,492	$67,263
Total other operating income	200,002	194,773
Income before income taxes	86,731	81,502
Income taxes	(31,023)	(29,137)
Net income	55,708	52,365
Net income attributable to common shareholders	53,494	50,151
Net income per share—basic	$1.09	$1.03
Net income per share—diluted	$1.08	$1.02

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

        The Company accounts for its investment in previously charged off receivables using the cost recovery method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Static pools consisting of homogenous accounts and receivables are established for each acquisition. Income is recognized to the extent that cash collections have exceeded the investment on a portfolio-by-portfolio basis. See Note 9, "Restatement of Financial Statements," for further discussion.

        For the three and six months ended June 30, 2003, the following table shows a roll-forward of the Company's new investment in previously charged off receivables activities:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Dollars in thousands)
Balance at beginning of period	$1,264	$—
Acquisitions of defaulted accounts	9,443	24,339
Cash collections	(17,147)	(34,417)
Income recognized on defaulted accounts	13,375	17,013

Balance at June 30, 2003	$6,935	$6,935

Estimated remaining collections ("ERC")	$49,703	$49,703

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 67% of the ERC over the next twelve months, with the balance collected thereafter.

Investment in Debt Securities and Notes Payable

        During the second quarter of 2003, the Company acquired $10 million in Class C bonds issued by the Fingerhut Trust in the open market for a total purchase price of approximately $8.7 million and has included this amount in investment in debt securities. While the maturity date is February 2007, the Company expects the bonds to be fully paid off during 2004. The Company is accreting the discount into interest income over the estimated life of the bonds. The bonds earn interest at LIBOR plus 95 basis points (2.13% at June 30, 2003). The Company financed the purchase of these bonds with $6.09 million in borrowed funds that accrue interest at the average money call rate for the month plus 0.75% (3.5% at June 30, 2003). These borrowed funds are included in notes payable along with borrowings associated with certain vendor-financed acquisitions of software, furniture and fixtures and equipment.

        In accordance with Statement No. 115, and based on the Company's intention and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company's lack of a requirement for additional liquidity, in management's opinion, held-to-maturity is the appropriate classification.

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

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share data)
Net income (loss), as reported	$20,664	$(37,099)	$50,151	$(35,991)
Stock-based employee compensation expense determined under fair value basis, net of tax	(222)	(208)	(441)	(416)

Pro forma net income (loss)	$20,442	$(37,307)	$49,710	$(36,407)

Earnings (loss) per share:
Basic—as reported	$0.43	$(0.80)	$1.03	$(0.77)

Basic—pro forma	$0.42	$(0.80)	$1.02	$(0.78)

Diluted—as reported	$0.42	$(0.80)	$1.02	$(0.77)

Diluted—pro forma	$0.42	$(0.80)	$1.01	$(0.78)

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

        The I/O strip reflects the fair value of the Company's rights to future income from the Company's originated portfolio and includes certain credit enhancements. The servicing liability reflects, for those securitizations for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The change in the servicing liability associated with the Fingerhut Trust acquired in July 2002 (a reduction of $12.7 million and $26.2 million in the three and six months ended June 30, 2003, respectively) is included as a component of servicing income. The fair value of seller's interest includes those interests the Company retains in securitizations of its originated portfolio receivables, as well as the Company's purchased interests in securitizations. The fair value of seller's interest increased from December 31, 2002, principally due to increased credit enhancement requirements and levels associated with certain of the Company's originated portfolio securitization facilities, as well as certain amounts being retained at the master trust underlying the Company's originated portfolio as one of the master trust securitization facilities gets closer to a required accumulation period. The cash associated with these additional invested amounts retained in the trusts is approximately $133 million for the six months ended June 30, 2003.

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

7.     Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Numerator:
Net income (loss)	$21,770	$(36,070)	$52,365	$(33,958)
Preferred stock dividends	(1,106)	(1,029)	(2,214)	(2,033)

Income (loss) attributable to common shareholders	$20,664	$(37,099)	$50,151	$(35,991)

Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	51,116	46,559	51,032	46,559
Effect of dilutive stock options	492	26	326	16

Denominator for diluted income (loss) per share—adjusted weighted-average shares	51,608	46,585	51,358	46,575

Basic income (loss) per share	$0.43	$(0.80)	$1.03	$(0.77)

Diluted income (loss) per share	$0.42	$(0.80)	$1.02	$(0.77)

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

8.     Subsequent Event

        On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero") for $26.5 million. Embarcadero was formed by an affiliate of Merrill Lynch and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust"). Embarcadero retains the subordinated certificated interest issued by the trust. The assets and liabilities of Embarcadero, and its associated earnings from operations, will be presented as part of the Company's consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate's portion of the operations. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero purchased a variable funding note issued by Embarcadero Trust to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables through the securitization pursuant to which it issued the note and the subordinated certificated interest.

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

        In late 2002, we formed a new subsidiary, Jefferson Capital Systems, LLC, to take advantage of what we consider to be an opportunity within the defaulted receivables recovery area. Based on our belief that many charged off credit card receivables currently are undervalued and given the excess servicing capacity we have as a result of declines in the receivables that we manage within the originated and purchased portfolios, we believe it is advantageous to develop limited recovery operations that may allow us to achieve returns on equity within this area greater than those that we currently can derive within our credit card receivables origination business. Jefferson Capital purchases defaulted accounts from third parties (either similar unrelated companies or the securitization trusts underlying our retained interests investments). Although we are expanding our business development and marketing resources toward our sourcing of portfolio acquisition opportunities from unrelated third parties, all but one of our acquisitions of previously charged off credit card receivables during the first two quarters of 2003 were from the securitization trusts. We are continually evaluating acquisition opportunities, but only at appropriate pricing and only pursuant to a strict competitive bid process involving other potential portfolio purchasers to ensure that all acquisitions are at fair market prices. Through Jefferson Capital, we acquired defaulted accounts with an aggregate face value amount of approximately $302 million at a cost of $9.4 million during the three months ended June 30, 2003, and these activities generated pre-tax net income of $6.3 million during this same period. For the six months ended June 30, 2003, we acquired defaulted accounts with an aggregate face value amount of $1.8 billion at a cost of $24.3 million, and these activities generated pre-tax net income of $5.0 million during this same period. See Note 2, "Significant Accounting Policies," to our unaudited condensed consolidated financial statements for further discussion of the accounting for these purchases.

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

	At or for the Three Months Ended
	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(In thousands; percentages annualized)
Period-end managed loans	$2,242,542	$2,470,041	$2,795,888	$3,028,500	$2,260,442	$1,809,070	$1,891,842	$1,804,631
Period-end managed accounts	2,707	3,169	3,562	4,070	2,285	2,057	2,185	2,163
Average managed loans	$2,359,513	$2,636,728	$2,912,482	$3,090,254	$1,945,024	$1,860,209	$1,838,873	$1,745,136
Net interest margin	16.4%	15.5%	17.1%	21.4%	13.1%	16.9%	19.0%	21.5%
Other credit card income ratio	9.3%	8.2%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%
Operating ratio	8.5%	8.4%	8.3%	8.0%	7.6%	9.0%	9.8%	8.8%

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

        The following table presents the charge off data for all of the credit card receivables underlying our securitizations as well as 50% of the receivables underlying the CSG Trust:

	2003		2002				2001
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	33.0%	33.5%	34.0%	32.4%	29.9%	32.3%	32.8%	33.9%
Other credit card income ratio	9.3%	8.2%	6.0%	6.2%	7.4%	7.6%	8.8%	9.4%
Combined gross charge offs	$206,451	$240,336	$248,919	$182,964	$143,840	$129,251	$122,753	$103,933
Net charge offs	$123,062	$133,667	$123,877	$71,621	$72,979	$68,407	$70,207	$63,759
Adjusted charge offs	$64,744	$67,180	$67,193	$64,080	$72,979	$68,407	$70,207	$63,759
Combined gross charge off ratio	35.0%	36.5%	34.2%	23.7%	29.6%	27.8%	26.7%	23.8%
Net charge off ratio	20.9%	20.3%	17.0%	9.3%	15.0%	14.7%	15.3%	14.6%
Adjusted charge off ratio	11.0%	10.2%	9.2%	8.3%	15.0%	14.7%	15.3%	14.6%

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

Results of Operations

        Our results of operations as restated for the effects of the application of the cost recovery method for our Jefferson Capital charged off paper recovery operations ($0.4 million increase in net income, or $0.00 per share, and $3.3 million decrease in net income, or $0.06 per share for the three and six months ended June 30, 2003, respectively—See Note 1, "Restatement of Financial Statements," for further discussion) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Dollars in millions except per share data)
Net income (loss)	$21.8	$(36.1)	$52.4	$(34.0)
Net income (loss) attributable to common shareholders	$20.7	$(37.1)	$50.2	$(36.0)
Diluted income (loss) per share	$0.42	$(0.80)	$1.02	$(0.77)

        The increase in our net income was principally due to the earnings of our equity method-investee ($13.6 million and $27.9 million pre-tax income for the three and six months ended June 30, 2003), the positive performance of our acquired retained interests in the Fingerhut Trust ($10.9 million and $76.3 million of pre-tax income from retained interests in credit card receivables securitized for the three and six months ended June 30, 2003), the servicing fees that we earn associated with the managed receivables of the CSG Trust ($9.2 million and $19.8 million pre-tax servicing income for the three and six months ended June 30, 2003), and the performance of our charged off paper recovery operations ($6.3 million and $5.0 million pre-tax income for the three and six months ended June 30, 2003). These positive effects were partially offset, however, by (1) the application of the residual cash flows discount rate to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio at June 30, 2003 (reflecting both diminished advance rates against our portfolio of originated receivables and certain amounts being retained at the master trust for our originated portfolio as one of its facilities gets closer to an expected accumulation period), and (2) the decline in the managed receivables underlying and the corresponding reduction in billings within our originated portfolio; these factors account for a $4.9 million and $34.9 million of pre-tax loss from retained interests in credit card receivables securitized for the originated portfolio for the three and six months ended June 30, 2003. The changes in our originated portfolio are additionally reflective of the following that occurred during the second quarter of 2002: (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based on changes in bank regulatory guidelines, and (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees, partially offset, however, by (c) an approximately $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

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

Other Operating Income

        Other operating income, excluding securitization income, income from retained interests in credit card receivables securitized, and our equity in income of equity method investee, consists of the following for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Recoveries of purchased charged off paper	$13,375	$—	$17,013	$—
Gross servicing income	24,863	2,394	52,529	3,679
Other credit card fees and other income	25,884	31,775	50,250	65,055

Total other operating income	$64,122	$34,169	$119,792	$68,734

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

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of VSI, the third-party developer of our database management system. During the six months ended June 30, 2003, we paid approximately $6.0 million to VSI and its subsidiaries for software development, account origination, and consulting services. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of June 30, 2003.

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