Form 10-Q
period 2003-09-30
COMPUCREDIT CORP
filed 2003-11-12
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

        The registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

        46,853,183 shares of the issuer's Common Stock, no par value were outstanding as of October 31, 2003.

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

September 30, 2003

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited) (Dollars in thousands)
Assets
Cash and cash equivalents	$100,334	$120,416
Restricted cash	10,528	10,112
Retained interests in credit card receivables securitized	459,353	291,439
Amounts due from securitization	54,275	7,235
Deferred costs, net	11,541	8,314
Software, furniture, fixtures and equipment, net	24,265	29,296
Investment in equity-method investee	6,540	15,593
Investment in previously charged off receivables	6,857	—
Investment in debt securities	24,446	18,819
Prepaid expenses and other assets	21,548	17,691

Total assets	$719,687	$518,915

Liabilities
Accounts payable and accrued expenses	$33,292	$32,570
Notes payable	7,536	—
Deferred revenue	8,026	8,979
Income tax liability	67,357	29,498

Total liabilities	116,211	71,047

Minority interest	42,627	—

Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 25,192 and 30,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	29,302	32,466
Series B preferred stock, 10,000 and 10,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	11,884	11,035
Common stock, no par value, 150,000,000 shares authorized:
47,724,482 and 46,809,165 issued at September 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	249,482	241,400
Treasury stock, at cost, 872,900 and 832,900 shares at September 30, 2003 and December 31, 2002, respectively	(4,586)	(4,338)
Deferred compensation	(698)	(1,013)
Note issued to purchase stock	—	(500)
Retained earnings	275,465	168,818

Total shareholders' equity	560,849	447,868

Total liabilities and shareholders' equity	$719,687	$518,915

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share data)
Interest income	$3,156	$754	$5,942	$1,414
Interest expense	(130)	(5,670)	(6,409)	(5,773)

Net interest income (expense)	3,026	(4,916)	(467)	(4,359)

Other operating income:
Securitization income (loss), net	31,385	(18)	31,385	(18)
Income (loss) from retained interests in credit card receivables securitized	76,873	23,708	123,946	(33,511)
Servicing income	21,303	31,861	73,832	35,540
Other credit card fees and other income	41,747	31,063	109,010	96,118
Equity in income of equity-method investee	(269)	19,553	27,639	24,097

Total other operating income	171,039	106,167	365,812	122,226

Other operating expense:
Salaries and benefits	5,619	5,663	14,388	12,287
Credit card servicing	34,827	44,005	106,330	79,892
Marketing and solicitation	2,646	4,361	7,060	9,402
Depreciation	3,906	3,750	11,676	10,940
Other	11,388	9,550	28,710	23,666

Total other operating expense	58,386	67,329	168,164	136,187

Income (loss) before minority interest and income taxes	115,679	33,922	197,181	(18,320)
Minority interest	(26,938)	—	(26,938)	—

Income (loss) before income taxes	88,741	22,050	170,243	(18,320)
Income taxes	(31,221)	(11,872)	(60,358)	6,412

Net income (loss)	$57,520	$22,050	$109,885	$(11,908)

Net income (loss) attributable to common shareholders	$56,496	$20,996	$106,647	$(14,995)

Net income (loss) per common share—basic	$1.12	$0.43	$2.15	$(0.32)

Net income (loss) per common share—diluted	$1.11	$0.43	$2.13	$(0.32)

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2003

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2002 (audited)	$43,501	46,809,165	—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868
Conversion of preferred stock	(5,563)	608,684	—	5,563	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(3,238)	(3,238)
Accretion of preferred dividends	3,248	—	—	—	—	—	—	—	3,248
Exercise of stock options	—	306,633	—	2,519	—	—	—	—	2,519
Purchase of treasury stock	—	—	—	—	(248)	—	—	—	(248)
Repayment of note receivable	—	—	—	—	—	—	500	—	500
Amortization of deferred compensation	—	—	—	—	—	315	—	—	315
Net income	—	—	—	—	—	—	—	109,885	109,885

Balance at September 30, 2003	$41,186	47,724,482	—	$249,482	$(4,586)	$(698)	$—	$275,465	$560,849

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Operating activities
Net income (loss)	$109,885	$(11,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	11,676	10,940
Amortization expense	4,139	15,646
Minority interest	26,938	—
Amortization of acquired servicing liability	(31,732)	(14,619)
Amortization of deferred compensation	315	—
Securitization income (loss)	(31,385)	18
Retained interests income adjustment, net	221,197	149,738
Income from equity investee, net	9,052	(2,951)
Changes in assets and liabilities:
Increase in restricted cash	(416)	(10,055)
(Increase) decrease in accrued interest and fees	(4,629)	16,332
(Increase) decrease in amounts due from securitization	(47,040)	6,208
Increase in deferred costs	(14,568)	(9,916)
(Increase) decrease in prepaid expenses	(1,640)	536
Decrease in accounts payable and accrued expenses	732	8,955
Increase (decrease) in deferred revenue	(952)	(7,224)
Increase (decrease) in income tax liability	37,859	(11,395)
Other	19,989	937

Net cash provided by operating activities	309,420	141,242

Investing activities
Investment in equity investee	—	(34,890)
Proceeds from bond investment	3,073	604
Purchase of charged off accounts	(28,968)	—
Purchase of bonds	(1,870)	—
Purchase of credit card portfolios and retained interests	(651,883)	(75,247)
Net loan payments (purchases)	(262,002)	(43,484)
Recoveries of loans previously charged off	16,541	16,709
Net proceeds from securitization	621,860	16,321
Net increase in retained interests	(39,316)	—
Purchases and development of software, furniture, fixtures and equipment	(4,831)	(7,070)

Net cash used in investing activities	(347,396)	(127,057)

Financing activities
Preferred stock issuance costs	—	(140)
Repayment of note issued to purchase stock	398	—
Proceeds from exercise of stock options	2,519	—
Purchase of treasury stock	(248)	(2,614)
Minority interest contribution (distribution), net	15,689	—
Proceeds from borrowings	—	126,679
Repayment of short-term borrowings	(464)	(133,306)

Net cash provided by (used in) financing activities	17,894	(9,381)

Net (decrease) increase in cash	(20,082)	4,804
Cash and cash equivalents at beginning of period	120,416	55,746

Cash and cash equivalents at end of period	$100,334	$60,550

Supplemental cash flow information
Cash paid for interest	$6,409	$5,670

Cash paid for income taxes	$22,500	$4,983

Accretion of preferred stock dividends	$3,248	$3,052

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003

1.     Organization and Basis of Presentation

        The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiary investees that meet the requirements for consolidation under accounting principles generally accepted in the United States of America (collectively, the "Company"). The Company was formed for the purpose of offering unsecured credit and fee-based products and services to a segment of the consumer credit market. The Company sources the accounts to which it offers these products and services through direct mail, telemarketing, television, the internet and acquisition from other credit card issuers. Because the Company is not a financial institution and because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third-party financial institution pursuant to which that financial institution issues general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to the underlying credit card accounts on a daily basis. Additionally, the Company purchases the receivables relating to accounts generated by other credit card issuers as a further source for growth in its business. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K/A filed with the SEC.

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

Restricted Cash

        The Company provides an irrevocable standby letter of credit agreement for $10.0 million to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash, and certain interest earnings thereon, have been disclosed as restricted cash on the face of the consolidated balance sheet. Additionally, a portion of the servicing fee associated with the Embarcadero Trust (see Note 5, "Embarcadero Acquisition") is contingent on the Company achieving certain milestones, and these contingent servicing fee proceeds ($0.5 million at September 30, 2003) are also reflected as restricted cash. If these milestones are achieved, the Company will earn these proceeds in July 2004. If not, these funds will then revert to the Embarcadero Trust to pay down the Series A bonds issued by the trust.

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

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold, as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, and required amortization payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in fair value are included as a component of the Company's income (loss) from retained interests in credit card receivables securitized, with actual expenses being recorded into operations as incurred. Because quoted market prices are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 6, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company's consolidated balance sheet. In accordance with Statement No. 140, the Company does not consolidate any of the qualified special purpose entities ("QSPEs") in its securitizations.

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

Accrued Interest and Fees

        Accrued interest and fees represent the estimated collectable portion of fees earned on Company-securitized portfolios but not billed to the cardholder at any period end. Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed. The Company's current estimates, however, better reflect the Company's expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry.

Retained Interests in Finance Charge Receivables

        Included within the Company's retained interests in credit card receivables securitized on its consolidated balance sheet at each period end is the estimated collectible portion of finance charges and fees billed to cardholders within Company-securitized portfolios but not collected (the Company's "retained interests in finance charge receivables"). Prior to the second quarter of 2002, the Company estimated its retained interests in finance charge receivables using its estimates of total finance charges and fees billed but not collected. The Company's current estimates, however, better reflect the Company's expectations of the collectible portion of these finance charges and fees and are in response to evolving regulatory guidance within the industry.

Investment in Previously Charged Off Receivables

        In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate state licenses and meeting the applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this new subsidiary, the Company now pursues, competitively bids for and acquires previously charged off credit card receivables. All but one of the Company's acquisitions of previously charged off credit card receivables during the first three quarters of 2003 were from the securitization trusts underlying the Company's retained interests investments ($28.6 million in purchase price). The Company is continually evaluating acquisition opportunities, but only at appropriate pricing. Further, the sales of the receivables serviced by the Company are subject to a strict competitive bid process involving other potential portfolio purchasers to ensure that all acquisitions have been at fair market prices.

        Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost, and is accounted for as a single unit for payment application and income recognition purposes. The Company accounts for its investment in previously charged off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans" ("PB 6"). Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time that cash collected for a particular portfolio exceeds the Company's investment in the portfolio, the Company will incur commission costs and other servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts.

        The Company will use the cost recovery method for each particular static pool until such time that its experience with that pool is sufficient to justify use of the PB 6 interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool's effective interest rate) based on the criteria communicated by the Staff of the SEC to the Company during the quarter ended September 30, 2003. The Company does not anticipate meeting these criteria for use of the interest method for any particular acquired pool for the foreseeable future.

        For the three and nine months ended September 30, 2003, the following table shows a roll-forward of the Company's new investment in previously charged off receivables activities:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Dollars in thousands)
Unrecovered balance at beginning of period	$6,935	$—
Acquisitions of defaulted accounts	4,629	28,968
Cash collections on all portfolios	(15,714)	(50,131)
Income recognized on defaulted accounts	11,007	28,020

Unrecovered balance at September 30, 2003	$6,857	$6,857

Estimated remaining collections ("ERC")	$47,625	$47,625

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 66% of the ERC over the next twelve months, with the balance to be collected thereafter.

Investment in Debt Securities and Notes Payable

        In addition to the CSG Trust bonds held by the Company discussed in its Annual Report on Form 10-K/A for the year ended December 31, 2002, during the second quarter of 2003, the Company acquired $10.0 million in Class C bonds issued by the Fingerhut Trust in the open market for a total purchase price of approximately $8.7 million and has included this amount in investment in debt securities. Although the maturity date for these bonds is February 2007, the Company expects the bonds to be fully paid off during the fourth quarter of 2003. The Company is accreting the acquisition discount into interest income over the estimated life of the bonds. The bonds earn interest at LIBOR plus 95 basis points (2.1% at September 30, 2003). The Company financed the purchase of these bonds with $6.09 million in borrowed funds that accrue interest at the average money call rate for the month plus 0.75% (3.5% at September 30, 2003). These borrowed funds are included in notes payable along with borrowings associated with certain vendor-financed acquisitions of software and equipment.

        In accordance with Statement No. 115, and based on the Company's intention and ability to hold bonds to maturity, the Company has classified all of its bonds as held-to-maturity. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company's lack of a requirement for additional liquidity, management is of the opinion that held-to-maturity is the appropriate classification.

Preferred Stock

        During the second quarter of 2003, Paladin Capital Partners Fund, L.P. converted 4,808 shares of Series A Preferred Stock into 608,684 shares of common stock.

Treasury Stock

        During the third quarter of 2002, the Company's Board of Directors authorized a program under which the Company can repurchase up to 5 million shares (approximately 11 percent of the outstanding total) of its outstanding common stock. Under the repurchase plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying condensed consolidated balance sheet. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $247,800. No shares were repurchased during the second or third quarters of 2003.

Note Issued to Purchase Stock

        During the second quarter of 2003, the Company settled with the obligor on a note issued to the Company for the purchase of common stock for cash proceeds of approximately $398,000. The Company recorded the difference between the carrying value of the note and the cash proceeds received (approximately $102,000) as a charge to other operating expense during the quarter ended June 30, 2003.

Stock Options

        The Company has two stock-based employee compensation plans. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the three and nine months ended September 30, 2003 and 2002, respectively. During the three and nine months ended September 30, 2003, options to purchase 47,680 and 306,633 common shares were exercised for total proceeds to the Company of approximately $0.4 million and $2.5 million, respectively. There were no exercises during the nine months ended September 30, 2002.

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands except per share data)
Net income (loss), as reported	$57,520	$22,050	$109,885	$(14,995)
Stock-based employee compensation expense determined under fair value basis, net of tax	(229)	(208)	(670)	(624)

Pro forma net income (loss)	$57,291	$21,842	$109,215	$(15,619)

Earnings (loss) per share:
Basic—as reported	$1.12	$0.43	$2.15	$(0.32)

Basic—pro forma	$1.12	$0.43	$2.14	$(0.34)

Diluted—as reported	$1.11	$0.43	$2.13	$(0.32)

Diluted—pro forma	$1.10	$0.43	$2.12	$(0.34)

        The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including the timing and number of awards. The following table summarizes the Black-Scholes value of the Company's outstanding stock options on a per share basis, as well as the key assumptions used in the Black-Scholes model.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Fair value per share	$5.90	$6.15	$4.24	$6.15
Dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free rate	2.9%	4.2%	2.8%	4.2%
Expected volatility	53.5%	85.0%	75.2%	85.0%
Expected life of options	5 years	5 years	5 years	5 years

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary." Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after December 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement No. 150"). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments previously were classified in financial statements as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have a material impact on the Company's consolidated financial statements.

3.     Equity Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a subordinated, certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. During the three and nine months ended September 30, 2003, the Company received $0.0 million and $36.7 million, respectively, in cash distributions from CSG. During the second quarter of 2003, and as expected at the time of CSG's acquisition of its interests in the CSG Trust, a principal balance trigger occurred, and hence an early amortization began. While CSG made distributions to the Company through June 2003, the occurrence of this trigger event caused CSG to cease its cash distributions to the Company, and it will not resume these distributions until approximately the middle of 2006. Accordingly, all significant income from the Company's equity-method investment will cease until distributions resume in 2006.

        The following represents a condensed balance sheet for CSG as of September 30, 2003 and condensed results of operations of CSG as of and for the three and nine months ended September 30, 2003:

As of September 30, 2003
(Dollars in thousands)
Retained interests in credit card receivables securitized	$1
Total assets	13,843
Total liabilities	762
Members' capital	13,081
	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
	(Dollars in thousands)
Income from retained interests in credit card receivables securitized	$—	$55,263
Total other operating income	334	56,421
Net (loss) income	(539)	55,277

        In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate compensation for servicing. The occurrence of the trigger event in June 2003 should not impact the Company's expected future cash flows associated with its servicing of the CSG Trust receivables or the Company's expected cash flows associated with repayments on its investment in CSG Trust notes.

4.     Purchase of Assets

        In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased the retained interests in a trust (the "Original Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables for $75.2 million plus the assumption of a $95.8 million servicing liability associated with the Original Fingerhut Trust. The receivables included in the trust were those generated by private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease over time because payments and charge-offs from cardholders are expected to be significantly greater than purchases and interest charges. In accordance with EITF 99-20, the Company has accounted for the retained interests it purchased at the lower of amortized cost or fair market value, and the Company has amortized remaining expected cash flows in excess of the costs of the purchased retained interests into income from retained interests in credit card receivables securitized using the effective interest method. Also, pursuant to EITF 99-20, the Company has updated its EITF 99-20 model when there has been a change in its estimate of projected future cash flows. These updates can result in the Company either (1) adjusting the prospective yield that it will realize over future periods, or (2) reducing the carrying value of the Company's investment to fair value if a significant adverse change occurs. To date, none of these updates has resulted in a reduction in the carrying value of the Company's investment.

        During the third quarter of 2003, a third party acquired the Company's retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new trust ("Fingerhut Trust"), which owns a collateral security interest in the Original Fingerhut Trust. For further discussion of this transaction and the Company's accounting for its investment in the Fingerhut retained interests, see Note 6, "Off Balance Sheet Arrangements."

5.     Embarcadero Acquisition

        On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero") for $26.5 million. Embarcadero was formed by an affiliate of Merrill Lynch and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust") which resulted in securitization income of $31.4 million. (See Note 6, "Off Balance Sheet Arrangements," for further discussion.) Embarcadero retains the subordinated, certificated interest issued by the Embarcadero Trust. The assets and liabilities of Embarcadero, and its associated earnings from operations, are presented as part of the Company's consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate's portion of the operations. The minority interest on the statements of operations is not shown net of tax as Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

6.     Off Balance Sheet Arrangements

        The Company securitizes substantially all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the "originated portfolio") through a master trust. Credit card receivables are transferred to the master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust. (See Note 4,

"Purchase of Assets.") Further, during the third quarter of 2003, the Company acquired receivables from a third-party and subsequently securitized them. (See Note 5, "Embarcadero Acquisition.")

        In accordance with the above, substantially all of the Company's credit card receivables are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests. Generally accepted accounting principles require the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

        The table below summarizes the Company's securitization activity for the periods presented. It does not include any of the receivables managed by or the securitization facility of CSG, the Company's 50%-owned equity-method investee:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end(1)	$2,478,595	$2,509,136	$2,478,595	$2,509,136
Proceeds from collections reinvested in revolving-period securitizations	241,399	256,821	723,804	802,526
Excess cash flows received on retained interests	95,803	184,232	289,626	280,689
Pretax securitization income (loss)	31,385	(18)	31,385	(18)
Income (loss) from retained interests in credit card receivables securitized	76,873	23,708	123,946	(33,511)

(1)
Excludes CSG receivables of $618 million (or $309 million attributable to the Company's 50% CSG ownership percentage) and $1,039 million (or $519 million attributable to the Company's 50% CSG ownership percentage) at September 30, 2003 and 2002, respectively, because such amounts are included in the Company's equity method investment and are therefore not reflected in the consolidated statement of operations or balance sheet items included herein.

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

        The measurements of retained interests associated with Company-arranged securitizations are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Interest rates received on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the receivable becomes 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

        The retained interests associated with the credit card receivables that the Company has securitized are carried at estimated fair market value, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company's retained interests are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions.

        The Company's retained interests in credit card receivables securitized include the following:

	September 30, 2003	December 31, 2002
	(In thousands)
I/O strip	$132,113	$99,964
Accrued interest and fees	20,400	15,804
Servicing liability	(36,187)	(108,010)
Fair value of seller's interest	343,027	283,681

Retained interests in credit card receivables securitized	$459,353	$291,439

        The I/O strip reflects the fair value of the Company's rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip and accrued interest and fees have increased in 2003 principally due to the Embarcadero acquisition and securitization. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. A portion of the reduction in the servicing liability is associated with the Original Fingerhut Trust is due to (1) amortization of the servicing liability ($5.5 million and $31.7 million in the three and nine months ended September 30, 2003, respectively) which is included as a component of servicing income and (2) the third quarter transaction involving the Fingerhut retained interests, which is addressed below. The fair value of seller's interest includes those interests in Company-arranged securitizations, as well as the Company's purchased interests in securitizations. The fair value of seller's interest increased from December 31, 2002, principally due to (1) the Embarcadero acquisition; (2) increased credit enhancement requirements and levels associated with certain of the series within the Company's originated portfolio securitization facility; and (3) approximately $91.3 million retained at the master trust underlying the Company's originated portfolio (a) as one of the term series within the Company's originated master trust approached its accumulation period, and (b) toward the October 2003 repayment of the Class B notes in the other term securitization series within the master trust; offset, however, by the effects of the third quarter transaction involving the Fingerhut retained interests discussed below and the effects of collections associated with the Fingerhut retained interests throughout the first three quarters of 2003.

        During the third quarter of 2003, a third party acquired the Company's retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new Fingerhut Trust, which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust. For accounting purposes, this transaction had no accounting ramifications other than its effect on the timing of income recognition based on revised cash flow timing. As a result of this transaction with the exception of servicing fees, the Company will not receive any further cash flows from the Fingerhut Trust until the holders of all senior notes issued by the Fingerhut Trust are repaid (currently estimated to be the third quarter of 2004). The estimated remaining excess cash flows from securitization will be amortized and recovered over approximately the next 39 months (with relatively little income anticipated until the third quarter of 2004) using the effective interest method of EITF 99-20. The Company will receive adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust (currently estimated to be $44.9 million more than was anticipated under the Original Fingerhut Trust). As such, the Company no longer has the servicing liability associated with the Original Fingerhut Trust, but rather, a deferred gain associated with the exchange of the Fingerhut retained interests as of the close of the third quarter of 2003 which will be amortized into income using the effective interest method. Including the $27.3 million received in the Fingerhut retained interests exchange, the gross excess cash from the securitization structures associated with the Fingerhut trusts retained interests was $49.5 million during the three months ended September 30, 2003. Moreover, $49.5 million and $125.8 million of pre-tax income was amortized into income from retained interests in credit card receivables securitized during the three and nine months ended September 30, 2003, respectively.

        Fingerhut cash flow estimates used in the Company's EITF 99-20 model are made using the Company's best estimates of the expected performance of the Fingerhut portfolio, including the timing of payments derived from such performance. The Company's estimate of the cash flows from the trusts underlying Fingerhut portfolio has not materially changed since June 30, 2003. As of September 30, 2003, the Company anticipates receiving another $125.6 million in cash flows from the Fingerhut Trust over approximately the next 39 months, as mentioned above.

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company's retained interests in the receivables it has securitized are presented below:

	September 30, 2003	December 31, 2002	September 30, 2002
Payment rate (monthly)	6.5%	6.7%	6.7%
Expected credit loss rate (annualized)	15.8	18.0	16.7
Residual cash flows discount rate	22.5	22.5	22.5
Servicing liability discount rate	14.0	14.1	14.1

        At September 30, 2003 and with respect to Company-arranged securitizations, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized (dollars in thousands):

Credit Card Receivables
Payment rate (monthly)	6.5%
Impact on fair value of 5% adverse change	$(505)
Impact on fair value of 10% adverse change	$(4,528)
Expected credit loss rate (annualized)	15.8%
Impact on fair value of 5% adverse change	$(5,323)
Impact on fair value of 10% adverse change	$(9,509)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,587)
Impact on fair value of 10% adverse change	$(5,221)
Servicing liability discount rate	14.0%
Impact on fair value of 5% adverse change	$(28)
Impact on fair value of 10% adverse change	$(136)

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

        As noted above, the Fingerhut Trust retained interests are carried at the lower of amortized cost or fair market value, net of any applicable servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method.

        The Company's managed receivables portfolio underlying its securitizations (including its 50% and 62.5% ownership shares in the CSG and Embarcadero managed receivables, respectively) is comprised of retained interests in the credit card receivables securitized and the investors' shares of these securitized receivables. The investors' shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included in the Company's managed receivables portfolio underlying its retained interests in the securitizations.

	September 30, 2003	December 31, 2002
	(In thousands)
Total managed principal balance	$2,272,438	$2,492,890
Total managed finance charge balance	246,384	302,998

Total managed receivables	$2,518,822	$2,795,888

Receivables delinquent—60 or more days	$274,731	$388,651

Net charge offs for the three months ended	$95,629	$123,877

7.     Commitments and Contingencies

        In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $2.5 billion and $3.7 billion at September 30, 2003 and December 31, 2002, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any one time.

        The Company is an equity member of CSG. (See Note 3, "Equity Method Investment in CSG, LLC.") During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2003, CSG would be obligated to purchase up to approximately $91.5 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of September 30, 2003, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at September 30, 2003 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of September 30, 2003, the maximum amount of the Company's guarantee was approximately $45.8 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $128.0 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $3.0 million as of September 30, 2003. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company's securitizations vary. The Company has a three-year term securitization that it completed in July 2001, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. Once repayment begins within any particular securitization facility, payments from customers on credit card receivables generally are accumulated to repay the investors and are no longer reinvested in new credit card receivables. At such time, the Company's funding requirements for new credit card receivables will increase accordingly. The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional enhancements. These events may include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case, below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and cost of funds. If they ever occurred, the aforementioned events would accelerate the need to utilize alternative funding sources. If the Company's securitization facilities were to begin to trap cash flows or otherwise increase their required credit enhancements and the Company were unable to obtain needed additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that were trapping cash or were in their amortization period, other debt or additional equity), the Company would begin to close the credit card accounts that are open to new purchases and thus significantly reduce the Company's need for any additional cash.

        For each portfolio of credit card receivables securitized by the Company, there has never been an early amortization period. The Company has experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that the Company and CSG acquired in 2002—both of which were contemplated in connection with the Company's establishment of purchase prices for the respective acquisitions. In March 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company's equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to the Company in June 2003, although the Company expects that the CSG Trust will continue to provide adequate compensation to the Company in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to the Company in respect of the Company's investment in CSG Trust bonds.

        Finally, while the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that the Company will, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts as it focuses further on reducing the managed receivables balances within its portfolios.

        As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company's need for additional liquidity.

8.     Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Numerator:
Net income (loss)	$57,520	$22,050	$109,885	$(11,908)
Preferred stock dividends	(1,024)	(1,054)	(3,238)	(3,087)

Income (loss) attributable to common shareholders	$56,496	$20,996	$106,647	$(14,995)

Denominator:
Denominator for basic income (loss) per share—weighted-average shares outstanding	51,299	51,132	51,118	46,547
Effect of dilutive stock options	571	8	449	—

Denominator for diluted income (loss) per share—adjusted weighted-average shares	51,870	51,140	51,567	46,547

Basic income (loss) per share	$1.12	$0.43	$2.15	$(0.32)

Diluted income (loss) per share	$1.11	$0.43	$2.13	$(0.32)

        The Company's preferred shares, plus dividends that have accreted, are convertible into approximately 4.6 million shares of common stock at $9.14 per share as of September 30, 2003 and are included in the weighted average shares outstanding as of September 30, 2003. These shares were not included in the computation of basic or diluted EPS for the nine months ended September 30, 2002 because including these shares would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC") and other factors discussed in that section, our actual results may differ materially from the expectations and beliefs reflected in the forward-looking statements in this section.

General

        CompuCredit is a credit card company that originates and purchases receivables and markets products and services to its customers for which it earns commissions and, to a limited extent, certain fee payments. We market unsecured Visa and MasterCard credit cards through direct mail and telemarketing and, to a limited degree, television and the internet.

        Our revenues primarily consist of (1) securitization income (loss), (2) income from retained interests in credit card receivables securitized, (3) servicing income, (4) other credit card fees and other income, (5) interchange fees, (6) ancillary product revenue and (7) equity in the income of our equity-method investee.

        Securitization income (loss) is the gain or loss we recognize at the time of each sale of our credit card receivables to Company-arranged securitization structures. Income (loss) from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables that have been securitized. See the "Off Balance Sheet Arrangements" and "Results of Operations" sections for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of securitized credit card receivables. Other credit card fees and other income includes annual fees, over-limit fees, cash advance fees, other fees assessed to our cardholders and recovery revenue. Interchange fees are the portions of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the commissions we earn from our sales on behalf of various providers of products and services of certain fee-based products and, to a limited extent, certain fees that we receive directly from customers associated with the sale of various fee-based products. These fee-based products include various memberships, insurance, subscription and other products. (Interchange fees and ancillary product revenues are combined with and included within other credit card fees and other income on the face of the unaudited condensed consolidated statement of operations for the applicable period ends.) Equity in the income of our equity-method investee is our portion of our equity-method investment in CSG discussed below.

        Our primary operating costs expenses include employee compensation, account solicitation and marketing expenses, data processing, servicing expenses, minority interest and income taxes.

        We originate the receivables in our originated portfolio through the use of our target marketing system and direct mail, telemarketing and, to a limited extent, internet and television campaigns. We also add accounts by purchasing—either by ourselves or with entities formed through our partnership with others—both credit card receivables portfolios and retained interests in credit card receivables portfolios that have been previously securitized by others. With the exception of receivables purchased or originated through accounts added in portfolio acquisitions, the size of our receivables depend in part on the timing, size and success of our marketing campaigns. During periods of reduced marketing, which we experienced in 2002 and so far in 2003 and expect to continue to experience throughout 2003 and until we see more favorable advance rates for our securitizations in the asset backed securities markets, our originated receivables portfolio may not grow and may decline. As a result, our originated receivables portfolio has declined thus far during 2003 and is expected to continue its decline throughout the remainder of 2003. We continue to evaluate opportunities to purchase portfolios because we believe they may provide an attractive return on our investment and because we believe we may be able to obtain liquidity to fund these activities under favorable terms.

        During the second quarter of 2002, we purchased a 50% interest in CSG, LLC ("CSG"). CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a subordinate, certificated interest issued by a trust ("CSG Trust") that had acquired credit card receivables from Providian National Bank. Equity in the income of our equity-method investee is 50% of CSG's income or loss, before income taxes. See the "Results of Operations" and "Equity Method Investment in CSG" sections for additional information concerning this income item. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the CSG Trust.

        In July 2002, we acquired from Federated Department Stores, Inc. ("Federated") the retained interests in a trust (the "Original Fingerhut Trust") that then owned approximately $1.0 billion in face amount of receivables, such receivables being associated with private label revolving credit cards which were used to purchase items from the Fingerhut catalog. This portfolio has decreased and will continue to decrease in size over time because payments from cardholders are expected to be significantly greater than purchases being made by the cardholders. We also hired approximately 830 employees from Federated to service the receivables in the Original Fingerhut Trust. We assumed a servicing liability in the Federated transaction because the contractual servicing fee we received from the Original Fingerhut Trust represented less than adequate compensation for servicing the receivables. During the third quarter of 2003, a third party acquired our retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new trust ("Fingerhut Trust"), which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust. Because of this transaction, we no longer have a servicing liability associated with the Fingerhut receivables since we will now be receiving adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust. See Note 6, "Off Balance Sheet Arrangements," to our unaudited condensed consolidated financial statements for further discussion of the accounting for this third quarter 2003 Fingerhut transaction.

        In late 2002, we formed a new subsidiary, Jefferson Capital Systems, LLC, to take advantage of what we consider to be an opportunity within the defaulted receivables recovery area. Based on our belief that many charged off credit card receivables currently are undervalued and given the excess servicing capacity we have as a result of declines in the receivables that we manage within the originated and purchased portfolios, we believe it is advantageous to develop limited recovery operations that may allow us to achieve returns on equity within this area greater than those that we currently can derive within our credit card receivables origination business. Jefferson Capital purchases defaulted accounts from third parties (either similar unrelated companies or the securitization trusts underlying our retained interests investments). Although we are expanding our business development and marketing resources toward our sourcing of portfolio acquisition opportunities from unrelated third parties, all but one of our acquisitions of previously charged off credit card receivables during the first three quarters of 2003 were from the securitization trusts. We are continually evaluating acquisition opportunities, but only at appropriate pricing and only pursuant to a strict competitive bid process involving other potential portfolio purchasers to ensure that all acquisitions are at fair market prices. Through Jefferson Capital, we acquired defaulted accounts with an aggregate face value amount of approximately $126 million at a cost of $4.6 million during the three months ended September 30,

2003. For the nine months ended September 30, 2003, we acquired defaulted accounts with an aggregate face value amount of $1.9 billion at a cost of $29.0 million. See Note 2, "Significant Accounting Policies," to our unaudited condensed consolidated financial statements for further discussion of the accounting for these purchases.

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

        Our income is largely dependent upon the size and the quality of the credit card receivables underlying each of our securitizations. Our principal growth in 2002 was associated with the acquisition of the retained interests from Federated and our investment in CSG. If we do not increase the growth of or maintain the current level of our managed receivables base, by either originating more accounts or acquiring additional portfolios (such as the portfolio underlying the new Embarcadero Trust or the portfolios of defaulted accounts being purchased by Jefferson Capital), our income in future quarters will likely decrease relative to that experienced in 2002 and thus far in 2003.

        Depending on relative competitive, market and liquidity environments for portfolio acquisition versus origination, we may use either or both of these methods of account and receivables growth to varying degrees. We believe that the current competitive, market and liquidity environments favor growth through acquisition, rather than origination, for our entire underserved customer base, except for those consumers at the lower end of the FICO scoring system. As such, we plan to grow during the remainder of 2003 through acquisition rather than origination for all of those segments of our underserved market except for a segment of consumers at the lower end of the FICO scoring system to which are offering a largely fee-based card product.

Off Balance Sheet Arrangements

        We refer the reader to Items I and VII of our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the SEC for a detailed discussion of our securitization facilities and the mechanics of their operation.

        Various references within this report are to the managed credit card receivables underlying our off balance sheet securitization facilities. Performance metrics and data based on these managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying our off balance sheet securitization facilities. Indeed, we allocate resources within our Company and manage our Company using financial data and results prepared on a so-called "managed basis." It is also important to analysts, investors and others that we provide selected metrics and data on a managed basis because it is through our reporting on this basis that they are able to compare our Company to others within the specialty finance industry. Moreover, our Company's management, analysts, investors and others believe it is critical that they understand the credit performance of our entire portfolio of managed credit card receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in the respective securitization facilities.

        Managed receivables data assumes that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and presents the net credit losses and delinquent balances on the receivables as if we still owned the receivables.

Reconciliation of the managed receivables data to our GAAP financial statements requires recognition that substantially all of our credit card receivables had been sold in securitization transactions as of September 30, 2003 (i.e., all but $7.1 million of our originated credit card receivables, which are included at their net book value in other assets); this reconciliation requires the removal of all but the $7.1 million of the managed receivables data from our books and records to yield only the $7.1 million of originated credit card receivables and associated statistics under GAAP, coupled with the recording under GAAP of retained interests in various securitization structures as explained herein.

        The table below summarizes our securitization activity for the periods presented and does not include any of the receivables managed by CSG, our 50%-owned equity-method investee:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end(1)	$2,478,595	$2,509,136	$2,478,595	$2,509,136
Proceeds from collections reinvested in revolving-period securitizations	241,399	256,821	723,804	802,526
Excess cash flows received on retained interests	95,803	184,232	289,626	280,689
Pretax securitization income (loss)	31,385	(18)	31,385	(18)
Income (loss) from retained interests in credit card receivables securitized	76,873	23,708	123,946	(33,511)

(1)
Excludes CSG receivables of $618 million (or $309 million attributable to our 50% CSG ownership percentage) and $1,039 million (or $519 million attributable to our 50% CSG ownership percentage) at September 30, 2003 and 2002, respectively, because such amounts are included in our equity method investment and are therefore not reflected in the statement of operations or balance sheet items included herein.

        The gross amount of receivables securitized decreased from September 30, 2002 to September 30, 2003 due a decline in the managed receivables associated with our originated portfolio combined with the anticipated decline in the managed receivables underlying the Fingerhut Trust, partially offset, however, by the addition of the managed receivables underlying the Embarcadero Trust. Proceeds from collections reinvested in revolving-period securitizations decreased during that same time period due (1) to reductions in receivables levels within our originated portfolio, (2) the fact that the Embarcadero Trust receivables were only recently acquired and consist of accounts with, on average, lower purchase levels than accounts within the originated portfolio, and (3) the fact that there is a very low level of purchases within the accounts represented by the Fingerhut Trust receivables. The relatively moderate level of excess cash flows received on retained interests for the nine months ending September 30, 2003 and September 30, 2002 reflects the offset of substantial cash flows that we have received from the Fingerhut securitization facilities (see Note 6, "Off Balance Sheet Arrangements," to our unaudited condensed consolidated financial statements) against cash flow reductions that we have experienced within our originated portfolio securitization facility given the accumulation requirements and declining advance rates that we have experienced within that securitization facility. This latter factor also accounts for the decline in excess cash flows received on retained interests for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002, particularly given that third quarter 2003 excess cash flows generated from the Fingerhut securitization facilities we considerably lower than those excess cash flows generated by the Fingerhut facilities during the first two quarters of 2003. The increase in the pretax securitization income (loss) is attributable to our purchase and subsequent securitization of the receivables underlying the Embarcadero Trust. Also, for the three and the nine months ending September 30, 2003, relative to comparable periods ending

September 30, 2002, we have experienced higher income from retained interests in credit card receivables securitized due to the strong performance of the managed receivables underlying our retained interests in the Fingerhut Trust and the Embarcadero Trust, as well as the improved performance of the managed receivables underlying our originated portfolio.

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

        Our securitization documents require us, as servicer of the receivables, to covenant that we will (1) maintain either acceptable tangible net worth levels or an acceptable ratio of tangible net worth to total managed receivables and (2) not default in the payment of material indebtedness or reduce the periodic finance charges assessed on the receivables below agreed-upon levels. We have also agreed to service the receivables in accordance with our servicing policies and procedures. In addition to the above, there are events described in our agreements that may trigger an early redemption, which would cause substantially all collections on the receivables to go to the investors to pay the principal on the notes. This would largely delay the payment of cash to us with respect to our seller's interests until the investors' notes were paid in full. These events include our failure as servicer to remit the collections that we receive from cardholders to the appropriate securitization accounts within the required time frames, our failure to provide reports regarding the activity in the accounts within required time frames or a breach of our representations and warranties. These events also include financial performance measures on the underlying receivables. As servicer of the accounts, we do not covenant or make any representation or warranty regarding the collectibility of the receivables in the accounts.

        Our securitization documents require us, as the seller of the receivables, to make representations and warranties relating to the validity and enforceability of the agreements pursuant to which the receivables were created. We also make other standard representations and warranties, including our ability to enter into the agreements and the accuracy of the information provided by us to investors. If we breach any of these representations, we may not be able to sell additional receivables into our securitization structures, and we may cause an early redemption event. As seller of the receivables, we again do not make any representation or warranty regarding the collectibility of the receivables in the accounts.

        As of September 30, 2003, we had not breached any representations or warranties or otherwise caused an early redemption event, and the underlying performance of the receivables had not caused an early redemption event, in any of our Company-arranged securitizations. In line, however, with our expectations at the time of our acquisition of and projections upon which we and CSG based our respective purchase prices for the Original Fingerhut Trust and CSG Trust retained interests, early amortizations have been triggered within each respective trust as a result of the minimum principal balance of receivables in the trusts falling below the minimum balance required by the applicable securitizations. For reasons addressed further in the "Securitization Facilities" section below and in Note 6, "Off Balance Sheet Arrangements," to our unaudited condensed consolidated financial statements, neither of these early amortization events has had any material adverse effect on our liquidity.

Selected Credit Card Data

        As noted above, our securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

        The information in the following tables are presented to reflect the credit card receivables, or portions thereof, in which we have an economic interest—that is, the receivables underlying our interest in Company-arranged securitizations (e.g., 100% of the credit card receivables of our originated portfolio and 62.5% of the credit card receivables underlying the Embarcadero Trust, which reflects our ownership percentage in Embarcadero Holdings LLC), the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002) and 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG)—together, our "managed receivables" as discussed above. For example, we have included 50% of the managed receivables underlying the CSG Trust because we have a 50% economic interest in CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income (other than with respect to our servicing fee, which we earn with respect to 100% of the receivables underlying the CSG Trust) are dependent upon 50% of the managed receivables.

        We provide the selected credit card data included within this section so that readers can evaluate our performance as a servicer with respect to the portfolios of credit card receivables that we manage. As noted in our "Off Balance Sheet Arrangements" section, performance metrics and data based on these managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying our off-balance sheet securitization facilities, as well as to any comparison of our Company to others within the specialty finance industry.

        As discussed in significant detail within our Annual Report on Form 10-K/A for the year ended December 31, 2002, the portfolios of receivables that we acquired in 1998, as well as the retained interests in the CSG Trust and the Federated Trust acquired in 2002, were acquired at substantial discounts. Further, the Embarcadero Trust receivables were also acquired in the third quarter of 2003 at a significant discount. In all of these cases, our acquisition prices were discounted, in part, because we attributed either little or no value to certain receivables that were at a late stage of delinquency in the hands of the sellers. Because such receivables were either near or in the process of being charged off by the sellers and because we ascribed no or low values to these receivables, including these receivables within our managed receivables data would distort the performance measurements of our Company as a servicer (and effectively would attribute the performance results of the sellers to us). As such, the period end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in the sellers' hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other credit card income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation.

        A similar rationale to that described above underlies our treatment of the face amount of the charged off credit card receivables that our subsidiary, Jefferson Capital, acquired during 2003. Because the acquisition prices for these defaulted receivables range from less than a penny to just a few pennies to the dollar of the face amount of defaulted receivables, including the face amount of these defaulted receivables within our average managed receivables denominator used within our various performance ratio statistics (e.g., net interest margin and charge-off ratios) would significantly understate and distort such ratios and would effectively preclude any meaningful comparison of our credit card receivables servicing performance metrics against others within the specialty finance industry. The recovery income from the Jefferson Capital recovery operations (like that of our excluded late-delinquency-stage receivables at acquisition) has been included within the numerator of the other credit card income ratio computation. Likewise, the costs associated with pursuing these recoveries are included within the numerator of the operating ratio computation.

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Period-end managed receivables	$2,518,822	$2,242,542	$2,470,041	$2,795,888	$3,028,500	$2,260,442	$1,809,070	$1,891,842
Period-end managed accounts	2,637	2,707	3,169	3,562	4,070	2,285	2,057	2,185
Average managed receivables	$2,469,194	$2,359,513	$2,636,728	$2,912,482	$3,090,254	$1,945,024	$1,860,209	$1,838,873
Net interest margin	20.9%	16.4%	15.5%	17.1%	21.4%	13.1%	16.9%	19.0%
Other credit card income ratio	8.8%	9.3%	8.2%	6.0%	6.2%	7.4%	7.6%	8.8%
Operating ratio	8.8%	8.5%	8.4%	8.3%	8.0%	7.6%	9.0%	9.8%

        The numerator of the net interest margin calculation includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases (discussed further in our Annual Report on Form 10-K/A for the year ended December 31, 2002), less interest expense as well as accrued finance charge and fee charge offs. The numerator of our other credit card income ratio includes other credit card fees billed, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income, ancillary product income and recoveries of acquired defaulted receivables. Our operating ratio numerator includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust and the Embarcadero Trust, other than marketing and solicitation and ancillary product expenses. Each of the aforementioned ratios is expressed as a percentage of average managed receivables.

        Our net interest margins are influenced by a number of factors, including the level of accrued finance charges and late fees billed, the weighted average cost of funds, amortization of the accretable yield component of our acquisition discounts for portfolio purchases and the level of our accrued finance charge and fee charge offs. Our net interest margin for the three months ended September 30, 2003 was 20.9%, as compared to 16.4% for the three months ended June 30, 2003. The factors contributing to this increase include: (1) improved managed receivables performance in general, thereby resulting in lower accrued finance charge and fee charge offs; (2) the favorable effects of the Embarcadero receivables acquisition (to be described further below); and (3) performance on our acquired receivables that has significantly exceeded the performance that we expected at acquisition date thereby resulting in higher levels of the accretable yield portion of our acquisition discounts being amortized into our net interest margin. The favorable effects of the Embarcadero receivables acquisition on our net interest margin reflect a trend that we experience after every sizable portfolio acquisition. Certain accounts in late delinquency status and those at or near charge-off at the time of acquisition are excluded from our selected credit card data. As such, for the first six to nine months or so following a portfolio acquisition date, the exclusion of these accounts will yield diminished charge offs of accrued finance charges and fees. As we saw beginning with the fourth quarter of 2002 (i.e., in the months that followed our Fingerhut acquisition and the CSG portfolio acquisition), the level of accrued finance charge and fee charge-offs normalize with the seasoning of the acquired portfolios. That is, the accounts that were not at excluded at the time of acquisition have aged into later delinquency buckets and have begun to charge off. This explains the reduction of our net interest margin beginning with the fourth quarter of 2002 and continuing through the first quarter of 2003 at which point this phenomenon stabilized.

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

        Our other credit card income ratio and our operating ratio have both increased during 2003, principally due to the income related to and the expenses associated with our new recovery operations. While there is income and expense associated with these new recovery operations during 2003, there is not (and in the future will not be) a commensurate level of average managed receivables in the denominator of the respective ratio computations. While our average managed receivables balances generally reflect the face amount of the receivables that we manage, we believe it would be inappropriate to include, and thus we have chosen not to include, the face amount of our acquired charged off credit card receivables within our average managed receivables balances. Other credit card income decreased during the third quarter of 2003 due to a decrease in ancillary product revenue and lower income from our charged off paper recovery operations, partially offset, however, by the favorable effects of Embarcadero's performance and higher fee income associated with our credit card product offering targeted at the lower end of the FICO scores. As explained in our "General" section above, throughout 2003, we have been originating receivables under a largely fee-based card product to a segment of consumers at the lower end of the FICO scoring system.

Asset Quality

        Our delinquency and charge off data at any point in time reflects the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card account portfolio also affects the stability of our delinquency and loss rates.

        Our strategy for managing delinquency and receivables losses consists of active account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts. See "Collection Strategies" below for further discussion.

        See Item VII of our Annual Report on Form 10-K/A for the year ended December 31, 2002 and Item II of our Quarterly Reports on Form 10-Q/A for the three months ended June 30, 2003 and March 31, 2003 for a discussion of trends through June 30, 2003. The discussion below focuses on the change in this information as of and for the three months ended September 30, 2003.

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

        The following table presents the delinquency trends of our credit card receivables on a managed receivables portfolio basis:

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Total
Receivables delinquent:
30 to 59 days past due	$118,300	$111,452	$99,723	$155,615	$155,897	$104,337	$68,423	$86,501
60 to 89 days past due	87,205	74,330	80,234	105,966	120,868	67,154	57,227	62,975
90 or more days past due	187,526	162,463	247,903	282,685	252,800	136,501	163,715	147,407

Total 30 or more days past due	$393,031	$348,245	$427,860	$544,266	$529,565	$307,992	$289,365	$296,883

Total 60 or more days past due	$274,731	$236,793	$328,137	$388,651	$373,668	$203,655	$220,942	$210,382

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.7%	5.0%	3.9%	5.6%	5.1%	4.6%	3.8%	4.6%
60 to 89 days past due	3.5	3.3	3.3	3.8	4.0	3.0	3.2	3.3
90 or more days past due	7.4	7.2	10.0	10.1	8.3	6.0	9.0	7.8

Total 30 or more days past due	15.6%	15.5%	17.2%	19.5%	17.4%	13.6%	16.0%	15.7%

Total 60 or more days past due	10.9%	10.5%	13.3%	13.9%	12.3%	9.0%	12.2%	11.1%

        Our absolute dollars of delinquencies have increased due to (1) seasonality as the second and third quarters tend to be a period of lower payments due to vacations and impending holidays and (2) the Embarcadero receivables acquisition as discussed below. The overall percentages have not changed significantly due to the "denominator effect" of the Embarcadero receivables acquisition discussed below.

        The following table separately reports our receivables delinquency trends for our originated portfolio:

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Receivables delinquent:
30 to 59 days past due	$64,442	$68,583	$56,066	$75,193	$71,630	$75,024	$63,423	$79,820
60 to 89 days past due	50,815	45,327	46,803	56,415	57,930	53,101	54,273	59,613
90 or more days past due	115,823	98,249	135,259	146,799	147,070	130,996	157,866	141,168

Total 30 or more days past due	$231,080	$212,159	$238,128	$278,407	$276,630	$259,121	$275,562	$280,601

Total 60 or more days past due	$166,638	$143,576	$182,062	$203,214	$205,000	$184,097	$212,139	$200,781

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.5%	4.6%	3.8%	4.7%	4.4%	4.6%	3.7%	4.5%
60 to 89 days past due	3.6	3.0	3.1	3.5	3.5	3.2	3.2	3.4
90 or more days past due	8.1	6.6	9.0	9.2	9.0	8.0	9.3	7.9

Total 30 or more days past due	16.2%	14.2%	15.9%	17.4%	16.9%	15.8%	16.2%	15.8%

Total 60 or more days past due	11.7%	9.6%	12.1%	12.7%	12.5%	11.2%	12.5%	11.3%

        Our originated portfolio's delinquency rates have increased due to the late summer seasonality as discussed previously. As evidenced by the increases in delinquencies from the second to the third quarter of 2002 shown above, we have experienced this same seasonality pattern in prior years as well. The rates have also been negatively impacted by the decreasing size of the portfolio (i.e., decrease in the denominator).

        The following table separately reports our receivables delinquency trends for our purchased portfolio (and as such, it includes delinquencies trends for our 62.5% of the credit card receivables underlying the Embarcadero Trust):

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Receivables delinquent:
30 to 59 days past due	$37,396	$26,421	$28,563	$44,819	$59,770	$4,937	$5,000	$6,681
60 to 89 days past due	24,864	16,899	20,498	32,952	44,612	2,900	2,954	3,362
90 or more days past due	44,373	38,243	63,027	92,180	67,516	5,253	5,849	6,239

Total 30 or more days past due	$106,633	$81,563	$112,088	$169,951	$171,898	$13,090	$13,803	$16,282

Total 60 or more days past due	$69,237	$55,142	$83,525	$125,132	$112,128	$8,153	$8,803	$9,601

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.8%	6.5%	5.0%	6.1%	6.8%	5.7%	4.8%	5.9%
60 to 89 days past due	3.1	4.2	3.6	4.5	5.1	3.4	2.9	3.0
90 or more days past due	5.7	9.3	11.0	12.6	7.7	6.1	5.7	5.5

Total 30 or more days past due	13.6%	20.0%	19.6%	23.2%	19.6%	15.2%	13.4%	14.4%

Total 60 or more days past due	8.8%	13.5%	14.6%	17.1%	12.8%	9.5%	8.6%	8.5%

        While the absolute dollars in each category have increased due to both late summer seasonality and the Embarcadero receivables acquisition, the overall percentages of delinquencies have declined due to the "denominator effect" of the Embarcadero receivables acquisition. That is, we exclude from our managed receivables data all receivables associated with accounts that are at or near charge off at the time of our acquisition of a portfolio. Accordingly, there is a large increase in our average managed receivables balance for the receivables acquired by Embarcadero, without a corresponding increase in the delinquent accounts. Given the early August 2003 acquisition of our interest in the Embarcadero Trust receivables, we expect an increase in purchased portfolio delinquencies as the acquired Embarcadero Trust accounts age into later delinquency buckets during approximately the first six to nine months after acquisition.

        The following table presents our receivables delinquency trends for our 50% share of the credit card receivables underlying the CSG Trust:

	At or for the Three Months Ended
	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
	(Dollars in thousands; % of total)
50% of CSG Trust
Receivables delinquent:
30 to 59 days past due	$16,462	$16,448	$15,094	$35,603	$24,497	$24,376
60 to 89 days past due	11,526	12,104	12,934	16,598	18,326	11,153
90 or more days past due	27,330	25,971	49,617	43,706	38,214	252

Total 30 or more days past due	$55,318	$54,523	$77,645	$95,907	$81,037	$35,781

Total 60 or more days past due	$38,856	$38,075	$62,551	$60,304	$56,540	$11,405

Receivables Delinquent as % of period-end receivables:
30 to 59 days past due	5.3%	4.8%	3.8%	7.7%	4.7%	4.5%
60 to 89 days past due	3.8	3.5	3.2	3.6	3.5	2.1
90 or more days past due	8.8	7.5	12.4	9.5	7.4	0.0

Total 30 or more days past due	17.9%	15.8%	19.4%	20.8%	15.6%	6.6%

Total 60 or more days past due	12.6%	11.0%	15.6%	13.1%	10.9%	2.1%

        CSG's third quarter 2003 delinquency rates have increased modestly due to the same late summer seasonality pattern that we have experienced for our other portfolios as discussed above.

        Charge offs.    In the tables that follow, the gross yield ratio represents billed finance charges and late fees as a percentage of average managed receivables. The other credit card income ratio represents the aggregate of other fees and income earned on credit cards (such as annual fees, over-limit fees, cash advance fees, interchange fees, ancillary products revenues and recoveries of acquired defaulted receivables) as a percentage of average managed receivables. Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs include only the principal amount of these losses, net of recoveries; they exclude accrued finance charges and fee charge offs, which are charged against the related income at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer's bankruptcy or death. In some cases of death, however, receivables are not charged off if, with respect to the deceased customer's account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

        For purposes of reporting adjusted charge offs and the adjusted charge off ratios on the managed receivables below, a discount related to the credit quality of purchased receivables is utilized to offset a portion of actual net charge offs. Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices relates to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future principal cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.

        The following table presents the charge off data for all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted for minority interest in the case of the Embarcadero managed receivables so as to include only our 62.5% share), as well as our 50% share of the managed receivables of CSG, our equity-method investee.:

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Gross yield ratio	32.1%	33.0%	33.5%	34.0%	32.4%	29.9%	32.3%	32.8%
Other credit card income ratio	8.8%	9.3%	8.2%	6.0%	6.2%	7.4%	7.6%	8.8%
Combined gross charge offs	$161,746	$206,451	$240,336	$248,919	$182,964	$143,840	$129,251	$122,753
Net charge offs	$95,629	$123,062	$133,667	$123,877	$71,621	$72,979	$68,407	$70,207
Adjusted charge offs	$54,798	$64,744	$67,180	$67,193	$64,080	$72,979	$68,407	$70,207
Combined gross charge off ratio	26.2%	35.0%	36.5%	34.2%	23.7%	29.6%	27.8%	26.7%
Net charge off ratio	15.5%	20.9%	20.3%	17.0%	9.3%	15.0%	14.7%	15.3%
Adjusted charge off ratio	8.9%	11.0%	10.2%	9.2%	8.3%	15.0%	14.7%	15.3%

        Gross yield decreased in the three months ended September 30, 2003 due to the currently liquidating status of each of our portfolios. That is, as the amount of our managed receivables have decreased, so have our billed finance charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate. Further, the results of Embarcadero are included for only two months, thus somewhat understating their modest favorable impact on our gross yield ratio.

        The results of Jefferson Capital are included in the other credit card income ratio within the above table, but are excluded from the remaining tables within this section because such results are not tied to any particular portfolio of managed credit card receivables.

        Analysis of the above charge off data for the three months ended September 30, 2003 shows (1) a decrease in the dollar amounts of our charge offs and (2) a decrease in the respective charge off ratios. The decrease in the dollar amounts of our charge offs and its contributory effect on the decline in the respective charge off ratios is explained to some degree by seasonality. The first quarter of the year tends to be a period of higher payments such that the third quarter has lower charge offs (i.e., with higher payments in the first quarter, there are fewer delinquencies then and hence lower charge offs for the next couple of quarters). The decrease in the charge off ratios is further explained by the "denominator effect" of the Embarcadero receivables acquisition (as explained above in our "Delinquencies" discussion). This denominator effect arises because of the inclusion of the Embarcadero managed receivables in the denominator of the respective charge off ratio formulae without a commensurate level of charge offs of such receivables in the numerator of the ratio calculations (i.e., because of our exclusion from managed receivables data of receivables that are at or near charge off in the hands of the seller at the time of acquisition). Excluding a seller's late stage delinquent accounts from our acquisition date managed receivables statistics essentially means that we will experience no charge-offs for an acquired portfolio of receivables until earlier bucket delinquencies age into later stages of delinquency and are charged off. This will gradually occur after an acquisition such that our charge-off statistics will normalize with the aging of an acquired portfolio's receivables in the six months or so after the acquisition date. As such, we expect an increase in our respective charge-off ratios in the fourth quarter of 2003 and into the first quarter of 2004. We plan to continue to focus our resources on refining our credit underwriting standards for newly acquired accounts and to increase our focus on collection and post-charge off recovery efforts to minimize losses.

        The following table presents the charge off data for our originated portfolio:

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Gross yield ratio	30.9%	31.8%	32.4%	32.6%	32.6%	30.4%	32.9%	33.5%
Other credit card income ratio	8.0%	7.0%	6.3%	7.6%	7.6%	7.6%	7.7%	9.0%
Combined gross charge offs	$97,230	$114,414	$131,411	$138,362	$125,700	$140,031	$125,755	$118,876
Net charge offs	$55,001	$63,349	$65,068	$65,336	$62,409	$70,347	$66,364	$68,455
Combined gross charge off ratio	26.5%	31.1%	33.8%	34.4%	30.6%	33.5%	28.7%	27.6%
Net charge off ratio	15.0%	17.2%	16.8%	16.2%	15.2%	16.8%	15.2%	15.9%

        Gross yield decreased in the three months ended September 30, 2003 due to the current liquidating status of our originated portfolio. That is, as the amount of our managed receivables have decreased, so have our financed charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate.

        The other credit card income ratio increased due to fees (principally annual) associated with our largely fee-based credit card product offering targeted at the lower end of the FICO scores, partially offset, however, by the decrease in ancillary products revenues.

        Our charge off statistics have decreased due to improved collection efforts and seasonality as discussed previously. Consistent with the late summer seasonal rise in delinquencies as previously explained, we expect an increase in charge off rates over the next couple of quarters.

        The following table presents the charge off data for our purchased portfolio (and as such, it includes data for our 62.5% of the credit card receivables underlying the Embarcadero Trust):

	At or for the Three Months Ended
	2003			2002				2001
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Gross yield ratio	36.6%	39.4%	38.5%	40.4%	34.2%	25.0%	22.0%	23.3%
Other credit card income ratio	2.2%	2.0%	0.3%	0.2%	0.2%	2.7%	2.7%	1.9%
Combined gross charge offs	$39,137	$53,130	$69,167	$71,729	$22,597	$3,398	$3,496	$3,877
Net charge offs	$22,862	$35,087	$42,457	$34,245	$4,960	$2,222	$2,043	$1,752
Adjusted charge offs	$(203)	$1,395	$2,112	$1,857	$1,671	$2,222	$2,043	$1,752
Combined gross charge off ratio	23.2%	41.2%	42.5%	35.4%	9.9%	14.5%	12.9%	13.2%
Net charge off ratio	13.5%	27.2%	26.1%	16.9%	2.2%	9.5%	7.5%	6.0%
Adjusted charge off ratio	(0.1)%	1.1%	1.3%	0.9%	0.7%	9.5%	7.5%	6.0%

        Gross yield has decreased in the third quarter of 2003 due to a mix change within the purchase portfolio (i.e., the addition of the Embarcadero receivables, which have a lower yield than the Fingerhut receivables). We should see a modest further reduction in the gross yield in the fourth quarter of 2003 since we will have three months of Embarcadero receivables data included within our fourth quarter statistics as compared with only two months of such data being included in our third quarter statistics.

        Analysis of the above charge off data for the three months ended September 30, 2003 shows (1) a decrease in the dollar amounts of our charge offs and (2) a decrease in the respective charge off ratios.

        The decrease in the dollar amounts of our charge offs and its contributory effect on the decline in the respective charge off ratios is explained by (1) generally improving collectibility trends that we have continued to experience for the Fingerhut receivables and (2) seasonality, as the first quarter of the year tends to be a period of higher payments such that the third quarter has lower charge offs (i.e., with higher payments in the first quarter, there are fewer delinquencies then and hence lower charge offs for the next couple of quarters).

        The decrease in the charge off ratios is further explained by the "denominator effect" of the Embarcadero receivables acquisition (as explained above in our "Delinquencies" discussion). This denominator effect arises because of the inclusion of the Embarcadero managed receivables in the denominator of the respective charge off ratio formulae without a commensurate level of charge offs of such receivables in the numerator of the ratio calculations (i.e., because of our exclusion from managed receivables data of receivables that are at or near charge off in the hands of the seller at the time of acquisition). Excluding a seller's late stage delinquent accounts from our acquisition date managed receivables statistics essentially means that we will experience no charge-offs for an acquired portfolio of receivables until earlier bucket delinquencies age into later stages of delinquency and are charged off. This will gradually occur after an acquisition such that our charge-off statistics will normalize with the aging of an acquired portfolio's receivables in the six months or so after the acquisition date. As such, we expect an increase in our respective charge-off ratios in the fourth quarter of 2003 and into the first quarter of 2004. However, because charge off percentages for the Embarcadero receivables are expected to be lower than Fingerhut charge off percentages, we do not expect a rise in the respective charge off ratios back to the levels that we experienced from the fourth quarter of 2002 through the second quarter of 2003.

        The trend in the adjusted charge off levels and ratios is explained by (1) the liquidation within the purchased portfolio of an older purchased portfolio of receivables that produced its last charge offs within the purchased portfolio statistics in the second quarter of 2002, and (2) recoveries on this same older portfolio's receivables that occurred in the third quarter, which resulted in negative adjusted charge offs and a negative adjusted charge off ratio as there were no new adjusted charge offs against which to charge the recoveries.

        The following table presents the charge off data for our 50% share of the receivables underlying the CSG Trust:

	At or for the Three Months Ended
	Sep. 30, 2003	Jun. 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002
	(Dollars in thousands; % of total)
Gross yield ratio	28.3%	28.9%	29.8%	28.0%	28.8%	27.3%
Other credit card income ratio	6.0%	6.8%	6.6%	5.1%	4.9%	3.7%
Combined gross charge offs	$25,379	$38,907	$39,758	$38,827	$34,667	$410
Net charge offs	$17,766	$24,626	$26,142	$24,296	$4,252	$410
Adjusted net charge offs	$—	$—	$—	$—	$—	$410
Combined gross charge off ratio	31.1%	41.6%	36.8%	31.6%	26.2%	0.9%
Net charge off ratio	21.8%	26.3%	24.2%	19.8%	3.2%	0.9%
Adjusted charge off ratio	—%	—%	—%	—%	—%	0.9%

        The slight decline in gross yield is the result of slight mix changes in the portfolio of CSG Trust managed receivables. These mix changes are associated with account management actions taken late in the fourth quarter of 2002, as well as the timing of and manner in which the CSG Trust managed receivables are being liquidated. The decline in the other credit card income ratio is due to fees (principally over limit) decreasing at a faster rate than the receivables are declining..

        Consistent with expectations, as the portfolio of CSG managed receivables liquidates, reductions in the absolute dollar amount of charge offs are anticipated. The positive trend in the charge off ratios is due to the seasonal decline in first quarter delinquencies that we have seen (and previously discussed) for our other portfolios, coupled with improved performance over all as a result of new collection strategies.

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

        We consider management's experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder's APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer's payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer's minimum payment once a certain number of minimum payments are received. Additionally, we employ re-aging techniques (i.e., make a customer current after a certain number or amount of payments are received) in general accord with Federal Financial Institution Examination Counsel ("FFIEC") guidelines. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service ("CCCS") program by waiving a certain percent of a customer's debt that is considered our "fair share" under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

        Our collection strategies include utilizing both internal and third-party collectors and creating a competitive process of rewarding the most effective and efficient group of collectors from within our system and among third-party agencies. We divide our portfolios into various groups that are statistically equivalent and provide these groups of accounts to our various internal and external collection resources. We compare the results of the internal and external collectors against one another to determine which techniques and which collection groups are producing the best results.

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

Results of Operations

        Our results of operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in millions except per share data)
Net income (loss)	$57.5	$22.1	$109.9	$(11.9)
Net income (loss) attributable to common shareholders	$56.5	$21.0	$106.6	$(15.0)
Diluted income (loss) per share	$1.11	$0.43	$2.13	$(0.32)

        The increase in our net income was principally due to the performance of the acquired receivables in the Embarcadero Trust ($39.3 million pre-tax income from retained interests in credit card receivables securitized and $31.4 million pre-tax net securitization income (loss) for both the three and nine months ended September 30, 2003), the earnings of our equity-method-investee ($(0.3) million and $27.6 million pre-tax (loss) income for the three and nine months ended September 30, 2003), the positive performance of our acquired Fingerhut retained interests ($49.5 million and $125.8 million of pre-tax income from retained interests in credit card receivables securitized for the three and nine months ended September 30, 2003), the servicing fees that we earn associated with the managed receivables of the CSG and Embarcadero trusts ($13.7 million and $33.5 million pre-tax servicing income for the three and nine months ended September 30, 2003), and the performance of our charged off paper recovery operations ($4.8 million and $9.7 million pre-tax income for the three and nine months ended September 30, 2003). These positive effects were partially offset, however, by the $26.9 million minority interest associated with Embarcadero for both the three and nine months ended

September 30, 2003. Other offsets included (1) the application of the residual cash flows discount rate in our Statement No. 140 model to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio at September 30, 2003 (reflecting both diminished advance rates against our portfolio of originated receivables and certain amounts being retained at the master trust associated with a term securitization series with respect to which we began accumulating against an accumulation period requirement in October 2003) and (2) the decline in the managed receivables underlying and the corresponding reduction in billings within our originated portfolio; these factors accounted for a $12.0 million and $46.9 million of pre-tax loss from retained interests in credit card receivables securitized for the originated portfolio for the three and nine months ended September 30, 2003.

        Our 2003 results also reflect reductions in our marketing efforts and expenses because we believe that, while we have access to liquidity for our origination activities, the advance rates and other terms underlying this available liquidity do not allow us to earn our, and our shareholders', desired returns on equity. We have chosen to focus our 2003 growth efforts on portfolio acquisition, rather than marketing and origination activities for our traditional underserved market. As noted previously, however, we are undergoing some marketing efforts and experiencing some originations during 2003 pursuant to our efforts to move down to the lower end of the FICO scoring system with more of a fee-based credit card product.

Net Interest Income (Expense)

        Net interest income (expense) consists of interest income earned on cash and cash equivalents less interest expense. We had $3.0 million of net interest income for the three months ended September 30, 2003, versus $4.9 million of net interest expense for the three months ended September 30, 2002. We also had $0.5 million of net interest expense for the nine months ended September 30, 2003, versus $4.4 million of net interest expense for the nine months ended September 30, 2002. The decrease in net interest expense of $3.9 million thus far in 2003 is due primarily to interest expense associated with debt used to purchase our ownership interest in CSG in the second quarter of 2002. While this loan was paid off during 2002, the lender is entitled to receive a portion of excess CSG Trust cash flows received by us from CSG. These payments are classified as interest expense. Because the CSG Trust triggered an anticipated early amortization event in June 2003, we do not anticipate receiving any more excess cash flows from CSG until the middle of 2006; thus, we anticipate interest expense decreasing over the remainder of 2003. Further, we have received beginning in the third quarter of 2003 and will continue to receive interest income on our subordinated, certificated interest in the Embarcadero Trust. Also, the finance charges associated with our new largely fee-based credit card product offering targeted at consumers at the lower end of the FICO scoring system are included here, as these receivables are not securitized. Accordingly, we expect this income stream to continue to increase as this offering grows.

Net Securitization Income (Loss) and Income (Loss) from Retained Interests

        Retained interests in credit card receivables securitized are valued in accordance with the provisions of Statement No. 140 and EITF 99-20. Retained interests in Company-arranged securitization facilities that are accounted for under Statement No. 140 are subsequently accounted for as trading securities and reported at estimated fair market value in accordance with Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). See "Off Balance Sheet Arrangements."

        Net securitization income (loss) is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold as well as the fair value of the assets and cash proceeds received. In a sale, we receive cash, retain an interest in the receivables sold (Seller's Interest) and retain rights to receive cash in the future (the interest only or "I/O" strip). Net securitization income was $31.4 million for the three and nine months ended September 30, 2003 compared to net securitization loss of $18,000 for the three and nine months ended September 30, 2002. This income increased from 2002 to 2003 because of the purchase and subsequent securitization of the receivables acquired by Embarcadero in August 2003.

        The following table breaks down our income (loss) from retained interests in credit card receivables securitized between originated and purchased portfolios:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in millions)
Income (loss) from retained interests in credit card receivables securitized:
Originated portfolio	$(12.0)	$(18.9)	$(46.9)	$(74.2)
Purchased portfolio(1)	$88.9	$42.6	$170.8	$40.7

Total	$76.9	$23.7	$123.9	$(33.5)

(1)
This amount includes $49.5 million, $41.8 million, $125.8 million and $41.8 million for the three and nine months ended September 30, 2003 and 2002 related to the Fingerhut Trust. It also includes $39.3 million for both the three and nine months ended September 30, 2003 related to the Embarcadero Trust.

        The increase in total income from retained interests in credit card receivables securitized can be attributed principally to the strong performance of our retained interests in the Embarcadero Trust (acquired in August 2003) and the Original Fingerhut Trust (acquired in July 2002), partially offset, however, by the anticipated reduction in the profitability of the retained interests in our originated portfolio. Profitability reductions associated with the retained interests in our originated portfolio have resulted from our ceasing of marketing efforts with respect to the portfolio, which has stopped growth through the addition of new accounts to the portfolio and caused a greater percentage of our originated portfolio managed receivables to age into two and three-plus year vintages for which higher charge offs are the norm. Further, the application of the residual cash flows discount rate in our Statement No. 140 model to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio during 2003 has also reduced profitability. Notwithstanding the positive Embarcadero contributions that we experienced to income from retained interests in credit card receivables securitized during the third quarter of 2003, we anticipate that income from our retained interests in the Embarcadero Trust credit card receivables will decrease in subsequent quarters as we begin to experience credit losses on post-acquisition generated receivables (i.e., credit losses based on face amounts of the post-acquisition generated receivables, rather than credit losses based on our discounted purchase price for the acquired receivables). The lower credit losses based on our discounted purchase price for the acquired receivables had a favorable effect on our third quarter income from retained interests in credit card receivables securitized of approximately $18 million.

        During the third quarter of 2003, a third party acquired our retained interest in the Original Fingerhut Trust (defined previously) in exchange for $27.3 million and a retained interest in a new Fingerhut Trust (also previously defined), which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust; this $27.3 million has been reflected within the $49.5 million third quarter 2003 Fingerhut Trust contribution to our income from retained interests in credit card receivables cited above. For further discussion of the Fingerhut retained interests exchange and our accounting for our investment in the

Fingerhut retained interests, see Note 6, "Off Balance Sheet Arrangements," to our unaudited condensed consolidated financial statements.

        Management estimates the fair value of the retained interests in Company-arranged securitization facilities at the end of each period. Fair value is estimated as the amount the retained interests could be bought for, or sold for, in a current transaction between willing parties, specifically, other than in a forced liquidation. We believe that quoted market prices in active markets are the best evidence of fair value. Because quoted market prices are not available for our retained interests, the estimated fair value is based on the best information available under the circumstances. As such, we utilize a discounted cash flow approach, under which our estimated future cash flows are discounted at the estimated rate of return that we believe an investor in our retained interests would expect to be associated with such an investment (the "residual cash flows discount rate"). Our computations of fair value are, therefore, based on the estimated present value of future cash flows using our best estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses, discount rates and required amortization payments to investors. The weighted average key assumptions used to value the seller's interest, interest-only strip and servicing liability for the receivables that we have securitized as of the end of each period are presented below. Changes in any of these assumptions could impact the estimates of the fair value of our retained interests as well as the realization of expected future cash flows:

	At or for the Three Months Ended
	2003			2002
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Assumptions
Payment rate (monthly)	6.5%	6.8%	6.8%	6.7%	6.7%	7.1%
Expected credit loss rate (annualized)	15.8%	18.0%	18.4%	18.0%	16.7%	16.6%
Residual cash flows discount rate (annualized)	22.5%	22.5%	22.5%	22.5%	22.5%	22.5%
Servicing liability discount rate (annualized)	14.0%	14.0%	14.1%	14.1%	14.1%	14.1%

        Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. We lowered the estimated payment rate during the three months ending September 30, 2003 in response to the liquidating nature of our originated portfolio, partially offset by a higher payment rate associated with the Embarcadero receivables. The expected credit loss rate decreased during the September 30, 2003 due to (1) the Embarcadero receivables having lower expected charge-offs than our originated portfolio of receivables and (2) improved collection efforts and some improvements in the general economic environment being experienced by our cardholders in our originated portfolio resulting in fewer delinquent accounts. We compare historical loss rates on each vintage of our portfolio at comparable points in their lives to project our expected credit loss rate. Our servicing liability discount rate is based on management's estimate of the required returns for companies that service similar assets.

        The residual cash flows discount rate is dependant on the asset backed securities market and the various companies that make up this market (e.g., Providian, Capital One, Metris and CompuCredit). The asset backed securities market is influenced by the results of the issuers who participate in the market, as well as (1) the reaction of rating agencies to the results of the issuers, (2) general economic conditions and (3) the investment appetite of investors, which include banks, commercial paper conduits administered by banks, money market funds, pension funds, hedge funds and insurance companies. Also, as demonstrated to us in December 2001, the market for our asset backed securities also is impacted by our own perceived liquidity and negotiating positions. However, absent exigent circumstances, the asset backed securities market tends to react to the overall performance of the group as opposed to the individual companies comprising the group (i.e., the advance rates, pricing and terms available are responsive to the peer group that includes us, as opposed to just us).

        Our residual cash flows discount rate was volatile during the latter part of 2001 and the first half of 2002. That volatility was unprecedented and unforeseen, both by us and other market participants, but reflected the prevailing market conditions in the asset backed securities market as well as our own liquidity. During the fourth quarter of 2001, we completed transactions at very unfavorable pricing, which yielded a 35% return to the buyers. This pricing reflected the deterioration of the asset backed securities markets and our near-term liquidity needs in December 2001. The December 2001 transaction was the most readily available information upon which to base our fourth quarter 2001 discount rate estimate—at that point we increased our discount rate to 34.9%. During the first quarter of 2002, due to the continued general weakness of the economy and the continued stress and liquidity challenges that we saw in the asset backed securities markets, we did not believe that there was sufficient evidence to warrant a reduction in our discount rate. In the second quarter of 2002, however, our liquidity position improved with the purchase (through our 50%-owned equity-method investee, CSG) of the retained interests from Providian. Additionally, we finalized the terms of a new securitization structure with more favorable advance rates, pricing and other terms. As a result, we concluded, after consultation with and corroboration by an independent third-party valuation firm, that a reduction in our discount rate was warranted. The valuation techniques utilized by the third-party valuation firm included analyzing our recent transactions and our competitors (both direct and indirect) discount rates and costs of equity, with equal weighting given to each. Since June of 2002, we have not seen any evidence indicating that any further adjustment in our discount rate is necessary; thus, our residual cash flows discount rate has remained at 22.5% at the end of all financial reporting periods since the second quarter of 2002.

        The various assumptions in the above table relate only to receivables that we have securitized and do not apply to retained interests that we have purchased. The Fingerhut retained interests purchased by us during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with EITF 99-20, expected cash flows in excess of the cost of the purchased retained interests are being amortized into income from retained interests using the effective interest method; during the three and nine months ended September 30, 2003, $49.5 million and $125.8 million of such excess cash flows were amortized into income under EITF 99-20. Based on the Fingerhut retained interests exchange cited above (and discussed in more detail in Note 6, "Off Balance Sheet Arrangements," to our unaudited condensed consolidated financial statements), we expect no further material income under EITF 99-20 associated with the Fingerhut Trust for at least the next four quarters.

        Our retained interests in credit card receivables securitized include the following:

	September 30, 2003	December 31, 2002
	(In thousands)
I/O strip	$132,113	$99,964
Accrued interest and fees	20,400	15,804
Servicing liability	(36,187)	(108,010)
Fair value of Seller's Interest	343,027	283,681

Retained interests in credit card receivables securitized	$459,353	$291,439

        The I/O strip reflects the fair value of the Company's rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip and accrued interest and fees have increased in 2003 principally due to the Embarcadero acquisition and securitization. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. A portion of the reduction in the servicing liability is associated with the Original Fingerhut Trust and is due to (1) amortization of the servicing liability ($5.5 million and $31.7 million in the three and nine months ended September 30, 2003, respectively) which is included as a component of servicing income and (2) the third quarter transaction involving the Fingerhut retained interests, which is addressed below. The fair value of seller's interest includes those interests in Company-arranged securitizations, as well as the Company's purchased interests in securitizations. The fair value of seller's interest increased from December 31, 2002, principally due to: (1) the Embarcadero acquisition; (2) increased credit enhancement requirements and levels associated with certain of the series within the Company's originated portfolio securitization facility; and (3) approximately $91.3 million retained at the master trust underlying the Company's originated portfolio (a) as one of the term series within our originated portfolio approached its accumulation period, and (b) toward the October 2003 repayment of the Class B notes in the other term securitization series within the master trust; offset, however, by the effects of the third quarter transaction involving the Fingerhut retained interests discussed below and the effects of collections associated with the Fingerhut retained interests throughout the first three quarters of 2003.

Equity Method Investment in CSG

        Under the equity method of accounting for our CSG investment, we recorded approximately $(0.3) million and $27.6 million of pretax (loss) income during the three and nine months ended September 30, 2003, respectively. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired from the CSG Trust in the second quarter of 2002. During the nine months ended September 30, 2003, we received approximately $36.7 million in cash distributions from CSG. During the second quarter of 2003 and as expected at the time of acquisition, a principal balance trigger occurred, and hence an early amortization began. While we received distributions from CSG in June 2003, the occurrence of this trigger event has caused CSG to cease its cash distributions to us, and distributions will not resume until approximately the middle of 2006. Accordingly, all significant income from our equity-method investment will cease until the distributions resume. The occurrence of this trigger event should not impact, however, our expected future cash flows associated with our servicing of the CSG Trust receivables or our investment in CSG Trust notes.

Servicing and Other Income

        The remaining components of our other operating income (i.e., excluding securitization income (loss), income from retained interests in credit card receivables securitized, and our equity in income of equity-method investee) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Gross servicing income	$21,303	$31,861	$73,832	$35,540

Recoveries of previously charged off receivables	11,007	—	28,020	—

Other credit card fees and other income	30,740	31,063	80,990	96,118

        The increase in gross servicing income during the first nine months of 2003 as compared to the same period of 2002 is principally due to (1) the increase in servicing revenues associated with the purchase of the retained interests in the Fingerhut Trust, the investment in CSG and the purchase of the Embarcadero Trust receivables as we service 100% of each of these portfolios of receivables, and (2) amortization of the servicing liability associated with the Fingerhut Trust (which also accounts for much of the decline in servicing income in the quarter-to-quarter comparison between 2003 and 2003 given the rapid decline in the level of Fingerhut receivables that we are servicing). The increase in recoveries of previously charged off receivables during 2003 is due to our entering this market via our new Jefferson Capital subsidiary beginning in early 2003. The decrease in other credit card fees and other income during the first nine months of 2003 as compared to the same period of 2002 is principally due to a decline in our ancillary product revenue and interchange fees. The ancillary product revenue category is very sensitive to our new account growth because historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. Thus far during 2003, we have originated fewer accounts than in prior years, and this has resulted in the decrease in ancillary product revenue. Interchange fees are the portion of the merchant fee assessed by Visa and MasterCard and passed on to us based on the purchase volume on our credit card receivables. Interchange fees have decreased thus far during 2003 primarily due to a decrease in purchase volume of our cardholders. Moreover, because our added Fingerhut receivables are associated with private label cardholder accounts that do not have interchange agreements, the addition of these specific receivables in 2002 did not cause any movement in our interchange fee levels.

Other Operating Expense

        Other operating expense consists of the following for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Salaries and benefits	$5,619	$5,663	$14,388	$12,287
Credit card servicing	34,827	44,005	106,330	79,892
Marketing and solicitation	2,646	4,361	7,060	9,402
Depreciation	3,906	3,750	11,676	10,940
Other	11,388	9,550	28,710	23,666

Total other operating expense	$58,386	$67,329	$168,164	$136,187

        Other operating expense for the first nine months of 2003 as compared to the same period of 2002 increased due primarily to expenses associated with servicing 100% of the receivables in the Embarcadero Trust, the CSG Trust and the Fingerhut Trust. Credit card servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Our credit card servicing costs also include outsourced collections and customer service expenses. We have changed our infrastructure, customer service and collection personnel to correlate with the volume of receivables. The increase also reflects the costs associated with collections of purchased charged off credit card receivables by our new Jefferson Capital subsidiary. As shown by the relative decline in credit card servicing costs between the third quarter of 2003 and the third quarter of 2002, however, our credit card servicing costs are trending down along with the decline in our managed receivables (i.e., relative to mid-2002 levels immediately after the CSG and Fingerhut acquisitions). This downward trend is also reflective of our renegotiation of certain outsourced rates as well as our utilization of greater outsourcing opportunities due to reduced rates. Salaries and benefits include the salaries and benefits associated with non-collections and non-customer service personnel. We have experienced moderate increases for the salaries and benefits and depreciation categories thus far during 2003 based generally on the new investments that we have made in our Jefferson Capital business operations, in our largely fee-based credit card product being originated at lower FICO score levels, and in other areas for which we see promising growth potential in 2004.

        Year to date in 2003, marketing and solicitation costs have decreased due to reduced budgeted levels of direct mail, telemarketing, internet and television campaigns. Our 2003 marketing and solicitation activities are being limited to our new largely fee-based card offering to consumers at the lower end of the FICO scoring system as discussed above. These activities began in earnest during the second quarter of 2003.

        Other expense includes professional fees, net occupancy costs, ancillary product expense, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies, other miscellaneous expenses and, new for 2003, our bad debt provision on those non-securitized receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system. Our expenses within the other expense category generally have increased incrementally as we have added infrastructure to support growth and appropriately reserved for loan losses with respect to our non-securitized receivables. Against these increases in other expenses, are reductions in ancillary product expenses given the falloff in our new account originations thus far in 2003. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards including identity theft or purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.04% of our average managed receivables in any given year.

Minority Interest

        The 37.5% ownership interest of the Merrill Lynch affiliate in Embarcadero is reflected as a minority interest in the operating results. The $26.9 million recorded in the third quarter of 2003 reflects their portion of the results of operations since the acquisition of the receivables underlying the Embarcadero Trust. Prior to the third quarter of 2003, the we did not have any minority interest.

Income Taxes

        Our effective tax rate was 35.5% for the nine months ended September 30, 2003 and 35.0% for the nine months ended September 30, 2002. The increase was due to certain of our operations now being subject to various state income taxes, partially offset, however, by the tax benefit associated with the exercise of stock options by employees. Because it is relevant to our overall liquidity picture, we note that, in October 2003, we received a refund of $22.5 million in connection with our 2002 federal income tax return filing.

Liquidity, Funding and Capital Resources

        A primary financial goal of the Company is to maintain an adequate level of liquidity through active management of assets and liabilities. At September 30, 2003, we had approximately $100.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During the first nine months of 2003, we generated approximately $309.4 million in cash flow from operations, compared to approximately $141.2 million in cash flow from operations during the first nine months of 2002. The $168.2 million increase was due primarily to the increase in our average managed receivables and the collections thereon in the comparative 2003 period, principally those managed receivables underlying the Fingerhut Trust, as well as the collections by our Jefferson Capital operations.

  •
  During the first nine months of 2003, we utilized approximately $347.4 million in cash flow in investing, compared to approximately $127.1 million in cash flow used in investing activities during the first nine months of 2002. The $220.3 million increase was due primarily to (1) a

    $600 million repayment on a term facility associated with one of our master trust facilities, (2) certain amounts being retained within our originated portfolio master trust as one of our term securitization facilities approached its accumulation period, (3) our investments through our new Jefferson Capital recovery unit in charged off credit card receivables, and (4) our purchase and funding of the Embarcadero acquisition.

  •
  During the first nine months of 2003, we generated approximately $17.9 million in cash flow from financing, compared to utilizing approximately $9.4 million in cash flow from financing during the first nine months of 2002. The $27.3 million increase was due primarily to proceeds from the minority interest investment in our Embarcadero subsidiary, coupled with the exercise of stock options which occurred in the first nine months of 2003. This increase was partially offset by the net proceeds from short-term borrowings that occurred in the first nine months of 2002.

        Our most significant uses of cash are operating expenses, the purchase of the credit card receivables that arise in the accounts that are issued through our relationships with the third-party account-owning financial institutions and marketing expenses. We raise cash by selling the credit card receivables into our securitization programs as discussed previously. When we sell the receivables, we receive cash and a retained interest. Because the amount of cash that we receive is less than the face amount of the receivables, this retained interest is a use of cash for us. The receivables in the securitization programs then generate cash as the cardholders make payments on their accounts. This cash is allocated by the securitization agreements to pay us for servicing the receivables, to pay interest on the investors' notes and to repay any principal portions of the investors' notes that are due. Any excess cash after the above allocations is remitted to us as owner of the retained interests.

        As of September 30, 2003, we had net servicing liabilities of $0 and $36.2 million on our Fingerhut and originated portfolios, respectively. During the third quarter of 2003, a third party acquired our retained interest in the Original Fingerhut Trust (defined above) in exchange for $27.3 million and a retained interest in a new Fingerhut Trust (also defined above), which owns a collateral security interest in the Original Fingerhut Trust that represents an undivided interest in the receivables held by the Original Fingerhut Trust. One of the results of this Fingerhut retained interests exchange is that (exclusive of compensation to us for servicing) we will not receive any further cash flows from the Fingerhut Trust until all senior note holders are repaid (currently estimated to be the third quarter of 2004). We will, however, receive adequate compensation for servicing the portfolio in the Fingerhut Trust (currently estimated to be $44.9 million more than was anticipated under the Original Fingerhut Trust).

        The CSG Trust hit an early amortization trigger during the second quarter of 2003, and CSG stopped receiving cash from the CSG Trust during June 2003. The CSG Trust securitization facility is unique in that it was structured by the seller of the retained interests as a liquidating trust—essentially providing for limited purchasing volume and liquidating account balances over the term of the facility. Moreover, triggers were specifically designed to cause early amortization and repayment to the investors based on the rate of liquidation of the receivables within the CSG Trust. In evaluating its purchase of the CSG Trust retained interests and in establishing its purchase price for those retained interests, CSG fully anticipated a first quarter to second quarter of 2003 early amortization event. Now that the CSG Trust has hit this early amortization trigger, CSG is not expected to resume receipts of cash from the CSG Trust until the middle of 2006. This event will cause CSG, as our equity-method investee, to cease making cash distributions to us. We expect, however, to continue to receive throughout the early amortization period adequate compensation for servicing the receivables underlying the CSG Trust. We also expect that the CSG Trust will continue to make payments to us in respect of our investment in CSG Trust bonds.

        On August 1, 2003, we used $26.5 million of our unrestricted cash reserves to purchase our 62.5% interest in Embarcadero. As noted previously, Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to the Embarcadero Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. We expect to begin receiving cash in addition to the servicing income from this investment beginning in the third quarter of 2004.

        Finally, while we have never triggered an early amortization within any of the series underlying our originated portfolio securitizations and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within our master trust as we focus further on reducing the managed receivables balances within our originated portfolio. Just as the denominator effect discussed in our "Asset Quality" section has caused certain increases in charge off ratios even while the absolute dollar amount of charge offs has remained flat or even declined, this same effect will be experienced in our net portfolio yield early amortization triggers for the outstanding series within our originated portfolio master trust.

        Another potential use of cash is in connection with our Series A and B preferred stock issuances. To date, we have paid the dividends on our Series A and B preferred stock in additional shares of preferred stock. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three month period, then the holders of the preferred stock can require us to pay the Series A and B preferred stock dividends in cash.

        During the third quarter of 2002, our Board of Directors authorized a program under which we repurchase up to 5 million shares (approximately 11 percent of the outstanding shares) of our outstanding common stock. Under the repurchase plan, we may buy back shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost on our consolidated balance sheet. During the first quarter of 2003, we repurchased 40,000 shares on the open market for $0.2 million. We did not repurchase any shares during the second and third quarters of 2003. During the third quarter of 2002, we repurchased 500,000 shares on the open market for $2.6 million. To date, we have purchased 872,900 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

        We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to allow us to weather the difficult liquidity environment within the securitization marketplace. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, re-leveraging various securitization structures (to the extent permitted) or issuing debt or equity. We may explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to the adverse liquidity conditions in the securitization marketplace.

        Our operations have generated significant positive cash flows thus far in 2003. Key to our ability to further increase our net cash flows throughout the remainder of 2003 will be (1) our successfully integrating the Embarcadero Trust acquisition into our operations, and (2) our continuing to pursue and obtain necessary securitization facilities at acceptable advance rates and terms. We anticipate having more than adequate cash for our operations for the remainder of this year. We do, however, anticipate attempting to raise additional funds as discussed elsewhere herein.

Securitization Facilities

        Our most significant source of liquidity is the securitization of credit card receivables. As of October 15, 2003, we had total securitization facilities of $2.3 billion and had used approximately $1.8 billion of these facilities. The weighted-average borrowing rate on these facilities at October 15, 2003 was approximately 3.06%. The maturity terms of our securitizations vary. These facilities include the outstanding amounts on a floating rate, three-year term securitization of approximately $441.5 million that we completed during July 2001, several one-year securitizations, and through the Fingerhut Trust, an amortizing term securitization. Repayment for each securitization facility begins when the revolving period for the facility ends. Once repayment of a facility begins and until it is paid, cash may be accumulated within the trust (and not paid to us) in order to provide for the repayment of such facility (i.e., the cash is no longer reinvested in new credit card receivables). This is the case with our term securitization for our originated portfolio, the terms of which provide that cash could have been accumulated as early as one year prior to the scheduled maturity dates. Or, as is the case with our one-year securitizations, cash may be used to pay down the facilities beginning on the facilities' maturity date. We are able to borrow under our securitization facilities only to the extent that we have receivables that meet the eligibility requirements of each series.

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

        The occurrence of adverse events may also cause the securitization transactions to amortize earlier than scheduled or may require additional credit enhancements. These events include a decline in the portfolio's annualized net yield or a decline in the payment rate, in each case below set rates, or an increase in delinquencies or charge offs, in each case, above set rates. The portfolio's annualized net yield typically includes monthly finance charges and past due fees collected on the receivables less monthly servicing fees, credit losses and costs of funds. The aforementioned events would accelerate the need to utilize alternative funding sources. If our securitization facilities were to begin to trap cash flows or otherwise increase their required credit enhancement and we were unable to obtain additional sources of liquidity (such as other securitization facilities structurally subordinate to those facilities that were trapping cash or were in their amortization period, other debt or additional equity), we would begin to close the credit card accounts that are open to new purchases and thus would significantly reduce our need for any additional cash.

        In the table below, we have noted the securitization facilities (including a structurally subordinate facility) with respect to which our managed credit card receivables serve as collateral, and we have noted their maturation dates, all such data being presented as of October 15, 2003:

Maturity date	Facility limit(1)
(Dollars in millions)
November 2003(2)	$61.4
March 2004	100.0
July 2004(3)	1,324.9
August 2004(3)	9.0
September 2004(4)	823.0

Total	$2,318.3

(1)
Excludes securitization facilities related to receivables managed by CSG, because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the statement of operations or balance sheet items included herein for the Company. Filed as an exhibit to our Annual Report on Form 10-K/A for the year ended December 31, 2002 are audited financial statements for CSG, which contain disclosures related to CSG's securitized receivables and its associated securitization facilities.

(2)
This facility is Series 1998-2 issued by the Original Fingerhut Trust, the retained interests in which we transferred to a third party during the third quarter of 2003 in exchange for $27.3 million in cash and retained interests in the new Fingerhut Trust. The third party to which we transferred the retained interests in the Original Fingerhut Trust established and funded a prefunding account which is expected to be adequate to ensure the payoff of Series 1998-2 by November 15, 2003.

(3)
Represents the expected principal payment date for $432.5 million of a $441.5 million three-year term facility, the end of the revolving period for a $300 million conduit facility, and the end of the revolving period for a $592.4 million facility associated with the Embarcadero Trust. With respect to the $441.5 million three-year term facility, in October 2003, we began accumulating payments to redeem $432.5 million of notes in July 2004. In October 2003, we began to fund a principal funding account, and based on the cash deposited into the principal funding account, we are able to draw up to $35.3 million per month from an underlying structurally subordinate (or "paired" series) facility. During October 2003, we drew $35.0 million from this structurally subordinate facility.

(4)
Represents the expected final principal payment date for the $149.5 million currently outstanding under a new 2003-1 Series issued out of the Fingerhut Trust, the end of the revolving period for a $306 million conduit facility, and the maturity date for the $367.5 million structurally subordinate series discussed in (3) above. With respect to the Fingerhut 2003-1 Series, all collections will go towards the pay down of this $149.5 million amount, and we will not receive any significant cash flows from the Fingerhut Trust other than for servicing until the third quarter of 2004.

        For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that we acquired in 2002 and that CSG acquired in 2002—both of which were contemplated in connection with our establishment of purchase prices for the respective acquisitions. In March 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. This early amortization event was made irrelevant, however, by the Fingerhut retained interests exchange during the third quarter of 2003, which resulted in $27.3 million of net proceeds to us during this quarter as well as a more than adequate increase in our ongoing servicing compensation; see Note 6, "Off Balance Sheet Arrangements," to our unaudited condensed consolidated financial statements for further details. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held.

        Finally, while the we have never triggered an early amortization within any of the series underlying the securitization facilities that we have arranged, and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within our securitization trusts as we liquidate the managed receivables within our securitized portfolios.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K/A for the year ended December 31, 2002, we discuss the two areas, valuation of retained interests and non-consolidation of special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 4, "Purchase of Assets," and Note 6, "Off Balance Sheet Arrangements," to the financial statements included in this report, we updated our sensitivity analysis with respect to valuations.

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

        Richard R. House, Jr. and Richard W. Gilbert each indirectly own 13.0% of VSI, the third-party developer of our database management system. During the nine months ended September 30, 2003, we paid approximately $9.1 million to VSI and its subsidiaries for software development, account origination, and consulting services. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan bears interest at the prime rate and is due in January 2005; approximately $1.0 million was outstanding as of September 30, 2003.

        During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for the nine months ended September 30, 2003 for the sublease was approximately $0.1 million. Additionally, another entity in which Frank J. Hanna, Jr. is involved provides certain collection services to us for which we paid approximately $0.2 million during the nine months ended September 30, 2003.

        See Note 2, "Significant Accounting Policies" for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by us.

Forward-Looking Information

        All statements in this quarterly report concerning our operating and earnings expectations for fiscal year 2003 and our liquidity expectations and all other statements regarding our future performance (including those using words such as "believe," "estimate," "project," "anticipate", "expect", "plan" or "predict") are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2002:

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

          (2)   We are substantially dependent upon securitizations and other borrowed funds in order to fund the credit card receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. If the advance rates for our securitizations are reduced, if investors in securitizations require greater rates of return, if we fail to meet the requirements for continued funding or if large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or liquidate in a controlled and profit-maximizing manner our base of credit card receivables or it may be more expensive for us to do so. In addition, a portion of our credit card receivables cannot be financed through securitizations because of advance rate limitations and must be financed instead through capital that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions. Recently, capital has been both expensive and difficult to obtain;

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

        At September 30, 2003, substantially all of our credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.0% at September 30, 2003), subject to interest rate floors. At September 30, 2003, greater than 88% of our originated receivables were priced at their floor rate. The floor rate is, on average, 112 basis points above the prime rate plus the spread; as such, less than 12% of our originated receivables are essentially at or above their fixed rate floor. At September 30, 2003, our securitizations had $2.3 billion in outstanding variable rate, interest-bearing liabilities payable to investors. Should interest rates begin to rise, it is possible that, due to this gap, our managed liabilities may begin to rise in cost prior to our managed assets rising in yield. The impact of this would depend upon how much and how quickly interest rates rose and also would depend on our ability to reprice our receivables. Assuming that we could not successfully reprice our originated receivables or make other appropriate responsive changes in a timely enough fashion and assuming the application of a rise in interest rates to our managed receivables balances as of September 30, 2003, each 10 basis point increase (up to the 112 basis point average exposure set forth above) would have an approximate $1.6 million after-tax negative impact on our annual cash flows. We continue to evaluate the costs versus benefits of potential actions to mitigate this risk.

        We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Disclosure controls and procedures.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at meeting their objectives.

  (b)
  Internal control over financial reporting.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds.

(a)
Not applicable.

(b)
Not applicable.

(c)
Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
10.1	Sale and Purchase Agreement, dated as of July 31, 2003, among Providian Bank, as Seller, Columbus Bank and Trust, as Purchaser, and CompuCredit Acquisition Corporation	Filed herewith
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J. Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J. Paul Whitehead, III	Filed herewith
(b)
Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed four current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
July 15, 2003	7 and 9*	None
August 13, 2003	7 and 12	None
August 15, 2003	7 and 12	None
September 15, 2003	7 and 12	None
*
Information furnished under Item 9 was intended to be furnished under Item 12 in accordance with SEC Release No. 33-8216.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation
November 12, 2003	By	/s/ J.PAUL WHITEHEAD, III J. Paul Whitehead, III Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

TABLE OF CONTENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES