Form 10-K
period 2003-12-31
COMPUCREDIT CORP
filed 2004-03-01
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2003

of

COMPUCREDIT CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600
Atlanta, Georgia 30346
(770) 206-6200

        CompuCredit's Common Stock, no par value per share, is registered pursuant to Section 12(g) of the Act.

        CompuCredit has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days.

        CompuCredit believes that during the 2003 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Securities Exchange Act of 1934 complied with all applicable filing requirements, except as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2004 Annual Meeting of Shareholders.

        CompuCredit is an accelerated filer (as defined in Exchange Act Rule 12b-2). The aggregate market value of CompuCredit's Common Stock (based upon the closing sales price quoted on the NASDAQ National Market) held by nonaffiliates as of June 28, 2003 was $414.1 million. (For this purpose, directors, officers and 5% shareholders have been assumed to be affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of CompuCredit's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

Cautionary Notice Regarding Forward-Looking Statements

        This Report includes forward-looking statements, including, in particular, forward-looking statements under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains forward-looking statements that may not be so identified. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond CompuCredit's control. Actual results may differ materially from those suggested by the forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth below in "Item 1. Business—Risk Factors." CompuCredit expressly disclaims any obligation to update any forward-looking statements in any manner except as may be required in connection with its disclosure obligations in filings it makes with the Securities and Exchange Commission (the "SEC") under the Federal securities laws or as otherwise required by law.

        In this Report, the words "Company," "CompuCredit," "we," "our," "ours," and "us" refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit® and other trademarks in the United States.

PART I

ITEM 1. BUSINESS

General

        A general discussion of the business of CompuCredit Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com.

        CompuCredit is principally a provider of credit and related financial services and products to, or associated with, the underserved, or sub-prime, consumer credit market. Historically, we have served this market primarily through marketing and solicitation of credit card accounts originated by banks under an agreement with us and our servicing of the credit card receivables underlying the originated accounts. Since 1998, we have used acquisitions of distressed portfolios of credit card receivables as a channel for adding credit card receivables. Commencing in 2002 and continuing into 2003, however, we used acquisitions of distressed portfolios as the primary channel for adding credit card receivables, principally because we have been able to obtain better leverage (or advance rates) against the discounted purchase prices of these acquired receivables than we can obtain against receivables generated through our other origination channels. Recent distressed receivables portfolio acquisitions have included:

  •
  A 50% interest in CSG, LLC ("CSG") during the second quarter of 2002. CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a subordinate, certificated interest issued by a trust ("CSG Trust") that had acquired approximately $1.5 billion (face amount) of credit card receivables from Providian National Bank.

  •
  The retained interests in a trust (the "Original Fingerhut Trust") from Federated Department Stores, Inc. ("Federated") that then owned approximately $1.0 billion (face amount) of receivables arising from private label revolving credit cards that were used to purchase items from the Fingerhut catalog. This transaction occurred during the third quarter of 2002.

  •
  A 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero") during the third quarter of 2003. Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank.

        We decide whether to grow receivables levels within our originated portfolio master trust or to acquire other portfolios based upon several factors, particularly credit quality and financing costs. We assess credit quality using an analytical model that we believe predicts likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. Our analysis enables us to better identify consumers within the underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize.

        As is customary in our industry, we finance most of our credit card receivables by selling them to a securitization vehicle, such as a trust, that in turn sells participation interests. The rates of return that purchasers require and the portion of the funding that the purchasers are willing to provide (as contrasted with the portion that we must provide), which is known as the advance rate, are our two most significant financial considerations. In 2001, the advance rates provided by purchasers of participation interests in our securitization facilities decreased significantly, thereby leading us to conclude that we could not earn our desired returns on equity from growing the receivables within our originated portfolio master trust. As a result, we reduced our marketing efforts significantly and even then focused our efforts narrowly. However, we have been able to obtain attractive financing for acquisitions of portfolios and, hence, were able to complete the acquisitions described above.

        In January 2004, we completed a new financing arrangement with Merrill Lynch that provides us significantly improved advance rates. As a result, we are in the process of increasing marketing and related efforts with the goal of growing receivables within the originated portfolio master trust. We also plan to pursue opportunities to acquire credit card receivables.

        During 2003, we began expanding into other sub-prime finance activities through our acquisitions of previously charged off credit card receivables through a new subsidiary, Jefferson Capital Systems, LLC ("Jefferson Capital"), to take advantage of what we considered to be an opportunity within the previously charged off receivables recovery area. Through Jefferson Capital, we acquired defaulted receivables with an aggregate face value amount of approximately $2.1 billion at a cost of $40.7 million, with respect to which we collected $64.6 million in 2003. (See Note 2, "Significant Accounting Policies," to our consolidated financial statements for further discussion of this venture.)

        During 2004, we expect to expand our product offerings to our sub-prime consumer market base by developing new products and services that we can provide to them and by acquiring other complementary sub-prime lenders and businesses.

        The balance of this section includes an overview of several aspects of our business that we believe will assist you in understanding our financial performance.

How Do We Operate?

        We market unsecured general-purpose Visa and MasterCard credit cards, including our Aspire Visa credit card, Emerge MasterCard and Freedom Card MasterCard, generally under an agreement with Columbus Bank and Trust Company ("CB&T"), a Georgia state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, CB&T, as the issuer, owns the credit card accounts.

        On a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize substantially all of the receivables each day by selling the receivables to trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the receivables. The cash proceeds that we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors' interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

        As discussed above in the "General" section, dating back to 1998, we also have acquired distressed portfolios of sub-prime credit card receivables. We acquire these portfolios at a substantial discount due to the likelihood that a large percentage of the receivables will be charged off as the underlying debtors default. We use our credit models to predict the extent to which the underlying debtors will be able to repay us, which we factor into the price that we pay for the portfolio. Our profitability in these transactions hinges on whether the underlying debtors in the aggregate remit payments that exceed the price we paid for the portfolio. Portfolio acquisitions have become a significant component of our business.

        See the consolidated financial statements and our "Liquidity and Capital Resources" section of Management's Discussion and Analysis for further details on securitizations.

How Do We Collect and Evaluate Data?

        Our general business model is predicated on upon our ability to successfully predict the performance of sub-prime receivables, irrespective of whether the receivables arise from portfolio acquisitions or through other origination channels. In other words, we do not focus on who originated the particular receivable, but, rather, how it will perform. We believe our unique skill set is our ability to predict this behavior and to service the portfolio in a superior manner to ensure maximum performance. To this end, we have developed a proprietary database management system which supports the decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The database system is an information warehouse that maintains information regarding a customer throughout the customer's relationship with us. The system's purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

        Our database system captures combinations of customer information gathered either from prior owners of our acquired receivables or in the target marketing and solicitation phases of an originated customer relationship and additional data gathered throughout the remainder of our relationship with the customer, including customer behavior patterns. By combining this information, we have established an analytical database linking static historical data with actual customer performance. Our intranet interface allows management immediate access to the database management system.

        We believe that the information that we collect in our database system, as well as the ability that we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products and our portfolio acquisitions. We believe that we have priced our products and acquisitions such that over time the income we earn from the receivables that are not charged off is sufficient to cover our marketing expense, our servicing expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

How Do We Get Our Customers?

        As noted above, we view our customers the same regardless of whether we acquired them through traditional marketing activities or via portfolio purchases. We believe we have developed an effective model for predicting the behavior of sub-prime consumers, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe that we can use this model to predict the behavior of sub-prime consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO score range. The FICO score, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO score ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO score range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. We focus our marketing programs (direct mail, television, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

        Similarly, our target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating customers through our marketing campaigns. We believe that our ability to evaluate credit risk within FICO score ranges enables us to determine a portfolio's overall credit risk more accurately than many portfolio sellers and potential purchasers. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final purchase premium or discount does not accurately reflect the credit risk of the portfolio. Conversely, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

What Other Services Do We Offer to Our Customers?

        We offer fee-based products and services to our cardholder customers, including memberships, card registration, insurance products and subscription services. These fee-based products and services are offered throughout our relationship with a customer. Our two largest providers of fee-based products historically have been American Consumer Alliance, which provides most membership products, and the Assurant Group, which provides supplemental insurance products to our customers. We provide a billing platform for these third party providers, and they pay us commissions based upon the services they provide to our customers and/or the quantity of products sold to our customers. These third-party providers are fully responsible for the fulfillment of the products they offer. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established by the provider.

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

How Do We Maintain the Accounts and Mitigate Our Risks?

        We manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts and credit line modifications. We use an adaptive control system to translate our strategies into the account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

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

How Do We Collect From Our Customers?

        The goal of the collections process is to collect as much money from the cardholder as possible in the most cost effective and efficient manner. To this end, we employ techniques that we believe focus on having the lowest possible delinquencies for our portfolios. As part of our collection analysis and consistent with what we believe to be prevalent industry practice, we evaluate our economic investment in the cardholder (i.e., the principal balance) and aggressively attempt to recover our economic investment made on each receivable.

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

Competition

        We face substantial competition, the intensity of which varies depending upon economic and liquidity cycles, from other consumer lenders. Our credit card business competes with national, regional and local bank-card issuers, other general-purpose credit card issuers and retail credit card issuers. Large credit card issuers, including but not limited to Capital One, Providian and Metris, may compete with us for customers on a variety of fronts including, but not limited to interest rates and fees. Many of these competitors are substantially larger than we are and have greater financial resources. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. Customer loyalty is often limited in this area. We may lose entire accounts, or may lose account balances, to competing credit card issuers.

        Our competitors are continually introducing new strategies to attract customers and increase their market share via techniques such as advertising, target marketing, balance transfers and price competition. In response to competition, some issuers of credit cards have lowered interest rates and offered incentives to retain existing customers and attract new ones. These competitive practices, as well as competition that may develop in the future, could harm our ability to obtain customers and maintain profitability.

Employees

        As of December 31, 2003, we had approximately 1,750 employees, substantially all of whom are located in Georgia, North Carolina, Minnesota and Utah. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

Trademarks, Trade Names and Service Marks

        CompuCredit and its subsidiaries have registered and continue to register, when appropriate, various trademarks, tradenames and service marks used in connection with their businesses and for private label marketing of certain of their products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

Additional Information

        CompuCredit is incorporated in Georgia. Our principal executive offices are located at 245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia 30346, and the telephone number at that address is (770) 206-6200. Our internet address is www.compucredit.com. We make available free of charge on our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Additionally, certain corporate governance materials, including our Board committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading "Investor Relations." From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the Securities and Exchange Commission or Nasdaq, or as desirable to further the continued effective and efficient governance of the Company.

RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before deciding to invest in our stock. The risks described below are the ones that we currently consider material. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward looking statements that we have made or might make. We will update these risks as required by law.

The Cash Flows We Receive from Our Retained Interests Currently Drive Our Financial Performance and Are Dependent upon the Cash Flows Received on the Credit Card Receivables Underlying Our Securitizations

        The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select who is issued a credit card, the pricing of the credit products, the length of the relationship with each cardholder, general economic conditions, the rate at which cardholders repay their accounts and the rate at which cardholders charge or become delinquent. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

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

        The lack of seasoning of our credit card portfolio makes it difficult to predict the performance of our business.     A portfolio of older accounts generally behaves more predictably than a newly originated portfolio. In general, as the average age of an originated credit card receivables portfolio increases, delinquency and charge off rates can be expected to increase and then stabilize. Any increases in delinquencies and charge offs beyond our expectations will decrease the value of our retained interests in securitization transactions resulting in a decrease in our net income. This also may reduce the funds available for our future growth and may hinder our ability to complete other securitizations in the future. Our delinquency rates (the percentage of our accounts more than 60 days past due) have fluctuated over the last several years from 11.1% at December 31, 2001 to 13.9% at December 31, 2002 and 12.0% at December 31, 2003. The majority of our charge offs occur when an account becomes contractually 180 days delinquent. Thus, increased charge offs would generally follow increased delinquencies, absent significant changes in collection activities. During 2001 and 2002, a greater than expected charge off ratio adversely impacted our business.

        An economic slowdown could increase credit losses and/or decrease our growth.    Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts or account balances. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and the frequency and severity of charge offs. Our actual rates of delinquencies and frequency and severity of credit losses may be higher under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the sub-prime market. Changes in credit card use, payment patterns and the rate of defaults by account holders may result from a variety of unpredictable social, economic and geographic factors. Social factors include, among other things, changes in consumer confidence levels, the public's perception of the use of credit cards and changing attitudes about incurring debt and the stigma of personal bankruptcy. Economic factors include, among other things, the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. Moreover, adverse changes in economic conditions in states where account holders are located could have a direct impact on the timing and amount of payments on our credit card accounts.

        Because a significant portion of our reported income is based on management's estimates of the performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income.    Income from the sale of credit card receivables in securitization transactions and income from retained interests in credit card receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based primarily on management's estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables may cause fluctuations in our net income. The expected cash flows are based on management's estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance. During the fourth quarter of 2001, we increased the discount rate used to value our retained interests from 14.2% used at September 30, 2001, to 34.9%. This resulted in a substantial loss. We increased our discount rate primarily to reflect the higher rate of return required by investors. During the second quarter of 2002, we hired an independent financial advisory firm to assist management in the evaluation of our residual cash flow discount rate. Based upon the advice of the independent financial advisory firm we revised the estimate for the residual cash flow discount rate to 22.5%, from 34.9% at March 31, 2002 (and it has remained at this level since that time). This resulted in an increase in the value of our retained interests. We attribute the change to a lessening of market place concern regarding the performance of other credit card issuers and our improved liquidity. This change emphasizes, however, that the discount rate may be volatile.

        Increases in expected losses and delinquencies may prevent us from continuing to securitize receivables in the future on similar terms.    Greater than expected delinquencies and losses could also impact our ability to complete other securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources to the extent available.

        Increased utilization of existing credit lines by cardholders would require us to establish additional securitization facilities or curtail credit lines.    Our existing commitments to extend credit to cardholders exceeded our commitments for securitizations by over 1.1 to 1 at December 31, 2003. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders' available credit lines or establish additional securitization facilities. This would subject us to several of the other risks that we have described in this section.

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

        Our portfolio of credit card receivables is not diversified and originates from cardholders whose creditworthiness is considered sub-prime.    We obtain the receivables that we securitize in one of two ways—we either originate receivables (through our relationship with credit card issuers) or purchase receivables from other credit card issuers. In either case, substantially all of our securitized receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in the fourth quarter of 2001, we suffered a substantial loss after we increased our discount rate to reflect the higher rate of return required by investors in sub-prime markets. Because our receivables portfolios are all of substantially the same character (i.e., sub-prime), the increased discount rate resulted in a decrease in the value of our various receivables portfolios. These losses may have been mitigated if our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Since our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact. We have no immediate plans to issue or acquire receivables of a higher quality.

        Seasonal consumer spending may result in fluctuations in our net income.    Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our customers may charge more and carry higher balances during the year-end holiday season and before the beginning of the school year, resulting in corresponding increases in the receivables we manage and subsequently securitize during those periods.

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

We Are Substantially Dependent upon Securitizations and Other Borrowed Funds in Order to Fund the Credit Card Receivables That We Originate or Purchase

        All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. Although our primary facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations, in the event that in the future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of credit card receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we maintain retained interests in our securitizations that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and recently has been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

        Our growth is dependent on our ability to add new securitization facilities.    We finance substantially all of our receivables through securitizations. To the extent we grow our receivables significantly, our cash requirements are likely to exceed the amount of cash we generate from operations, thus requiring us to add new securitization facilities. Our historic and projected performance impact whether, on what terms and at what cost we can sell interests in our securitizations. If additional securitization facilities are not available on terms we consider acceptable, or if existing securitization facilities are not renewed on terms as favorable as we have now or are not renewed at all, we may not be able to grow. One of the reasons that we have slowed our growth plans is because our securitizations mature in 2004, and we did not have any assurances that we will would be able to obtain new securitizations on satisfactory terms until January 2004, at which point we obtained such a facility and made a decision to begin originating again.

        As our securitization facilities mature, they will be required to accumulate cash that therefore will not be available for operations.    Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on credit card receivables are accumulated to repay the investors and are no longer reinvested in new credit card receivables. Consequently, our funding requirements for new credit card receivables increase accordingly. If our securitization facilities begin to accumulate cash and we also are unable to obtain additional sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our credit card accounts in order to significantly reduce our need for any additional cash. When a securitization facility matures, the underlying trust continues to own the credit card receivables and effectively the maturing facility maintains its priority in its right to payments following collections on the underlying credit card receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility's interest in the underlying credit card receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future.

        We may be unable to obtain capital from third parties needed to fund our existing securitizations or may be forced to rely on more expensive funding sources.    We need equity or debt capital to fund our retained interests in our securitizations. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. In late 2001, we needed additional liquidity to fund our operations as well as the growth in the retained interests in our securitizations, and we had a difficult time obtaining those needed funds. We were not able to issue common stock at a price we deemed acceptable due to a variety of factors, including a general economic slowdown, the repercussions from the events of September 11, 2001, uncertainty in the liquidity markets in general, concerns surrounding the poor performance of our competitors and our failure to meet analysts' expectations given the slowdown in the growth of our managed receivables. At the same time, due to many of these factors, we were able to sell our retained interests in our securitization only at a dramatically increased rate of return to the investors. During the fourth quarter of 2001, we utilized our revolving credit facility to fund the portion of our receivables growth that could not be funded through securitization. To date, we have not replaced our revolving credit facility, which expired in January 2002. If in the future we need to replace that facility or otherwise raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to replace our credit facility or otherwise raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card based asset backed securities and the general economy.

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

        The performance of our competitors may impact the costs of our securitization.    Investors in our securitizations compare us to Capital One, Providian, Metris and other sub-prime credit card issuers and, to a degree, our performance is tied to their performance. Generally speaking, our securitizations investors also invest in our competitors' securitizations. These investors broadly invest in the credit card industry, and when they evaluate their investments, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor sentiment, and the investors in our securitizations require greater returns, particularly with respect to subordinated interests. In the fourth quarter of 2001, for instance, investors demanded unprecedented returns. In the event that investors unexpectedly require higher returns and we sell our retained interests at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests in our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We would also potentially increase the discount rate used to value all of our other retained interests, which would also result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we would potentially decrease the discount rate used to value all of our other retained interests, which would result in additional income.

        We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties made to us by sellers of the receivables are inaccurate.    The representations and warranties made to us by sellers of receivables we purchased may be inaccurate. We rely on these representations and warranties when we securitize these purchased receivables. In securitization we make representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, then under the terms of the applicable investment agreement, we could be required to pay the investors a sum equal to the amount of the securitized receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Credit Card Receivables That Are Outstanding

        The aggregate amount of outstanding credit card receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above and the success of our marketing efforts. To the extent that we have over estimated the size or growth of our credit card receivables, in all likelihood we have over estimated our future financial performance.

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

  •
  levels of delinquencies and charge offs;

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

        Our decisions regarding marketing can have a significant impact on our growth.    We can increase or decrease, as the case may be, the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. A decline in the balance of our receivables securitized would reduce our net income in future periods. We have decreased our marketing during 2003, although as a result of our new Merrill Lynch securitization facility, we expect to increase our marketing in 2004.

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

We Operate in a Heavily Regulated Industry

        Changes in bankruptcy, privacy or other consumer protection laws may adversely affect our ability to collect credit card account balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes could adversely affect our ability to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules. Some of these issues are discussed more fully below.

        Consumer protection laws may make collection of credit card account balances more difficult or may expose us to the risk of litigation.    Any failure to comply with legal requirements by Columbus Bank and Trust, as the primary issuer of our credit cards, or by us or Columbus Bank and Trust, as the servicer of our credit card accounts, could significantly impair our ability to collect the full amount of the credit card account balances. Further, any such failure to comply with the law could expose us or Columbus Bank and Trust to the risk of litigation under state and federal consumer protection statutes, rules and regulations. Our operations and the operations of Columbus Bank and Trust are regulated by federal, state and local government authorities and are subject to various laws, rules and regulations, as well as judicial and administrative decisions imposing requirements and restrictions on our business. Due to the consumer-oriented nature of the credit industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. There is always a risk that new legislation or regulations could place additional requirements and restrictions on our business. However, this risk is amplified since our target market consists almost entirely of sub-prime borrowers, and lawmakers and regulators have recently shown an interest in increasing the regulation of this segment in order to protect the customers of and investors in sub-prime lenders. The institution of any litigation of this nature or any judgment against us or any other industry participant in any litigation of this nature could adversely affect our business and financial condition in a variety of ways. For more information regarding consumer and debtor protection laws applicable to Columbus Bank and Trust and us, please see "Item 1. Business—Consumer and Debtor Protection Laws and Regulations" herein.

        Changes to consumer protection laws may impede collection efforts or reduce collections.    Federal and state consumer protection laws regulate the creation and enforcement of consumer loans, including credit card accounts and receivables. Changes or additions to those regulations could make it more difficult for a servicer of receivables to collect payments on those receivables or could reduce the finance charges and other fees that an originator can charge on credit card account balances, resulting in reduced collections.

        Receivables that do not comply with consumer protection laws may not be valid or enforceable under their terms against the obligors on those receivables, which would also result in reduced collections on our credit card accounts.

        If an account holder sought protection under federal or state bankruptcy or debtor relief laws, a court could reduce or discharge completely the account holder's obligations to repay amounts due on its account and, as a result, the related receivables would be charged-off as uncollectible.

        Changes in law may increase our credit losses and administrative expenses, restrict the amount of interest and other charges imposed on the credit card accounts or limit our ability to make changes to existing accounts.    Numerous legislative and regulatory proposals are advanced each year, which, if adopted, could harm our profitability or limit the manner in which we conduct our activities. Changes in federal and state bankruptcy and debtor relief laws may increase our credit losses and administrative expenses. More restrictive laws, rules and regulations may be adopted in the future which could make compliance more difficult or expensive, further restrict the amount of interest and other charges we can impose on the credit card accounts we originate or market, target sub-prime lenders, limit our ability to make changes to the terms of existing accounts or otherwise significantly harm our business.

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

We Routinely Explore Various Opportunities to Grow Our Business, Including the Purchase of Credit Card Receivable Portfolios and Other Businesses

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

        Our portfolio purchases may cause fluctuations in reported managed receivables data, which may reduce the usefulness of historical managed loan data in evaluating our business. Our reported managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. As of December 31, 2003, portfolio acquisitions account for 41% of our total portfolio based on our ownership percentages.

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

        We currently are considering several acquisitions of, or investments in, businesses other than credit card issuers. These businesses all involve lending to sub-prime consumers, but through other channels. Any acquisition or investment that we make would involve risks different from and in addition to the risks that our business currently is exposed to. These include the risks that we will not be able to successfully integrate and operate new businesses, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value enhancing manner.

Other Risks

        We also face a number of other uncertainties. These include:

        The existence of preferred stock and warrants could adversely impact holders of common stock.    As of December 31, 2003, our Series A Preferred Stock and Series B Preferred Stock in the aggregate could be converted into approximately 4.7 million shares of common stock, or 9.1% of the number of shares that would be outstanding immediately following conversion. Additionally, dividends on the preferred stock will generally be paid in additional shares of preferred stock on a quarterly basis, which means that over time the holders of the preferred stock will be entitled to convert their shares into an even greater percentage of our common stock. For example, assuming no dividends are paid in cash, none of the preferred stockholders exercise their conversion rights and the anti-dilution rights of the preferred stockholders are not triggered, five years after issuance (December 2006) the preferred stock could be converted into approximately 13.5% of the common stock outstanding at the time of issuance. In addition, the holders of the preferred stock have the right to vote separately on various items—including material corporate transactions—and may not vote in a manner beneficial to the interests of the common stockholders where the interests of the two classes are different. Additionally, the 2.4 million warrants issued to Merrill Lynch in January would represent 4.4% of the outstanding shares following conversion and assuming conversion of the preferred stock.

        Unless we obtain a bank charter, we cannot issue credit cards other than through an agreement with a bank.     Because we do not have a bank charter, we currently cannot issue credit cards other than through an agreement with a bank. Substantially all of our new credit card issuances are made under an agreement with Columbus Bank and Trust. Based on the fact that we are a sub-prime lender, we believe it would be difficult for us to charter a bank in the current regulatory environment and a recent application by us to acquire a bank was denied. Unless we obtain a bank charter, we will continue to rely upon Columbus Bank and Trust to issue credit cards to our customers. If our agreement with Columbus Bank and Trust were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

        Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business.    We outsource account and payment processing pursuant to agreements with Columbus Bank and Trust and its affiliates. In 2003 we paid Columbus Bank and Trust and its affiliates approximately $23.4 million for these services. If these agreements were terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

        We rely on Visionary Systems, Inc. for software design and support, and any disruption of our relationship with Visionary Systems would negatively impact our business.    Visionary Systems is a privately owned designer of computer software and provider of processing and other computer services. Two of our officers, Richard R. House, Jr. and Richard W. Gilbert, each indirectly owned 9.5% of its stock prior to the sale of Visionary Systems in 2004 to an unaffiliated third-party. During the year ended December 31, 2003, we paid Visionary Systems approximately $10.7 million for software development, account origination and consulting services. In the event that Visionary Systems no longer provides us with software and support, our business would be negatively impacted until we retained replacement vendors. We believe that a number of vendors are qualified to perform the services performed by Visionary Systems and believe that this impact would only be temporary.

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

        In the event that our stock price does not increase, we may be required to pay the dividends on our preferred stock in cash.    The terms of our Series A Preferred Stock and Series B Preferred Stock

initially require us to pay quarterly dividends in additional shares of preferred stock. However, effective September 2003, in the event that our stock price does not increase by 6% per quarter thereafter, the holders may require that we pay dividends in cash. The cash dividends would initially be approximately $1.0 million per quarter.

Note Regarding Risk Factors

        The risks factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has traded on the NASDAQ National Market under the symbol "CCRT" since our initial public offering in April 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market. As of February 27, 2004, there were approximately 479 holders of our common stock, not including persons whose stock is held in nominee or "street name" accounts through brokers.

2002	High	Low
1st Quarter 2002	$12.25	$4.18
2nd Quarter 2002	8.68	5.50
3rd Quarter 2002	7.63	4.85
4th Quarter 2002	8.52	4.00
2003	High	Low
1st Quarter 2003	$8.70	$4.90
2nd Quarter 2003	13.40	6.15
3rd Quarter 2003	19.60	11.95
4th Quarter 2003	26.90	17.48

        The closing price of our common stock on the NASDAQ National Market on February 27, 2004 was $21.66. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The following tables set forth, for the periods indicated, selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our consolidated financial statements for the years ended December 31, 2003 and 2002, which have been audited by BDO Seidman, LLP, independent certified public accountants, and from our consolidated financial statements for the years ended December 31, 2001, 2000, and 1999, all of which have been audited by Ernst & Young LLP, independent auditors. In April 2000, we acquired Citadel Group, Inc., of Daytona Beach, Florida. The transaction was accounted for as a pooling of interests. All amounts have been restated to reflect the financial position, results of operations and cash flows of the respective companies as though the companies were combined for all periods presented.

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and retain the rights and obligations to service the accounts. All of our securitizations are treated as sales under generally accepted accounting principles in the United States ("GAAP"). As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables, however, will affect the future cash flows we actually receive. The information in the following table under "Selected Credit Card Data" is presented for the credit card receivables that we have securitized and for the interests that we have acquired in credit card receivables that were securitized by others.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Interest income	$11,193	$2,494	$2,347	$7,091	$2,152
Interest expense	(6,534)	(7,579)	(317)	—	—

Net interest income (expense)	4,659	(5,085)	2,030	7,091	2,152
Securitization income (loss)	31,385	(18)	(8,400)	11,778	12,470
Income (loss) from retained interests in credit card receivables securitized	134,112	(25,049)	11,328	113,944	88,800
Servicing income	97,473	66,665	6,018	7,705	8,893
Fees and other income	158,514	126,590	142,925	101,542	46,439
Equity in income of equity method investee	27,676	45,717	—	—	—
Other operating expense	(227,876)	(199,788)	(149,489)	(117,905)	(60,384)

Income before minority interest and income taxes	225,943	9,032	4,412	124,155	98,370
Minority interest	(37,233)	—	—	—	—

Income before income taxes	188,710	9,032	4,412	124,155	98,370
Income taxes	(66,992)	(3,161)	(1,545)	(41,781)	(34,267)

Net income	$121,718	$5,871	$2,867	$82,374	$64,103

Net income attributable to common shareholders	$117,434	$1,703	$2,723	$82,374	$63,521

Net income per diluted share	$2.34	$0.04	$0.06	$1.79	$1.61

	At December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Retained interests in credit card receivables securitized	$538,961	$291,439	$391,817	$350,152	$175,400
Total assets	761,355	518,915	536,457	470,505	225,548
Shareholders' equity	574,013	447,868	446,479	404,181	176,221
	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, percentages annualized)
Selected Credit Card Data:
Average managed receivables	$2,471,277	$2,451,933	$1,695,573	$1,178,957	$589,820
Period-end managed receivables	$2,340,898	$2,795,888	$1,891,842	$1,528,372	$898,691
Period-end managed accounts	2,416	3,562	2,185	2,178	1,181
Net interest margin	18.2%	17.6%	21.0%	23.0%	22.1%
Operating ratio	8.5%	8.2%	9.0%	7.7%	8.1%
Combined gross charge off ratio(1)	31.5%	28.8%	24.2%	17.3%	18.0%
Net charge off ratio(1)	17.9%	13.7%	14.9%	11.2%	13.3%
Adjusted charge off ratio(2)	9.5%	11.1%	14.8%	10.7%	4.6%
Delinquency ratio	12.0%	13.9%	11.1%	9.5%	6.4%
(1)
The combined gross charge off ratio equals the ratio of accrued finance charge, fee and principal charge offs, net of recoveries, to average managed receivables for the respective reporting periods.

  The net charge off ratio equals the ratio of only principal charge offs, net of recoveries, to average managed receivables for the respective reporting periods.

(2)
During 1998, 2002 and 2003, we purchased portfolios of credit card receivables at substantial discounts from the face amount of the credit card receivables outstanding. A portion of the discount related to the credit quality of the receivables. For purposes of reporting our adjusted charge off ratio, we have used this discount related to credit quality to offset a portion of our actual net principal charge offs. See "Selected Credit Card Data" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about these portfolio purchases and the associated discounts.

        The following tables contain unaudited quarterly results for the years ended December 31, 2003 and 2002.

Selected Quarterly Financial Data

	At or for the Three Months Ended
	2003				2002
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income (expense)	$5,126	$3,026	$(1,404)	$(2,089)	$(725)	$(4,917)	$252	$305
Securitization income (loss), net	—	31,385	—	—	—	(18)	—	—
Income (loss) from retained interests in credit card receivables securitized	10,166	76,873	10,766	36,307	8,462	23,708	(62,921)	5,702
Other operating income	73,182	62,781	77,734	69,966	83,217	82,477	38,713	34,565
Other operating expense	59,712	58,386	53,399	56,379	63,601	67,329	31,536	37,322
Income (loss) before minority interest and income taxes	28,762	115,679	33,697	47,805	27,353	33,921	(55,492)	3,250
Minority interest	(10,295)	(26,938)	—	—	—	—	—	—
Income (loss) before income taxes	18,467	88,741	33,697	47,805	27,353	33,921	(55,492)	3,250
Income taxes	(6,634)	(31,221)	(11,927)	(17,210)	(9,573)	(11,872)	19,422	(1,138)
Net (loss) income	$11,833	$57,520	$21,770	$30,595	$17,780	$22,049	$(36,070)	$2,112
			At or for the Three Months Ended
	2003				2002
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Per common share:
Basic	$0.23	$1.12	$0.43	$0.60	$0.35	$0.43	$(0.80)	$0.02
Diluted	0.23	1.11	0.42	0.60	0.35	0.43	(0.80)	0.02
	At or for the Three Months Ended
	2003				2002
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Retained interests in credit card receivables securitized	$538,961	$459,353	$373,204	$323,499	$291,439	$329,121	$328,336	$378,961
Total assets	761,355	719,687	581,429	544,063	518,915	505,503	476,895	512,663
Shareholders' equity	574,013	560,849	502,767	478,315	447,868	431,782	412,350	448,425

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

Overview

        We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions.

        We generally have financed our credit card origination activities through the securitization of the receivables underlying the accounts we originate and the portfolios that we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the "advance rate") that our securitization facilities provide against our originated credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. In the latter part of 2001 and into 2002, a confluence of events caused reductions in the advance rates that securitization lenders were willing to provide us. These events included a general deterioration in the economy, September 11th, the bankruptcy and financial challenges of several other sub-prime lenders and regulatory scrutiny over much of the sub-prime lending sector.

        As a result, in 2001 we made a strategic decision to begin focusing on portfolio acquisition as a significant growth channel for our overall credit card receivables portfolio. Through this channel we were able to obtain sufficient leverage against our discounted purchase prices to allow us to earn our desired returns on equity. In the second quarter of 2002, we partnered with affiliates of Goldman, Sachs & Co. and Salomon Smith Barney (50% CompuCredit and 50% among these other partners) to acquire approximately $1.5 billion face amount of credit card receivables from Providian. In the third quarter of 2002, we acquired approximately $1.0 billion face amount of credit card receivables from Federated. We continued in 2003 to examine various other portfolios of credit card receivables, and through another joint venture (62.5% owned by us and 37.5% owned by Merrill Lynch), in the third quarter of 2003, we acquired another Providian portfolio representing $824 million face amount of credit card receivables. These portfolio acquisitions have yielded excellent returns.

        As a part of our diversification effort, we also decided to expand our business into the recovery of previously charged off receivables. During the fall of 2002, we recognized that the markets were undervaluing previously charged off credit card receivables, including those arising from the portfolios that we service. Given the excess servicing capacity we had as a result of declines in the receivables that we manage within our originated and purchased portfolios, we believed it was advantageous to develop limited recovery operations to take advantage of this market shift. In December 2002, we formed a subsidiary, Jefferson Capital, which began in 2003 to bid on, acquire and collect on portfolios of previously charged off credit card receivables generated both from the credit card receivables that we service or from other third-party sellers.

        Our portfolio acquisitions and our charged off receivables recovery operations have been very successful and have fit within our longstanding strategy of maximizing shareholder returns through high return business activities, while growing only to the extent that we have the liquidity in place to profitably do so. We believe that we achieved our goals in 2003 by maintaining flexibility and seeking opportunities where others might not, and we believe that these traits are essential for the continued success of our Company. Thus, our focus is on how we can efficiently deploy our risk modeling, underwriting, servicing and collection platform and expertise, irrespective of the particular vehicle through which we obtain the receivables to which we apply our skill set. Accordingly, we are looking for new applications of our abilities, and we believe that we can successfully extend our platform and expertise into other sub-prime asset classes and activities beyond credit card receivables, and throughout 2004 and beyond, our shareholders should expect us to evaluate and pursue other business activities and asset classes that are complementary to our historic sub-prime credit card business including potential acquisitions of sub-prime lenders.

        While we look forward to various new opportunities, we also expect 2004 to involve a return to our traditional credit card receivables origination activities. In January 2004, we completed a two-year securitization facility in connection with our originated portfolio master trust at advance rates that allow us to earn acceptable returns on equity from account originations to our traditional customer base. This facility provides for an initial one-year committed funding level of $1.25 billion, growth in that committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration in a manner that we expect will allow us to receive cash flows that will adequately cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust.

        We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"). To the extent that we grow our overall portfolio of credit card receivables (either through origination, acquisition channels or other new channels) and then securitize these assets, we will have securitization income (loss), which may be material. (This occurred, for example, in the third quarter of 2003.) For further discussion of our historic results and the impact of securitization accounting to our results, see the "Results of Operations" and "Liquidity and Capital Resources" sections below, as well as our consolidated financial statements and the notes thereto.

Revenue and Expenses

        We refer readers to Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements for a detailed discussion of our securitization process, whereby the assets and liabilities associated with receivables sold to various trusts that are qualifying special purpose entities are removed from our consolidated financial statements. For a detail of the securitization facilities underlying each of these trusts, see the "Securitization" portion of in our "Liquidity, Funding and Capital Resources" section.

        Our revenues consist primarily of (1) securitization income (loss), (2) income from retained interests in credit card receivables securitized, (3) servicing income, (4) fees and other income, and (5) equity in the income of our equity-method investee.

        Securitization income (loss) is the gain or loss we recognize at the time of each sale of our credit card receivables to Company-arranged securitization structures. Income (loss) from retained interests in credit card receivables securitized is the income or loss we recognize from credit card receivables after they have been securitized. See the "Off Balance Sheet Arrangements" and "Results of Operations" sections for additional information. Servicing income consists of the gross fees we receive for servicing the various portfolios of securitized credit card receivables. Fees and other income includes annual fees, over-limit fees, cash advance fees and other fees assessed to our cardholders, as well as recovery revenue, interchange fees and ancillary product revenue. Interchange fees are the portions of the merchant fees assessed by Visa and MasterCard that are passed on to us and are a function of the purchase volume of our cardholders. Ancillary product revenue consists of the commissions we earn from our sales on behalf of various providers of products and services of certain fee-based products and, to a limited extent, certain fees that we receive directly from customers associated with the sale of various fee-based products. These fee-based products include various memberships, insurance, subscription and other products. Equity in the income of our equity-method investee is our portion of our equity-method investment in CSG as discussed below.

        Our primary operating costs include employee compensation, account solicitation and marketing expenses, data processing, servicing expenses, minority interest associated with our Embarcadero joint venture and income taxes.

Results of Operations

        Our results of operations were as follows:

	Year Ended December 31,
	2003	2002	2001
	(In millions except per share data)
Net income	$121.7	$5.9	$2.9
Net income attributable to common shareholders	$117.4	$1.7	$2.7
Diluted income per share	$2.34	$0.04	$0.06

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

        The increase in our net income was principally due to:

  •
  the performance of the acquired receivables in the Embarcadero Trust ($58.0 million pre-tax income from retained interests in credit card receivables securitized and $31.4 million pre-tax net securitization income in 2003),

  •
  the positive performance of our acquired Fingerhut retained interests ($127.1 million versus $76.9 million of pre-tax income from retained interests in credit card receivables securitized for 2003 and 2002, respectively),

  •
  the servicing fees that we earn associated with the managed receivables of the CSG, Fingerhut and Embarcadero trusts ($63.4 million versus $34.1 million pre-tax servicing income for 2003 and 2002, respectively),

  •
  the improved performance of our originated portfolio (a $53.1 million versus $100.0 million pre-tax loss from retained interests in credit card receivables securitized for the originated portfolio for 2003 and 2002, respectively),

  •
  the performance of our new fee-based credit card product ($8.8 million of pre-tax income for 2003 with no corresponding income for 2002), and

  •
  the performance of our new previously charged off credit card receivables recovery operations ($14.1 million pre-tax income for 2003 with no corresponding income for 2002).

        These positive effects were partially offset, however, by:

  •
  the $37.2 million minority interest associated with Embarcadero for 2003,

  •
  a $19.9 million decline in credit card fees associated with our originated portfolio, and

  •
  as anticipated at the date of purchase, a decline in income associated with our investment in CSG ($27.7 million for 2003 versus $45.7 million for 2002).

        Our 2003 results were also reduced by the additional costs to service the Embarcadero portfolio; however, these were more than offset by the income generated by this portfolio as noted above.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

        Net income for the year ended December 31, 2002 increased principally due to:

  •
  the earnings of our equity-method-investee ($45.7 million pre-tax income for 2002 with no corresponding income 2001),

  •
  the positive performance of our acquired Fingerhut retained interests ($76.9 million of pre-tax income from retained interests in credit card receivables securitized for 2002 with no corresponding income for 2001), and

  •
  the servicing fees that we earn associated with the managed receivables of the CSG and Fingerhut trusts ($34.1 million pre-tax servicing income for 2002 with no corresponding income for 2001).

        These positive effects were partially offset, however, by:

  •
  the performance of our originated portfolio ($100.0 million versus $5.0 million pre-tax loss from retained interests in credit card receivables securitized for 2002 and 2001, respectively).

        This decline was principally due to (1) the seasoning during 2002 of the receivables within our originated portfolio master trust, which resulted in a larger percentage of our receivables aging into higher charge-off rates during the second and third years of their lives, and (2) decreases during the second quarter of 2002 in our estimates of both the fair value of our retained interests in finance charge receivables ($41.2 million net of tax, or $0.89 per share) and accrued interest and fees earned but not billed ($8.2 million net of tax, or $0.18 per share). Prior to the second quarter of 2002, we estimated the fair value of our retained interests in finance charge receivables and accrued interest and fees using our estimates of total finance charges billed and earned but not yet billed to cardholders; our new estimates better reflect, however, our expectation of just the collectible portion of these finance charges. Partially offsetting the above declines in our income from retained interests associated with the originated portfolio was an approximate $22.8 million increase in our income from retained interests associated with the originated portfolio, which resulted from a reduction of our residual cash flows discount rate from 34.9% as of December 31, 2001, to 22.5% during the second quarter of 2002 and throughout the remainder of the 2002 year.

Net Interest Income (Expense)

        Net interest income (expense) consists of interest income earned on cash and cash equivalents less interest expense. We had $4.7 million of net interest income for 2003, versus $5.1 million of net interest expense for 2002, versus net interest income of $2.0 million for 2001. The shift to net interest income in 2003 from net interest expense in 2002 is due primarily to interest expense associated with debt used to purchase our ownership interest in CSG in the second quarter of 2002. While this loan was paid off during 2002, the lender is entitled to receive a portion of excess CSG Trust cash flows received by us from CSG. These payments are classified as interest expense. Because the CSG Trust triggered an anticipated early amortization event in June 2003, we do not anticipate receiving any more excess cash flows from CSG until the middle of 2006; thus, interest expense associated with CSG ceased in June 2003 and is not expected to resume until the middle of 2006. This transaction also accounted for the increase in interest expense during 2002. Further, beginning in the third quarter of 2003, we began receiving interest income on our subordinated, certificated interest in the Embarcadero Trust. Finally, because the receivables associated with our new fee-based credit card product were not securitized in 2003, the finance charges associated with this new product offering are included in 2003 interest income (with no corresponding amounts in 2002 and 2001). Unless and until we securitize the receivables associated with this new product offering, we expect this interest income stream to continue to increase with any receivables growth associated with this offering.

Net Securitization Income (Loss) and Income (Loss) from Retained Interests in Credit Card Receivables Securitized

        See Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements for a description of our securitizations.

        Net securitization income (loss) is recognized under Statement No. 140 at the time the receivables are securitized. Gains or losses on sales of receivables depend in part on the previous carrying amount of the assets sold as well as the fair value of the assets and cash proceeds received. Net securitization income for 2003 was $31.4 million, versus a net securitization loss for 2002 of $18,000, versus a net securitization loss for 2001 of $8.4 million. Net securitization income increased from 2002 to 2003 because of the purchase and subsequent securitization of the receivables acquired by Embarcadero in August 2003. The decrease in securitization loss in 2002 was due primarily to sales of retained interests at a loss during the fourth quarter of 2001. Other than these fourth quarter 2001 transactions, we have not sold at a discount any retained interests. As noted previously, net securitization income (loss) is highly variable and depends on both the timing and nature of any sales of our receivables in securitization transactions. Accordingly, as we grow receivables within the originated portfolio master trust, we anticipate some level of net securitization income or loss associated with the securitization of that growth. Also, to the extent we are able to acquire new portfolios of receivables in the future, we will realize net securitization income or loss as we sell any newly acquired receivables in securitization transactions.

        Income (loss) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as follows:

	2003	2002	2001
Income (loss) from retained interests in credit
Card receivables securitized (in millions):
Originated portfolio	$(53.1)	$(100.0)	$(5.0)
Purchased portfolio (1)	187.2	75.0	16.3

Total	$134.1	$(25.0)	$11.3

(1)
This amount includes approximately $127.1 million and $76.9 million for 2003 and 2002 related to the Original Fingerhut Trust (as discussed below). It also includes $58.0 million for 2003 related to the Embarcadero Trust.

        The increase in total income from retained interests in credit card receivables securitized can be attributed principally to the strong performance of our retained interests in the Embarcadero Trust (acquired in August 2003) and the Original Fingerhut Trust (acquired in July 2002) and the reduction in originated portfolio losses. While the originated portfolio losses have decreased due to improved collection efforts and an improvement in the economy, overall profitability associated with the originated portfolio retained interests has deteriorated because in 2001 we substantially reduced marketing to add new accounts and receivables within the portfolio. This action caused a greater percentage of the originated portfolio managed receivables to age into two and three-plus year vintages for which higher charge offs are the norm. Further, the application of the residual cash flows discount rate in our Statement No. 140 model to a higher required level of credit enhancements (in the form of over collateralization) within our retained interests in the originated portfolio during 2003 has also reduced profitability. As we begin to use the securitization facility that we closed in January 2004 to market and grow the receivables underlying the originated portfolio retained interests in 2004, we expect to see substantial improvement in the performance of these retained interests.

        We anticipate that income from our retained interests in the Embarcadero Trust credit card receivables will decrease in subsequent quarters as we begin to experience credit losses on post-acquisition generated receivables (i.e., credit losses based on face amounts of the post-acquisition generated receivables, rather than credit losses based on our discounted purchase price for the acquired receivables). During 2003, our charge off rates were lower than they will be in 2004 as they took into account the fact that the charge offs experienced during the first six or so months after acquisition related to receivables that were reflected in the discount we paid to acquire these receivables.

        During the third quarter of 2003, a third party acquired our retained interest in the Original Fingerhut Trust (defined previously) in exchange for $27.3 million and a retained interest in a new trust (the "Fingerhut Trust"), which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust. This $27.3 million has been reflected within the $127.1 million 2003 Original Fingerhut Trust contribution to our income from retained interests in credit card receivables cited above. For further discussion of the Fingerhut retained interests exchange and our accounting for our investment in the Fingerhut retained interests, see Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements. We currently expect no material income associated with the Fingerhut Trust for at least the first two quarters of 2004 while cash from the trust is used to repay the outstanding debt. Once the debt is repaid, which we expect will occur during the third quarter of 2004, we anticipate beginning to receive cash flows again and will begin recognizing material income at that time. We ultimately expect to recognize additional income of $128.2 million through 2006 related to this portfolio.

        The significant decrease in our income (loss) from retained interests in credit card receivables securitized from 2001 to 2002, was due primarily to: (1) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of the originated portfolio of approximately $63.3 million to better estimate the collectible portion of these receivables and to conform with new 2002 regulatory guidance affecting the credit card industry; (2) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.7 million to better estimate the collectible portion of these fees and to conform with new 2002 regulatory guidance affecting the credit card industry; and (3) an increase in the charge offs of the originated portfolio receivables with a commensurate increase in the charge off assumption used to value our retained interests in the originated portfolio master trust. The increase in the charge off assumptions from 2001 to 2002 was due primarily to the seasoning of the portfolio and the generally poor economic conditions that were then being experienced throughout the country and the effects of those conditions on the ability of our cardholders to make their required payments. The aforementioned decreases in our income from retained interests were partially offset, however, by: (1) an approximate $22.8 million increase in our retained interests in the originated portfolio master trust due to a reduction in our residual cash flows discount rate from 34.9% to 22.5% during the second and subsequent quarters of 2002; and (b) the income from the retained interests we acquired in the Original Fingerhut Trust during July 2002.

Equity Method Investment in CSG

        Under the equity method of accounting for our CSG investment, we recorded approximately $27.7 million and $45.7 million of pretax income during 2003 and 2002, respectively. This income primarily consisted of income from retained interests in credit card receivables securitized that CSG acquired from the CSG Trust in the second quarter of 2002. During 2003 and 2002, we received approximately $36.7 million and $43.5 million in cash distributions from CSG, respectively. During 2002, we also received $21.5 million in bonds from our investment in CSG. During the second quarter of 2003 and as expected at the time of acquisition, a principal balance trigger occurred, and hence an early amortization began. While we received distributions from CSG through June 2003, the occurrence of this trigger event has caused CSG to cease its cash distributions to us, and distributions will not resume until approximately the middle of 2006. Accordingly, all significant income from our equity-method investment will cease until the distributions resume. The occurrence of this trigger event should not impact, however, our expected future cash flows associated with our servicing of the CSG Trust receivables or our investment in CSG Trust notes.

Servicing and Other Income

        The remaining components of our other operating income (i.e., beyond the securitization income (loss), income from retained interests in credit card receivables securitized and equity in income of equity-method investee items discussed above) are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Servicing income	$97,473	$66,665	$6,018

Fees and other income	$158,514	$126,590	$142,925

        The increase in servicing income during 2003 as compared to 2002 is principally due to: (1) the increase in servicing revenues associated with the purchase of the retained interests in the Original Fingerhut Trust, CSG's purchase of the retained interests in the CSG Trust and the purchase of the Embarcadero Trust receivables, as we service 100% of each of these portfolios of receivables; and (2) amortization of the servicing liability associated with the Original Fingerhut Trust ($31.7 million in 2003 and $28.9 million in 2002), with the same offsets included in credit card servicing expense in "Other Operating Expenses" below. The increase in 2002 over 2001 was due to the same reasons absent the servicing of the Embarcadero Trust receivables, which did not begin until the latter half of 2003. Unless we acquire additional receivables portfolios and securitize them or acquire additional retained interests in existing securitization structures, our servicing income should gradually decline in 2004 as we liquidate the receivables underlying the Fingerhut Trust, the CSG Trust and the Embarcadero Trust; we do not anticipate that servicing income associated with our planned growth of receivables in the originated portfolio master trust will be sufficient to fully offset the servicing income reductions that we anticipate associated with these other trusts.

        Fees and other income rose between 2002 and 2003 due to the new recovery activities of Jefferson Capital, which produced $37.8 million of recovery income on its acquisitions of previously charged off receivables (with no corresponding amounts in 2002 or 2001). Without the new Jefferson Capital recovery activities, fees and other income would have declined approximately $5.8 million between 2002 and 2003. This decline, as well as the decline in fees and other income between 2001 and 2002, is principally due to a decline in our ancillary product revenue and interchange fees. The ancillary product revenue category is very sensitive to our new account growth because historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. During 2003, we originated fewer accounts than in prior years, and this resulted in the decrease in ancillary product revenue. Interchange fees decreased primarily due to a decrease in our cardholders purchase volumes. Moreover, because our added Fingerhut receivables are associated with private label cardholder accounts that do not have interchange agreements, the addition of these specific receivables in 2002 did not increase our interchange fee levels. As we begin to market and grow the number of accounts and the associated receivables levels within the originated portfolio master trust in 2004, we anticipate higher ancillary product revenues. Interchange fees in 2004, however, should be roughly consistent with 2003 levels given that growth in unsecuritized credit card and originated portfolio master trust receivables levels will be offset by amortizing receivables levels in the Embarcadero Trust.

Other Operating Expense

        Other operating expense was as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Salaries and benefits	$19,405	$18,514	$12,161
Credit card servicing	138,566	122,939	62,374
Marketing and solicitation	11,403	11,907	29,931
Depreciation	15,631	14,801	9,802
Bad debt provision	7,059	—	—
Other	35,812	31,627	35,221

Total other operating expense	$227,876	$199,788	$149,489

        Other operating expense for 2003 as compared to 2002 increased due primarily to expenses associated with servicing 100% of the receivables in the Embarcadero Trust, the CSG Trust, the Original Fingerhut Trust and the Fingerhut Trust. The addition of servicing responsibilities for the receivables of each of these trusts also caused the significant rise in credit card servicing costs between 2001 and 2002. Credit card servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Our credit card servicing costs also include outsourced collections and customer service expenses. We have changed our infrastructure, customer service and collection personnel to correlate with the volume of receivables. The increase also reflects the costs associated with collections of purchased charged off credit card receivables by our new Jefferson Capital subsidiary in 2003. In recent months, our credit card servicing costs have been trending down along with the decline in our managed receivables (i.e., relative to mid-2002 levels immediately after the CSG and Fingerhut acquisitions). This downward trend is also reflective of our renegotiation of certain outsourced rates, our utilization of greater outsourcing opportunities due to reduced rates and lower overall delinquencies. Salaries and benefits include the salaries and benefits associated with non-collections and non-customer service personnel. We have experienced moderate increases for the salaries and benefits and depreciation categories during 2003 based generally on the new investments that we have made in our Jefferson Capital business operations, in our largely fee-based credit card product being originated at lower FICO score levels and in other areas for which we see promising growth potential in 2004. As we begin to market and grow the number of accounts and the associated receivables levels within the originated portfolio master trust, we anticipate that the current downward trends in monthly credit card servicing costs will eventually reverse as growth in the receivables underlying the originated portfolio master trust outstrips the reductions in receivables levels within the Embarcadero, CSG and Fingerhut trusts.

        Marketing and solicitation costs have remained fairly level between 2002 and 2003 and are down significantly from 2001. Our 2003 marketing and solicitation activities generally were limited to our new largely fee-based card offering to consumers at the lower end of the FICO scoring system. These activities began in earnest during the second quarter of 2003. These marketing activity levels were lower, however, than the 2001 marketing activity levels experienced prior to full implementation of the strategic decision at that time to cease growth of the originated portfolio master trust receivables. We anticipate a substantial investment in marketing in 2004 (and a commensurate increase in marketing costs over 2003 costs) based on the positive results we have seen on our new largely fee-based offering and our plans to renew growth in originated portfolio master trust receivables.

        Our bad debt provision relates to those non-securitized receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system. Prior to 2003, all of our receivables were securitized in off-balance sheet qualifying securitizations. Other expense includes professional fees, net occupancy costs, ancillary product expense, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. Our expenses within the other expense category generally have increased incrementally as we have added infrastructure to support growth. Against these increases in other expenses are reductions in ancillary product expenses given the falloff in our new account originations in 2002 and 2003. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards, including identity theft and purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.05% of our average managed receivables in any given year.

Minority Interest

        The 37.5% ownership interest of the Merrill Lynch affiliate in Embarcadero is reflected as a minority interest in the operating results. The $37.2 million recorded in 2003 reflects their portion of the results of operations since the acquisition of the receivables underlying the Embarcadero Trust. Prior to the third quarter of 2003, we did not have any minority interest.

Income Taxes

        Our effective tax rate was 35.5% for 2003 and 35.0% for 2002 and 2001. The increase was due to certain of our operations now being subject to various state income taxes. See Note 11, "Income Taxes," to our consolidated financial statements included elsewhere herein for further explanation of income tax expense and a reconciliation of reported income taxes to the amount utilizing the federal statutory rate.

Selected Credit Card Data

        As noted above, our securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

        Various references within this report are to the managed credit card receivables underlying the Company's off balance sheet securitization facilities. Performance metrics and data based on these managed receivables are key to any evaluation of the Company's performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying the Company's securitization facilities. Indeed, management allocates resources within the Company and manages the Company using financial data and results prepared on a so-called "managed basis." It is also important to analysts, investors and others that the Company provides selected metrics and data on a managed basis because it is through the Company's reporting on this basis that they are able to compare CompuCredit to others within the specialty finance industry. Moreover, the Company's management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of the Company's managed credit card receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and the Company's retained interests in the securitization facilities.

        Managed receivables data assumes that none of the credit card receivables underlying the Company's off balance sheet securitization facilities were ever transferred to securitization facilities and presents the net credit losses and delinquent balances on the receivables as if the Company had still owned the receivables. Reconciliation of the managed receivables data to CompuCredit's GAAP financial statements requires recognition that substantially all of the Company's credit card receivables had been sold in securitization transactions as of December 31, 2003 (i.e., all but $23.4 million of our originated credit card receivables as of December 31, 2003); this reconciliation requires the removal of all but $23.4 million of the managed receivables data from the Company's books and records to yield only the $23.4 million of originated credit card receivables and associated statistics under GAAP, coupled with the recording under GAAP of retained interests in various securitization structures.

        The information in the following tables is presented to reflect the credit card receivables, or portions thereof, in which we have an economic interest—that is, the receivables underlying our interest in Company-arranged securitizations (e.g., 100% of the credit card receivables of the originated portfolio master trust and 62.5% of the credit card receivables underlying the Embarcadero Trust, which reflects our ownership percentage in Embarcadero), the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002), 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG) and the $23.4 million face amount of originated receivables associated with our largely fee-based card offering which have not been securitized—together, our "managed receivables" as discussed above. For example, we have included 50% of the managed receivables underlying the CSG Trust because we have a 50% economic interest in CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income (other than with respect to our servicing fee, which we earn with respect to 100% of the receivables underlying the CSG Trust) are dependent upon 50% of the managed receivables.

        We provide the selected credit card data included within this section so that readers can evaluate our performance as a servicer with respect to the portfolios of credit card receivables that we manage. As noted above, performance metrics and data based on these managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying our off balance sheet securitization facilities, as well as to any comparison of our Company to others within the specialty finance industry.

        As discussed below, the portfolios of receivables that we acquired in 1998, 2002 and 2003 were acquired at substantial discounts. In all of these cases, our acquisition prices were discounted, in part, because we attributed either little or no value to certain receivables that were at a late stage of delinquency in the hands of the sellers. Because such receivables were either near or in the process of being charged off by the sellers and because we ascribed no or low values to these receivables, including these receivables within our managed receivables data would distort the performance measurements of our Company as a servicer (and effectively would attribute the performance results of the sellers to us). As such, the period-end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in the sellers' hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other credit card income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation.

        A similar rationale to that described above underlies our treatment of the face amount of the previously charged off credit card receivables that our subsidiary, Jefferson Capital, acquired during 2003. Because the acquisition prices for these previously charged off credit card receivables range from less than a penny to just a few pennies to the dollar of the face amount of the receivables, including the face amount of these previously charged off credit card receivables within our average managed receivables denominator used within our various performance ratio statistics (e.g., net interest margin and charge-off ratios) would significantly understate and distort such ratios and would effectively preclude any meaningful comparison of our credit card receivables servicing performance metrics against others within the specialty finance industry. The recovery income from the Jefferson Capital recovery operations (like that of our excluded late-delinquency-stage receivables at acquisition) has been included within the numerator of the other credit card income ratio computation. Likewise, the costs associated with pursuing these recoveries are included within the numerator of the operating ratio computation.

	At or for the Three Months Ended
	2003				2002
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(In thousands; percentages annualized)
Period-end managed receivables	$2,340,898	$2,518,822	$2,242,542	$2,470,041	$2,795,888	$3,028,500	$2,260,442	$1,809,070
Period-end managed accounts	2,416	2,637	2,707	3,169	3,562	4,070	2,285	2,057
Average managed receivables	$2,419,674	$2,469,194	$2,359,513	$2,636,728	$2,912,482	$3,090,254	$1,945,024	$1,860,209
Net interest margin	20.2%	20.9%	16.4%	15.5%	17.1%	21.4%	13.1%	16.9%
Other credit card income ratio	9.3%	8.8%	9.3%	8.2%	6.0%	6.2%	7.4%	7.6%
Operating ratio	8.4%	8.8%	8.5%	8.4%	8.3%	8.0%	7.6%	9.0%

        The numerator of the net interest margin calculation includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases (discussed below), less interest expense as well as accrued finance charge and fee charge offs. The numerator of our other credit card income ratio includes other credit card fees billed, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income, ancillary product income and recoveries of acquired previously charged off credit card receivables. Our operating ratio numerator includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust and the Embarcadero Trust, other than marketing and solicitation and ancillary product expenses. Each of the aforementioned ratios is expressed as a percentage of average managed receivables.

        Our net interest margins are influenced by a number of factors, including the level of accrued finance charges and late fees billed, the weighted average cost of funds within our securitization structures, amortization of the accretable yield component of our acquisition discounts for portfolio purchases and the level of our accrued finance charge and fee charge offs. Our net interest margin for the three months ended December 31, 2003 was 20.2%, as compared to 20.9% for the three months ended September 30, 2003. This decrease was principally due to lower accrued finance charge and fees and higher finance charge and fee charge offs associated with the originated portfolio and higher finance charge and fee charge offs associated with the Embarcadero Trust receivables, partially offset by performance on our acquired receivables that has significantly exceeded the performance that we expected at acquisition date thereby resulting in higher levels of the accretable yield portion of our acquisition discounts being amortized into our net interest margin. The fourth quarter 2003 net interest margin continues to be favorably impacted by the Embarcadero receivables acquisition in the third quarter of 2003. The favorable effects of the Embarcadero receivables acquisition on our net interest margin in the third quarter of 2003 and to a lesser extent in the fourth quarter of 2003 reflect a trend that we experience after every sizable portfolio acquisition. Certain accounts in late delinquency status and those at or near charge-off at the time of acquisition are excluded from our selected credit card data. As such, for the first six months or so following a portfolio acquisition date, the exclusion of these accounts will yield diminished charge offs of accrued finance charges and fees. As we saw beginning with the fourth quarter of 2002 (i.e., in the months that followed our Fingerhut acquisition and the CSG portfolio acquisition), the level of accrued finance charge and fee charge-offs normalize with the seasoning of the acquired portfolios. That is, the accounts that were not excluded at the time of acquisition have aged into later delinquency buckets and have begun to charge off. This explains the reduction of our net interest margin beginning with the fourth quarter of 2002 and continuing through the first quarter of 2003 at which point this phenomenon stabilized. We expect that in the first quarter of 2004 we will continue to see the negative effects of the seasoning of the Embarcadero Trust receivables on our net interest margin.

        On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer's credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

        Our other credit card income ratio and our operating ratio have both generally increased during 2003, principally due to the income related to and the expenses associated with our new recovery operations. While there is income and expense associated with these new recovery operations during 2003, there is not (and in the future will not be) a commensurate level of average managed receivables in the denominator of the respective ratio computations. While our average managed receivables balances generally reflect the face amount of the receivables that we manage, we believe it would be inappropriate to include, and thus we have chosen not to include, the face amount of our acquired previously charged off credit card receivables within our average managed receivables balances. Other credit card income increased during the fourth quarter of 2003 due the favorable effects of the Embarcadero acquisition and higher fee income associated with our credit card product offering targeted at the lower end of the FICO scores, partially offset, however, by a decrease in ancillary product revenue and lower income from our previously charged off credit card receivable recovery operations. With our planned growth in receivables within the originated portfolio master trust in 2004 and beyond and with our entrée into other complementary sub-prime financial service-related activities and products in 2004 and beyond, we expect increases in our other credit card income ratio and our operating ratio; ancillary product revenues should rise, and we expect income and expenses associated with various activities that will not bear a corresponding increase in our average managed receivables denominator used in these ratio calculations.

        The following table summarizes the managed accounts underlying our acquisitions, as well as those accounts that have been excluded from our credit card data because at the time of purchase, they were in a late delinquency status:

	Purchases occurring in
	2003	2002	1998
	(In thousands)
Acquired accounts	271	2,828	201
Excluded accounts	30	269	52

        As noted above, these portfolios were acquired at substantial discounts. A portion of each discount related to the excluded receivables and accounts noted above. Another portion of each discount related to the credit quality of the remaining acquired receivables and was calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. The balance of the discount for each purchase is not needed for credit quality, is referred to as accretable yield and is being amortized into net interest margin, using the interest method over the estimated life of each acquired portfolio for purposes of reporting our selected credit card data. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. Prior to the third quarter of 2003, we had never determined that the amount allocated to credit quality discount exceeded the needed amount. Accordingly, no adjustments to accretable yield had occurred. Beginning in the third quarter of 2003, however, we determined that the amount allocated to credit quality discount exceeded the needed amount for one of the acquired portfolios. Accordingly, in our third quarter of 2003, we reallocated $98.4 million of unused credit quality discount to our accretable yield and are amortizing this into our net interest margin using the effective yield method over the remaining estimated life of the acquired portfolio. Such an adjustment does not affect our reported GAAP income, but does affect the amounts included within this selected credit card data discussion, in particular net interest margin and adjusted net charge offs. No other adjustments or re-allocations have been made. The following table summarizes the discounts components associated with the acquired portfolios as they were computed at the date of acquisition, adjusted, however, for the effects of the $98.4 million reallocation discussed above:

	Purchases occurring in
	2003	2002	1998
	(In millions)
Total face value acquired	$515.0	$1,652.5	$579.7
Total discount	113.9	759.6	284.5
Portion used for excluded receivables	45.8	219.8	137.2
Portion needed for credit quality	50.7	418.4	87.5
Portion reflecting accretable yield	17.4	121.4	59.8

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

        Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts. See also our discussion of collection strategies under the heading "How do we collect from our customers?" in "Item 1. Business" above.

        The discussion below focuses on the change in our delinquency and charge off data as of and for the three months ended December 31, 2003.

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

        The account management strategies that we use on our portfolio are intended to manage and to the extent possible reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading "How do we collect the money?" in "Item 1. Business" above) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

        The following table presents the delinquency trends of the credit card receivables that we manage:

	For the Three Months Ended
	2003				2002
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Selected Credit Card Data:
Receivables delinquent:
30 to 59 days past due	$104,380	$118,300	$111,452	$99,723	$155,615	$155,897	$104,337	$68,423
60 to 89 days past due	79,347	87,205	74,330	80,234	105,966	120,868	67,154	57,227
90 or more days past due	200,965	187,526	162,463	247,903	282,685	252,800	136,501	163,715

Total 30 or more days past due	$384,692	$393,031	$348,245	$427,860	$544,266	$529,565	$307,992	$289,365

Total 60 or more days past due	$280,312	$274,731	$236,793	$328,137	$388,651	$373,668	$203,655	$220,942

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	4.5%	4.7%	5.0%	3.9%	5.6%	5.1%	4.6%	3.8%
60 to 89 days past due	3.4	3.5	3.3	3.3	3.8	4.0	3.0	3.2
90 or more days past due	8.6	7.4	7.2	10.0	10.1	8.3	6.0	9.0

Total 30 or more days past due	16.5%	15.6%	15.5%	17.2%	19.5%	17.4%	13.6%	16.0%

Total 60 or more days past due	12.0%	10.9%	10.5%	13.3%	13.9%	12.3%	9.0%	12.2%

        Our delinquencies have increased due to seasonality as the second, third and fourth quarters tend to be periods of lower payments due to vacations and holidays; however, they have improved over the prior year due to the positive effects of new management and techniques that have been in place this year. We expect our 2004 performance to at least be commensurate, if not better than, those results seen in 2003.

        Charge offs.    In the table that follows, the gross yield ratio represents billed finance charges and late fees as a percentage of average managed receivables. The other credit card income ratio represents the aggregate of other fees and income earned on credit cards (such as annual fees, over-limit fees, cash advance fees, interchange fees, ancillary products revenues and recoveries of previously charged off credit card receivables) as a percentage of average managed receivables. Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries. Net charge offs include only the principal amount of these losses, net of recoveries; they exclude accrued finance charges and fee charge offs, which are charged against net interest margin at the time of charge off. Losses from fraudulent activity in accounts are also excluded from net charge offs and are included separately in other operating expenses. We generally charge off receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer's bankruptcy or death. In some cases of death, however, receivables are not charged off if, with respect to the deceased customer's account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

        For purposes of reporting adjusted charge offs and the adjusted charge off ratios on the managed receivables below, a discount related to the credit quality of purchased receivables is utilized to offset a portion of actual net charge offs. Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices relates to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.

        The following table presents the charge off data for all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted for minority interest in the case of the Embarcadero managed receivables so as to include only our 62.5% share), our 50% share of the managed receivables of CSG, our equity-method investee and the $23.4 million face amount of originated receivables associated with our largely fee-based card offering which have not been securitized.

	For the Three Months Ended
	2003				2002
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Selected Credit Card Data:
Gross yield ratio	31.3%	32.1%	33.0%	33.5%	34.0%	32.4%	29.9%	32.3%
Other credit card income ratio	9.3%	8.8%	9.3%	8.2%	6.0%	6.2%	7.4%	7.6%
Combined gross charge offs	$169,482	$161,746	$206,451	$240,336	$248,919	$182,964	$143,840	$129,251
Net charge offs	$90,446	$95,629	$123,062	$133,666	$123,877	$71,621	$72,979	$68,407
Adjusted net charge offs	$47,304	$54,798	$64,744	$67,180	$67,193	$64,080	$72,979	$68,407
Combined gross charge off ratio	28.0%	26.2%	35.0%	36.5%	34.2%	23.7%	29.6%	27.8%
Net charge off ratio	15.0%	15.5%	20.9%	20.3%	17.0%	9.3%	15.0%	14.7%
Adjusted charge off ratio	7.8%	8.9%	11.0%	10.2%	9.2%	8.3%	15.0%	14.7%

        Gross yield decreased in the three months ended December 31, 2003 due to the currently liquidating status of each of the portfolios that we manage. That is, as the amount of our managed receivables have decreased, so have our billed finance charges and late fees, but at a slightly higher rate as more accounts are paid off or charged off resulting in a mix with a lower average finance charge rate.

        Analysis of the above charge off data for the three months ended December 31, 2003 shows a modest increase in the dollar amounts of our combined gross charge offs as well as the combined gross charge off ratio and a modest decline in the net and adjusted charge offs and a corresponding decline in these respective charge off ratios. The increase in the gross charge offs and the related ratio is reflective of some modest changes in the mix of chargeoffs of finance charges and fees versus principal, caused in part by the third quarter addition of the Embarcadero Trust. The Embarcadero receivables acquisition also had the effect of increasing both combined gross charge offs and net charge offs (and their corresponding ratios) in the fourth quarter of 2003 relative to the third quarter of 2003 (i.e., more charge offs are associated with the Embarcadero Trust receivables as compared to the third quarter of 2003 as we have now managed this portfolio for 5 months). These charge off levels and ratios reflect the "denominator effect" of the Embarcadero receivables acquisition. This denominator effect arises because of the inclusion of the Embarcadero managed receivables in the denominator of the respective charge off ratio formulas without a commensurate level of charge offs of such receivables in the numerator of the ratio calculations (i.e., because of our exclusion from managed receivables data of receivables that are at or near charge off in the hands of the seller at the time of acquisition). Excluding a seller's late stage delinquent accounts from our acquisition date managed receivables statistics essentially means that we will experience no charge-offs for an acquired portfolio of receivables until earlier bucket delinquencies age into later stages of delinquency and are charged off. This will gradually occur after an acquisition such that our charge-off statistics will normalize with the aging of an acquired portfolio's receivables in the two quarters or so after the acquisition date. As such, we expect the Embarcadero receivables to cause a further increase in our respective charge off levels and ratios in the first quarter of 2004. Notwithstanding the adverse effects of the Embarcadero receivables seasoning on net charge off levels and ratios in the fourth quarter, we did see a net reduction in our overall net charge off levels and ratios in the fourth quarter. These net reductions reflect the general economic improvement and its favorable effects on our cardholders' ability to pay, the success of our new management additions and collection strategies and higher relative fourth quarter 2003 levels of recoveries. These same factors are reflected in the adjusted charge off level and ratio improvements that we also saw in the fourth quarter. We plan to continue to focus our resources on refining our credit underwriting standards for newly acquired accounts and to increase our focus on collection and post-charge off recovery efforts to minimize losses.

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

        We incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying managed assets are indexed to the prime rate. This basis risk results from the potential variability in the spread between the prime rate and commercial paper rates, on the one hand, and LIBOR, on the other hand, over time. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk. We incur gap risk because the debt underlying our trust facilities reprices monthly; whereas, our receivables do not adjust unless we specifically adjust them with appropriate notification. This gap risk, however, is relatively minor as we can reprice the substantial majority of our receivables very quickly in response to a rate change.

        As to the issue of market risk, we attempt to minimize the impact of interest rate fluctuations on net income by regularly evaluating the risk inherent within our asset and liability structure, especially our off balance sheet assets and liabilities such as securitized receivables. The impact of interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates (including such changes that are caused by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities) and the general timing of all other cash flows. To manage our direct risk to interest rates, management actively monitors interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flows primarily by matching asset and liability repricings. There can be no assurance, however, that we will be successful in our attempts to manage such risks.

        At December 31, 2003, a substantial portion of our credit card receivables including those related to our investment in the CSG Trust and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.0% at December 31, 2003), subject to interest rate floors. At December 31, 2003, approximately $1 billion of our total managed receivables were priced below their floor rate, and $0.3 billion of these receivables were closed and therefore ineligible to be repriced. The remaining $0.7 billion of these receivables that are priced below their floor rate represent market interest rate risk to us to the extent that the floor rate is in excess of the rate that would exist for the receivables if no floor rate were in effect. The average of this rate differential below the floor rate is 149 basis points. Since the majority of the debt underlying these facilities is variable, should interest rates begin to rise, it is possible that, due to the above gap, our managed liabilities may begin to rise in cost prior to our managed receivables rising in yield. The impact of this would depend upon how much and how quickly interest rates rose and also would depend on our ability to reprice the managed receivables. In the first half of 2004, we intend to reprice the $0.7 billion of open accounts eligible for repricing to mitigate the market risk associated with the above pricing gap. Assuming, however, that we could not successfully reprice these receivables, a 10% increase in the prime rate would have an approximate $3.6 million after-tax negative impact on our annual cash flows. We are also in the process of evaluating other potential actions to mitigate these risks.

        We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

Liquidity, Funding and Capital Resources

        A primary financial goal of the Company is to maintain an adequate level of liquidity through management of assets and liabilities. At December 31, 2003, we had approximately $110.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During 2003, we generated approximately $346.8 million in cash flow from operations, compared to approximately $248.6 million in cash flow from operations during 2002. The $98.2 million increase was due primarily to the increase in our average managed receivables and the collections thereon in the comparative 2003 period, principally those managed receivables underlying the Embarcadero and Fingerhut trusts, as well as the collections by our Jefferson Capital operations.

  •
  During 2003, we utilized approximately $374.9 million in cash flow in investing activities, compared to approximately $162.9 million in cash flow used in investing activities during 2002. The $212.0 million increase was due primarily to (1) a $600 million repayment on a term facility associated with one of our originated portfolio master trust facilities, (2) certain amounts being retained within the originated portfolio master trust as one of its term securitization facilities began its accumulation period, (3) our investments through our new Jefferson Capital recovery unit in previously charged off credit card receivables, and (4) our purchase and funding of the Embarcadero receivables acquisition.

  •
  During 2003, we generated approximately $18.4 million in cash flow from financing, compared to utilizing approximately $21.0 million in cash flow for financing during 2002. The $39.4 million increase was due primarily to proceeds from the minority interest investment in our Embarcadero subsidiary, the exercise of stock options in 2003, lower levels of treasury stock repurchases and no substantial repayment of borrowings as occurred in 2002.

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

        As of December 31, 2003, we had net servicing liabilities of $0 and $32.5 million on the Fingerhut and originated portfolios, respectively. During the third quarter of 2003, a third party acquired our retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new Fingerhut Trust, which owns a collateral security interest in the Original Fingerhut Trust that represents an undivided interest in the receivables held by the Original Fingerhut Trust. One of the results of this Fingerhut retained interests exchange is that (exclusive of compensation to us for servicing) we will not receive any further cash flows from the Fingerhut Trust until all senior note holders are repaid (currently estimated to be the third quarter of 2004). We will, however, receive adequate compensation for servicing the portfolio in the Fingerhut Trust, thereby resulting in the elimination of any net servicing liability associated with the Fingerhut portfolio.

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

        On August 1, 2003, we purchased a 62.5% interest in Embarcadero for $26.5 million in cash. As noted previously, Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to the Embarcadero Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. Under the terms of a new 10-year amortizing term securitization facility issued out of the Embarcadero Trust, we expect to begin receiving cash in addition to the servicing income from this investment during the first half of 2004.

        During the first quarter of 2004, we completed a two-year securitization facility with Merrill Lynch that was issued out of the originated portfolio master trust. This securitization facility provides for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that in management's opinion is sufficient to allow us to begin to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. Based on current receivables levels within the originated portfolio master trust, we expect to be able to draw between $150 million and $175 million of additional cash from this new facility in 2004 (i.e., relative to the levels of cash that we would have had available to us under previously existing facilities issued out of the originated portfolio master trust). In connection with this transaction, we issued to Merrill Lynch a warrant to acquire 2.4 million shares of our common stock (or approximately 4.4% of the fully diluted shares outstanding assuming the conversion of the preferred stock). These warrants will be recorded in 2004 at fair value (approximately $16.5 million) using the Black-Scholes model and amortized as an additional component of expense over the two-year deal term.

        A potential 2004 use of cash may arise for us is in connection with our Series A and B preferred stock issuances. To date, we have paid the dividends on our Series A and B preferred stock in additional shares of preferred stock. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three month period, then the holders of the preferred stock can require us to pay the Series A and B preferred stock dividends in cash. If this occurs, it will require approximately $1.1 million in cash per quarter.

        During the third quarter of 2002, our Board of Directors authorized a program under which we are authorized to repurchase up to 5 million shares (approximately 11 percent of the outstanding shares) of our outstanding common stock. Under the repurchase plan, we may buy back shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost on our consolidated balance sheet. During 2003, we repurchased 40,000 shares on the open market for $0.2 million. During 2002, we repurchased 832,900 shares on the open market for $4.3 million. To date, we have purchased 872,900 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

        We continue to explore a wide range of options for liquidity in order for us to maintain our growth and to allow for our entrée into other complementary sub-prime specialty finance activities. These options may include revolving lines of credit, selling a subordinated interest in one or more of our securitizations, re-leveraging various securitization structures (to the extent permitted) or issuing debt, convertible debt or equity. We may explore other options as well. There cannot, however, be any assurances that we will be able to obtain liquidity on satisfactory terms. Should we not obtain additional liquidity, we will need to significantly limit our growth and will be more susceptible to the generally adverse liquidity conditions in the securitization marketplace.

        Our operations generated significant positive cash flows in 2003. Key to our ability to further increase our net cash flows in 2004 will be: (1) our ability to grow through our origination channels by targeting both our traditional customers as well as those at the lower end of the FICO scores; (2) continuing to be able to find profitable ventures such as Jefferson Capital that require relatively little initial capital outlays, but generate cash flows quickly; and (3) the integration of our new sub-prime specialty finance-related operations and potential acquisitions into our business.

        During 2004, we expect to expand our product offerings to our sub-prime consumer market base by developing new products and services that we can provide to them and by acquiring other complementary sub-prime lenders and businesses. While we anticipate using some of our existing cash reserves to fund potential acquisitions during 2004, and while these acquisitions may require the use of material amounts of cash or may require us to incur material acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2004.

Securitization Facilities

        Our most significant source of liquidity is the securitization of credit card receivables. As of December 31, 2003, we had total securitization facilities of $2.1 billion and had used approximately $1.7 billion of these facilities. The weighted-average borrowing rate on these facilities at December 31, 2003 was approximately 2.9%. The maturity terms of our securitizations vary. These facilities include the outstanding amounts on a floating rate, three-year term securitization of approximately $441.5 million that we completed during July 2001, several one-year securitizations, and through the Fingerhut Trust, an amortizing term securitization. Repayment for each securitization facility begins when the revolving period for the facility ends. Once repayment of a facility begins and until it is repaid, cash may be accumulated within the trust (and not paid to us) in order to provide for the repayment of such facility (i.e., the cash is no longer reinvested in new credit card receivables). This is the case with our term securitization within the originated portfolio master trust, the terms of which provide that cash could have been accumulated as early as one year prior to the scheduled maturity date. Or, as is the case with our one-year securitizations, cash may be used to pay down the facilities beginning on the facilities' maturity date. We are able to borrow under our securitization facilities only to the extent that we have receivables that meet the collateral eligibility requirements of each series.

        As each facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity. For additional information regarding our securitization practices, see the Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements included herein. When a facility expires or is not renewed, the trust continues to own the credit card receivables that we generate in the accounts designated for that trust until the securitization structure is fully amortized. As a result, when we seek to replace a securitization facility with a facility that is structurally subordinate to the amortizing facility, the new structurally subordinate facility will not receive any allocations of principal collections on the receivables until the amortization of the expiring facility is complete, although the amount of debt in front of it will decline over time. This process of replacing one securitization with another structurally subordinate facility in this manner is called a "paired" transaction, and the structurally subordinate facility is often referred to as a "paired series."

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

        In the table below, we have noted the securitization facilities, including a structurally subordinate facility, (along with their maturity dates) with respect to which our managed credit card receivables served as collateral as of December 31, 2003. Following the table are further details concerning each of the facilities, as well as two new facilities that we completed in January 2004 that replace two of the facilities scheduled in the table.

Maturity date	Facility limit (1)
(Dollars in millions)
March 2004	$100.0
July 2004 (2)	1,250.5
August 2004 (3)	9.0
September 2004 (4)	784.9

Total	$2,144.4

(1)
Excludes securitization facilities related to receivables managed by CSG, because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the consolidated statement of operations or consolidated balance sheet items included herein.

(2)
Represents the expected principal payment date for $432.5 million of a $441.5 million three-year term facility, the end of the revolving period for a $300 million conduit facility (the "July 2004 facility") and the end of the revolving period for a $518.0 million facility associated with the Embarcadero Trust. With respect to the $441.5 million three-year term facility, in October 2003, we began accumulating payments to redeem $432.5 million of notes in July 2004. In October 2003, we began to fund a principal funding account, the monthly deposits into which we are able to draw against at defined advance rates pursuant to an underlying structurally subordinate (or "paired" series) facility. During 2003, we drew $67. 0 million from this structurally subordinate facility (the "Paired Series").

(3)
Represents the expected principal payment date for the remaining $9 million of the $441.5 million three-year term facility described in (2) above.

(4)
Represents the expected final principal payment date for the $111.4 million currently outstanding under a new amortizing 2003-1 Series issued out of the Fingerhut Trust, the end of the revolving period for a $306 million conduit facility (the "September 2004 facility") and the maturity date for the $367.5 million structurally subordinate series discussed in (2) above. With respect to the Fingerhut 2003-1 Series, all current monthly collections go towards the paydown of this $111.4 million amount, and we will not receive any significant cash flows from the Fingerhut Trust other than for servicing until the third quarter of 2004.

        In January 2004, the $518.0 million Embarcadero Trust conduit facility was replaced by a ten-year amortizing term series issued out of the Embarcadero Trust. Following scheduled pay downs through February 2004 on this new amortizing term facility, the balance outstanding under this facility as of February 20, 2004 (the distribution date) was at $437.8 million, with amortizing payments to occur against this outstanding amount throughout the ten-year amortization period.

        Additionally and as discussed in more detail above, in January 2004, we entered into a new $1.25 billion two-year revolving period facility issued out of the originated portfolio master trust. A portion of the proceeds from this facility were used to repay the $276.0 million outstanding under the July 2004 facility, which was also terminated on the date that we closed on the new $1.25 billion two-year revolving period facility. Given the availability of the $1.25 billion revolving period facility to us, we do not intend to pursue an extension of the $100 million facility noted above as expiring in March 2004. Additionally, we have the ability to draw down additional amounts under the $1.25 billion revolving period facility to allow us to repay, at any time, any amounts outstanding under the July 2004 facility and under the Paired Series. The timing of when we repay amounts due in 2004 and if we do so will depend on our overall cash needs within the Company.

        For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that we acquired in 2002 and that CSG acquired in 2002—both of which were contemplated in connection with our establishment of purchase prices for the respective acquisitions. In March 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. This early amortization event was made irrelevant, however, by the Fingerhut retained interests exchange during the third quarter of 2003, which resulted in $27.3 million of net proceeds to us during this quarter as well as an increase in our ongoing servicing compensation to an adequate level; see Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements for further details. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held.

        Finally, while we have never triggered an early amortization within any of the series underlying our originated portfolio master trust securitization and while we do not believe that we will trigger an early amortization for any series other than an early amortization event occurring for a series during the accumulation period for such series as a result of the diminutization of net yield allocable to such series relating to the amounts accumulated in the trust to repay such series, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within this trust, particularly until we begin to see growth in receivables levels within the trust. Just as the denominator effect discussed in our "Asset Quality" section has caused certain increases in charge off ratios even while the absolute dollar amount of charge offs has remained flat or even declined, this same effect could trigger some of our early amortization triggers for the outstanding series within the originated portfolio master trust. Early amortization for any of the originated portfolio master trust securitization series would have adverse effects on our liquidity, certainly during the early amortization period, and potentially beyond repayment of any such series because potential investors could tend to shy away from future CompuCredit-backed issuances.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

        We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain debt underlying securitization facilities as discussed above and purchase commitments are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements.

        The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2003 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Securitization Facilities (1)	$1,689.9	$—	$—	$—	$1,689.9
Operating leases	6.0	14.7	9.6	6.4	36.7
Information technology commitments (2)	3.6	2.3	—	—	5.9
Employment agreements (3)	0.9	—	—	—	0.9

Total	$1,700.4	$17.0	$9.6	$6.4	$1,733.4

(1)
As discussed above and in Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements, substantially all the receivables that we manage have been transferred to off balance sheet securitization structures. Accordingly, there is no association of these amounts with any borrowings recorded on our balance sheet as these securitization facilities are the obligations of the trusts to which the receivables that we manage have been sold. For purposes of this table, however, we have included the debt of the trusts as we service the underlying receivables utilized to repay the debt facilities even though we have no fiscal exposure related to the debt other than the assets reflected on our consolidated balance sheet as retained interests in credit card receivables securitized. Consistent with other information related to our securitization facilities presented herein, this information is as December 31, 2003.

  The above table does not reflect the new $1.25 billion facility (which is subject to renewal again in 2006) or the new Embarcadero ten-year amortizing term facility, both of which were completed in January 2004.

(2)
This principally includes various computer maintenance and long-term purchase contracts related to information technology needs for us.

(3)
These employment agreements are renewable annually subject to certain performance criteria. As such, similar amounts can be anticipated to occur in future periods, but will not necessarily occur depending on a variety of factors including, but not limited to individuals' performance and desires to continue working.

Commitments and Contingencies

        The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur ("contingent commitments"). The Company does not currently expect that these contingent commitments will result in any amounts being paid by the Company. See Note 10, "Commitments and Contingencies," to our consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

        See Note 2, "Significant Accounting Policies," to our consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with GAAP, the principles of which are numerous and complex. Our significant accounting policies are summarized in the notes to our consolidated financial statements, principally Note 2, "Significant Accounting Policies." In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impractical for us to summarize every accounting principle that requires us to use judgment or estimates in its application. Described below, however, are the areas where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

        By far, the most significant aspect of our business is the credit card receivables that we service for off balance sheet securitization structures. As of December 31, 2003, there were approximately $2.3 billion of credit card receivables underlying our securitization programs. We reflect our retained interests in these credit card receivables as an asset on our consolidated balance sheet. The value of this asset is critical to our financial performance and condition. The portfolios that we have securitized are accounted for in accordance with Statement No. 140. Our purchased retained interests in portfolios securitized by others are accounted for in accordance with Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." See Note 2, "Significant Accounting Policies," Note 5, "Purchase of Assets," and Note 7, "Off Balance Sheet Arrangements," to our consolidated financial statements for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yield, payment rate, credit loss rate and an appropriate discount rate. Additionally, the timing and amount of receivables collections are extremely important, especially for our Fingerhut retained interests and CSG investments as they are supported by liquidating trusts from which we are currently receiving no cash as anticipated at the time of acquisition. Our estimates of the timing and amount of collections on the receivables supporting these trusts can affect our estimates of the dates on which we (or CSG) will begin to receive cash again from these trusts. To the extent that our estimates of the timing of cash flows is earlier or later than anticipated, it can have a material effect on our results of operations and liquidity. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is our valuation of our retained interests in finance charge receivables and our accrued interest and fees. These components of our overall retained interest valuation are presented at estimated net realizable values. We estimate these amounts based principally upon payment and charge off histories. To the extent that these estimates differ from reality, it could materially affect our results of operations and liquidity.

        With respect to the portfolios that we have securitized that are accounted for in accordance with Statement 140, we have had to change the underlying Statement 140 and retained interests valuation assumptions significantly over the last three years as a result of changing economic conditions, our liquidity position and new bank regulatory guidelines. The most significant of these changes were as follows:

1.
As a result of sales of our retained interests in credit card receivables in December 2001 at significant discounts, the residual cash flows discount rate used in our retained interests valuations was increased from to 16.7% (used as of December 31, 2000) to 34.9% (required as of December 31, 2001). This change in the residual cash flows discount rate and the corresponding revaluation of the retained interests in credit card receivables that resulted there from caused us to have to recognize a loss of approximately $49.7 million in the fourth quarter of 2001.

2.
During the second quarter of 2002, net income decreased by approximately $38.2 million due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million based in part on proposed bank regulatory guidelines at the time which were subsequently issued in final form later in 2002, (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees also based in part on the aforementioned bank regulatory guidelines, partially offset by (c) an approximate $22.8 million increase in the fair value of our retained interest due to a decrease of our residual cash flows discount rate to 22.5%.

        At December 31, 2003, the following illustrates the hypothetical effect of a 10-basis point (i.e., 0.1%) change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized:

Credit card Receivables
(In thousands)
Yield (annualized)	$655
Payment rate (monthly)	94
Expected credit loss rate (annualized)	643
Residual cash flows discount rate	236
Servicing discount rate	14

        These sensitivities are hypothetical and should be used with caution. For instance, changes in fair value assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Further, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

Non-Consolidation of Qualifying Special Purpose Entities

        As described above, substantially all of the credit card receivables that we manage have been securitized. In general these securitizations involve the sale of credit card receivables by CompuCredit (or by others in cases in which we have purchased retained interests in previously existing securitization structures) to "qualifying special purpose entities" ("QSPEs"). QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140 governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to "consolidate" those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

        We have reviewed the criteria provided in Statement No. 140 and believe that we have surrendered control with respect to the receivables. Statement No. 140 states that the transferor has surrendered control over transferred assets if, and only if, all of the following conditions are met:

  1.
  The transferred assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors.

  2.
  Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.

  3.
  The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

        We believe control has been surrendered with regard to receivables that we have transferred to our securitization structures, and therefore, the transferred assets are treated as having been sold under Statement No. 140.

        Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we (or those who have sold retained interests to us) have transferred to QSPEs (approximately $2.3 billion) would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling approximately $1.7 billion) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves for non-collectibility and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although, barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

        Our significant accounting policies and the related assumptions, in particular, those mentioned above, are reviewed on a quarterly basis with the audit committee of the board of directors.

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

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders in the sections entitled "Proposal One—Election of Directors," "Executive Officers of CompuCredit," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance Policies" and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders in the section entitled "Executive and Director Compensation" and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders in the sections entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Ownership and Management" and is incorporated by reference.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders in the section entitled "Related Party Transactions" and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

        The information required by this Item is set forth in our Proxy Statement for the 2004 Annual Meeting of Shareholders in the subsection entitled "Auditor Fees" and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report.

  (a)
  1. Financial Statements

      INDEX TO FINANCIAL STATEMENTS

          2.     Financial Statement Schedules

            None.

    3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1	Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 27, 1998, Form S-1, exhibit 3.1
3.1(a)	Amendment to Amended and Restated Articles of Incorporation of CompuCredit Corporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)
3.1(b)	Articles of Amendment creating Series A Preferred Stock and Series B Preferred Stock.	December 28, 2001, Form 8-K, exhibit 3.3
3.2	Second Amended and Restated Bylaws of CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1	Form of certificate representing shares of the Registrant's common stock.	August 27, 1998, Form S-1, exhibit 4.1
4.2	CompuCredit Corporation's Warrant Agreement	Filed herewith
10.1	Stockholders Agreement, dated as of April 28, 1999, by and among CompuCredit, Frank J. Hanna, III, individually and as Trustee of Bravo Trust One, David G. Hanna, individually and as Trustee of Bravo Trust Two, Richard W. Gilbert and Richard R. House, Jr.	January 18, 2000, Form S-1, exhibit 10.1
10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2(a)†	CompuCredit Corporation's 2000 Stock Option Plan.	March 30, 2001, Form DEF 14A, Appendix A
10.2(b)†	CompuCredit Corporation's 2003 Stock Option Plan.	Filed herewith
10.2(c)†	CompuCredit Corporation's 2004 Restricted Stock Plan.	Filed herewith
10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3
10.4†	Employment Agreement between CompuCredit Corporation and Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5†	Employment Agreement between CompuCredit Corporation and David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.6†	Employment Agreement between CompuCredit Corporation and Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.7†	Employment Agreement between CompuCredit Corporation and J.Paul Whitehead, III.	November 14, 2002, Form 10-Q, exhibit 10.6
10.8*	Affinity Card Agreement, dated as of January 6, 1997, between Columbus Bank and Trust Company and CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.1
10.8(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.2
10.8(b)	Amendment to Affinity Card Agreement, dated as of August 1, 1998, by and among Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.3

10.8(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	August 27, 1998, Form S-1, exhibit 10.7.4
10.8(d)	Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, by and among Columbus Bank and Trust Company, CompuCredit Corporation, as successor to CompuCredit, L.P., and CompuCredit Acquisition Corp.	August 27, 1998, Form S-1, exhibit 10.7.5
10.8(e)	Amendments to Affinity Card Agreement among Columbus Bank and Trust Company, CompuCredit as successor to CompuCredit, L.P., and CompuCredit Acquisition Corporation.	March 30, 2001, Form 10-K, exhibit 10.5.6
10.8(f)	Amendments to Facilities Management Services Agreement between Columbus Bank and Trust Company and CompuCredit Corporation, as successor to CompuCredit, L.P.	March 30, 2001, Form 10-K, exhibit 10.5.7
10.8(g)	Amendment to Affinity Agreement, dated as of September 23, 2002, among Columbus Bank and Trust Company, CompuCredit Corporation and CompuCredit Acquisition Corporation.	September 30, 2002, Form 10-Q, exhibit 10.1
10.8(h)	Pledge and Security Agreement, dated as of September 23, 2002, between CompuCredit Corporation and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.2
10.8(i)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.3
10.8(j)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, by and between CFC II LLC and Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.4
10.8(k)	Shareholders Agreement, dated as of September 23, 2002, by and between Columbus Bank and Trust Company and CompuCredit Corporation.	September 30, 2002, Form 10-Q, exhibit 10.5
10.9	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.9(a)	First Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York and CompuCredit Corporation.	September 30, 2000, Form 10-Q, exhibit 10.1(a)
10.9(b)	Second Amendment to Master Indenture, dated as of April 1, 2001, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York and CompuCredit Corporation.	Filed herewith

10.9(c)	Third Amendment to Master Indenture, dated as of September 7, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York and CompuCredit Corporation.	Filed herewith
10.9(d)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.9(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture, dated as of July 14, 2000.	Filed herewith
10.9(f)	Note Purchase Agreement, dated January 30, 2004, by and among Merrill Lynch Mortgage Capital Inc., as Investor, CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit and Card Master Note Business Trust, as Issuer.	Filed herewith
10.10	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	March 24, 2002, Form 10-K, exhibit 10.11
10.10(a)	First Amendment to Transfer and Servicing Agreement, dated as of September 7, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.10(b)	Second Amendment to Transfer and Servicing Agreement, dated as of December 28, 2000, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.10(c)	Third Amendment to Transfer and Servicing Agreement, dated as of April 1, 2001, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	Filed herewith
10.10(d)	Fourth Amendment to Transfer and Servicing Agreement, dated as of August 3, 2001, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	Filed herewith
10.10(e)	Fifth Amendment to Transfer and Servicing Agreement, dated as of August 20, 2002, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	Filed herewith

10.10(f)	Sixth Amendment to Transfer and Servicing Agreement, dated as of April 1, 2003, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	Filed herewith
10.10(g)	Seventh Amendment to Transfer and Servicing Agreement, dated as of June 26, 2003, among CompuCredit Funding Corporation, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	Filed herewith
10.11	Securities Purchase Agreement (J.P. Morgan Corsair II Capital Partners, L.P., J.P. Morgan Capital, L.P., Winding Creek, L.P. and Paladin Capital Partners Fund, L.P.) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.12
10.12	Securities Purchase Agreement (Rainbow Trust One and Rainbow Trust Two) dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.13
10.13	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14
10.14	Sale and Purchase Agreement, dated as of July 2, 2002, among Minnesota Telemarketing, Inc., Fingerhut Companies, Inc., FACS Group, Inc., Axsys National Bank and CompuCredit Acquisition Corporation III.	August 14, 2002, Form 8-K, exhibit 2.1
10.15	Sale and Purchase Agreement, dated as of July 31, 2003, among Providian Bank, as Seller, Columbus Bank and Trust, as Purchaser, and CompuCredit Acquisition Corporation	November 12, 2003, Form 10-Q, exhibit 10.1
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of BDO Seidman, LLP.	Filed herewith
23.2	Consent of Ernst & Young LLP.	Filed herewith
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna.	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III.	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III.	Filed herewith
99.1	Amended and Restated Charter of the Audit Committee of the Board of Directors.	Filed herewith
99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	Filed herewith

*
Confidential treatment has been granted with respect to portions of this exhibit.

†
Management contract, compensatory plan or arrangement.

  (b)
  Reports on Form 8-K

        During the quarter ended December 31, 2003, the Company filed four current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
October 15, 2003	7 and 12	None
November 3, 2003	7 and 12	None
November 17, 2003	7 and 12	None
December 15, 2003	7 and 12	None
  (d)
  Financial Statements of Significant Investment

    CSG, LLC and Subsidiary financial statements as of and for the period from inception (April 8, 2002) to December 31, 2002 are incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002.

Report of Independent Certified Public Accountants

The Board of Directors
CompuCredit Corporation

        We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CompuCredit Corporation for the year ended December 31, 2001, were audited by other auditors whose report dated March 26, 2002, expressed an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuCredit Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 6, 2004

Report of Independent Certified Public Accountants

The Board of Directors
CompuCredit Corporation

        We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of CompuCredit Corporation and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of CompuCredit Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 26, 2002

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$110,605	$120,416
Restricted cash	11,921	10,112
Retained interests in credit card receivables securitized	538,961	291,439
Amounts due from securitization	4,199	7,235
Loans receivable, net	16,271	—
Deferred costs, net	7,750	8,314
Software, furniture, fixtures and equipment, net	24,307	29,296
Investment in previously charged off receivables	13,960	—
Investment in equity method investee	6,577	15,593
Investment in debt security	15,007	18,819
Prepaid expenses and other assets	11,797	17,691

Total assets	$761,355	$518,915

Liabilities
Accounts payable and accrued expenses	$28,381	$32,570
Deferred revenue	9,895	8,979
Income tax liability	96,491	29,498

Total liabilities	134,767	71,047
Minority interest	52,575	—
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 shares issued and 25,000 and 30,000 outstanding at December 31, 2003 and 2002, respectively	29,816	32,466
Series B preferred stock, 10,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	12,181	11,035
Common stock, no par value:
150,000,000 shares authorized, 47,885,506 and 46,809,165 issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Additional paid-in capital	250,943	241,400
Treasury stock, at cost, 872,900 and 832,900 shares at December 31, 2003 and 2002	(4,586)	(4,338)
Deferred compensation	(593)	(1,013)
Note issued to purchase stock	—	(500)
Retained earnings	286,252	168,818

Total shareholders' equity	574,013	447,868

Total liabilities and shareholders' equity	$761,355	$518,915

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$11,193	$2,494	$2,347
Interest expense	(6,534)	(7,579)	(317)

Net interest income (expense)	4,659	(5,085)	2,030

Other operating income:
Securitization income (loss), net	31,385	(18)	(8,400)
Income (loss) from retained interests in credit card receivables securitized	134,112	(25,049)	11,328
Servicing income	97,473	66,665	6,018
Fees and other income	158,514	126,590	142,925
Equity in income of equity method investee	27,676	45,717	—

Total other operating income	449,160	213,905	151,871
Other operating expense:
Salaries and benefits	19,405	18,514	12,161
Credit card servicing	138,566	122,939	62,374
Marketing and solicitation	11,403	11,907	29,931
Depreciation	15,631	14,801	9,802
Bad debt provision	7,059	—	—
Other	35,812	31,627	35,221

Total other operating expense	227,876	199,788	149,489

Income before minority interest and income taxes	225,943	9,032	4,412
Minority interest	(37,233)	—	—

Income before income taxes	188,710	9,032	4,412
Income taxes	(66,992)	(3,161)	(1,545)

Net income	$121,718	$5,871	$2,867

Net income attributable to common shareholders	$117,434	$1,703	$2,723

Net income per common share-basic	$2.38	$0.04	$0.06

Net income per common share-assuming dilution	$2.34	$0.04	$0.06

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2003, 2002 and 2001

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes In Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2000	$—	46,514,639	$—	$239,789	$—	$—	$—	$164,392	$404,181
Issuance of Series A preferred stock	29,512	—	—	—	—	—	—	—	29,512
Issuance of Series B preferred stock	10,000	—	—	—	—	—	—	—	10,000
Preferred dividends	—	—	—	—	—	—	—	(144)	(144)
Issuance of common stock	—	44,526	—	563	—	—	—	—	563
Note issued to purchase stock	—	—	—	—	—	—	(500)	—	(500)
Net income	—	—	—	—	—	—	—	2,867	2,867

Balance at December 31, 2001	39,512	46,559,165	—	240,352	—	—	(500)	167,115	446,479
Issuance costs of Series A preferred stock	(140)	—	—	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	—	—	(4,168)	(4,168)
Accretion of preferred dividends	4,129	—	—	—	—	—	—	—	4,129
Restricted shares issued to employees	—	250,000	—	1,048	—	(1,048)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	35	—	—	35
Treasury stock, at cost	—	—	—	—	(4,338)	—	—	—	(4,338)
Net income	—	—	—	—	—	—	—	5,871	5,871

Balance at December 31, 2002	43,501	46,809,165	—	241,400	(4,338)	(1,013)	(500)	168,818	447,868
Conversion of preferred stock	(5,794)	634,008	—	5,794	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(4,284)	(4,284)
Accretion of preferred dividends	4,290	—	—	—	—	—	—	—	4,290
Exercise of stock options	—	442,333	—	3,749	—	—	—	—	3,749
Purchase of treasury stock	—	—	—	—	(248)	—	—	—	(248)
Repayment of note receivable	—	—	—	—	—	—	500	—	500
Amortization of deferred compensation	—	—	—	—	—	420	—	—	420
Net income	—	—	—	—	—	—	—	121,718	121,718

Balance at December 31, 2003	$41,997	47,885,506	$—	$250,943	$(4,586)	$(593)	$—	$286,252	$574,013

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating activities
Net income	$121,718	$5,871	$2,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,631	14,801	9,802
Amortization expense	4,848	17,585	8,318
Amortization of deferred compensation	420	35	—
Amortization of acquired servicing liability	(31,732)	(28,893)	—
Minority interest	37,233	—	—
Securitization (income) loss	(31,385)	18	8,400
Retained interests income adjustment, net	159,281	237,581	61,870
(Benefit) provision for deferred taxes	55,277	(21,133)	(13,885)
Income from equity investee (net of distributions)	9,016	(2,194)	—
Changes in assets and liabilities:
Increase in restricted cash	(1,809)	(10,112)	—
(Increase) decrease in accrued interest and fees	(3,225)	17,123	(8,359)
Decrease (increase) in amounts due from securitization	3,036	13,761	(9,261)
Increase in deferred costs	(14,632)	(12,347)	(20,440)
(Increase) decrease in prepaid expenses	(1,107)	447	4,000
(Decrease) increase in accounts payable and accrued expenses	(6,127)	4,210	8,307
Increase (decrease) in deferred revenue	917	(4,841)	4,602
Increase (decrease) in income tax liability	11,716	19,311	9,630
Other	17,692	(2,617)	(2,476)

Net cash provided by operating activities	346,768	248,606	63,375

Investing activities
Investment in equity investee	—	(34,890)	—
Proceeds from bond investment, net of investment	5,113	2,666	—
Purchases of charged off receivables	(40,747)	—	—
Purchases of credit card portfolios and retained interests	(651,883)	(75,247)	—
Net loans payments (purchases)	(117,566)	(71,055)	(471,764)
Recoveries of receivables previously charged off	27,569	22,174	25,995
Net proceeds from securitization	621,860	2,987	344,784
Net increase in retained interest	(211,291)	—	—
Purchases of and development of software, furniture, fixtures and equipment	(7,986)	(9,576)	(30,055)

Net cash used in investing activities	(374,931)	(162,941)	(131,040)

Financing activities
Proceeds from issuance of preferred stock	—	(140)	39,512
Preferred dividends	—	—	(144)
Proceeds from issuance of common stock and capital contributions	—	—	563
Minority interest contribution (distribution), net	15,343	—	—
Repayment of Note (issued to) purchase stock	398	—	(500)
Purchase of treasury stock	(248)	(4,338)	—
Proceeds from short-term borrowings	—	126,679	15,000
Repayment of short-term borrowings	(890)	(143,196)	—
Proceeds from exercise of stock options	3,749	—	—

Net cash provided by (used in) financing activities	18,352	(20,995)	54,431

Net (decrease) increase in cash	(9,811)	64,670	(13,234)
Cash and cash equivalents at beginning of year	120,416	55,746	68,980

Cash and cash equivalents at end of year	$110,605	$120,416	$55,746

Supplemental cash flow information
Cash paid for interest	$6,534	$7,731	$200
Cash paid for income taxes	$—	$4,893	$5,800
Accretion of preferred stock dividends	$4,290	$4,129	$—
Issuance of restricted stock	$—	$1,048	$—
Distribution of bonds from equity method investee	$—	$21,485	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

1.     Organization and Basis of Presentation

        The consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, "the Company"). CompuCredit is a provider of various financial services and products to or associated with the underserved (or sub-prime) credit market. Historically, the Company has served this market principally through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both its originated accounts and its portfolio acquisitions. Because only financial institutions can issue general-purpose credit cards, the Company has a contractual arrangement with a third party financial institution pursuant to which the financial institution issues general-purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. Substantially all of these credit card receivables are sold into different structures, which are not reflected on the Company's balance sheet. (See Note 7, "Off Balance Sheet Arrangements.") The Company markets to its cardholders other fee-based products, including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance. The Company is also a purchaser of previously charged off receivables as discussed in Note 2 (Significant Accounting Policies).

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amount of revenues and expenses during the reporting period. These estimates are based on information available to the Company as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates such as credit losses, payments, discount rates and the yield earned on securitized receivables have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized; for receivables that the Company retains, rather than securitizes, credit loss estimates can significantly affect the recorded value of loans receivable, as well as the performance of these loans receivable as reflected in the consolidated statements of operations.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash, money market investments and overnight deposits. The Company considers all other highly liquid cash investments with low interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Restricted Cash

        The Company provides an irrevocable standby letter of credit agreement for $10.0 million to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as restricted cash on the face of the consolidated balance sheet. Additionally, a portion of the servicing fee associated with the Embarcadero Trust (see Note 6, "Embarcadero Acquisition") is contingent on the Company achieving certain milestones, and these contingent servicing fee proceeds ($1.9 million at December 31, 2003) are also reflected as restricted cash. These milestones were achieved, and the Company received these proceeds in January 2004.

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

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold, as well as the fair value of the assets and cash proceeds received. The cash flows used in measuring the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses and any required amortizing principal payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in servicing liability fair value are included as a component of the Company's income (loss) from retained interests in credit card receivables securitized, with actual servicing expenses being recorded into operations as incurred. Because quoted market prices are generally not available for the Company's servicing liabilities, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 7, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company's consolidated balance sheet. In accordance with Statement No. 140 and FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), the Company does not consolidate any of the qualifying special purpose entities ("QSPEs") in its securitizations.

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

Loans Receivable, Net

        Loans receivable, net represent the receivables that the Company has not securitized. These receivables are derived principally from the Company's largely fee-based card offering to consumers at the lower end of the FICO scoring system and consist of finance charges and fees as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual and monthly fees. The activation fees are recognized over the estimated life of a customer (approximately one year). The annual fees are recognized over the year to which they apply. Loans receivable are presented net of unearned fees in accordance with Statement of Financial Accounting Standards No. 91. "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases." The allowance for uncollectible loans is provided for that portion of the loans receivable that management believes will not ultimately be collected based on historical experience. The components of loans receivable, net are as follows (in millions):

	Balance at December 31, 2002	Additions	Subtractions	Balance at December 31, 2003
Loans receivable	$—	$37.2	$—	$37.2
Deferred revenue	—	(19.8)	6.0	(13.8)
Allowance for uncollectible loans accounts	—	(7.1)	—	(7.1)

Total	$—	$10.3	$6.0	$16.3

        Reflected in interest income on the consolidated statement of operations is $3.0 million of interest (or finance charge) income and reflected in other credit card fees and other income is $12.8 million of fee income associated with these loans receivable for the year ended December 31, 2003. The weighted average remaining vesting period for the deferred revenue for this product at December 31, 2003 was 9 months.

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

Software, Furniture, Fixtures, and Equipment

        The Company capitalizes costs related to internal development and implementation of software used in operating activities of the Company in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development, furniture, fixtures, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the assets, which are approximately 3 years for software and 5 years for furniture, fixtures and equipment. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. The Company periodically reviews these assets to determine if any impairment, other than a temporary impairment, exists. There were no such impairments in the periods presented.

Accrued Interest and Fees

        Accrued interest and fees on the Company's originated portfolios represent the estimated collectable portion of fees earned but not billed to the cardholder at any period end. Prior to the second quarter of 2002, the Company estimated accrued interest and fees using its estimates of total accrued interest and fees earned but not yet billed. New estimates used since the second quarter of 2002 better reflect, however, the Company's expectations of the collectible portion of these interest and fees and are in response to evolving regulatory guidance within the industry. The impact of this change during 2002 was a decrease in net income of $8.2 million net of tax, or $0.18 per share.

Retained Interests in Finance Charge Receivables

        Included within the Company's retained interests in credit card receivables securitized on its consolidated balance sheet at each period end is the estimated collectible portion of finance charges and fees billed to cardholders within the originated portfolio but not collected (the Company's "retained interests in finance charge receivables"). Prior to the second quarter of 2002, the Company estimated its retained interests in finance charge receivables using its estimates of total finance charges and fees billed but not collected. New estimates used since the second quarter of 2002 better reflect, however, the Company's expectations of the collectible portion of these finance charges and fees and are in response to evolving regulatory guidance within the industry. The impact of this change during 2002 was a decrease in net income of $41.2 million net of tax, or $0.89 per share.

Investment in Previously Charged Off Receivables

        In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate state licenses and meeting the applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this new subsidiary, the Company now pursues, competitively bids for and acquires previously charged off credit card receivables. All but one of the Company's acquisitions of previously charged off credit card receivables during 2003 were from the securitization trusts underlying the Company's retained interests investments ($40.4 million in purchase price). The Company is continually evaluating acquisition opportunities, but only at appropriate pricing. Further, the sales of the receivables serviced by the Company are subject to a strict competitive bid process involving other potential portfolio purchasers to ensure that all acquisitions have been at fair market prices; the Company has also participated with other third party purchasers in purchasing some of its previously charged off receivables, thereby allowing the third party purchaser to establish the market for the purchase.

        Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. The Company accounts for its investment in previously charged off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans" ("PB 6"). Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds the Company's investment in the portfolio, the Company will incur commission costs and other servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts.

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

        For the year ended December 31, 2003, the following table shows a roll-forward of the Company's investment in previously charged off receivables activities (in thousands):

Unrecovered balance at January 1, 2003	$—
Acquisitions of defaulted accounts	40,747
Cash collections on all portfolios	(64,553)
Income recognized on defaulted accounts	37,766

Unrecovered balance at December 31, 2003	$13,960

Estimated remaining collections ("ERC")	$61,698

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 69% of the ERC over the next twelve months, with the balance to be collected thereafter.

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

Investments in Debt Securities

        During the third quarter of 2002, CSG, LLC, the Company's equity method investee, (see Note 4, "Equity Method Investment in CSG, LLC" below) distributed certain bonds to its members as a partial return of their initial investment in CSG, LLC. These bonds were Class B notes issued by a Master Trust within a Providian National Bank securitization structure (the "CSG Trust"). The bonds mature in June 2012 and bear an interest rate of LIBOR plus 10% (11.2% at December 31, 2003).

        In accordance with Statement No. 115, and based on the Company's intentions and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity and accounts for these bonds at their amortized cost (i.e., initial distribution value less principal payments). While the maturity date is June 2012, the bonds will be repaid over time and are anticipated to be fully paid off during 2006. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company's lack of a requirement for additional liquidity, in management's opinion, held-to-maturity is the appropriate classification as it best depicts the most probable realization of this investment. The investment in these debt securities is regularly reviewed for impairment based on the Company's normal recurring monthly evaluation of the performance of the assets that it manages under the CSG Trust, as well as the Company's evaluation of the relative pricing of similar instruments in the open market. As the market for these bonds is not active, the Company relies principally on its analysis of the performance of the assets in the CSG Trust as well as its projections for the future performance of these assets to determine if any impairment exists. Based on the fact that the performance to date has exceeded expectations, no impairment has been recorded.

Stock Options

        The Company has certain stock-based employee compensation plans, which are more fully described in Note 13, "Stock Options." As permitted by Statement of Financial Accounting Standards

No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25.

        The following table presents the effects on net income (loss) and net income (loss) per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Net income attributable to common shareholders, as reported	$117,434	$1,703	$2,723
Stock-based employee compensation expense determined under fair value basis, net of tax	(943)	(3,029)	(7,792)

Pro forma net income (loss)	$116,491	$(1,326)	$(5,069)

Earnings per share:
Basic—as reported	$2.38	$0.04	$0.06

Basic—pro forma	$2.36	$(0.03)	$(0.11)

Diluted—as reported	$2.34	$0.04	$0.06

Diluted—pro forma	$2.33	$(0.03)	$(0.11)

        The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors, including timing and number of awards. The following table summarizes the value per share as determined by Black-Scholes models, as well as the key assumptions for the years ended:

	At December 31,
	2003	2002	2001
Fair value per share	$7.12	$4.34	$6.15
Dividend rate	0%	0%	0%
Risk free rate	3.0%	3.8%	4.2%
Expected volatility	71.3%	96.4%	85.0%
Expected life of the options	5 years	5 years	5 years

Fees and Other Income

        Fees and other income consists of the following:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Fees	$101,135	$95,877	$89,553
Recoveries of previously charged off receivables	37,766	—	—
Ancillary product revenue	5,550	14,846	30,592
Interchange fees	14,063	15,867	22,780

Total	$158,514	$126,590	$142,925

        Fees include annual membership, overlimit, returned check, cash advance transaction fees and other fees. Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual fees, are recognized as revenue when charged to the cardholder's account. Annual fees are amortized into revenue on a straight-line basis over the privilege period, which is twelve months. As noted above in "Deferred Costs," direct receivables origination costs are amortized against credit card fee income.

        The Company offers various fee-based products and services (ancillary products) to its customers, including memberships, insurance products and subscription services. When the Company markets its own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer's acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When the Company markets products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. The Company considers revenue to be earned once delivery has occurred (i.e., there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, the Company recognizes its commission as ancillary product revenue.

Credit Card Servicing Expenses

        Credit card servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with the Company's collections and customer service efforts. Credit card servicing costs also include outsourced collections and customer service expenses.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, which addresses consolidation by business enterprises of variable interest entities that have certain characteristics. In general, Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. An entity that meets this definition is considered the "primary beneficiary." Interpretation No. 46 requires disclosures about variable interest entities by the primary beneficiary and an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 provides for exceptions to the scope of this interpretation including transfers to qualifying special purpose entities subject to the reporting of Statement No. 140, which would not be consolidated. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 applies in the first fiscal year, or interim period, beginning after December 15, 2003 to variable interests entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This statement is not expected to have a material impact on the Company's consolidated financial statements.

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

        In June 2003, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards entitled "Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of Statement No. 140" ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify Statement No. 140. The Exposure Draft would require us, if we renewed our commercial paper facilities that we use to finance certain of our portfolios, to record the assets and liabilities related to the facilities on our books.

        In December 2003, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It applies to loans acquired in business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial statements.

3.     Shareholders' Equity

Loan to consultant

        On May 21, 2001, in connection with the Company's entry into a consulting agreement, the Company loaned a consultant $0.5 million to purchase 39,526 shares of CompuCredit common stock. During the second quarter of 2003, the Company settled with the obligor on a note issued to the Company for the purchase of common stock for cash proceeds of approximately $0.4 million. The Company recorded the difference between the carrying value of the note and the cash proceeds received (approximately $0.1 million) as a charge to other operating expense during the quarter ended June 30, 2003.

Issuance of Preferred Shares

        In December 2001, the Company issued 30,000 shares (aggregate initial liquidation preference $30 million) of its Series A Preferred Stock and 10,000 shares (aggregate initial liquidation preference $10 million) of its Series B Preferred Stock in a private placement. Net proceeds were $39.4 million. Dividends on the preferred stock accumulate at the rate of 10% per annum and are payable quarterly, in arrears, in cash or, at the Company's option, by an increase in the accretive value of the preferred stock. The dividend rate will increase if the shares are still outstanding after five years. In general, each outstanding share of preferred stock entitles the holder to that number of votes equal to the number of shares of common stock into which the holder's shares of preferred stock could be converted at the time of the vote, subject (solely for purposes of determining the number of votes) to a floor on the conversion price of $9.01 per share. The preferred stock is convertible into common stock at the holder's option. The holders are entitled to traditional weighted average anti-dilution rights (i.e. for stock splits, the issuance or sale of equity securities, etc.). The Company can require the conversion of the preferred stock commencing December 2004 if the market price per common share is at least 200% of the initial conversion price ($9.14 per share, subject to anti-dilution adjustment). The Company can redeem the Series A Preferred Stock for cash after 5 years, or upon a change of control, provided all accrued dividends are paid; the Series B Preferred Stock does not have a cash redemption feature. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three month period, then the holders of the preferred stock can require the Company to pay the Series A and B preferred stock dividends in cash.

        During the second quarter of 2003, Paladin Capital Partners Fund, L.P. converted 4,808 shares of Series A Preferred Stock into 608,684 shares of common stock. During the fourth quarter of 2003, Winding Creek, L.P. converted 192 shares of Series A Preferred Stock into 25,324 shares of common stock.

        To date, all dividends on the Series A and B Preferred Stock have been paid by accreting the value of the preferred shares. The liquidation value of the preferred shares was $42.8 million at December 31, 2003. The shares would have converted into approximately 4.7 million shares at December 31, 2003, and such common stock shares are reserved for issuance upon conversion.

Treasury Share Repurchases

        During the third quarter of 2002, the Company's Board of Directors authorized a program to repurchase up to 5 million shares (approximately 11 percent) of its outstanding common stock. Under the repurchase plan, the Company may buy back shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. During 2002, the Company repurchased a total of 832,900 shares of common stock for an aggregate cost of $4.3 million. During the 2003, the Company repurchased 40,000 shares on the open market for $0.2 million. The Company accounts for the common shares repurchased using the cost method.

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

4.     Equity Method Investment in CSG, LLC

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a subordinated, certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. Notwithstanding the Company's repayment of this loan's principal, the lender continues to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense.

        During 2003 and 2002, the Company received $36.7 million and $43.5 million, respectively, in cash distributions from CSG. During the second quarter of 2003, and as expected at the time of CSG's acquisition of its interests in the CSG Trust, a principal balance trigger occurred, and hence an early amortization began. While CSG made distributions to the Company through June 2003, the occurrence of this trigger event caused CSG to cease its cash distributions to the Company, and it will not resume these distributions until approximately the middle of 2006. Accordingly, all significant income from the Company's equity-method investment will cease until distributions resume in 2006.

        The following represents condensed results of operations of CSG as of and for the year ended December 31, 2003 and as of for the period from inception to December 31, 2002 (in thousands):

	As of December 31, 2003	As of December 31, 2002
Retained interests in credit card receivables securitized	$1	$21,147
Total assets	13,172	31,385
Total liabilities	18	200
Members' capital	13,154	31,185
	For the Year Ended December 31, 2003	For the period from inception (April 8, 2002) to December 31, 2002
Income from retained interests in credit card receivables securitized	$55,263	$89,717
Total other operating income	56,719	90,823
Net income	55,351	91,434

        In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate to exceed the estimated cost of servicing.

5.     Purchase of Assets

        In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased for $75.2 million plus an assumed $95.8 million servicing liability the retained interests in a trust (the "Original Fingerhut Trust") that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust were those generated by private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease over time because payments and charge-offs from cardholders are expected to be significantly greater than purchases and interest charges. In accordance with EITF 99-20, the Company has accounted for the retained interests it purchased at the lower of amortized cost or fair market value, and the Company has amortized remaining expected cash flows in excess of the costs of the purchased retained interests into income from retained interests in credit card receivables securitized using the effective interest method. Also, pursuant to EITF 99-20, the Company has updated its EITF 99-20 model when there has been a change in its estimate of projected future cash flows. These updates can result in the Company either (1) adjusting the prospective yield that it will realize over future periods, or (2) reducing the carrying value of the Company's investment to fair value if a significant adverse change occurs. To date, none of these updates has resulted in a reduction in the carrying value of the Company's investment.

        The gross cash flows that were available to the Company through the securitization structure associated with the Fingerhut trust retained interests were $148.2 million and $226.7 million during 2003 and 2002, respectively. From date of acquisition through the third quarter of 2003, the portion of expected cash flows that exceeded the cost of the purchased retained interests was amortized into income from retained interests in credit card receivables securitized using the effective interest method ($127.1 million and $76.9 million pre-tax was amortized into income during 2003 and 2002, respectively). During the third quarter of 2003, a third party acquired the Company's retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new trust (the "Fingerhut Trust"), which owns a collateral security interest in the Original Fingerhut Trust. For further discussion of this transaction and the Company's accounting for its investment in the Fingerhut retained interests, see Note 7, "Off Balance Sheet Arrangements."

6.     Embarcadero Acquisition

        On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero") for $26.5 million. Embarcadero was formed by an affiliate of Merrill Lynch and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust"), thereby resulting in securitization income of $31.4 million. (See Note 7, "Off Balance Sheet Arrangements," for further discussion.) Embarcadero retains the subordinated, certificated interest issued by the Embarcadero Trust. The assets and liabilities of Embarcadero, and its associated earnings from operations, are presented as part of the Company's consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate's portion of the operations. The minority interest on the statements of operations is not shown net of tax because Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

7.     Off Balance Sheet Arrangements

        The Company securitizes substantially all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the "originated portfolio") through a master trust. Credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust. (See Note 5, "Purchase of Assets.") Further, during the third quarter of 2003, the Company acquired receivables from a third-party and subsequently securitized them. (See Note 6, "Embarcadero Acquisition.")

        In accordance with the above, substantially all of the Company's credit card receivables are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests. Generally accepted accounting principles in the United States require the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

  1.
  The transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors.

  2.
  Each transferee has the right to pledge or exchange the assets it has received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor.

  3.
  The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

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

        The table below summarizes the Company's securitization activity for the periods presented. It does not include any of the receivables managed by or the securitization facility of CSG, the Company's 50%-owned equity-method investee:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Gross amount of receivables securitized at year end (1)	$2,282,803	$2,334,939	$1,891,842
Proceeds from collections reinvested in revolving-period securitizations	983,014	1,123,938	1,208,413
Excess cash flows received on retained interests	274,677	311,423	202,350
Pretax securitization income (loss)	31,385	(18)	(8,400)
Income (loss) from retained interests in credit card receivables securitized	134,112	(25,049)	11,328

                        _______________________

    (1)
    Excludes CSG receivables of $551 million (or $276 million attributable to the Company's 50% CSG ownership percentage) and $922 million (or $461 million attributable to the Company's 50% CSG ownership percentage) at December 31, 2003 and 2002, respectively, because such amounts are included in the Company's equity method investment and are therefore not reflected in the consolidated statement of operations or balance sheet items included herein.

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card receivables. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        Generally, all collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to the Company as servicer for its servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable and to the Company as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above are paid to the Company on its retained interests.

        The measurements of retained interests associated with Company-arranged securitizations are dependent upon management's estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management's estimates of returns that would be required by investors in an investment with similar terms and credit quality. Yields on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company's credit risk models. Credit card receivables are typically charged off when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers' accounts are typically charged off within 30 days of verification.

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

        The Company's retained interests in credit card receivables securitized include the following:

	At December 31,
	2003	2002	2001
	(In thousands)
I/O strip	$80,552	$99,964	$84,390
Accrued interest and fees	19,030	15,804	32,928
Servicing liability	(32,519)	(108,010)	(38,123)
Fair value of retained interests	471,898	283,681	312,622

Retained interests in credit card receivables securitized	$538,961	$291,439	$391,817

        The I/O strip reflects the fair value of the Company's rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip decreased in 2003 principally due to the liquidating nature of the Company's originated portfolio, partially offset by the Embarcadero acquisition and securitization, which also accounted for the increase in accrued interest and fees. The Company's I/O strip increased from December 31, 2001 to December 31, 2002, primarily due to a decrease in the residual cash flows discount rate from 34.9% at December 31, 2001, to 22.5% at December 31, 2002, as discussed in more detail below. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The servicing liability increased during 2002 due to the purchase of the Original Fingerhut Trust. A portion of the 2003 reduction in the servicing liability is associated with the Original Fingerhut Trust and is due to (1) amortization of the servicing liability ($31.7 million and $28.9 million during 2003 and 2002, respectively) which is included as a component of servicing income, and (2) the third quarter transaction involving the Fingerhut retained interests, which is addressed in more detail below. The fair value of retained interests includes those interests in Company-arranged securitizations, as well as the Company's purchased interests in securitizations. The fair value of retained interests increased from December 31, 2002, principally due to: (1) the Embarcadero acquisition; (2) increased credit enhancement requirements and levels associated with certain of the series within the Company's originated portfolio securitization facility; and (3) approximately $144.2 million retained at the master trust underlying the Company's originated portfolio as of December 31, 2003 toward accumulation period requirements for one of the term series issued out of that trust; offset, however, by the effects of the third quarter transaction involving the Fingerhut retained interests discussed below and the effects of collections associated with the Fingerhut retained interests throughout 2003. The fair value of retained interests decreased between December 31, 2001 and December 31, 2002 due to a decrease in the Company's estimate of the fair value of its retained interests in finance charge receivables as discussed previously, partially offset by the Company's acquisition of the Fingerhut retained interests from Federated in July 2002.

        During the third quarter of 2003, a third party acquired the Company's retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new Fingerhut Trust, which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust. For accounting purposes, this transaction had no ramifications other than its effect on the timing of income recognition under the effective interest method of EITF 99-20 based on revised cash flow timing. As a result of this transaction, with the exception of servicing fees, the Company will not receive any further cash flows from the Fingerhut Trust until the holders of all senior notes issued by the Fingerhut Trust are repaid (currently estimated to be the third quarter of 2004). The estimated remaining excess cash flows from securitization (currently estimated to be $128.2 million) will be amortized and recovered over approximately the next 36 months (with relatively little income anticipated until the third quarter of 2004) using the effective interest method of EITF 99-20. Fingerhut cash flow estimates used in the Company's EITF 99-20 model are made using the Company's best estimates of the expected performance of the Fingerhut portfolio, including the timing of payments derived from such performance. The Company will receive adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust. As such, the Company no longer has the servicing liability associated with the Original Fingerhut Trust, but rather, a deferred gain associated with the exchange of the Fingerhut retained interests, which is being amortized into income using the effective interest method. Including the $27.3 million received in the Fingerhut retained interests exchange, the gross excess cash from the securitization structures associated with the Fingerhut retained interests was $127.1 million during 2003 versus $76.9 million in 2002.

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company's retained interests in the receivables it has securitized are presented below:

	At December 31,
	2003	2002	2001
Yield (annualized)	29.5%	32.1%	29.8%
Payment rate (monthly)	6.5	6.7	8.0
Expected credit loss rate (annualized)	15.0	18.0	16.7
Residual cash flows discount rate	22.5	22.5	34.9
Servicing liability discount rate	14.0	14.1	14.0

        During the fourth quarter of 2001, the Company sold approximately $36.3 million of its retained interests in credit card receivables securitized for net proceeds of approximately $26.7 million in two transactions. As a result of these transactions, the Company increased its residual cash flows discount rate to 34.9% in 2001. During 2002, the Company hired an independent financial advisory firm to assist in the Company's evaluation of its estimate of the residual cash flows discount rate. The independent financial advisory firm advised that the appropriate residual cash flows discount rate was 22.5%. The Company adopted that recommendation and revised the estimate for the residual cash flows discount rate to 22.5%.

        At December 31, 2003, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized ($ in thousands):

Credit card Receivables
Yield (annualized)	29.5%
Impact on fair value of 5% adverse change	$(11,991)
Impact on fair value of 10% adverse change	$(23,982)
Payment rate (monthly)	6.5%
Impact on fair value of 5% adverse change	$(1,496)
Impact on fair value of 10% adverse change	$(6,220)
Expected credit loss rate (annualized)	15.0%
Impact on fair value of 5% adverse change	$(6,648)
Impact on fair value of 10% adverse change	$(13,296)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(3,557)
Impact on fair value of 10% adverse change	$(7,068)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(123)
Impact on fair value of 10% adverse change	$(247)

        These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value of the retained interests in credit card receivables securitized may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

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

	December 31,
	2003	2002
	(In thousands)
Total managed principal balance	$2,083,320	$2,492,890
Total managed finance charge balance	257,578	302,999

Total managed receivables	$2,340,898	$2,795,889

Receivables delinquent — 60 or more days	$280,312	$388,651

Net charge offs	$442,803	$336,884

8.     Software, Furniture, Fixtures and Equipment

        Software, furniture, fixtures and equipment consist of the following:

	December 31,
	2003	2002
	(In thousands)
Software	$39,001	$32,938
Furniture and fixtures	3,952	3,455
Data processing and telephone equipment	21,436	17,448
Leasehold improvements	6,214	5,839

Total cost	70,603	59,680
Less accumulated depreciation	(46,296)	(30,384)

Software, furniture, fixtures and equipment, net	$24,307	$29,296

9.     Leases

        The Company leases premises and equipment under cancelable and noncancelable leases, some of which contain renewal options under various terms. Total rental expense was $5.5 million, $5.1 million and $3.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the future minimum rental commitments for all noncancelable leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows (in millions):

	Gross	Sub-lease Income	Net
2004	$6.2	$(0.2)	$6.0
2005	5.7	(0.2)	5.5
2006	4.7	(0.2)	4.5
2007	4.9	(0.2)	4.7
2008	5.0	(0.2)	4.8
Thereafter	11.5	(0.3)	11.2

	$38.0	$(1.3)	$36.7

10.   Commitments and Contingencies

        In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $2.3 billion and $3.7 billion at December 31, 2003 and December 31, 2002, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any one time.

        The Company is an equity member of CSG. (See Note 4, "Equity Method Investment in CSG, LLC.") During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2003, CSG would be obligated to purchase up to approximately $62.8 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of December 31, 2003, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at December 31, 2003 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of December 31, 2003, the maximum amount of the Company's guarantee was approximately $31.4 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $85.2 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $1.5 million as of December 31, 2003. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company's securitizations vary. As of December 31, 2003, the Company had a three-year term securitization that it completed in July 2001, several one-year securitizations, and, through the Fingerhut Trust, an amortizing term securitization. As discussed further in Note 16,

"Subsequent Events (Unaudited)," the Company closed on a 2-year securitization series issued out of its originated portfolio master trust, as well as a 10-year amortizing term securitization issued out of the Embarcadero Trust.

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

        Finally, while the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that the Company will trigger an early amortization for any series other than an early amortization event occurring for a series during the accumulation period for such series as a result of the diminutization of net yield allocable to such series relating to the amounts accumulated in the trust to repay such series, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts.

        As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company's need for additional liquidity.

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

11.   Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, such temporary differences representing those differences between amounts reported for financial reporting purposes and amounts used for income tax purposes.

        The current and deferred portions of federal and state income tax expense are as follows:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Federal income tax expense:
Current tax expense	$11,187	$24,294	$15,430
Deferred tax expense	54,863	(21,133)	(13,885)

Total federal income tax expense	66,050	3,161	1,545
State income tax expense:
Current tax expense	528	—	—
Deferred tax expense	414	—	—

Total state income tax expense	942	—	—

Total income tax expense	$66,992	$3,161	$1,545

        In 2002 and 2001, the Company had no state income tax expense because its income was earned by consolidated subsidiaries that were organized, domiciled and operated exclusively within a jurisdiction that does not impose a state income tax. Income tax expense in 2003 differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations as a result of certain of the Company's operations now being subject to various state income taxes, partially offset, however, by the tax benefit associated with the exercise of stock options by employees. The following table reconciles the Company's effective tax rate to the federal statutory rate:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
Other differences, net	0.5	—	—

Effective tax rate	35.5%	35.0%	35.0%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets/(liabilities):
Prepaid expenses	$(499)	$(156)
Cash advance fees	(139)	(6,636)
Software development costs	(2,791)	(4,292)
Deferred costs	(455)	(1,072)
Gain on securitization	(33,405)	10,745
Income from partnerships	(18,751)	—
Other	(904)	(256)

Net deferred tax liability	$(56,944)	$(1,667)

12.   Earnings Per Share

        The following table sets forth the computation of basic earnings per share:

	For the year ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Numerator:
Net income	$121,718	$5,871	$2,867
Preferred stock dividends	(4,284)	(4,168)	(144)

Income attributable to common shareholders	$117,434	$1,703	$2,723
Denominator:
Denominator for basic earnings per share (weighted-average shares outstanding)	51,212	46,384	46,542
Effect of dilutive stock options	702	28	79

Denominator for diluted earnings per share (adjusted weighted-average shares)	51,914	46,412	46,621
Basic earnings per share	$2.38	$0.04	$0.06
Diluted earnings per share	$2.34	$0.04	$0.06

        As of December 31, 2003, the Company's outstanding preferred stock was convertible into approximately 4.7 million shares of common stock at $9.14 per share. These 4.7 million shares of common stock were included in the weighted average shares outstanding in the above computations. Shares of common stock into which the preferred shares were convertible as of December 31, 2002 and 2001 were not included in weighted-average shares outstanding for 2002 and 2001, respectively, because including these shares would have been anti-dilutive to those years' earnings per share computations.

13.   Stock Options

        The Company has two Stock Option Plans, the 1998 Stock Option Plan ("1998 Plan") and the 2000 Stock Option Plan ("2000 Plan"). Under the 1998 Plan and the 2000 (the "Plans"), the Company may grant shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. Pursuant to a delegation of authority from the Board of Directors to management, the vesting requirements for options granted by the Company are determined by management and range from immediate to 3 years. The majority of the options vest 33 1/3% in the 1st year, 33 1/3% in the 2nd year and 33 1/3% in the 3rd year. The maximum number of shares of common stock that may be granted under the 1998 Plan is 1,200,000 shares. As of December 31, 2003, a total of 1,188,675 options had been granted under the 1998 Plan. The maximum number of shares of common stock that may be granted under the 2000 Plan is 1,200,000 shares. A total of 1,165,736 options had been granted under the 2000 Plan as of December 31, 2003.

        During December 2003, the Company's Board of Directors approved the 2003 Stock Option Plan ("2003 Plan") which is subject to shareholder approval at the Company's 2004 Annual Meeting. The plan allows for a maximum of 1,200,000 shares of common stock to be granted and its terms and vesting periods are generally the same as those in the 1998 Plan and the 2000 Plan.

        Information related to options outstanding under the Plans is as follows:

	For the year ended December 31,
	2003		2002		2001
	Number Of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,216,078	$11.08	1,886,751	$28.33	1,320,260	$37.85
Granted	184,433	13.54	1,172,818	5.85	633,150	8.76
Exercised	(442,333)	8.48	—	—	—	—
Cancelled/Forfeited	(126,014)	20.88	(843,491)	42.15	(66,659)	28.08

Outstanding at end of year	1,832,164	$11.28	2,216,078	$11.08	1,886,751	$28.33

        The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00—$12.00	1,396,951	3.7	$6.63	429,606	$7.71
$12.00—$25.00	255,913	3.2	18.36	151,980	18.23
$25.01—$38.00	142,800	1.2	34.32	142,800	34.32
$38.01—$50.00	32,500	4.8	48.62	32,500	48.62
$50.01—$62.00	4,000	1.8	56.56	4,000	56.56

	1,832,164	3.5	$11.28	760,886	$16.81

        As permitted by Statement No. 123, the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB 25. Other than with respect to the Company's restricted stock awards (see Note 3, "Shareholders' Equity"), the Company did not recognize any compensation expense for stock-based employee compensation awards or independent board members compensation awards, nor did the Company issue any options to non-employees who were not directors for the years ended December 31, 2003, 2002 and 2001.

14.   Employee Benefit Plans

        The Company has a 401(k) plan. Employees who have completed one year of employment and at least 1,000 hours of service are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by the Company, which amounted to approximately $0.4 million and $0.3 million in 2003 and 2002, respectively.

        The Company also has an Employee Stock Purchase Plan ("ESPP"). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of the Company's common stock on the last day of the offering period. Employees contributed approximately $0.3 million to purchase 30,790 shares of common stock in 2003 and $0.2 million to purchase 44,710 shares of common stock in 2002 under the ESPP. The ESPP covers up to 150,000 shares of common stock. The Company's charge to expense associated with the ESPP was approximately $54 thousand and $44 thousand in 2003 and 2002, respectively.

15.   Related Party Transactions

        The Series A Preferred Stock that was issued in December 2001 was issued to a group of investors that included J.P. Morgan Corsair II Capital Partners, L.P. and Paladin Capital Partners Fund, L.P. ("Paladin"). J.P. Morgan Corsair II Capital Partners is a holder of greater than 5% of the Company's outstanding common stock. The Company issued 4,808 shares of Series A Preferred Stock to Paladin for an aggregate purchase price of approximately $4.8 million. In addition to the preferred stock investment noted above, during the fourth quarter of 2001, Paladin purchased for $20 million approximately $27 million of notes (at face) issued out of the Company's originated portfolio master trust, notes which prior to Paladin's purchase had been classified by the Company as retained interests in credit card receivables securitized. Paladin is an affiliate of an entity controlled by Mr. Frank J. Hanna, Jr., who is the father of the Company's Chairman and Chief Executive Officer, David G. Hanna, and one of the Company's directors, Frank J. Hanna, III. During 2003, Paladin converted its preferred stock and subsequently sold it to a third-party. Further, the originated portfolio master trust notes that Paladin acquired in 2001 were repaid during 2003.

        In December 2001, the Company also issued 10,000 shares of Series B Preferred Stock, in a private placement, for an aggregate purchase price of $10 million. The Series B Preferred Stock was issued to entities controlled by David G. Hanna and Frank J. Hanna, III.

        The holders of the Series A Preferred Stock, Series B Preferred Stock, certain holders of common stock and the Company entered into a Shareholders Agreement whereby (in addition to the provisions described in Note 3, "Shareholders' Equity") (1) the holders of the Series A Preferred Stock are entitled to participate in a sale or transfer of securities of CompuCredit by Frank J. Hanna, III, David G. Hanna (being the holders of the Series B Preferred Stock) and certain other common stock holders that in the aggregate are own 25% or more of the outstanding shares of common stock, on a fully diluted basis, and (2) the holders of the Series A and Series B Preferred Stock are entitled to registration rights, such that their converted shares of common stock may be registered by

CompuCredit on a registration statement filed with the SEC. The Company has filed this registration statement with the SEC, and it was declared effective in November 2003.

        Under a shareholders agreement into which the Company entered with David G. Hanna, a trust of which David G. Hanna is the sole trustee, Frank J. Hanna, III, a trust of which Frank J. Hanna, III is the sole trustee, Richard R. House, Jr. (the Company's President) and Richard W. Gilbert (the Company's Chief Operating Officer and Vice Chairman) following the Company's initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

        Richard R. House, Jr. and Richard W. Gilbert each indirectly owned 9.5% of VSI, the third-party developer of the Company's database management system prior to the sale of VSI in 2004 to an unaffiliated third-party. During 2003, the Company paid approximately $10.7 million to VSI and its subsidiaries for software development, account origination and consulting services. During 2001, the Company loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan was repaid by VSI during 2003.

        During 2001, the Company began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of the Company's Chairman and Chief Executive Officer, David G. Hanna, and one of the Company's directors, Frank J. Hanna, III. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for 2003 and 2002 for the sublease was approximately $0.2 million and $0.2 million, respectively. Additionally, entities owned by Frank J. Hanna, Jr. provide certain collection services to the Company and rent the Company a plane for business usage at market rates for which the Company paid approximately $0.3 million and $0.7 million, respectively, during 2003.

        See Note 2, "Significant Accounting Policies," for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by CompuCredit.

16.   Subsequent Event

        During the first quarter of 2004, the Company completed a 10-year amortizing term securitization facility issued out of the Embarcadero Trust and a two-year securitization facility that was issued out of the originated portfolio master trust. This latter two-year securitization facility provides for an initial one-year committed funding level of $1.25 billion, growth in that committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow the Company to receive cash flows that are more than adequate to cover the Company's servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that is sufficient in management's opinion to allow the Company to begin to grow the originated portfolio. In connection with this transaction, the Company issued to the investor a warrant to acquire 2.4 million shares of the Company's common stock. This warrant will be recorded in 2004 at fair value (approximately $16.5 million) using the Black-Scholes model and amortized as an additional component of expense over the two-year deal term.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2004.

COMPUCREDIT CORPORATION
By:	/s/ DAVID G. HANNA
David G. Hanna Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2004
/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 1, 2004
/s/ GREGORY J. CORONA Gregory J. Corona	Director	March 1, 2004
/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 1,2004
/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 1, 2004
/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 1, 2004
/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 1, 2004
/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 1, 2004
/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 1, 2004
/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 1, 2004

QuickLinks

Table of Contents
Cautionary Notice Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity For the years ended December 31, 2003, 2002 and 2001
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows
CompuCredit Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2003 and 2002
SIGNATURES