Form 10-Q
period 2004-03-31
COMPUCREDIT CORP
filed 2004-05-04
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

For The Quarterly Period Ended March 31, 2004

COMPUCREDIT CORPORATION

a Georgia Corporation IRS Employer Identification No. 58-2336689 SEC File Number 0-25751
245 Perimeter Center Parkway, Suite 600 Atlanta, Georgia 30346 (770) 206-6200

        CompuCredit has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) been subject to such filing requirements for the past 90 days.

        CompuCredit is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

        As of April 30, 2004, there were 47,980,408 outstanding shares of CompuCredit's Common Stock, no par value (the "Common Stock").

COMPUCREDIT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

March 31, 2004

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited) (Dollars in thousands)
Assets
Cash and cash equivalents	$69,286	$110,605
Restricted cash	10,000	11,921
Retained interests in credit card receivables securitized	538,201	538,961
Amounts due from securitization	11,198	4,199
Loans receivable, net	29,060	16,271
Deferred costs, net	38,500	7,750
Software, furniture, fixtures and equipment, net	24,006	24,307
Investment in equity-method investee	6,363	6,577
Investment in previously charged off receivables	18,266	13,960
Investment in debt securities	20,678	15,007
Prepaid expenses and other assets	17,302	11,797

Total assets	$782,860	$761,355

Liabilities
Accounts payable and accrued expenses	$28,862	$26,436
Notes payable	6,139	1,945
Deferred revenue	6,744	9,895
Income tax liability	70,245	96,491

Total liabilities	111,990	134,767

Minority interest	60,021	52,575

Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 30,000 shares issued and 25,000 outstanding at March 31, 2004 and December 31, 2003, respectively	30,577	29,816
Series B preferred stock, 10,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	12,486	12,181
Common stock, no par value, 150,000,000 shares authorized: 47,964,975 and 47,885,506 issued at March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	252,392	250,943
Treasury stock, at cost, 872,900 shares at March 31, 2004 and December 31, 2003, respectively	(4,586)	(4,586)
Deferred compensation	(488)	(593)
Warrant	16,498	—
Retained earnings	303,970	286,252

Total shareholders' equity	610,849	574,013

Total liabilities and shareholders' equity	$782,860	$761,355

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Interest income	$7,705	$1,209
Interest expense	(91)	(3,298)
Provision for loan losses	(9,115)	—

Net interest expense after provision for loan losses	(1,501)	(2,089)

Other operating income:
Income from retained interests in credit card receivables securitized	14,641	36,307
Servicing income	25,298	27,666
Fees and other income	56,264	28,004
Equity in (loss) income of equity method investee	(214)	14,296

Total other operating income	95,989	106,273

Other operating expense:
Salaries and benefits	6,245	4,341
Credit card servicing	32,267	38,047
Marketing and solicitation	5,699	1,587
Depreciation	3,993	3,865
Other	9,915	8,539

Total other operating expense	58,119	56,379

Income before minority interest and income taxes	36,369	47,805
Minority interest	(6,293)	—

Income before income taxes	30,076	47,805
Income taxes	(11,288)	(17,210)

Net income	$18,788	$30,595

Net income attributable to common shareholders	$17,718	$29,487

Net income per common share—basic	$0.36	$0.60

Net income per common share—assuming dilution	$0.36	$0.60

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statement of Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2004

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation		Retained Earnings	Total Shareholders' Equity
		Shares	Amount				Warrant
	(Dollars in thousands)
Balance at December 31, 2003	$41,997	47,885,506	—	$250,943	$(4,586)	$(593)	$—	$286,252	$574,013
Exercise of stock options, including tax benefit	—	79,469	—	1,436	—	—	—	—	1,436
Preferred dividends	—	—	—	—	—	—	—	(1,070)	(1,070)
Accretion of preferred dividends	1,066	—	—	—	—	—	—	—	1,066
Issuance of warrant	—	—	—	—	—	—	16,498	—	16,498
Amortization of deferred compensation	—	—	—	—	—	105	—	—	105
Other	—	—	—	13	—	—	—	—	13
Net income	—	—	—	—	—	—	—	18,788	18,788

Balance at March 31, 2004	$43,063	47,964,975	—	$252,392	$(4,586)	$(488)	$16,498	$303,970	$610,849

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2004	2003
	(Dollars in thousands)
Operating activities
Net income	$18,788	$30,595
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	3,993	3,865
Amortization expense	778	1,661
Amortization of acquired servicing liability	—	(13,466)
Amortization of deferred compensation	105	105
Minority interest	6,293	—
Retained interests income adjustment, net	8,233	5,180
Income from equity investee (net of distributions)	214	5,278
Changes in assets and liabilities:
Decrease in restricted cash	1,921	—
Decrease in accrued interest and fees	2,552	803
Increase in amounts due from securitization	(6,999)	(8,612)
Increase in deferred costs	(19,045)	(2,106)
Increase in prepaid expenses	(866)	(313)
Increase (decrease) in accounts payable and accrued expenses	2,426	(1,637)
(Decrease) increase in deferred revenue	(3,151)	231
Decrease in income tax liability	(26,246)	(5,289)
Other	(7,237)	15,072

Net cash (used in) provided by operating activities	(18,241)	31,367

Investing activities
Proceeds from bond investment, net of (investment)	(2,853)	1,898
Purchase of charged off receivables	(13,708)	(14,896)
Net loan payments (purchases)	152,006	66,097
Recoveries of receivables previously charged off	11,370	4,369
Net increase in retained interest	(169,388)	(93,333)
Purchases of and development of software, furniture, fixtures and equipment	(1,976)	(1,800)

Net cash used in investing activities	(24,549)	(37,665)

Financing activities
Minority interest contribution (distribution), net	1,152	—
Proceeds from exercise of stock options	685	—
Purchase of treasury stock	—	(248)
Proceeds from (repayment of) short-term borrowings, net	(366)	—

Net cash provided by (used in) financing activities	1,471	(248)

Net decrease in cash	(41,319)	(6,546)
Cash and cash equivalents at beginning of period	110,605	120,416

Cash and cash equivalents at end of period	$69,286	$113,870

Supplemental cash flow information
Cash paid for interest	$91	$3,298

Cash paid for income taxes	$36,783	$22,500

Issuance of warrant	$16,498	$—

Note payable associated with bond investment	$2,800	$—

Accretion of preferred stock dividends	$1,066	$1,103

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2004

1.     Organization and Basis of Presentation

General

        The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, the "Company"). The Company is a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market. Historically, the Company has served this market through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both its originated accounts and its portfolio acquisitions. Because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third-party financial institution pursuant to which the financial institution issues general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance.

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2003 contained in the Company's Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

        The Company provides an irrevocable standby letter of credit agreement for $10.0 million to the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as restricted cash on the face of the consolidated balance sheet. Additionally, as of December 31, 2003, the restricted cash balance included a portion ($1.9 million) of the servicing fee associated with the Embarcadero Trust (see Note 5, "Embarcadero Acquisition") that was then contingent on the Company achieving certain milestones; these milestones were achieved, and the Company received these proceeds in January 2004.

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

        Under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold, as well as the fair value of the assets and cash proceeds received. The cash flows used to measure the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses and any required amortizing principal payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in servicing liability fair value are included as a component of the Company's income from retained interests in credit card receivables securitized, with actual servicing expenses being recorded into operations as incurred. Because quoted market prices are generally not available for the Company's servicing liabilities, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 6, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company's consolidated balance sheet. In accordance with Statement No. 140 and FASB interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), the Company does not consolidate any of the qualifying special purpose entities ("QSPEs") in its securitizations.

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

Loans Receivable, Net

        Loans receivable, net represent credit card receivables that the Company has not securitized. These receivables are derived principally from the Company's largely fee-based card offering to consumers at the lower end of the FICO scoring system and consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual and monthly fees. The activation fees are recognized over the estimated life of a customer (approximately one year). The annual fees are recognized over the year to which they apply. Loans receivable are presented net of unearned fees in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases." The allowance for uncollectible loans is provided for that portion of the loans receivable that management believes will not ultimately be collected based on historical experience. The components of loans receivable, net are as follows (in millions):

	Balance at December 31, 2003	Additions	Subtractions	Balance at March 31, 2004
Loans receivable, gross	$37.2	$21.9	$—	$59.1
Deferred revenue	(13.8)	(10.3)	7.2	(16.9)
Allowance for uncollectible loans	(7.1)	(9.1)	3.1	(13.1)

Loans receivable, net	$16.3	$2.5	$10.3	$29.1

        Reflected in interest income on the consolidated statement of operations is $6.0 million and $0 of interest (or finance charge) income and reflected in fees and other income is $16.4 million and $0 of fee income associated with these loans receivable for the three months ended March 31, 2004 and 2003, respectively. The weighted average remaining vesting period for the deferred revenue for this product at March 31, 2004 was 8 months.

Investment in Previously Charged Off Receivables

        In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate state licenses and meeting the applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this subsidiary, the Company now pursues, competitively bids for and acquires previously charged off credit card receivables. All of the Company's acquisitions of previously charged off credit card receivables thus far during 2004 and all but one of the acquisitions during 2003 have been from the securitization trusts underlying the Company's retained interests investments. The Company is continually evaluating acquisition opportunities, but only at appropriate pricing. Further, the sales of the receivables serviced by the Company are subject to a strict competitive bid process involving other potential third-party portfolio purchasers to ensure that all acquisitions have been at fair market prices; the Company has also participated with and under the same terms as other third-party purchasers to acquire some of its previously charged off receivables, thereby allowing the third-party purchasers to establish a market for the purchases.

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

        The Company will use the cost recovery method for each particular static pool until such time that its experience with that pool is sufficient to justify use of the PB 6 interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool's effective interest rate) based on criteria communicated to the Company during 2003 by the Staff of the SEC. The Company does not anticipate meeting these criteria for use of the interest method for any particular acquired pool for the foreseeable future.

        For the three months ended March 31, 2004, the following table shows a roll-forward of the Company's investment in previously charged off receivables activities (in thousands):

Unrecovered balance at December 31, 2003	$13,960
Acquisitions of defaulted accounts	13,708
Cash collections on all portfolios	(23,358)
Income recognized on defaulted accounts	13,956

Unrecovered balance at March 31, 2004	$18,266

Estimated remaining collections ("ERC")	$68,178

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 76% of the ERC over the next twelve months, with the balance to be collected thereafter.

Investment in Debt Securities and Notes Payable

        In addition to the CSG Trust bonds held by the Company and discussed in its Annual Report on Form 10-K for the year ended December 31, 2003, during the first quarter of 2004, the Company acquired $6.7 million in Class A and B bonds issued by the First Consumer Credit Card Master Business Trust in the open market for a total purchase price of approximately $5.6 million and has included this amount in investment in debt securities. The bonds earn interest at 1.40% and 2.19%, respectively. The Company financed the purchase of these bonds with $2.8 million in borrowed funds that accrue interest at 3.5%. These borrowed funds are included in notes payable along with borrowings associated with certain vendor-financed acquisitions of software and equipment. These bonds have been classified as trading securities.

        Applying the principles of Statement No. 115, the Company has classified all of its bonds purchased prior to its first quarter of 2004 purchase as held-to-maturity. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company's lack of a requirement for additional liquidity, management is of the opinion that held-to-maturity is the appropriate classification.

Warrant

        In connection with a new securitization facility that was entered into during the first quarter of 2004, the Company issued to the investor a warrant to acquire 2.4 million shares of the Company's common stock at a strike price of $22.45. The costs associated with this warrant were recorded within deferred costs, net, on the Company's consolidated balance sheet at fair value (approximately $16.5 million determined using the Black-Scholes model), and the initial deferred cost amount is being amortized as an additional component of expense over the two-year term of the securitization facility.

Stock Options

        The Company has three stock-based employee compensation plans—one of which is subject to shareholder approval in May 2004. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("Statement No. 123"), the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the three months ended March 31, 2004 and March 31, 2003, respectively.

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended March 31,
	2004	2003
	(In thousands)
Net income, as reported	$17,718	$29,487
Stock-based employee compensation expense determined under fair value basis, net of tax	(137)	(219)

Pro forma net income	$17,581	$29,268

Earnings per share:
Basic—as reported	$0.36	$0.60

Basic—pro forma	$0.36	$0.60

Diluted—as reported	$0.36	$0.60

Diluted—pro forma	$0.35	$0.60

        The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including the timing and number of awards. The following table summarizes the Black-Scholes value of the Company's outstanding stock options on a per share basis, as well as the key assumptions used in the Black-Scholes model.

	At March 31,
	2004	2003
Fair value per share	$8.95	$3.86
Dividend rate	0%	0%
Risk free rate	2.8%	2.8%
Expected volatility	42.8%	77.5%
Expected life of the options	5 years	5 years

Fees and Other Income

        Fees and other income consists of the following:

	For the three months ended March 31,
	2004	2003
Fees	$38,070	$19,392
Recoveries of previously charged off receivables	13,956	3,638
Ancillary product revenue	1,055	1,862
Interchange fees	3,183	3,112

Total	$56,264	$28,004

        Fees include annual membership, overlimit, returned check, cash advance transaction fees and other fees. Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual fees, are recognized as revenue when charged to the cardholder's account. Annual fees are amortized into revenue on a straight-line basis over the cardholder privilege period, which is twelve months. Direct receivables origination costs are amortized against fee income.

        The Company offers various fee-based products and services (ancillary products) to its customers, including memberships, insurance products and subscription services. When the Company markets its own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer's acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When the Company markets products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. The Company considers revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, the Company recognizes its commission as ancillary product revenue.

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

        In June 2003, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards entitled "Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of Statement No. 140" ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and, as such, is not yet authoritative. If the proposal is promulgated in its current form, it will amend and clarify Statement No. 140. Under the Exposure Draft, the renewal of certain commercial paper facilities underlying the Company's securitizations could cause the Company to have to record on its books the assets and liabilities related to the securitizations.

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

        During the three months ended March 31, 2004 and 2003, the Company received $0 and $19.6 million, respectively, in cash distributions from CSG. During the second quarter of 2003, and as expected at the time of CSG's acquisition of its interests in the CSG Trust, a principal balance trigger occurred, and hence an early amortization began. While CSG made distributions to the Company through June 2003, the occurrence of this trigger event caused CSG to cease its cash distributions to the Company, and it will not resume these distributions until approximately the middle of 2006. Accordingly, all significant income from the Company's equity-method investment will cease until distributions resume in 2006.

        The following represents condensed results of operations of CSG as of March 31, 2004 and December 31, 2003, respectively, and for the three-months ended March 31, 2004 and March 31, 2003, respectively (in thousands):

	As of March 31, 2004	As of December 31, 2003
Retained interests in credit card receivables securitized	$1	$1
Total assets	12,925	13,172
Total liabilities	199	18
Members' capital	12,726	13,154
	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Income from retained interests in credit card receivables securitized	$—	$29,854
Total other operating income	263	30,296
Net income	(429)	28,592

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

        The gross cash flows that were available to the Company through the securitization structure associated with the Fingerhut trust retained interests were $1.8 million and $86.3 million during the three months ended March 31, 2004 and 2003, respectively. From date of acquisition through the third quarter of 2003, the portion of expected cash flows that exceeded the cost of the purchased retained interests was amortized into income from retained interests in credit card receivables securitized using the effective interest method ($65.4 million pre-tax was amortized into income during the three months ended March 31, 2003). During the third quarter of 2003, a third party acquired the Company's retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new trust (the "Fingerhut Trust"), which owns a collateral security interest in the Original Fingerhut Trust. Subsequent to this third quarter 2003 transaction, the effective interest method is also being used to record income associated with the Company's retained interest in the new Fingerhut Trust; $1.8 million of such pre-tax income is reflected in income from retained interests in credit card receivables securitized during the three months ended March 31, 2004. For further discussion of this third quarter 2003 transaction and the Company's accounting for its investment in the Fingerhut retained interests, see Note 6, "Off Balance Sheet Arrangements."

5.     Embarcadero Acquisition

        On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero") for $26.5 million. Embarcadero was formed by an affiliate of Merrill Lynch and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust"), thereby resulting in securitization income of $31.4 million. (See Note 6, "Off Balance Sheet Arrangements," for further discussion.) Embarcadero retained the subordinated, certificated interest originally issued by the Embarcadero Trust until the initial conduit facility underlying the securitization was replaced in January 2004 with a new 10-year amortizing term facility; Embarcadero now owns the subordinated, certificated interest underlying the new 10-year amortizing term facility. The assets and liabilities of

Embarcadero, and its associated earnings from operations, are presented as part of the Company's consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate's portion of the operations. The minority interest on the statements of operations is not shown net of tax because Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

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

        In accordance with the above, substantially all of the Company's credit card receivables are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

        The table below summarizes the Company's securitization activity for the periods presented. It does not include any of the receivables managed by or the securitization facility of CSG, the Company's 50%-owned equity-method investee:

	For the three months ended March 31,
	2004	2003
	(In thousands)
Gross amount of receivables securitized at period end(1)	$2,017,592	$2,068,573
Proceeds from collections reinvested in revolving period securitizations	197,961	251,738
Excess cash flows received on retained interests	73,257	134,826
Income from retained interests in credit card receivables securitized	14,641	36,307

(1)
Excludes CSG receivables of $478 million (or $239 million attributable to the Company's 50% CSG ownership percentage) and $803 million (or $402 million attributable to the Company's 50% CSG ownership percentage) at March 31, 2004 and 2003, respectively, because such amounts are included in the Company's equity method investment and are therefore not reflected in the consolidated statement of operations or balance sheet items included herein.

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

        The Company's retained interests in credit card receivables securitized include the following:

	March 31, 2004	December 31, 2003
	(In thousands)
I/O strip	$81,971	$80,552
Accrued interest and fees	16,478	19,030
Servicing liability	(26,291)	(32,519)
Fair value of retained interests	466,043	471,898

Retained interests in credit card receivables securitized	$538,201	$538,961

        The I/O strip reflects the fair value of the Company's rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip increased during the first three months of 2004 principally due to the effects of the new Embarcadero 10-year amortizing term securitization facility completed in January 2004, combined with improved yield and lower charge offs, partially offset by a lower payment rates, experienced within the Embarcadero Trust. The decrease in accrued interest and fees corresponds with reductions in receivables balances within the portfolios underlying the Company's securitizations. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The servicing liability decrease experienced thus far in 2004 corresponds with reductions in receivables levels within the Company's originated portfolio. The fair value of retained interests includes those interests in Company-arranged securitizations, as well as the Company's purchased interests in securitizations. The fair value of retained interests decreased between December 31, 2003 and March 31, 2004, principally due to the currently liquidating nature of the Company's managed receivables portfolios, partially offset, however, by the improved performance of the portfolios' receivables in the first quarter of 2004.

        During the third quarter of 2003, a third party acquired the Company's retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new Fingerhut Trust, which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust. For accounting purposes, this transaction had no ramifications other than its effect on the timing of income recognition under the effective interest method of EITF 99-20 based on revised cash flow timing. As a result of this transaction, with the exception of servicing fees, the Company will receive only negligible further cash flows from the Fingerhut Trust until the holders of all senior notes issued by the Fingerhut Trust are repaid (currently estimated to be the third quarter of 2004). The remaining excess cash flows from the Fingerhut investment are currently estimated to be $127.4 million. Once the Fingherhut Trust senior note holders are repaid, the Company will again realize material income amounts associated with its Fingerhut investment. Because the Company is now receiving adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust, the Company no longer has the servicing liability associated with the Original Fingerhut Trust, but rather, a deferred gain associated with the exchange of the Fingerhut retained interests, which currently is being amortized into income using the EITF 99-20 effective interest method.

        Changes in any of the assumptions used to value the Company's retained interests could impact the fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company's retained interests in receivables the Company has securitized are presented below:

	March 31, 2004	December 31, 2003	March 31, 2003
Yield (annualized)	28.7%	29.5%	32.0%
Payment rate (monthly)	6.0	6.5	6.8
Expected credit loss rate (annualized)	13.3	15.0	18.4
Residual cash flows discount rate	22.5	22.5	22.5
Servicing liability discount rate	14.0	14.0	14.1

        At March 31, 2004, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized ($ in thousands):

Credit card Receivables
Yield (annualized)	28.7%
Impact on fair value of 5% adverse change	$(8,956)
Impact on fair value of 10% adverse change	$(17,912)
Payment rate (monthly)	6.0%
Impact on fair value of 5% adverse change	$(5,302)
Impact on fair value of 10% adverse change	$(12,122)
Expected credit loss rate (annualized)	13.3%
Impact on fair value of 5% adverse change	$(4,315)
Impact on fair value of 10% adverse change	$(8,630)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(2,006)
Impact on fair value of 10% adverse change	$(3,988)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(99)
Impact on fair value of 10% adverse change	$(198)

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

	March 31, 2003	December 31, 2002
	(In thousands)
Total managed principal balance	$1,817,182	$2,083,320
Total managed finance charge balance	273,462	257,578

Total managed receivables	$2,090,644	$2,340,898

Receivables delinquent—60 or more days	$218,243	$280,312

Net charge offs for the three months ended	$87,331	$90,446

7.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2004	2003
	(In thousands, except per share data)
Numerator:
Net income	$18,788	$30,595
Preferred stock dividends	(1,070)	(1,108)

Income attributable to common shareholders	$17,718	$29,487

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	51,726	50,827
Effect of dilutive stock options and warrants	955	144

Denominator for diluted earnings per share—adjusted weighted-average shares	52,681	50,971

Basic earnings per share	$0.36	$0.60

Diluted earnings per share	$0.36	$0.60

        The Company's preferred shares, plus dividends that have been accreted thereon, are convertible into approximately 4.8 million shares of common stock at $9.14 per share as of March 31, 2004. These 4.8 million shares of common stock have been included in the weighted average shares outstanding in the above computations. Excluded from the March 31, 2004 calculation are 2.4 million warrants and 0.2 million stock options as their effect is anti-dilutive.

8.     Commitments and Contingencies

        In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $2.2 billion and $2.3 billion at March 31, 2004 and December 31, 2003, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any one time.

        The Company is an equity member of CSG. (See Note 4, "Equity Method Investment in CSG, LLC.") During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2004, CSG would be obligated to purchase up to approximately $61.1 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of March 31, 2004, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at March 31, 2004 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of March 31, 2004, the maximum amount of the Company's guarantee was approximately $30.6 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $80.5 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $1.5 million as of March 31, 2004. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company's securitizations vary. As of March 31, 2004, the Company had a three-year term securitization facility that it completed in July 2001, a two-year variable funding securitization facility with renewal options and a one-year conduit securitization facility issued out of its originated portfolio master trust, a ten-year amortizing term securitization facility issued out of the Embarcadero Trust and a three-year amortizing term securitization issued out of the Fingerhut Trust.

        For each portfolio of credit card receivables securitized by the Company, there has never been an early amortization period. The Company has experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that the Company and CSG acquired in 2002—both of which were fully contemplated in connection with the Company's establishment of purchase prices for the respective acquisitions. In March 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company's equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to the Company in June 2003, although the Company expects that the CSG Trust will continue to provide adequate compensation to the Company in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to the Company in respect of the Company's investment in CSG Trust bonds.

        Finally, while the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts.

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

9.     Subsequent Event

        During the second quarter of 2004, the Company entered into an agreement to acquire a sub-prime lender for approximately $106 million including transaction costs. The acquisition is expected to close in the second quarter of 2004, but is subject to financing, due diligence and various other customary conditions precedent to closing. The Company anticipates financing this acquisition with 50% cash and 50% debt financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC") and other factors discussed in that section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and elsewhere in this report.

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

        We generally have financed our credit card origination activities through the securitization of the receivables underlying the accounts we originate and the portfolios that we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the "advance rate") that our securitization facilities provide against our originated credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. From the latter part of 2001 through the end of 2003, the advance rates that securitization lenders were willing to provide us were not adequate enough for us to earn the returns on equity that we demand for our shareholders. Accordingly, we did not originate a significant number of accounts during that time period.

        In January 2004, however, we completed a two-year securitization facility in connection with our originated portfolio master trust at advance rates that allow us to earn acceptable returns on equity from account originations to our traditional customer base. This facility provides for an initial one-year committed funding level of $1.25 billion, growth in that committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration in a manner that we expect will allow us to receive cash flows that will adequately cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust. Accordingly, we have begun to market our card offerings so that we can begin growing our traditional originated credit card business in 2004.

        During the intervening period between late 2001 through the end of 2003 while we were not originating significant numbers of accounts, we sought to diversify our product offerings. We initially focused on portfolio acquisition as a significant growth channel for our overall credit card receivables portfolio. Through this channel, we were able to obtain sufficient leverage against our discounted purchase prices to allow us to earn our desired returns on equity. We completed two significant acquisitions in 2002 and one in 2003. Further, we also decided to expand our business into the purchase and recovery of previously charged off receivables.

        Our portfolio acquisitions and our charged off receivables recovery operations have been very successful and have fit within our longstanding strategy of maximizing shareholder returns through high return business activities, while growing only to the extent that we have the liquidity in place to profitably do so. We believe that we have achieved our goals to date by maintaining flexibility and seeking opportunities where others might not, and we believe that these traits are essential for our continued success. Thus, our focus is on how we can efficiently deploy our risk modeling, underwriting, servicing and collection platform and expertise, irrespective of the particular vehicle through which we obtain the receivables to which we apply our skill set. Accordingly, we are looking for new applications of our abilities, and we believe that we can successfully extend our platform and expertise into other sub-prime asset classes and activities beyond credit card receivables. Throughout 2004 and beyond, our shareholders should expect us to evaluate and pursue other business activities and asset classes that are complementary to our historic sub-prime credit card business, including potential acquisitions of sub-prime lenders. As evidence of this, we began rolling out a stored-value or debit card initiative during the first quarter of 2004; through this initiative, we believe that we can nurture a platform for transactional and other fee income growth and for possible expansion into further lending opportunities to our debit card customer base. We also entered into an agreement in April of this year to acquire a complementary sub-prime lender in a transaction that we expect to complete either late in our second quarter or early during our third quarter of 2004.

        We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"). To the extent that we grow our overall portfolio of credit card receivables (either through origination, acquisition channels or other new channels) and then securitize these assets, we will have securitization income (loss), which may be material. (This occurred, for example, in the third quarter of 2003.) For further discussion of our historic results and the impact of securitization accounting on our results, see the "Results of Operations" and "Liquidity and Capital Resources" sections below, as well as our condensed consolidated financial statements and the notes thereto.

Results of Operations

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

        Our results of operations were as follows for the three months ended March 31, (in thousands except per share data):

	2004	2003
Net income	$18.8	$30.6
Net income attributable to common shareholders	$17.7	$29.5
Diluted income per share	$0.36	$0.60

        The decrease in our net income as compared to the first quarter of 2003 was principally due to:

  •
  the anticipated performance of our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction (only $1.8 million of Fingerhut pre-tax income from retained interests in credit card receivables securitized for 2004, compared with $65.4 million for 2003);

  •
  as anticipated at the date of purchase, a decline in income associated with our equity-method investment in CSG ($(0.2) million pre-tax loss for 2004, versus $14.3 million in pre-tax income for 2003); and

  •
  an anticipated $4.3 million pre-tax decline in credit card fees associated with the receivables within our originated portfolio master trust due to the decrease in the receivable balances.

        These negative effects were partially offset, however, by:

  •
  the improved performance of our retained interests in the originated portfolio master trust ($1.3 million of originated portfolio master trust pre-tax income from retained interests in credit card receivables securitized for 2004, versus a $30.0 million pre-tax loss for 2003);

  •
  the performance of our new largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system ($13.4 million of pre-tax income for 2004 with no corresponding income for 2003);

  •
  the performance of the acquired receivables in the Embarcadero Trust ($11.4 million Embarcadero pre-tax income from retained interests in credit card receivables and $5.6 million of pre-tax credit card fee income in 2004, both such amounts being offset by $6.3 million pre-tax Embarcadero minority interest in 2004, with no corresponding income amounts or minority interest offsets for 2003);

  •
  a decline in interest expense associated with our investment in CSG (no interest expense for 2004, versus $3.1 million of pre-tax interest expense for 2003); and

  •
  the performance of our operations in connection with our purchases of previously charged off credit card receivables ($5.2 million pre-tax income for 2004, versus $(1.3) million pre-tax (loss) for 2003).

        Our 2004 results were also reduced by the additional costs to service the Embarcadero portfolio; however, these were more than offset by the income generated by this portfolio as noted above.

Net Interest Expense After Provision for Loan Losses

        Net interest expense after provision for loan losses represents interest income earned on cash, cash equivalents and investments and finance charges and late fees earned on any loans receivable that we have not securitized, less interest expense and a provision for loan losses. Exclusive of our provision for loan losses we had net interest income of $7.6 million for the three months ended March 31, 2004 versus net interest expense of $2.1 million for the three months ended March 31, 2003. The factors accounting for this shift to net interest income exclusive of the provision for loan losses in 2004 from net interest expense in 2003 include:

  •
  growth during the latter quarters of 2003 in our credit card receivables associated with our principally fee-based credit card product offering to consumers at the lower end of the FICO scoring system, none of which we have securitized;

  •
  interest income that we have received in 2004 on our subordinated, certificated interest in the Embarcadero Trust; and

  •
  the suspension of interest expense payments associated with debt that we undertook in 2002 to acquire our interest in CSG, such suspension occurring in connection with the early amortization trigger experienced on the CSG Trust securitization facility during the second quarter of 2003 (as discussed in further detail in the "Liquidity, Funding, and Capital Resources" section of our Annual Report on Form 10-K for the year ended December 31, 2003).

        As we continue to grow our principally fee-based credit card offering to consumers at the lower end of the FICO scoring system, and assuming that we do not securitize the credit card loans receivable underlying this product offering, we expect to see continued growth in our interest income.

        Our $9.1 million provision for loan losses in 2004 relates to those non-securitized receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and is provided to cover aggregate loss exposures on (1) principal loans receivable balances, (2) finance charges and late fees receivables underlying income amounts included within our interest income category, and (3) fees receivable underlying fee income included within our fees and other income category. Prior to the third quarter of 2003, all of our receivables were securitized in off-balance sheet qualifying securitizations.

Income from Retained Interests in Credit Card Receivables Securitized

        See Note 6, "Off Balance Sheet Arrangements," to our condensed consolidated financial statements for a description of our securitizations.

        Income (loss) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as follows:

	Three Months Ended March 31,
	2004	2003
Income (loss) from retained interests in credit card receivables securitized (in millions):
Originated portfolio	$1.3	$(30.0)
Purchased portfolio(1)	13.3	66.3

Total	$14.6	$36.3

(1)
This amount includes approximately $1.8 million in 2004 related to the Fingerhut Trust and $65.4 million in 2003 related to the Original Fingerhut Trust (as discussed below). It also includes $11.4 million for 2004 related to the Embarcadero Trust.

        The expected decrease in total income from retained interests in credit card receivables securitized is attributable to the performance of our acquired Fingerhut retained interests (only $1.8 million of Fingerhut pre-tax income from retained interests in credit card receivables securitized for 2004, compared with $65.4 million for 2003), offset, however, by:

  •
  the performance of our retained interests in the Embarcadero Trust, the receivables underlying which we acquired during the third quarter of 2003 ($11.4 million in 2004); and

  •
  improved performance of our retained interests in the originated portfolio master trust associated with (1) improved collection efforts with respect to the receivables underlying the trust, (2) an improvement in the economy, and (3) an acceleration of a portion of our "cash-out method" cash flows within our Statement No. 140 discounting model, such acceleration being associated with the higher advance rates that we have been able to achieve on the new 2-year variable funding securitization facility that we completed in January 2004.

        For discussion of a third quarter 2003 Fingerhut retained interests exchange and our accounting for our investment in the Fingerhut retained interests, see Note 6, "Off Balance Sheet Arrangements," to our condensed consolidated financial statements. While cash flows within the Fingerhut Trust are being used, as they currently are, to repay the outstanding securitization facility underlying the trust, we do not expect to receive any material income associated with the Fingerhut Trust. Once the debt is repaid, however, which we expect will occur during the third quarter of 2004, we anticipate the resumption of cash flows to us, which will cause us to again recognize material income associated with the Fingerhut investment. We currently estimate that we will receive $127.4 million in future cash flows associated with the Fingerhut investment.

Equity Method Investment in CSG

        Under the equity method of accounting for our CSG investment, we recorded approximately $(0.2) million of pretax loss and $14.3 million of pretax income during the three months ended March 31, 2004 and 2003, respectively. This change relates to the principal balance trigger that occurred, and hence, the early amortization that began during the second quarter of 2003 for the securitization facility underlying the CSG Trust, the retained interest in which was the principal income earning asset of CSG during the first quarter of 2003. While we received distributions from CSG through June 2003, the occurrence of the trigger event has caused CSG to cease its cash distributions to us, and distributions will not resume until approximately the middle of 2006. Accordingly, all significant income from our equity-method investment will cease until the distributions resume. The occurrence of this trigger event should not impact, however, our expected future cash flows associated with our servicing of the CSG Trust receivables or our investment in CSG Trust notes.

Servicing Income and Fees and Other Income

        The remaining components of our other operating income (i.e., beyond the income from retained interests in credit card receivables securitized and equity in income of equity-method investee items discussed above) are as follows:

	Three months ended Mar. 31,
	2004	2003
	(In thousands)
Servicing income	$25,298	$27,666

Fees and other income	$56,264	$28,004

        Our servicing income is typically based on negotiated servicing rates applied to the principal balances of the receivables that we manage on behalf of our securitization trusts. Fundamentally, the decline in servicing income between 2003 and 2004 results from reductions in managed receivables balances underlying the CSG and Fingerhut trusts, partially offset, however, by our management of additional receivables balances associated with our third quarter 2003 Embarcadero Trust securitization transaction.

        Unless we acquire additional receivables portfolios and securitize them or acquire additional retained interests in existing securitization structures, our servicing income should gradually decline during the remainder of 2004 as we liquidate the receivables underlying the Fingerhut CSG and Embarcadero trusts. We do not anticipate that servicing income associated with our planned growth of receivables in the originated portfolio master trust will be sufficient to fully offset the servicing income reductions that we anticipate associated with these other trusts.

        Fees and other income have risen in 2004 due to: (1) the performance of our new largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system ($16.4 million of fees in 2004 with no corresponding fees in 2003); and (2) the performance of our purchase and recovery of previously charged off receivables operations ($14.0 million income in 2004 versus $3.6 million in 2003). These fees and other income increases were partially offset, however, by relative reductions in managed credit card receivables levels between 2003 and 2004.

Other Operating Expense

        Other operating expense consists of the following for the periods indicated:

	Three months ended Mar. 31,
	2004	2003
	(In thousands)
Salaries and benefits	$6,245	$4,341
Credit card servicing	32,267	38,047
Marketing and solicitation	5,699	1,587
Depreciation	3,993	3,865
Other	9,915	8,539

Total other operating expense	$58,119	$56,379

        The slight increase in other operating expense for the three months ended March 31, 2004 versus the same period for 2003 reflects investments (e.g., salaries and benefits associated with new hiring, capital expenditures resulting in greater depreciation levels and marketing and solicitation) that we are making to renew growth in the receivables underlying our originated master trust and to diversify into other complementary products and services (like our new stored value or debit card offering) that we can market to our sub-prime customer base. Notwithstanding the higher expense levels associated with these efforts, we have realized reductions in credit card servicing expenses, which have declined along with the expected decline in our managed credit card receivables between the first quarter of 2003 and the first quarter of 2004. While our credit card servicing costs have been trending down in recent months along with the decline in our managed receivables, this downward trend is also reflective of our renegotiation of certain outsourced rates, our utilization of greater outsourcing opportunities due to reduced rates and lower overall delinquencies.

        As we see the results of our renewed marketing efforts to grow the number of accounts and the associated receivables levels within the originated portfolio master trust, we anticipate that the current downward trends in monthly credit card servicing costs will eventually reverse as growth in the receivables underlying the originated portfolio master trust outstrips the reductions in receivables levels within the Embarcadero, CSG and Fingerhut trusts. As we continue to aggressively market our largely fee-based product offering to consumers at the lower end of the FICO scoring system and our traditional credit card offering within our originated portfolio master trust, we expect a continued trend of heightened marketing and solicitation costs throughout 2004.

        The other expense category above includes professional fees, net occupancy costs, ancillary product expense, fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. These expenses have generally increased incrementally because we are adding infrastructure to support our growth and diversification into other sub-prime products and services complementary to our traditional credit card activities. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards, including identity theft and purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.03% of our average managed receivables in any given year.

Minority Interest

        The 37.5% ownership interest of the Merrill Lynch affiliate in Embarcadero is reflected as a minority interest in the operating results. The $6.3 million recorded in 2004 reflects Merrill Lynch's portion of the Embarcadero results of operations. Prior to the third quarter of 2003, we did not have any minority interest.

Income Taxes

        Our effective tax rate was 37.5% for 2004 and 36.0% for 2003. The increase was due to certain of our operations now being subject to various state income taxes, as well as an increase in our non-deductible expenses.

Selected Credit Card Data

        As noted above, our securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

        Various references within this report are to the managed credit card receivables underlying our off balance sheet securitization facilities. Performance metrics and data based on these managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the portfolios of receivables underlying our securitization facilities. Indeed, management allocates our resources and manages our business using financial data and results prepared on a so-called "managed basis." It is also important to analysts, investors and others that we provide selected metrics and data on a managed basis because this allows a comparison of CompuCredit to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed credit card receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in our securitization facilities.

        Managed receivables data assumes that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and presents the net credit losses and delinquent balances on the receivables as if we had still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires recognition that substantially all of our credit card receivables had been sold in securitization transactions as of March 31, 2004 (i.e., all but $59.1 million of our originated credit card receivables as of March 31, 2004); this reconciliation requires the removal of all but $59.1 million of the managed receivables data from our books and records to yield only the $59.1 million of originated credit card receivables and associated statistics under GAAP, coupled with the recording under GAAP of our retained interests in various securitization structures.

        The information in the following tables is presented to reflect the credit card receivables, or portions thereof, in which we have an economic interest—that is, the receivables underlying our interest in Company-arranged securitizations (e.g., 100% of the credit card receivables of the originated portfolio master trust and 62.5% of the credit card receivables underlying the Embarcadero Trust, which reflects our ownership percentage in Embarcadero), the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002), 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG) and the $59.1 million of originated receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system which have not been securitized—together, our "managed receivables" as discussed above. For example, we have included 50% of the managed receivables underlying the CSG Trust because we have a 50% economic interest in CSG, which owns the retained interest in the CSG Trust. CSG's cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income (other than with respect to our servicing fee, which we earn with respect to 100% of the receivables underlying the CSG Trust) are dependent upon 50% of the managed receivables.

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

        The period-end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in sellers' hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Also, because acquisition prices for previously charged off credit card receivables range from less than a penny to just a few pennies to the dollar of face amount of the receivables, we exclude from the period-end and average managed receivables data the face amount of the previously charged off credit card receivables that our subsidiary, Jefferson Capital, acquires. The recovery income from Jefferson Capital's recovery operations (like that of our excluded late-delinquency-stage receivables at acquisition) has been included within the numerator of the other income ratio computation. Likewise, the costs associated with pursuing these recoveries are included within the numerator of the operating ratio computation. For a more detailed discussion of the rationale for both of these exclusions from our managed receivables data, see the "Selected Credit Card Data" section within Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

	As of and for the three months ended
	2004	2003				2002
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(In thousands; percentages annualized)
Period-end managed receivables	$2,090,644	$2,340,898	$2,518,822	$2,242,542	$2,470,041	$2,795,888	$3,028,500	$2,260,442
Period-end managed accounts	2,276	2,416	2,637	2,707	3,169	3,562	4,070	2,285
Average managed receivables	$2,219,537	$2,419,674	$2,469,194	$2,359,513	$2,636,728	$2,912,482	$3,090,254	$1,945,024
Net interest margin	17.5%	20.2%	20.9%	16.4%	15.5%	17.1%	21.4%	13.1%
Other income ratio	11.3%	9.3%	8.8%	9.3%	8.2%	6.0%	6.2%	7.4%
Operating ratio	10.0%	8.4%	8.8%	8.5%	8.4%	8.3%	8.0%	7.6%

        The following are definitions related to the table above:

  •
  Net interest margin represents an annualized fraction, the numerator of which includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases (discussed below), less interest expense as well as accrued finance charge and fee charge offs, and the denominator of which is average managed receivables;

  •
  Other income ratio represents an annualized fraction, the numerator of which includes other credit card fees billed, such as over-limit fees, cash advance fees, maintenance fees, miscellaneous fees, interchange income, ancillary product income, and recoveries of acquired defaulted receivables, and the denominator of which is average managed receivables; and

  •
  Operating ratio represents an annualized fraction, the numerator of which includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust and the Embarcadero Trust, other than marketing and solicitation and ancillary product expenses, and the denominator of which is average managed receivables.

        Our net interest margins are influenced by a number of factors, including (1) the level of accrued finance charges and late fees billed, (2) the weighted average cost of funds within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our accrued finance charge and fee charge offs. Factors contributing to the expected decline in the net interest margin during the first quarter of 2004 as compared to the fourth quarter of 2003 included:

  •
  lower accrued finance charges and late fees on the managed receivables within each of our portfolios, due in part to significantly improved delinquency trends for the receivables which tend to diminish late fee charges; and

  •
  higher finance charge and fee charge offs, corresponding principally with the expected seasoning of the acquired receivables that we securitized into the Embarcadero Trust during the third quarter of 2003, which is to say that the accounts that were not excluded at the time of acquisition have now aged into later delinquency buckets and have begun to charge off. (For further details underlying this phenomenon, we refer readers to our Annual Report on Form 10-K for the year ended December 31, 2003.)

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

        Now that the Embarcadero acquisition has seasoned during its immediate post-acquisition period, we anticipate greater stability in our net interest margin during the remainder of 2004, with perhaps some improvements based on repricing and the effects of expected account additions within the originated portfolio master trust.

        The other income ratio increased during the first quarter of 2004 relative to the fourth quarter of 2004 due to:

  •
  higher fee income associated with our credit card product offering to consumers at the lower end of the FICO scoring system;

  •
  new fees associated with our debit card product offering which we rolled out during the first quarter of 2004; and

  •
  higher income from our previously charged off credit card receivable recovery operations.

        This increase was partially offset, however, by:

  •
  a decrease in ancillary product revenue given that we have not yet begun to see the positive effects on ancillary product revenue of our renewed growth in accounts and receivables underlying the originated portfolio master trust; and

  •
  lower fees (principally overlimit and interchange) from our managed receivables within the originated portfolio master trust and the CSG Trust.

        We also saw a higher operating ratio in the first quarter of 2004 based on the investments we are making in pursuing other complementary sub-prime financial service-related activities and products. With our planned growth in receivables within the originated portfolio master trust and our planned expansion into other complementary sub-prime financial service-related activities and products during the remainder of 2004 and beyond, we expect increases in both our other income ratio and our operating ratio. These respective ratios should rise as our focus on these other complementary products and activities (e.g., our stored value or debit card offering) is not expected to produce a corresponding increase in our average managed receivables denominator used in these ratio calculations. Finally, with new account additions, we should see an increase in ancillary product revenues as a component of our other income ratio.

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

        Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts. See also our discussion of collection strategies under the heading "How Do We Collect From Our Customers?" in Item I of our Annual Report on Form 10-K for the year ended December 31, 2003.

        The discussion below focuses on the change in our delinquency and charge off data as of and for the three months ended March 31, 2004.

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

        The account management strategies that we use on our portfolio are intended to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. Examples of management strategies include conservative credit line management, purging of inactive accounts and collection strategies (described under the heading "How Do We Collect From Our Customers?" in Item I of our Annual Report on Form 10-K for the year ended December 31, 2003) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

        The following table presents the delinquency trends of our credit card receivables on a managed receivables portfolio basis:

	As of
	2004	2003				2002
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(% of Total)
Receivables delinquent:
30 to 59 days past due	$71,108	$104,380	$118,300	$111,452	$99,723	$155,615	$155,897	$104,337
60 to 89 days past due	58,188	79,347	87,205	74,330	80,234	105,966	120,868	67,154
90 or more days past due	160,055	200,965	187,526	162,463	247,903	282,685	252,800	136,501

Total 30 or more days past due	$289,351	$384,692	$393,031	$348,245	$427,860	$544,266	$529,565	$307,992

Total 60 or more days past due	$218,243	$280,312	$274,731	$236,793	$328,137	$388,651	$373,668	$203,655

Receivables delinquent as % of period-end receivables:
30 to 59 days past due	3.4%	4.5%	4.7%	5.0%	3.9%	5.6%	5.1%	4.6%
60 to 89 days past due	2.8	3.4	3.5	3.3	3.3	3.8	4.0	3.0
90 or more days past due	7.7	8.6	7.4	7.2	10.0	10.1	8.3	6.0

Total 30 or more days past due	13.9%	16.5%	15.6%	15.5%	17.2%	19.5%	17.4%	13.6%

Total 60 or more days past due	10.5%	12.0%	10.9%	10.5%	13.3%	13.9%	12.3%	9.0%

        Our 30, 60 and 90 or more days past due delinquency rates have all decreased from December 31, 2003 due to (1) the results of our improved collection strategies including our ability to implement such techniques in a timely manner; (2) general improvement in the economy; and (3) seasonal trends under which we typically experience higher payments, and hence lower delinquencies, during the first quarter of each year relative to other quarters of the year. While delinquencies in the first quarter of each year have typically benefited from seasonality patterns, we believe that we are seeing absolute quality improvements in each of the portfolios that go beyond our typical seasonal delinquency improvements.

        Charge offs.    For the following table, these definitions apply:

  •
  Gross yield ratio represents billed finance charges and late fees as a percentage of average managed receivables;

  •
  Combined gross charge offs represent the aggregate amounts of accrued finance charge, fee, and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current period recoveries;

  •
  Net charge offs include only the principal amount of losses, net of recoveries (and they exclude accrued finance charges and fee charge offs, which are charged against the related income at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses); and

  •
  Adjusted charge offs apply a discount related to the credit quality of acquired portfolios to offset a portion of actual net charge offs. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices relates to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the expected future principal cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.)

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

        The following table presents the charge off data for all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted for minority interest in the case of the Embarcadero managed receivables so as to include only our 62.5% share), our 50% share of the managed receivables of CSG, our equity-method investee, and the $59.1 million face amount of originated receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system, which have not been securitized.

	2004	2003				2002
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Gross yield ratio	30.3%	31.3%	32.1%	33.0%	33.5%	34.0%	32.4%	29.9%
Combined gross charge offs	$167,069	$169,482	$161,746	$206,451	$240,336	$248,919	$182,964	$143,840
Net charge offs	$87,331	$90,446	$95,629	$123,062	$133,666	$123,877	$71,621	$72,979
Adjusted charge offs	$45,294	$47,304	$54,798	$64,744	$67,180	$67,193	$64,080	$72,979
Combined gross charge off ratio	30.1%	28.0%	26.2%	35.0%	36.5%	34.2%	23.7%	29.6%
Net charge off ratio	15.7%	15.0%	15.5%	20.9%	20.3%	17.0%	9.3%	15.0%
Adjusted charge off ratio	8.2%	7.8%	8.9%	11.0%	10.2%	9.2%	8.3%	15.0%

        The principal factor contributing to the lower gross yield ratio experienced during the first quarter of 2004 is our improved across-the-board delinquency rates within each of our managed receivables portfolios. Lower delinquencies have translated directly into lower late fee billings.

        While the aggregate dollar values of charge offs have decreased in the three months ended March 31, 2004, the respective charge-off ratios have increased. This phenomenon was expected for two principal reasons. First, 90-day plus delinquency rates (from the table under the "Delinquencies" heading above) coming into the first quarter of 2004 were higher than they were coming into the fourth quarter of 2003. Second, we continued to see the post-acquisition effects of Embarcadero charge off normalization on our charge off levels. (While not warranted here, a much more exhaustive discussion of post-acquisition charge off normalization, in general and as specifically related to the Embarcadero transaction, can be found under the "Charge offs" sub-heading within the "Selected Credit Card Data" section of Managements Discussion and Analysis of Financial Condition and Results of Operations within the Annual Report on Form 10-K for the year ended December 31, 2003.)

Liquidity, Funding and Capital Resources

        At March 31, 2004, we had approximately $69.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During the first quarter of 2004, we used $18.2 million in cash flow for operations, compared to generating $31.4 million in cash flow from operations during the first quarter of 2003. The $49.6 million decrease is due primarily to (1) our higher first quarter 2004 payment on our federal income tax liability, and (2) costs associated with our new 2-year variable funding securitization facility within the originated portfolio master trust, as well as the new 10-year amortizing term securitization facility within the Embarcadero Trust.

  •
  During the first quarter of 2004, we used $24.5 million of cash in investing activities, compared to our use of approximately $37.7 million of cash in investing activities during the first quarter of 2003. The $13.2 million decrease is due primarily to our reduced net use of collections received from cardholders in meeting collateral, principal amortization and principal funding account deposit requirements in the first quarter of 2004 relative to the first quarter of 2003.

  •
  During the first quarter of 2004, we generated $1.5 million in cash from financing, compared to utilizing $0.3 million in cash in financing activities during the first quarter of 2003. The $1.8 million increase in generation is due primarily to (1) employee exercises of stock options and (2) capital contributions from our minority interest partner to Embarcadero.

        The reduction in our March 31, 2004 unrestricted cash balance relative to the $100-plus million unrestricted cash balances experienced at recent prior quarter ends reflects our focus in 2004 on reducing the levels of our draws against our available variable funding and conduit facilities within our originated portfolio master trust so as to minimize the costs of funds that flow through to affect our income from retained interests in credit card receivables securitized. Rather than incurring costs on funds that are not currently needed to fund investments or operations, we will focus in 2004 on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs. Given the completion of our new $1.25 billion 2-year variable funding facility in January of this year, we are confident in our ability to draw additional cash from this facility to meet our liquidity needs as they arise during 2004. As of March 31, 2004, we had the ability to draw approximately $140 million of additional cash against this new variable funding securitization facility.

        For more on our uses of cash, see the "Liquidity, Funding, and Capital Resources" section of our Annual Report on Form 10-K for the year ended December 31, 2003.

        On August 1, 2003, we purchased a 62.5% interest in Embarcadero for $26.5 million in cash. As noted previously, Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to the Embarcadero Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. Under the terms of a new 10-year amortizing term securitization facility issued out of the Embarcadero Trust in January 2004, we expect to begin receiving cash in addition to the servicing income from this investment during the second quarter of 2004.

        As noted above, during the first quarter of 2004, we completed a two-year securitization facility with Merrill Lynch that was issued out of the originated portfolio master trust. This securitization facility provides for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that in management's opinion is sufficient to allow us to begin to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. In connection with this new securitization facility, we issued to the investor a warrant to acquire up to 2.4 million shares of our common stock at a strike price of $22.45.

        During 2004, we have looked at, and will continue to look at, various opportunities to expand our sub-prime offerings via both new organic growth initiatives (like our stored value or debit card initiative) and acquisition. During the second quarter of 2004, we entered into an agreement to acquire a sub-prime lender for approximately $106 million including transaction costs. The acquisition is expected to be completed late in the second quarter or early in the third quarter of 2004, but is subject to financing, due diligence and various other customary conditions precedent to closing. We anticipate financing this acquisition with an approximate 50%/50% mix of cash and debt financing.

        Another potential 2004 use of cash may arise in connection with our Series A and B preferred stock issuances. To date, we have paid the dividends on our Series A and B preferred stock in additional shares of preferred stock. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three month period, then the holders of the preferred stock can require us to pay the Series A and B preferred stock dividends in cash. If this occurs, it will require approximately $1.1 million in cash per quarter.

        During the third quarter of 2002, our Board of Directors authorized a program under which we are authorized to repurchase up to 5 million shares (approximately 11 percent of the outstanding shares) of our outstanding common stock. We have not repurchased any shares since the first quarter of 2003 and, to date, we have purchased 872,900 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

        During the remainder of 2004, we will continue our expansion into complementary product and service offerings to our sub-prime consumer market, both through organic growth and through acquisition as we have stated above. While we anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund potential acquisitions during 2004, and while these acquisitions may require the use of material amounts of cash or may require us to incur material acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2004.

Securitization Facilities

        Our most significant source of liquidity is the securitization of credit card receivables. As of March 31, 2004, we had total securitization facilities of $2.8 billion and had used approximately $1.5 billion of these facilities. The weighted-average borrowing rate on these facilities at March 31, 2004 was approximately 2.75%. The maturity terms of our securitizations vary.

        For more on our securitization facilities and practices, see the "Securitization Facilities" section of our Annual Report on Form 10-K for the year ended December 31, 2003 and Note 6, "Off Balance Sheet Arrangements," to our condensed consolidated financial statements included herein.

        In the table below, we have noted the securitization facilities, including a structurally subordinate facility, (along with their maturity dates) with respect to which our managed credit card receivables served as collateral as of March 31, 2004. Following the table are further details concerning each of the facilities.

Maturity date	Facility limit(1)
(Dollars in millions)
July 2004(2)	$432.5
August 2004(3)	9.0
September 2004(4)	734.7
January 2006(5)	1,250.0
January 2014(6)	400.9

Total	$2,827.1

(1)
Excludes securitization facilities related to receivables managed by CSG because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the consolidated statement of operations or consolidated balance sheet items included herein.

(2)
Represents the expected principal payment date for $432.5 million of a $441.5 million three-year term facility. With respect to the $441.5 million three-year term facility, in October 2003, we began accumulating payments to redeem $432.5 million of notes in July 2004. In October 2003, we began to fund a principal funding account, the monthly deposits into which we are able to draw against at defined advance rates pursuant to an underlying structurally subordinate (or "paired" series) facility. From the date of its issuance through March 31, 2004, we have drawn $152.0 million from this structurally subordinate facility (the "Paired Series").

(3)
Represents the expected principal payment date for the remaining $9 million of the $441.5 million three-year term facility described in (2) above.

(4)
Represents the expected final principal payment date for the $61.2 million currently outstanding under an amortizing 2003-1 Series issued out of the Fingerhut Trust, the end of the revolving period for a $306 million conduit facility (the "September 2004 Facility") and the maturity date for the $367.5 million Paired Series discussed in (2) above. With respect to the Fingerhut 2003-1 Series, all current monthly collections go towards the paydown of this $61.2 million amount, and we will not receive any significant cash flows from the Fingerhut Trust other than for servicing until the third quarter of 2004.

(5)
Represents the initial one-year committed funding level of $1.25 billion. The committed funding level will grow to $1.5 billion in the second year (subject to certain conditions precedent). The facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration. We have the ability to draw down amounts under the $1.25 billion revolving period facility, to allow us, at investor request or direction, to repay at any time any amounts outstanding under the September 2004 Facility or the Paired Series.

(6)
Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

        For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that we acquired in 2002 and that CSG acquired in 2002—both of which were contemplated in connection with our establishment of purchase prices for the respective acquisitions. In March 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. This early amortization event was made irrelevant, however, by the Fingerhut retained interests exchange during the third quarter of 2003, which resulted in $27.3 million of net proceeds to us during this quarter as well as an increase in our ongoing servicing compensation to an adequate level; see Note 6, "Off Balance Sheet Arrangements," to our condensed consolidated financial statements for further details. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held.

        Finally, while we have never triggered an early amortization within any of the series underlying our originated portfolio master trust securitization and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within this trust, particularly until we begin to see growth in receivables levels within the trust. Just as the denominator effect associated with shrinking the receivables levels within our originated portfolio master trust has tended to cause certain increases in charge off ratios even while the absolute dollar amount of charge offs has remained flat or even declined, this same effect could trigger some of our early amortization triggers for the outstanding series within the originated portfolio master trust. Early amortization for any of the originated portfolio master trust securitization series would have adverse effects on our liquidity, certainly during the early amortization period and potentially beyond repayment of any such series because potential investors could tend to shy away from future CompuCredit-backed issuances.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no new material commitments entered into since that report other than:

  •
  In January 2004, as discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2003, we completed a two-year securitization facility with Merrill Lynch that was issued out of the originated portfolio master trust and a new Embarcadero ten-year amortizing term facility; and

  •
  During the second quarter of 2004, we entered into an agreement to acquire a sub-prime lender for approximately $106 million including transaction costs. The acquisition is expected to be completed late in the second quarter or early in the third quarter of 2004, but is subject to financing, due diligence and various other customary conditions precedent to closing. We anticipate financing this acquisition with an approximate 50%-50% mix of cash and debt financing.

Commitments and Contingencies

        We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur ("contingent commitments"). We do not currently expect that these contingent commitments will result in any amounts being paid by us. See Note 8, "Commitments and Contingencies," to our condensed consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

        See Note 2, "Significant Accounting Policies," to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2003, we discuss the two areas, valuation of retained interests and non-consolidation of qualifying special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 6, "Off Balance Sheet Arrangements" to the condensed financial statements included in this report, we updated a portion of our sensitivity analysis with respect to valuations.

Related Party Transactions

        During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three months ended March 31, 2004 for the sublease was approximately $0.1 million. Additionally, entities owned by Frank J. Hanna, Jr. provide certain collection services to us and rent to us a plane for business usage at market rates for which we paid approximately $0.2 million and $0.2 million, respectively, during the three months ended March 31, 2004.

        See Note 2, "Significant Accounting Policies," for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by us.

Forward-Looking Information

        All statements in this quarterly report concerning our operating, earnings and liquidity expectations for 2004 and all other statements regarding our future performance (including those using words such as "believe," "estimate," "project," "anticipate, or "predict") are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003:

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

          (3)   Our financial performance is, in part, a function of the aggregate amount of credit card receivables that we have outstanding. In turn, this is a function of many factors including interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above and the success of our marketing efforts. To the extent that we have over-estimated the size or growth of our credit card receivables, in all likelihood we have over-estimated our future performance.

          (4)   Our operating expenses and our ability to effectively service our credit card accounts is dependent on our ability to estimate the future size and general growth rate of the portfolio. One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments are to compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow slower than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income. We generally have sufficient office space, customer service representatives, collectors and computer capacity to accommodate expected growth. However, we are dependent on labor markets to supply qualified employees at appropriate compensation when needed. To the extent that growth occurs unexpectedly, or the labor markets are tight at that time, we may encounter difficulties in accommodating that growth effectively.

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

        We incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying managed assets are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate and commercial paper rates, on the one hand, and LIBOR, on the other hand. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk. We incur gap risk because the debt underlying our securitization trust facilities reprices monthly; whereas, our receivables do not adjust unless we specifically adjust them with appropriate notification. This gap risk, however, is relatively minor as we can reprice the substantial majority of our receivables very quickly in response to a rate change.

        As to the issue of market risk, we attempt to minimize the impact of interest rate fluctuations on net income by regularly evaluating the risk inherent within our asset and liability structure, especially our off balance sheet assets (such as securitized receivables) and their corresponding liabilities. The impact of interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates (including such changes that are caused by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities) and the general timing of all other cash flows. To manage our direct risk to interest rates, management actively monitors interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flows primarily by matching asset and liability repricings. There can be no assurance, however, that we will be successful in our attempts to manage such risks.

        At March 31, 2004, a substantial portion of our managed credit card receivables, including those related to our investment in the CSG Trust, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.0% at March 31, 2004), subject to interest rate floors. At March 31, 2004, approximately $0.9 billion of our total managed receivables were priced at their floor rate, and $0.2 billion of these receivables were closed and therefore ineligible to be repriced. The remaining $0.7 billion of these receivables that were priced at their floor rate at March 31, 2004 represented market interest rate risk to us to the extent that the floor rate is in excess of the rate that would exist for the receivables if no floor rate were in effect. In April 2004, we embarked on an effort to reprice the $0.7 billion of open accounts eligible for repricing to mitigate the market risk associated with the above pricing gap. While we believe that most of our cardholder relationships will continue despite our repricing efforts, not all of the cardholders to whom we corresponded are expected to maintain their open account relationships with us. Because we have not yet quantified the balances of our receivables to which our April 2004 repricing efforts were effective, we calculate herein the maximum interest rate exposure associated with the $0.7 billion of open accounts at issue as of March 31, 2004. Assuming that we were not successful in repricing any of these receivables, a 10% increase in commercial paper rates or LIBOR would have an approximate $3.2 million after-tax negative impact on our annual cash flows.

        We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

          (a)   Disclosure controls and procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at meeting their objectives.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

*
Confidential treatment has been requested with respect to portions of this exhibit.

(b)
Reports on Form 8-K

        During the quarter ended March 31, 2004, we filed five current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
January 15, 2004	7 and 12	None
February 17, 2004	7 and 12	None
February 18, 2004	7 and 12	None
February 25, 2004	7 and 12	None
March 15, 2004	7 and 12	None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2004	CompuCredit Corporation

	By	/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III Chief Financial Officer (duly authorized officer and principal financial officer)

QuickLinks

COMPUCREDIT CORPORATION FORM 10-Q
TABLE OF CONTENTS
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
CompuCredit Corporation and Subsidiaries Consolidated Statement of Shareholders' Equity (Unaudited) For the Three Months Ended March 31, 2004
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
CompuCredit Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) March 31, 2004
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES