Form 10-Q
period 2004-06-30
COMPUCREDIT CORP
filed 2004-08-03
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For The Quarterly Period Ended June 30, 2004

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

As of July 31, 2004, there were 45,941,009 outstanding shares of CompuCredit’s Common Stock, no par value (the “Common Stock”).

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
June 30, 2004

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$49,556	$110,605
Restricted cash	10,154	11,921
Retained interests in credit card receivables securitized	491,528	538,961
Amounts due from securitization	16,790	4,199
Loans and fees receivable, net	61,341	16,271
Deferred costs, net	35,971	7,750
Software, furniture, fixtures and equipment, net	25,790	24,307
Investment in equity-method investee	6,140	6,577
Investments in previously charged off receivables	16,691	13,960
Investments in debt securities	19,694	15,007
Intangibles	6,437	—
Goodwill	83,133	—
Prepaid expenses and other assets	18,644	11,797
Total assets	$841,869	$761,355
Liabilities
Accounts payable and accrued expenses	$32,312	$26,436
Notes payable	56,898	1,945
Deferred revenue	7,674	9,895
Income tax liability	78,721	96,491
Total liabilities	175,605	134,767
Minority interest	58,120	52,575
Shareholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 25,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	31,358	29,816
Series B preferred stock, 10,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	12,797	12,181
Common stock, no par value, 150,000,000 shares authorized:
47,992,042 and 47,885,506 issued at June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	252,995	250,943
Treasury stock, at cost, 1,896,500 and 872,900 shares at June 30, 2004 and December 31, 2003, respectively	(22,760)	(4,586)
Deferred compensation	(468)	(593)
Warrant	16,498	—
Retained earnings	317,724	286,252
Total shareholders’ equity	608,144	574,013
Total liabilities and shareholders’ equity	$841,869	$761,355

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income	$11,492	$1,577	$19,197	$2,786
Interest expense	(680)	(2,981)	(771)	(6,279)
Provision for loan losses	(14,885)	(98)	(24,000)	(98)
Net interest expense after provision for loan losses	(4,073)	(1,502)	(5,574)	(3,591)
Other operating income:
Income from retained interests in credit card receivables securitized	16,601	14,757	35,993	55,421
Servicing income	19,515	24,863	44,813	52,529
Fees and other income	64,573	39,259	120,837	67,263
Equity in (loss) income of equity-method investee	(223)	13,612	(437)	27,908
Total other operating income	100,466	92,491	201,206	203,121
Other operating expense:
Salaries and benefits	5,127	4,428	10,403	8,769
Card and loan servicing	36,874	37,447	74,861	79,851
Marketing and solicitation	9,030	2,827	14,729	4,414
Depreciation	3,959	3,905	7,952	7,770
Other	10,857	8,685	20,772	17,224
Total other operating expense	65,847	57,292	128,717	118,028
Income before minority interest and income taxes	30,546	33,697	66,915	81,502
Minority interest	(6,754)	—	(13,047)	—
Income before income taxes	23,792	33,697	53,868	81,502
Income taxes	(8,941)	(11,927)	(20,229)	(29,137)
Net income	$14,851	$21,770	$33,639	$52,365
Net income attributable to common shareholders	$13,754	$20,664	$31,472	$50,151
Net income per common share—basic	$0.29	$0.43	$0.65	$1.03
Net income per common share—diluted	$0.28	$0.42	$0.64	$1.02

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2004

	Preferred	Common Stock		Additional Paid-In	Treasury	Deferred		Retained	Total Shareholders’
	Stock	Shares	Amount	Capital	Stock	Compensation	Warrant	Earnings	Equity
	(Dollars in thousands)
Balance at December 31, 2003	$41,997	47,885,506	$—	$250,943	$(4,586)	$(593)	$—	$286,252	$574,013
Exercise of stock options, including tax benefit	—	100,536	—	1,961	—	—	—	—	1,961
Preferred dividends	—	—	—	—	—	—	—	(2,167)	(2,167)
Accretion of preferred dividends	2,158	—	—	—	—	—	—	—	2,158
Issuance of warrant	—	—	—	—	—	—	16,498	—	16,498
Amortization of deferred compensation	—	—	—	—	—	216	—	—	216
Issuance of restricted stock	—	6,000	—	91	—	(91)	—	—	—
Purchase of treasury stock	—	—	—	—	(18,174)	—	—	—	(18,174)
Net income	—	—	—	—	—	—	—	33,639	33,639
Balance at June 30, 2004	$44,155	47,992,042	$—	$252,995	$(22,760)	$(468)	$16,498	$317,724	$608,144

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2004	2003
	(Dollars in thousands)
Operating activities
Net income	$33,639	$52,365
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation expense	7,952	7,770
Amortization expense	1,243	3,401
Amortization of acquired servicing liability	—	(26,238)
Amortization of deferred compensation	216	210
Minority interest	13,047	—
Retained interests income adjustment, net	8,388	17,725
Loss or distributions in excess of income associated with equity-method investee	437	8,785
Changes in assets and liabilities, exclusive of business acquisition:
Decrease in restricted cash	1,820	—
Decrease (increase) in accrued interest and fees	4,888	(25)
Increase in amounts due from securitization	(12,591)	(7,010)
Increase in deferred costs	(21,641)	(2,932)
Increase in prepaid expenses and other assets	(17,060)	19,628
Increase (decrease) in accounts payable and accrued expenses	4,450	(7,478)
(Decrease) increase in deferred revenue	(2,221)	964
(Decrease) increase in income tax liability	(16,553)	6,637
Net cash provided by operating activities	6,014	73,802
Investing activities
Net (investment in) proceeds from investments in debt securities	(4,688)	2,350
Purchases of charged off receivables	(21,718)	(24,339)
Acquisition of sub-prime lender’s assets	(107,179)	0
Net loan payments	388,724	52,164
Recoveries of receivables previously charged off	15,125	11,321
Net increase in retained interest	(360,921)	(133,333)
Purchases and development of software, furniture, fixtures and equipment	(3,912)	(4,257)
Net cash used in investing activities	(94,569)	(96,094)
Financing activities
Minority interest distributions, net	(7,500)	—
Repayment of note issued to purchase stock	—	398
Proceeds from exercise of stock options	738	2,059
Purchase of treasury stock	(18,174)	(248)
Proceeds from borrowings	55,818	—
Repayment of short-term borrowings, net	(3,376)	—
Net cash provided by financing activities	27,506	2,209
Net decrease in cash	(61,049)	(20,083)
Cash and cash equivalents at beginning of period	110,605	120,416
Cash and cash equivalents at end of period	$49,556	$100,333
Supplemental cash flow information
Cash paid for interest	$687	$6,279
Cash paid for income taxes	$36,783	$22,500
Issuance of warrant	$16,498	$—
Note payable associated with capital leases	$2,444	$1,556
Note payable associated with bond investment	$2,800	$—
Accretion of preferred stock dividends	$2,158	$2,227

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004

1. Organization and Basis of Presentation

General

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its wholly owned subsidiaries (collectively, the “Company”). The Company is a provider of various credit and related financial services and products to or associated with the underserved (or sub-prime) consumer credit and “un-banked” consumer markets. Historically, the Company has served this market through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both its originated accounts and its portfolio acquisitions. Because only financial institutions can issue general purpose credit cards, the Company has a contractual arrangement with a third-party financial institution pursuant to which the financial institution issues general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance. The Company has recently expanded its product and service offerings to include the marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including retail branch locations, direct marketing, telemarketing and the internet; these “micro-lending” activities began for the Company during the second quarter of 2004 principally through the Company’s acquisition of substantially all of the assets of another sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively “First American”). The Company also serves un-banked consumers through its offering of a stored-value (or debit) card through various retail branch locations.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized; additionally, estimates of future credit losses on the Company’s un-securitized loans and fees receivable have a significant impact on the provision for loan losses and loans and fees receivable, net. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K filed with the SEC.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2. Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Restricted Cash

The Company provides an irrevocable standby letter of credit agreement for $10.0 million to Columbus Bank & Trust, the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that has issued the letter of credit. Such cash has been disclosed as restricted cash on the face of the consolidated balance sheet. Additionally, as of December 31, 2003, the restricted cash balance included a portion ($1.9 million) of the servicing fee associated with the Embarcadero Trust (see Note 5, “Embarcadero Acquisition”) that was then contingent on the Company achieving certain milestones; these milestones were achieved, and the Company received these proceeds in January 2004. Restricted cash balances at June 30, 2004 also include cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with the Company’s new micro-lending activities.

Asset Securitization

Substantially all of the Company’s credit card receivables are securitized. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in retained interests in credit card receivables securitized on the face of the consolidated balance sheet.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), gains and losses are recognized at the time of each sale. These gains or losses on sales of receivables depend in part on the previous carrying amount of the financial assets sold, as well as the fair value of the assets and cash proceeds received. The cash flows used to measure the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses and any required amortizing principal payments to investors. The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in servicing liability fair value are included as a component of the Company’s income from retained interests in credit card receivables securitized, with actual servicing expenses being recorded into

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

operations as incurred. Because quoted market prices are generally not available for the Company’s servicing liabilities, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions as outlined in Note 7, “Off Balance Sheet Arrangements.” The servicing liability is netted against the value of the I/O strip and included in retained interests in credit card receivables securitized on the Company’s consolidated balance sheet. In accordance with Statement No. 140 and FASB interpretation No. 46, “Consolidated Financial Statements” (“Interpretation No. 46”), the Company does not consolidate any of the qualifying special purpose entities (“QSPEs”) in its securitizations.

The retained interests for portfolios securitized by the Company are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). The estimates used to determine the gains and losses and the related fair values of I/O strips and retained ownership interests are influenced by factors outside of the Company’s control, and such estimates could materially change from quarter to quarter.

Retained interests purchased by the Company during 2002 are carried at the lower of amortized cost or fair market value, net of a servicing liability. In accordance with Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), expected cash flows in excess of the costs of the purchased retained interests are being amortized into income from retained interests in credit card receivables securitized using the effective interest method.

Amounts due from securitization include payments recently received on the securitized receivables by the securitization structures that are due and payable to the Company within the next 30 days.

Loans and Fees Receivable, Net

Loans and fees receivable, net represent credit card receivables that primarily relate to our fee-based card offering that the Company has not securitized, as well as receivables associated with the Company’s micro-lending activities, both such receivables balances being shown net of deferred revenue and an allowance for uncollectible loans and fees.

The credit card receivables included within loans and fees receivable, net are derived principally from the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system and consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated life of a customer (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with the Company’s micro-lending activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party financial institution for which we provide services in the loan marketing and servicing areas. These loans and fees receivable are presented net of unearned fees in accordance with Statement of Financial

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that management believes will not ultimately be collected based on historical experience. Included within the allowance for uncollectible loans and fees is an allowance for the estimated amount of the marketing and servicing fees from the third-party financial institution that are “at-risk” based on the performance of the loans that the Company markets and services on behalf of the financial institution. These fees are at-risk for defaults on such loans owned by the third-party financial institution, and the Company’s allowance for uncollectible loans and fees takes into account loan loss histories experienced by the financial institution with respect to those loans that the Company has marketed and serviced for the financial institution. The components of loans and fees receivable, net are as follows (in millions):

	Balance at December 31, 2003	Additions	Subtractions	Acquisition of Sub-prime Lender (Note 6)	Balance at June 30, 2004
Loans and fees receivable, gross	$37.2	$54.6	$(12.8)	$17.8	$96.8
Deferred revenue	(13.8)	(17.9)	16.2	(1.7)	(17.2)
Allowance for uncollectible loans and fees	(7.1)	(24.0)	12.8	—	(18.3)
Loans and fees receivable, net	$16.3	$12.7	$16.2	$16.1	$61.3

Reflected in interest income on the consolidated statement of operations is $9.6 million, $15.6 million, $0.0 and $0.0 of interest (or finance charge) income for the three and six months ended June 30, 2004 and 2003, respectively. Reflected in fees and other income is $27.0 million, $43.4 million, $0.2 million and $0.2 million of fee income associated with these loans and fees receivable for the three and six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the weighted average remaining vesting period for the $17.2 million of deferred revenue reflected in the above table was 7 months.

Investments in Previously Charged Off Receivables

In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate state licenses and meeting the applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this subsidiary, the Company now pursues, competitively bids for and acquires previously charged off credit card receivables. A significant majority of the Company’s acquisitions of previously charged off credit card receivables during the first two quarters of 2004 and all but one of the acquisitions during 2003 have been from the securitization trusts underlying the Company’s retained interests investments. The Company is continually evaluating acquisition opportunities, but only at appropriate pricing. Further, the sales of the receivables serviced by the Company are subject to a strict competitive bid process involving other potential third-party portfolio purchasers to ensure that all acquisitions have been at fair market prices; the Company has also participated with (and under the same terms as with) other third-party purchasers to acquire some of its previously charged off receivables, thereby allowing the third-party purchasers to establish a market for the purchases.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. The Company accounts for its investments in previously charged off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans” (“PB 6”). Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds the Company’s investment in the portfolio, the Company will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts.

The Company will use the cost recovery method for each particular static pool until such time that its experience with that pool is sufficient to justify use of the PB 6 interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool’s effective interest rate) based on criteria communicated to the Company during 2003 by the Staff of the SEC. The Company does not anticipate meeting these criteria for use of the interest method for any particular acquired pool for the foreseeable future.

For the three and six months ended June 30, 2004, the following table shows a roll-forward of the Company’s investments in previously charged off receivables activities (in thousands of dollars):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Unrecovered balance at beginning of period	$18,266	$13,960
Acquisitions of defaulted accounts	8,010	21,718
Cash collections	(22,616)	(45,974)
Income recognized on defaulted accounts	13,031	26,987
Balance at June 30, 2004	$16,691	$16,691
Estimated remaining collections (“ERC”)	$64,290	$64,290

At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 77% of the ERC over the next twelve months, with the balance to be collected thereafter.

Investments in Debt Securities and Notes Payable

In addition to the CSG Trust bonds held by the Company and discussed in its Annual Report on Form 10-K for the year ended December 31, 2003, during the first quarter of 2004, the Company acquired $6.7 million in Class A and B bonds issued by the First Consumer Credit Card Master Business Trust in the open market for a total purchase price of approximately $5.6 million and has included this amount in investments in debt securities. The Class A and Class B bonds earn interest at 1.40% and 2.19%, respectively. The Company financed a portion of the purchase of these bonds with $2.8 million in borrowed funds that accrue interest at 3.5%. These borrowed funds are included in notes payable along with borrowings associated with certain vendor-financed acquisitions of software and equipment and

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

$53.0 million of new notes payable associated with the Company’s second quarter 2004 acquisition of a complementary sub-prime lender (see Note 6, “Sub-prime Lender Acquisiton”).

The Class A and Class B First Consumer Credit Card Master Business Trust bonds acquired in the first quarter of 2004 have been classified as trading securities. However, applying the principles of Statement No. 115, the Company has classified all of its other bonds purchased prior to its first quarter of 2004 purchase as held-to-maturity. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company’s lack of a requirement for additional liquidity, management is of the opinion that held-to-maturity classification is appropriate.

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit of three years. For those intangible assets that were determined to have an indefinite benefit period, no amortization expense is recorded. The Company periodically (at least annually) evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. See Note 6, “Sub-prime Lender Acquisition,” for intangible balances and related information.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the First American assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. See Note 6, “Sub-prime Lender Acquisition,” for goodwill balances and related information.

Treasury Stock

The Company’s Board of Directors has authorized a program to repurchase up to 5 million shares (approximately 10 percent of the outstanding total) of the Company’s outstanding common stock. Under the plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying condensed consolidated balance sheet as a reduction to shareholders’ equity. During the second quarter of 2004, the Company repurchased 1,023,600 shares on the open market for approximately $18.2 million. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $0.2 million. No other shares were repurchased during 2003 or 2004. Treasury stock repurchases occurred during the following periods:

	For the three and six months ended June 30, 2004
	Shares repurchased	Average price per share
	(In thousands)
May	722	$17.69
June	302	17.92
Total	1,024	$17.76

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

Warrant

In connection with a new securitization facility that was entered into during the first quarter of 2004, the Company issued to the investor a warrant to acquire 2.4 million shares of the Company’s common stock at a strike price of $22.45. The costs associated with this warrant were recorded within deferred costs, net, on the Company’s consolidated balance sheet at fair value (approximately $16.5 million determined using the Black-Scholes model), and the initial deferred cost amount is being amortized as an additional component of expense over the two-year term of the securitization facility.

Stock Options

The Company has four stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors during 2003 or 2004.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income attributable to common shareholders, as reported	$13,754	$20,664	$31,472	$50,151
Stock-based employee compensation expense determined under fair value basis, net of tax	(149)	(222)	(292)	(441)
Pro forma net income	$13,605	$20,442	$31,180	$49,710
Earnings per share:
Basic—as reported	$0.29	$0.43	$0.65	$1.03
Basic—pro forma	$0.29	$0.42	$0.65	$1.02
Diluted—as reported	$0.28	$0.42	$0.64	$1.02
Diluted—pro forma	$0.28	$0.42	$0.63	$1.01

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including timing and number of awards. The following table summarizes the Black-Scholes value of the Company’s outstanding stock options on a per share basis, as well as the key assumptions used in the Black-Scholes model.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Fair value per share	$7.34	$5.18	$8.77	$3.96
Dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free rate	4.0%	2.4%	3.0%	2.8%
Expected volatility	38.4%	93.8%	42.3%	78.8%
Expected life of options	5 years	5 years	5 years	5 years

The Company’s shareholders approved its new restricted stock plan at this year’s annual meeting of stockholders. The Company believes that grants of restricted stock under this plan generally will be more effective than grants of stock options at aligning the interests of the grantees and with those of the Company’s stockholders. As a result, the Company expects to make restricted stock grants, rather than option grants, in most instances in the foreseeable future.

Fees and Other Income

Fees and other income consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Fees on securitized receivables	$18,509	$20,746	$39,803	$40,137
Other fees	27,146	214	43,922	215
Recoveries of previously charged off receivables	13,031	13,375	26,987	17,013
Ancillary product revenue	1,702	1,636	2,757	3,498
Interchange fees	4,185	3,288	7,368	6,400
Total	$64,573	$39,259	$120,837	$67,263

Fees include (1) annual membership, over-limit, cash advance, returned check, activation, monthly maintenance, transaction and other fees associated with the Company’s card products and (2) various marketing, servicing, and lending fees associated with the Company’s new micro-lending activities. Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual membership and activation fees, are recognized as revenue when charged to the cardholder’s account. Annual fees are amortized into revenue on a straight-line basis over the cardholder privilege period, which is twelve months, and activation fees are recognized over the estimated life of a customer (approximately one year). Direct receivables origination costs are amortized against fee income.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

The Company offers various fee-based products and services (ancillary products) to its customers, including memberships, insurance products and subscription services. When the Company markets its own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer’s acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When the Company markets products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. The Company considers revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, the Company recognizes its commission as ancillary product revenue.

Recent Accounting Pronouncements

In June 2003, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a proposed Statement of Financial Accounting Standards entitled “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of Statement No. 140” (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and, as such, is not yet authoritative. If the proposal is promulgated in its current form, it will amend and clarify Statement No. 140. Under the Exposure Draft, the renewal of certain commercial paper facilities underlying the Company’s securitizations could cause the Company to record on its books the assets and liabilities related to the securitizations.

In December 2003, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It applies to loans acquired, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its financial statements.

In March 2004, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards Statement to address the accounting for stock-based employee plans. The proposed statement, in its current form, would eliminate the ability to account for share-based compensation transactions using APB 25and instead require that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement, in its current form, would result in income statement effects similar to what is currently disclosed using pro-forma financials (see the discussion under the caption “Stock Options” above) as allowed under Statement No. 123. The adoption of this proposed statement in its current form is not expected to have a material impact on the Company’s financial statements.

3. Equity Method Investment in CSG, LLC

CSG, LLC (“CSG”) was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a subordinated, certificated interest issued by a trust (“CSG Trust”) that owns a portfolio of credit card

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. Notwithstanding the Company’s repayment of this loan’s principal, the lender continues to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense.

During the three and six months ended June 30, 2003, the Company received $17.1 million and $36.7 million, respectively, in cash distributions from CSG. The Company has received no cash distributions from CSG during 2004. During the second quarter of 2003, and as expected at the time of CSG’s acquisition of its interests in the CSG Trust, a principal balance trigger occurred, and hence an early amortization began. While CSG made distributions to the Company through June 2003, the occurrence of this trigger event caused CSG to cease its cash distributions to the Company, and it will not resume these distributions until approximately the middle of 2006. Accordingly, all significant income from the Company’s equity-method investment will cease until distributions resume in 2006.

The following represents condensed results of operations of CSG as of and for the three and six months ended June 30, 2004:

As of June 30, 2004
(Dollars in thousands)
Retained interests in credit card receivables securitized	$1
Total assets	12,414
Total liabilities	134
Members’ capital	12,281

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
	(Dollars in thousands)
Income from retained interests in credit card receivables securitized	$0	$0
Total other operating income	229	492
Net income	(445)	(874)

In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate compensation for servicing.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

4. Fingerhut Acquisition

In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased for $75.2 million plus an assumed $95.8 million servicing liability the retained interests in a trust (the “Original Fingerhut Trust”) that owned approximately $1.0 billion in face amount of receivables. The receivables included in the trust were those generated by private label revolving credit cards used to purchase items from the Fingerhut catalog. This portfolio will decrease over time because payments and charge-offs from cardholders are expected to be significantly greater than purchases and interest charges. In accordance with EITF 99-20, the Company has accounted for the retained interests it purchased at the lower of amortized cost or fair market value, and the Company has amortized remaining expected cash flows in excess of the costs of the purchased retained interests into income from retained interests in credit card receivables securitized using the effective interest method. Also, pursuant to EITF 99-20, the Company has updated its EITF 99-20 model when there has been a change in its estimate of projected future cash flows. These updates can result in the Company either (1) adjusting the prospective yield that it will realize over future periods, or (2) reducing the carrying value of the Company’s investment to fair value if a significant adverse change occurs. To date, none of these updates has resulted in a reduction in the carrying value of the Company’s investment.

The gross cash flows that were available to the Company through the securitization structure associated with the Fingerhut trust retained interests were $1.0 million and $2.8 million during the three and six months ended June 30, 2004, respectively, and $11.1 million and $97.4 million during the three and six months ended June 30, 2003, respectively. From date of acquisition through the third quarter of 2003, the portion of expected cash flows that exceeded the cost of the purchased retained interests was amortized into income from retained interests in credit card receivables securitized using the effective interest method ($10.9 million and $76.3 million pre-tax was amortized into income during the three and six months ended June 30, 2003). During the third quarter of 2003, a third party acquired the Company’s retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new trust (the “Fingerhut Trust”), which owns a collateral security interest in the Original Fingerhut Trust. Subsequent to this third quarter 2003 transaction, the effective interest method is also being used to record income associated with the Company’s retained interest in the new Fingerhut Trust; $1.0 million and $2.8 million of such pre-tax income is reflected in income from retained interests in credit card receivables securitized during the three and six months ended June 30, 2004. For further discussion of this third quarter 2003 transaction and the Company’s accounting for its investment in the Fingerhut retained interests, see Note 7, “Off Balance Sheet Arrangements.”

5. Embarcadero Acquisition

On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC (“Embarcadero Holdings”) for $26.5 million. Embarcadero Holdings was formed by an affiliate of Merrill Lynch and one of the Company’s wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to Embarcadero, LLC (“Embarcadero”), a wholly owned subsidiary of Embarcadero Holdings, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust (“Embarcadero Trust”), thereby resulting in securitization income of $31.4 million. (See Note 7, “Off Balance Sheet Arrangements,” for further discussion.) Embarcadero retained the subordinated, certificated interest originally issued by the Embarcadero Trust until the initial conduit facility underlying the securitization was replaced in

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

January 2004 with a new 10-year amortizing term facility; Embarcadero now owns the subordinated, certificated interest underlying the new 10-year amortizing term facility. The assets and liabilities of Embarcadero Holdings and Embarcadero, and their associated earnings from operations, are presented as part of the Company’s consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate’s portion of the operations. The minority interest on the consolidated statement of operations is not shown net of tax because Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

6. Sub-prime Lender Acquisition

During the second quarter of 2004, the Company acquired substantially all of the assets of First American, a complementary sub-prime lender, for approximately $109 million, including transaction costs. With over 300 retail branch locations, First American’s operations and footprint serve as the principal platform for the Company’s micro-lending activities.

The Company financed the First American acquisition with $55.9 million of cash and $53.0 million of debt financing. The Company structured the First American acquisition through a new subsidiary, which serves as a holding company for the acquired First American operations. All of the debt financing associated with the acquired First American operations is recourse only as to the acquired assets and operations of First American. The $53.0 million of debt financing incurred in connection with the First American acquisition was financed under a $65.0 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Class A Term note; and (3) a $27.0 million Class B Term note. Each of the notes bears interest at rates varying monthly with either prime interest rates or LIBOR (at the election of the Company), with spreads above prime or LIBOR being based on the leverage ratios for First American’s operations. As of June 30, 2004, the Class A Term and Class B Term interest rates were 9.0% and 14.5%, respectively. The notes have required quarterly repayments beginning in January 2006 of $2 million; any prepayments by the Company are to be applied first against the principal balances outstanding on the Class A Term note. The revolving credit facility and swing-line facility each bear interest at the same rates as the Class A Term note. The revolving credit facility, swing-line facility and term loans mature in December 2006, with a one-year extension available at the Company’s option (subject, however, to the achievement of certain leverage ratios). As of June 30, 2004, $1.3 million was outstanding under the revolving credit facility.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

The following table summarizes the preliminary purchase price allocation for the First American asset acquisition:

	Dollars (in millions)	Amortization Period
Purchase Price	$108.9
Property and equipment	(3.1)
Working capital	(16.2)
Customer relationships	(2.3)	3 years
Non-compete agreement	(1.1)	3 years
Trademarks and trade names	(3.1)	Indefinite life
Goodwill	$(83.1)

The allocation is preliminary and subject to adjustment up to one year from the date of close; however, management does not anticipate that the allocation will materially change. The results of operations for the three and six months ended June 30, 2004 include $0.1 million of pre-tax amortization related to this acquisition. The acquisition is not material to the financial statements of the Company.

7. Off Balance Sheet Arrangements

The Company securitizes through a master trust all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, during the third quarter of 2002, the Company acquired retained interests in a credit card receivables trust. (See Note 4, “Fingerhut Acquisition.”) Further, during the third quarter of 2003, the Company acquired receivables from a third-party and subsequently securitized them. (See Note 5, “Embarcadero Acquisition.”)

In accordance with the above, substantially all of the Company’s credit card receivables are held by securitization trusts, and the exclusive interest of the Company in these receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company’s consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

3.                The transferor does not maintain effective control over the transferred assets through either (i) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

The securitization transactions do not affect the relationship the Company has with its customers, and the Company continues to service the securitized credit card receivables.

The table below summarizes the Company’s securitization activity for the periods presented. It does not include any of the receivables managed by or the securitization facility of CSG, the Company’s 50%-owned equity-method investee:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Securitization Activity:
Gross amount of receivables securitized at period end(1)	$1,854,918	$1,897,764	$1,854,918	$1,897,764
Proceeds from collections reinvested in revolving period securitizations	225,222	230,668	423,183	482,406
Excess cash flows received on retained interests	54,251	58,997	127,508	193,823
Income from retained interests in credit card receivables securitized	16,601	14,757	35,993	55,421

(1)         Excludes CSG receivables of $426 million (or $213 million attributable to the Company’s 50% CSG ownership percentage) and $690 million (or $345 million attributable to the Company’s 50% CSG ownership percentage) at June 30, 2004 and 2003, respectively, because such amounts are included in the Company’s equity method investment and are therefore not reflected in the consolidated statement of operations or balance sheet items included herein.

The investors in the Company’s securitization transactions have no recourse against the Company for its customers’ failure to pay their credit card receivables. However, most of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

The retained interests associated with the credit card receivables that the Company has securitized are carried at estimated fair market value, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company’s retained interests are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions.

The measurements of retained interests associated with Company-arranged securitizations are dependent upon management’s estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Yields on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models. Credit card receivables are typically charged off when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers’ accounts are typically charged off within 30 days of verification.

The Company’s retained interests in credit card receivables securitized include the following:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
I/O strip	$100,235	$98,158
Accrued interest and fees	14,142	19,030
Servicing liability	(43,990)	(50,125)
Fair value of retained interests	421,141	471,898
Retained interests in credit card receivables securitized	$491,528	$538,961

The I/O strip reflects the fair value of the Company’s rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip increased slightly during the first six months of 2004 principally due to the effects of lower charge offs and a lower payment rate, offset by slightly lower yield and reductions in receivables levels. The decrease in accrued interest and fees corresponds with reductions in receivables balances and slightly lower yields within the portfolios underlying the Company’s securitizations. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The servicing liability decrease experienced thus far in 2004 is consistent with reductions in receivables levels to which the servicing liability relates. The fair value of retained interests includes those interests in Company-arranged securitizations, as well as the Company’s purchased interests in securitizations. The fair value of retained interests decreased between December 31, 2003 and June 30, 2004, principally due to the currently liquidating nature of the Company’s managed receivables portfolios. Also contributing to this decrease is the reduction in advance rates experienced by the Company thus far in 2004 (which has allowed for conversion of the Company’s retained interest in credit card receivables securitized into cash).

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

During the third quarter of 2003, a third party acquired the Company’s retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new Fingerhut Trust, which owns a collateral security interest in the Original Fingerhut Trust representing an undivided interest in the receivables held by the Original Fingerhut Trust. For accounting purposes, this transaction had no ramifications other than its effect on the timing of income recognition under the effective interest method of EITF 99-20 based on revised cash flow timing. As a result of this transaction, with the exception of servicing fees, the Company received only negligible further cash flows from the Fingerhut Trust during the fourth quarter of 2003 and during the first six months of 2004. However, given repayment of the senior notes issued by the Fingerhut Trust, which occurred during the third quarter of 2004, the Company will begin to receive material cash flows associated with the Fingerhut receivables beginning in the third quarter of 2004. The remaining excess cash flows that the Company expects to receive from the Fingerhut investment are currently estimated to be $120.0 million. Up until the pay-off of the Fingerhut Trust senior note holders early in the third quarter of 2004, the Fingerhut Trust provided the Company with adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust. As such, the Company’s original servicing liability associated with the Original Fingerhut Trust was converted into a deferred gain upon the third quarter of 2003 Fingerhut retained interests exchange. The Company had no servicing liability associated with the Fingerhut Trust as of June 30, 2004, and the deferred gain representing by the Original Fingerhut Trust servicing liability currently is being amortized into income using the EITF 99-20 effective interest method.

The Company currently has no plans to re-securitize the receivables underlying the Fingerhut Trust. Accordingly, during the third quarter of 2004, the Company will resume accounting ownership of these receivables at an approximately $0.0 carryover basis corresponding to its current basis in its Fingerhut retained interests. As the Company receives its expected $120.0 million in excess cash flows from the Fingerhut receivables, the Company essentially will be reporting into GAAP income all of the cash flows that it receives in any particular accounting period, along with income associated with amortization of the $35.1 million of deferred gain included in retained interests in credit card receivables securitized on the Company’s consolidated balance sheet as of June 30, 2004.

Changes in any of the assumptions used to value the Company’s retained interests in Company-arranged securitizations could impact the Company’s fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company’s retained interests in receivables the Company has securitized are presented below:

	June 30, 2004	December 31, 2003	June 30, 2003
Yield (annualized)	29.1%	29.5%	31.0%
Payment rate (monthly)	6.0	6.5	6.8
Expected credit loss rate (annualized)	13.2	15.0	18.0
Residual cash flows discount rate	22.5	22.5	22.5
Servicing liability discount rate	14.0	14.0	14.0

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

At June 30, 2004, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized ($in thousands):

Yield (annualized)	29.1%
Impact on fair value of 5% adverse change	$(8,329)
Impact on fair value of 10% adverse change	$(16,657)
Payment rate (monthly)	6.0%
Impact on fair value of 5% adverse change	$(416)
Impact on fair value of 10% adverse change	$(242)
Expected credit loss rate (annualized)	13.2%
Impact on fair value of 5% adverse change	$(4,018)
Impact on fair value of 10% adverse change	$(8,036)
Residual cash flows discount rate	22.5%
Impact on fair value of 5% adverse change	$(1,846)
Impact on fair value of 10% adverse change	$(3,672)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(93)
Impact on fair value of 10% adverse change	$(186)

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

The Company’s managed receivables portfolio underlying its securitizations (including its 50% and 62.5% ownership shares in the CSG and Embarcadero managed receivables, respectively) is comprised of retained interests in the credit card receivables securitized and the investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included in the Company’s managed receivables portfolio underlying its retained interests in the securitizations.

	June 30, 2004	December 31, 2003
	(In thousands)
Total managed principal balance	$1,644,995	$2,083,320
Total managed finance charge balance	218,224	257,578
Total managed receivables	$1,863,219	$2,340,898
Receivables delinquent—60 or more days	$166,677	$280,312
Net charge offs for the three months ended	$72,326	$90,446

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except for per share data)
Numerator:
Net income	$14,851	$21,770	$33,639	$52,365
Preferred stock dividends	(1,097)	(1,106)	(2,167)	(2,214)
Income attributable to common shareholders	$13,754	$20,664	$31,472	$50,151
Denominator:
Denominator for basic income per share—weighted-average shares outstanding	51,548	51,116	51,648	51,032
Effect of dilutive stock options	841	492	893	326
Denominator for diluted income per share—adjusted weighted-average shares	52,389	51,608	52,541	51,358
Basic income per share	$0.29	$0.43	$0.65	$1.03
Diluted income per share	$0.28	$0.42	$0.64	$1.02

The Company’s preferred shares, plus dividends that have been accreted thereon, are convertible into approximately 4.9 million shares of common stock at $9.14 per share as of June 30, 2004. The common shares into which these preferred shares are convertible have been included in the weighted average shares outstanding in the above computations. Excluded from the second quarter and year-to-date 2004 earning per shares calculations are 2.4 million of warrants and 0.3 million of stock options as their effects are anti-dilutive.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

9. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $2.2 billion and $2.3 billion at June 30, 2004 and December 31, 2003, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any one time.

The Company is an equity member of CSG. (See Note 3,“Equity Method Investment in CSG, LLC.”) During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2004, CSG would be obligated to purchase up to approximately $53.2 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of June 30, 2004, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company’s guarantee is limited to its ownership percentage in CSG (which at June 30, 2004 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of June 30, 2004, the maximum amount of the Company’s guarantee was approximately $26.6 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company’s agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company’s benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $58.9 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company’s arrangements with the financial institution expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $0.9 million as of June 30, 2004. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

Through what were formerly First American’s operations (see Note 6, “Sub-prime Lender Acquisition”), the Company has an agreement with another third-party financial institution pursuant to which the Company markets and services loans on behalf of the financial institution in exchange for marketing and servicing fees. These fees are “at-risk” for defaults on these loans owned by the third-party

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

financial institution (see the discussion under the caption “Loans and Fees Receivable, Net,” in Note 2, “Significant Accounting Policies”). All legal liability associated with any of the obligations (including the at-risk portion of the marketing and servicing fees) of the acquired First American operations is limited to the legal entities comprising the acquired First American operations. Nevertheless, to further growth plans for the acquired First American operations, the Company has guaranteed up to $15.0 million of potential liability to the financial institution under its marketing and servicing program with the Company. The Company currently does not have any liability recorded with respect to the guarantee discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company’s most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company’s securitizations vary. As of June 30, 2004, the Company had: a three-year term securitization facility that it completed in July 2001, a paired series underlying the three-year term securitization facility, a two-year variable funding securitization facility with renewal options and a one-year conduit securitization facility issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust; and a three-year amortizing term securitization issued out of the Fingerhut Trust. During the third quarter of 2004, all of the senior note holders underlying the three-year term securitization facility issued out of the originated portfolio master trust and the three-year amortizing terms securitization issued out of the Fingerhut Trust were repaid.

For each portfolio of credit card receivables securitized by the Company, there has never been an early amortization period. The Company has experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that the Company and CSG acquired in 2002—both of which were fully contemplated in connection with the Company’s establishment of purchase prices for the respective acquisitions. In March 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by the Company’s equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to the Company in June 2003, although the Company expects that the CSG Trust will continue to provide adequate compensation to the Company in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to the Company in respect of the Company’s investment in CSG Trust bonds.

Finally, while the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts.

As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company’s need for additional liquidity.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
June 30, 2004

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

10. Subsequent Event

Subsequent to the close of the second quarter of 2004, the Company acquired a sub-prime lender for $33.9 million including transaction costs; this acquisition will allow for further expansion of the Company’s micro-lending activities. The Company financed this acquisition with $17.4 million of cash and $16.5 million of debt financing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption “Risk Factors” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) and other factors discussed in that section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section and elsewhere in this report.

Overview

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions.

We generally have financed our credit card origination activities through the securitization of the receivables underlying the accounts we originate and the portfolios that we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the “advance rate”) that our securitization facilities provide against our originated credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. From the latter part of 2001 through the end of 2003, the advance rates that securitization lenders were willing to provide us with respect to our originated portfolio master trust were not adequate enough for us to earn the returns on equity that we demand for our shareholders. Accordingly, we did not originate a significant number of accounts during that time period.

In January 2004, however, we completed a two-year securitization facility in connection with our originated portfolio master trust at advance rates that allow us to earn acceptable returns on equity from account originations to our traditional customer base. This facility provides for an initial one-year committed funding level of $1.25 billion, growth in that committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration in a manner that we expect will allow us to receive cash flows that will adequately cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust. Accordingly, during the first quarter of 2004, we began to market our card offerings so that we can begin growing our traditional originated credit card business in 2004 and beyond.

During the period between late 2001 through the end of 2003, while we were not originating significant numbers of accounts, we sought to diversify our product offerings. We initially focused on portfolio acquisition as a significant growth channel for our overall credit card receivables portfolio. Through this channel, we were able to obtain sufficient leverage against our discounted purchase prices to allow us to earn our desired returns on equity. We completed two significant acquisitions in 2002 and one in 2003. Further, we also decided to expand our business into the purchase and recovery of previously charged off receivables, as well as micro-lending and stored-value (or debit) cards.

Our portfolio acquisitions and our charged off receivables recovery operations have been very successful and have fit within our longstanding strategy of maximizing shareholder returns through high-return business activities, while growing only to the extent that we have the liquidity in place to profitably do so. We believe that we have achieved our goals to date by maintaining flexibility and seeking opportunities where others might not, and we believe that these traits are essential for our continued success. Thus, our focus is on how we can efficiently deploy our risk modeling, underwriting, servicing and collection platform and expertise, irrespective of the particular vehicle through which we obtain the receivables to which we apply our skill set. Accordingly, we are looking for new applications of our abilities, and we believe that we can successfully extend our platform and expertise into other sub-prime asset classes and activities beyond credit card receivables.

Throughout 2004 and beyond, our shareholders should expect us to evaluate and pursue other business activities and asset classes that are complementary to our historic sub-prime credit card business, including acquisitions of sub-prime lenders. As a part of our strategy of complementary diversification, we began rolling out a stored-value card initiative during the first quarter of 2004. Moreover, we have recently expanded our product and service offerings to include the marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including retail branch locations, direct marketing, telemarketing and the internet. We began these “micro-lending” activities in earnest during the second quarter of 2004 through our acquisition of substantially all of the assets of First American, a sub-prime lender with over 300 retail storefronts.

We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”). To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization income (loss), which may be material. (This occurred, for example, in the third quarter of 2003.) For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto.

Results of Operations

Three and Six Months Ended June 30, 2004, Compared to Three and Six Months Ended June 30, 2003

Our results of operations were as follows for the three and six months ended June 30, (in thousands except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in millions, except per share data)
Net income	$14.9	$21.8	$33.6	$52.4
Net income attributable to common shareholders	$13.8	$20.7	$31.5	$50.2
Diluted income per share	$0.28	$0.42	$0.64	$1.02

The decrease in our net income for the second quarter of 2004 as compared to the second quarter of 2003 was principally due to:

•        Increased 2004 marketing efforts aimed at growing account originations within our originated credit card receivables portfolio, as well as within our debit card product offering (marketing costs of $9.0 million pre-tax for 2004, compared to $2.8 million pre-tax for 2003);

•        A $14.9 million pre-tax provision for loan losses in 2004, compared with only $0.1 million in 2003, associated with significant year-over-year growth in our on-balance sheet loans and fees receivable related to our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our new micro-lending activities;

•        The anticipated decline in income from our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction ($1.0 million of pre-tax income for 2004, compared with $10.9 million pre-tax income for 2003);

•        As anticipated at the date of investment, a decline in income associated with our equity-method investment in CSG ($(0.2) million pre-tax loss for 2004, versus $13.6 million pre-tax income for 2003);

•        An anticipated $5.3 million pre-tax decline in servicing income related to declines in our originated portfolio master trust and Fingerhut customer balances, partially offset by the addition of the Embarcadero portfolio; and

•        Increases in card and loan servicing costs for our new stored-value card, micro-lending and investments in previously charged off receivables activities ($13.1 million pre-tax costs in 2004, compared to $7.0 million pre-tax costs in 2003).

These negative effects were partially offset, however, by:

•        An increase in interest income of $9.9 million in 2004 primarily attributable to the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system;

•        A $24.7 million increase in fee income in 2004 (even after the effects of declining Fingerhut and originated portfolio master trust receivables) largely attributable to our fee income generated by (1) the Embarcadero Trust receivables, (2) our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, and (3) our new stored-value card and micro-lending activities;

•        The performance of the receivables in the Embarcadero Trust, an interest in which we acquired in the third quarter of 2003 ($12.5 million Embarcadero pre-tax income from retained interests in credit card receivables and $5.0 million of pre-tax credit card fee and other income in 2004, both such amounts being offset by $7.1 million pre-tax Embarcadero minority interest in 2004, with no corresponding income amounts or minority interest offsets for 2003);

•        A decline in interest expense associated with our investment in CSG (no interest expense for 2004, versus $2.9 million of pre-tax interest expense for 2003); and

•        Decreases in card and loan servicing costs related to decreasing managed receivables levels within our originated portfolio master trust and Fingerhut portfolios, offset by the addition of the Embarcadero portfolio ($23.8 million pre-tax costs in 2004, compared to $30.4 million pre-tax costs in 2003).

The decrease in our net income for the six months ended June 30, 2004 as compared to the prior-year period was principally due to:

•        Increased 2004 marketing efforts aimed at growing account originations within our originated credit card receivables portfolio, as well as within our debit card product offering (marketing costs of $14.7 million pre-tax for 2004, compared to $4.4 million pre-tax for 2003);

•        A $24.0 million pre-tax provision for loan losses in 2004, compared with only $0.1 million in 2003, associated with significant year-over-year growth in our on-balance sheet loans and fees receivable related to our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our new micro-lending activities;

•        The anticipated decline in income from our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction (only $2.8 million of pre-tax income for 2004, compared with $76.3 million pre-tax income for 2003);

•        As anticipated at the date of investment, a decline in income associated with our equity-method investment in CSG ($(0.4) million pre-tax loss for 2004, versus $27.9 million pre-tax income for 2003);

•        An anticipated $7.7 million pre-tax decline in servicing income related to declines in our originated portfolio master trust and Fingerhut customer balances partially offset by the addition of the Embarcadero portfolio; and

•        Increases in card and loan servicing costs for our new stored-value card, micro-lending and investments in previously charged off receivables activities ($22.8 million pre-tax costs in 2004, compared to $12.1 million pre-tax costs in 2003).

These negative effects were partially offset, however, by:

•        An increase in interest income of $16.4 million primarily attributable to the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system;

•        A $43.4 million increase in fee income in 2004 (even after the effects of declining Fingerhut and originated portfolio master trust receivables levels) largely attributable to our fee income generated by (1) the Emarcadero Trust receivables, (2) our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, and (3) our new stored-value card and micro-lending activities;

•        The performance of the receivables in the Embarcadero Trust, an interest in which we acquired in the third quarter of 2003 ($23.9 million Embarcadero pre-tax income from retained interests in credit card receivables and $10.6 million of pre-tax credit card fee and other income in 2004, both such amounts being offset by $13.4 million pre-tax Embarcadero minority interest in 2004, with no corresponding income amounts or minority interest offsets for 2003);

•        The improved performance of our retained interests in the originated portfolio master trust ($9.2 million of pre-tax income in 2004, compared to a $(26.6) million pre-tax loss in 2003);

•        A decline in interest expense associated with our investment in CSG (no interest expense for 2004, versus $6.1 million of pre-tax interest expense for 2003);and

•        Decreases in card and loan servicing costs related to decreasing managed receivables levels within our originated portfolio master trust and Fingerhut portfolios, partially offset by the addition of the Embarcadero portfolio ($42.7 million pre-tax in 2004, compared to $59.4 million pre-tax in 2003).

Net Interest Expense After Provision for Loan Losses

Net interest expense after provision for loan losses represents interest income earned on cash, cash equivalents and investments and finance charges and late fees earned on any loans receivable that we have not securitized, less interest expense and a provision for loan losses. Exclusive of our provision for loan losses, we had net interest income of $10.8 million and $18.4 million for the three and six months ended June 30, 2004, versus net interest expense of $1.4 million and $3.5 million for the three and six months ended June 30, 2003. The factors accounting for this shift to net interest income exclusive of the provision for loan losses in 2004 from net interest expense in 2003 include:

•        growth during the latter quarters of 2003 and the first two quarters of 2004 in our credit card receivables associated with our principally fee-based credit card product offering to consumers at the lower end of the FICO scoring system, none of which we have securitized;

•        interest income that we have received in 2004 on our subordinated, certificated interest in the Embarcadero Trust; and

•        the suspension of interest expense payments associated with debt that we undertook in 2002 to acquire our interest in CSG, such suspension occurring in connection with the early amortization trigger experienced on the CSG Trust securitization facility during the second quarter of 2003 (as discussed in further detail in the “Liquidity, Funding, and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2003).

As we continue to grow our principally fee-based credit card offering to consumers at the lower end of the FICO scoring system, and assuming that we do not securitize the credit card loans receivable underlying this product offering in an off balance sheet arrangement, we expect to see continued growth in our interest income. However, because of the debt financing that we incurred late in the second quarter of 2004 associated with our acquisition of First American’s assets and operations (see Note 6, “Sub-prime Lender Acquisition,” to our condensed consolidated financial statements), we expect higher interest expense balances in future quarters during which this debt is outstanding.

Our $14.9 million and $24.0 million provision for loan losses for the three and six months ended June 30, 2004 and $0.1 million for the three and six months ended June 30, 2003 relates principally to those non-securitized receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and is provided to cover aggregate loss exposures on (1) principal loans receivable balances, (2) finance charges and late fees receivables underlying income amounts included within our interest income category, and (3) fees receivable underlying fee income included within our fees and other income category. Prior to the third quarter of 2003, substantially all of our receivables were securitized in off balance sheet qualifying securitizations.

Income from Retained Interests in Credit Card Receivables Securitized

See Note 7, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements for a description of our securitizations.

Income (loss) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interest in credit card receivables securitized in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(in millions)
Income (loss) from retained interests in credit card receivables securitized :
Originated portfolio	$3.1	$(0.9)	$9.2	$(26.6)
Purchased portfolio(1)	13.5	15.7	26.8	82.0
Total	$16.6	$14.8	$36.0	$55.4

(1)         This amount includes approximately $1.0 million and $2.8 million for the three and six months ended June 30, 2004 related to the Fingerhut Trust and $10.9 million and $76.3 million for the three and six months ended June 30, 2003 related to the Original Fingerhut Trust (as discussed below). It also includes approximately $12.6 million and $24.0 million for the three and six months ended June 30, 2004 related to the Embarcadero Trust.

Principally given improvements in the performance of the receivables within our originated portfolio master trust, we have experienced higher income from retained interests in credit card receivables securitized during the second quarter of 2004 as contrasted with the second quarter of 2003.

The expected decrease in year-to-date total income from retained interests in credit card receivables securitized between 2003 and 2004 is attributable to the performance of our acquired Fingerhut retained interests (only $1.0 million and $2.8 million of Fingerhut pre-tax income from retained interests in credit card receivables securitized for the three and six months ended June 30, 2004 of Fingerhut, compared with $10.9 million and $76.3 million of Fingerhut pre-tax income from retained interests in credit card receivables securitized for the three and six months ended June 30, 2003), offset, however, by:

•        the performance of our retained interests in the Embarcadero Trust, the receivables underlying which we acquired during the third quarter of 2003 ($12.5 million and $23.9 million of pre-tax income for the three and six months ended June 30, 2004, respectively); and

•        improved performance of our retained interests in the originated portfolio master trust associated with (1) improved collection efforts with respect to the receivables underlying the trust, and (2) an improvement in the economy

For discussion of the third quarter 2003 Fingerhut retained interests exchange and our accounting for our investment in the Fingerhut retained interests, see Note 7, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements; as discussed in that note, we expect that the Fingerhut receivables will resume material cash flows to us (and associated income therewith) during the third quarter of 2004. The remaining excess cash flows that we expect to receive from the Fingerhut investment are currently estimated to be $120.0 million. We have no plans to re-securitize the receivables underlying the Fingerhut Trust. Accordingly, during the third quarter of 2004, we will resume on balance sheet ownership of these receivables at an approximately $0.0 carryover basis corresponding to our current basis in the Fingerhut retained interests. As we receive our expected $120.0 million in excess cash flows from the Fingerhut receivables, we essentially will be reporting into GAAP income all of the cash flows that we receive in any particular accounting period, along with income associated with amortization of a $35.1 million deferred gain included in retained interests in credit card receivables securitized on our consolidated balance sheet as of June 30, 2004.

Equity Method Investment in CSG

Under the equity method of accounting for our CSG investment, we recorded approximately $(0.2) million and $(0.4) million of pretax loss and $13.6 million and $27.9 million of pretax income during the three and six months ended June 30, 2004 and 2003, respectively. This change relates to the anticipated principal balance trigger that occurred, and hence, the early amortization that began during the second quarter of 2003 for the securitization facility underlying the CSG Trust, the retained interest in which was the principal income-earning asset of CSG during the second quarter of 2003. While we received distributions from CSG through June 2003, the occurrence of the trigger event has caused CSG to cease its cash distributions to us, and distributions will not resume for the foreseeable future. Accordingly, all significant income from our equity-method investment will cease until the distributions resume. The occurrence of this trigger event should not impact, however, our expected future cash flows associated with our servicing of the CSG Trust receivables or our investment in CSG Trust notes.

Servicing Income and Fees and Other Income

The remaining components of our other operating income (i.e., beyond the income from retained interests in credit card receivables securitized and equity in income of equity-method investee items discussed above) are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Servicing income	$19,515	$24,863	$44,813	$52,529
Fees on securitized receivables	18,509	20,746	39,803	40,137
Other fees	27,146	214	43,922	215
Recoveries of previously charged off receivables	13,031	13,375	26,987	17,013
Ancillary product revenue	1,702	1,636	2,757	3,498
Interchange fees	4,185	3,288	7,368	6,400
Fees and other income	$64,573	$39,259	$120,837	$67,263

Our servicing income is typically based on negotiated servicing rates applied to the principal balances of the receivables that we manage on behalf of our securitization trusts. Fundamentally, the decline in servicing income between 2003 and 2004 results from reductions in managed receivables balances underlying the CSG and Fingerhut trusts (and notwithstanding our current efforts to again grow our originated portfolio master trust receivable, net year-over-year reductions in those managed receivables), partially offset, however, by our management of additional receivables balances associated with our third quarter 2003 Embarcadero Trust securitization transaction.

Unless we acquire additional receivables portfolios and securitize them or acquire additional retained interests in existing securitization structures, our servicing income should gradually decline during the remainder of 2004 as we liquidate the receivables underlying the Fingerhut, CSG and Embarcadero trusts. We do not anticipate that servicing income associated with our planned growth of receivables in the originated portfolio master trust will be sufficient to fully offset the servicing income reductions that we anticipate associated with these other trusts.

Fees and other income have risen in 2004 based on the strength of our fee income generated within the Embarcadero Trust receivables, with respect to our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, and with respect to our new stored-value card and micro-lending activities. These fees and other income increases were partially offset, however, by relative reductions in managed credit card receivables levels between 2003 and 2004. We expect future quarter-over-quarter growth in our fees and other income category as we continue to grow our originated portfolio master trust receivables, our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, and our stored-value card and micro-lending activities.

Other Operating Expense

Other operating expense consists of the following for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and benefits	$5,127	$4,428	$10,403	$8,769
Card and loan servicing	36,874	37,447	74,861	79,851
Marketing and solicitation	9,030	2,827	14,729	4,414
Depreciation	3,959	3,905	7,952	7,770
Other	10,857	8,685	20,772	17,224
Total other operating expense	$65,847	$57,292	$128,717	$118,028

The increase in other operating expense for the three and six months ended June 30, 2004, versus the same periods for 2003 reflects investments (e.g., salaries and benefits associated with new hiring, capital expenditures resulting in greater depreciation levels and marketing and solicitation) that we are making to renew growth in the receivables underlying our originated master trust and to diversify into other complementary products and services (like our new stored-value card offering and micro-lending products) that we can market to our sub-prime and un-banked customer base. Notwithstanding the higher expense levels associated with these efforts, we have realized reductions in card and loan servicing expenses, which have declined along with the expected decline in our managed credit card receivables between the second quarter of 2003 and the second quarter of 2004. While our credit card servicing costs have been trending down in recent months along with the decline in our managed receivables, this downward trend is also reflective of our renegotiation of certain vendor servicing rates, other cost-cutting initiatives and lower overall delinquencies.

As we see the results of our renewed marketing efforts to grow the number of accounts and the associated receivables levels within the originated portfolio master trust, we anticipate that the current downward trends in monthly card and loan servicing costs will eventually reverse as growth in the receivables underlying the originated portfolio master trust outstrips the reductions in receivables levels within the originated master trust portfolio, Embarcadero, CSG and Fingerhut trusts. As we continue to aggressively market our largely fee-based product offering to consumers at the lower end of the FICO scoring system, our traditional credit card offering within our originated portfolio master trust, our stored-value card offerings and micro-lending products, we expect a continued trend of heightened marketing and solicitation costs throughout 2004.

The other expense category above includes professional fees, net occupancy costs, ancillary product expense, card-related fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. These expenses have generally increased incrementally because we are adding infrastructure to support our growth and diversification into other sub-prime products and services complementary to our traditional credit card activities. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards, including identity theft and purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.02% of our average managed receivables in any given year.

Minority Interest

The 37.5% ownership interest of the Merrill Lynch affiliate in Embarcadero is reflected as a minority interest in our operating results. The $6.8 million and $13.0 million recorded for the three and six months ended June 30, 2004, respectively, reflects Merrill Lynch’s portion of the Embarcadero results of operations. Prior to the third quarter of 2003, we did not have any minority interest.

Income Taxes

Our effective tax rate was 37.6% for both the three and six months ended June 30, 2004, while it was 35.4%, and 35.8% for the three and six months ended June 30, 2003, respectively. The increase is reflective of our growth and expansion into several new jurisdictions in which we are subject to various state income taxes.

Selected Receivables Data

As noted above, our credit card securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

Various references within this report are to our managed receivables, which include our non-securitized receivables, as well as the receivables underlying our off balance sheet securitization facilities. Performance metrics and data based on these aggregate managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the aggregate of the portfolios of receivables reflected on our balance sheet and underlying our securitization facilities. In allocating the our resources and managing our business, management relies heavily upon financial data and results prepared on a so-called “managed basis.” It is also important to analysts, investors and others that we provide selected metrics and data on a managed basis because this allows a comparison of CompuCredit to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in our securitization facilities.

Managed receivables data assumes that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and presents the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires recognition that substantially all of our credit card receivables had been sold in securitization transactions as of June 30, 2004; this reconciliation requires the removal of all but $96.8 million of the managed receivables data from our books and records to yield only $96.8 million of loan and fee receivables and associated statistics under GAAP, coupled with the recording under GAAP of our retained interests in various securitization structures.

The information in the following tables is presented to reflect only the receivables, or portions thereof, in which we have an economic interest—that is, the receivables underlying our interest in Company-arranged securitizations (e.g., 100% of the credit card receivables of the originated portfolio master trust and 62.5% of the credit card receivables underlying the Embarcadero Trust, which reflects our ownership percentage in Embarcadero), the credit card receivables associated with retained interests that we have acquired (e.g., from Federated in 2002), 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG) and the $96.8 million of receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our micro-lending activities which have not been securitized—together, our “managed receivables” as discussed above. For example, we have included 50% of the managed receivables underlying the CSG Trust because we have a 50% economic interest in CSG, which owns the retained interest in the CSG Trust. CSG’s cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income (other than with respect to our servicing fee, which we earn with respect to 100% of the receivables underlying the CSG Trust) are dependent upon only 50% of the managed receivables.

We provide the selected credit card data included within this section so that readers can evaluate our performance as a servicer with respect to the portfolios of credit card and loan and fee receivables that we manage. As noted above, performance metrics and data based on these managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the aggregate of the portfolios of receivables reflected on our balance sheet and underlying our off balance sheet securitization facilities, as well as to any comparison of our Company to others within the specialty finance industry.

The period-end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Also, because acquisition prices for previously charged off credit card receivables range from less than a penny to just a few pennies to the dollar of the face amount of the receivables, we exclude from the period-end and average managed receivables data the face amount of the previously charged off credit card receivables that our subsidiary, Jefferson Capital, acquires. The recovery income from Jefferson Capital’s recovery operations (like that of our excluded late-delinquency-stage receivables at acquisition) has been included within the numerator of the other income ratio computation. Likewise, the costs associated with pursuing these recoveries are included within the numerator of the operating ratio computation. For a more detailed discussion of the rationale for both of these exclusions from our managed receivables data, see the “Selected Credit Card Data” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

	At or for the Three Months Ended
	2004		2003				2002
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(In thousands; percentages annualized)
Period-end managed receivables	$1,959,811	$2,090,644	$2,340,898	$2,518,822	$2,242,542	$2,470,041	$2,795,888	$3,028,500
Period-end managed accounts	2,222	2,276	2,416	2,637	2,707	3,169	3,562	4,070
Average managed receivables	$2,007,406	$2,219,537	$2,419,674	$2,469,194	$2,359,513	$2,636,728	$2,912,482	$3,090,254
Net interest margin	20.2%	19.9%	22.1%	22.4%	18.4%	17.8%	17.1%	21.4%
Other income ratio	11.1%	8.9%	7.3%	7.3%	7.3%	5.9%	6.0%	6.2%
Operating ratio	11.3%	10.0%	8.3%	8.8%	8.5%	8.4%	8.3%	8.0%

The following are definitions related to the table above:

•        Net interest margin represents an annualized fraction, the numerator of which includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases (discussed in more detail in the “Selected Credit Card Data” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003), less interest expense as well as accrued finance charge and late fee charge offs, and the denominator of which is average managed receivables;

•        Other income ratio represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), stored-value card fees (including transaction fees and monthly maintenance fees), and micro-lending fees (including lending, marketing and servicing fees), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus recoveries of acquired defaulted receivables, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin), and the denominator of which is average managed receivables; and

•        Operating ratio represents an annualized fraction, the numerator of which includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust and the Embarcadero Trust, other than marketing and solicitation and ancillary product expenses, and the denominator of which is average managed receivables.

We note that the net interest margin and operating income ratios for all prior periods reflect a reclassification of all fee charge offs (with the exception of late fees) as an offset to the operating income ratio, rather than the net interest margin. Given the growth that we have experienced and will continue to experience with respect to our largely fee-based card offering to consumers at the lower end of the FICO scoring system, this classification became necessary during the current quarter to better match fee charge offs against their respective income components.

Our net interest margins are influenced by a number of factors, including (1) the level of accrued finance charges and late fees billed, (2) the weighted average cost of funds within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our accrued finance charge and late fee charge offs. On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. Given the seasoning of the Embarcadero portfolio that has occurred since its acquisition in the third quarter of last year, we are seeing greater stability in our net interest margins. We saw modest improvements in the second quarter and may see further improvements throughout the year based on repricing, the effects of expected account additions within the originated portfolio master trust, and general improvements in the economy and the ability of our consumers to repay their obligations (i.e., resulting in fewer finance charge and late fee charge offs).

The other income ratio increased during the second quarter of 2004 relative to the first quarter due to:

•        higher fee income associated with our credit card product offering to consumers at the lower end of the FICO scoring system;

•        new fees associated with our stored-value card product offering, which we rolled out during the first quarter of 2004; and

•        new lending, marketing and servicing fees associated with our micro-lending product offerings, which we rolled out in earnest during the second quarter of 2004.

This increase was partially offset, however, by:

•        a decrease in ancillary product revenue given that we have not yet begun to see the positive effects on ancillary product revenue of our renewed growth in accounts and receivables underlying the originated portfolio master trust; and

•        lower fees (principally over-limit and interchange) from our managed receivables within the originated portfolio master trust and the CSG Trust.

The investments we are making in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system and our other complementary sub-prime financial service-related activities and products (e.g., our stored-value card product and micro-lending activities) are expected to cause further growth in our other income ratio during the remainder of 2004 and beyond. We also expect these investments to increase our operating ratio. These respective ratios should rise because some of our complementary products and activities (e.g., our stored-value card offering) are not expected to produce a corresponding increase in our average managed receivables denominator used in these ratio calculations. Finally, with new account additions, we should see an increase in ancillary product revenues as a component of our other income ratio.

Asset Quality

Our delinquency and charge off data at any point in time reflects the credit performance of our managed receivables. The average age of our credit card and loan accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card account portfolio also affects the stability of our delinquency and loss rates.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of our credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect From Our Customers?” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2003.

The discussion below focuses on the change in our delinquency and charge off data as of and for the three months ended June 30, 2004.

Delinquencies.   Delinquencies have the potential to impact net income in the form of net credit and loan losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the minimum payment is not received by the specified date on the customer’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See the “Charge offs” discussion as well.

The account management strategies that we use on our portfolio are intended to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. Examples of management strategies include conservative credit line management, purging of inactive accounts and collection strategies (described under the heading “How Do We Collect From Our Customers?” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2003) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

The following table presents the delinquency trends of our credit card receivables on a managed receivables portfolio basis:

	At or for the Three Months Ended
	2004		2003				2002
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Receivables delinquent:
30 to 59 days past due	$84,474	$71,108	$104,380	$118,300	$111,452	$99,723	$155,615	$155,897
60 to 89 days past due	60,780	58,188	79,347	87,205	74,330	80,234	105,966	120,868
90 or more days past due	126,505	160,055	200,965	187,526	162,463	247,903	282,685	252,800
Total 30 or more days past due	$271,759	$289,351	$384,692	$393,031	$348,245	$427,860	$544,266	$529,565
Total 60 or more days past due	$187,285	$218,243	$280,312	$274,731	$236,793	$328,137	$388,651	$373,668
Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.3%	3.4%	4.5%	4.7%	5.0%	3.9%	5.6%	5.1%
60 to 89 days past due	3.1	2.8	3.4	3.5	3.3	3.3	3.8	4.0
90 or more days past due	6.5	7.7	8.6	7.4	7.2	10.0	10.1	8.3
Total 30 or more days past due	13.9%	13.9%	16.5%	15.6%	15.5%	17.2%	19.5%	17.4%
Total 60 or more days past due	9.6%	10.5%	12.0%	10.9%	10.5%	13.3%	13.9%	12.3%

The increases in our 30 to 59 and 60 to 89 days past due delinquency rates since March 31, 2004 reflect seasonal trends under which we typically experience higher payments, and hence lower delinquencies, during the first quarter of each year. As we move into the third quarter, we will see some of these delinquencies roll into the 90 or more days past due delinquency category. Nevertheless, a comparison of our lower across-the-board delinquency levels as of June 30, 2004 to those as of June 30, 2003 supports our belief that we are seeing credit quality improvements within each of our portfolios.

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

•        Net charge offs include only the principal amount of losses, net of recoveries (and they exclude accrued finance charges and fee charge offs, which are charged against the related income item at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses); and

•        Adjusted charge offs apply a discount related to the credit quality of acquired portfolios to offset a portion of actual net charge offs. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices relates to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the expected future principal cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.)

We generally charge off credit card receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer’s bankruptcy or death. In some cases of death, however, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full. Other loans and fees receivable generally are charged off when they become contractually 90 days past due.

The following table presents the charge off data for all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted for minority interest in the case of the Embarcadero managed receivables so as to include only our 62.5% share), our 50% share of the managed receivables of CSG, our equity-method investee, and the $96.8 million face amount of receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our micro-lending activities, which have not been securitized.

	2004		2003				2002
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Gross yield ratio	29.5%	30.3%	31.3%	32.1%	33.0%	33.5%	34.0%	32.4%
Combined gross charge offs	$141,066	$165,815	$169,482	$161,746	$206,451	$240,336	$248,919	$182,964
Net charge offs	$74,482	$87,331	$90,446	$95,629	$123,062	$133,666	$123,877	$71,621
Adjusted charge offs	$44,329	$45,294	$47,304	$54,798	$64,744	$67,180	$67,193	$64,080
Combined gross charge off ratio	28.1%	29.9%	28.0%	26.2%	35.0%	36.5%	34.2%	23.7%
Net charge off ratio	14.8%	15.7%	15.0%	15.5%	20.9%	20.3%	17.0%	9.3%
Adjusted charge off ratio	8.8%	8.2%	7.8%	8.9%	11.0%	10.2%	9.2%	8.3%

The principal factor contributing to the lower gross yield ratio experienced during the first and second quarters of 2004 is our improved across-the-board delinquency rates within each of our managed receivables portfolios. Lower delinquencies have translated directly into lower late fee billings. Observations with respect to the remaining categories in the above table are as follows:

•        The significant decline in combined gross charge offs and the combined gross charge off ratio reflects credit quality improvements within our portfolios and also corresponds to some degree with our lower first quarter of 2004 delinquencies;

•        Both credit quality improvements within our portfolios and our lower first quarter of 2004 delinquencies contributed to lower net charge offs and adjusted chargeoffs, as well as a lower net charge off ratio;

•        Our adjusted charge off ratio rose because, given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based card offering to consumers at the lower end of the FICO scoring system and given purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables; and

•        The above table indicates a substantial drop in finance charge and fee charge offs relative to principal charge offs; this corresponds principally with the seasonal effects of lower first quarter 2004 delinquencies. As delinquencies fall, there are far fewer late fees billed which could ever potentially charge off.

Liquidity, Funding and Capital Resources

At June 30, 2004, we had approximately $49.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•        During the first six months of 2004, we generated $6.0 million in cash flow from operations, compared to generating $73.8 million in cash flow from operations during the first six months of 2003. The $67.8 million decrease is due primarily to (1) our higher first quarter 2004 payment on our federal income tax liability, and (2) costs associated with our new 2-year variable funding securitization facility within the originated portfolio master trust, as well as the new 10-year amortizing term securitization facility within the Embarcadero Trust.

•        During the first six months of 2004, we used $94.6 million of cash in investing activities, compared to our use of approximately $96.1 million of cash in investing activities during the first six months of 2003. The $1.5 million decrease is due primarily to our reduced net use of collections received from cardholders in meeting collateral, principal amortization and principal funding account deposit requirements in the first and second quarter of 2004 relative to the first and second quarter of 2003, offset by our acquisition of the First American assets in the second quarter.

•        During the first six months of 2004, we generated $27.5 million in cash from financing, compared to generating $2.2 million in cash in financing activities during the first six months of 2003. The $25.3 million increase in generated cash flow is primarily due the proceeds from borrowings used to acquire the First American assets offset by purchases of treasury stock.

The reduction in our June 30, 2004 unrestricted cash balance to $49.6 relative to the $69.3 million level at March 31, 2004 and the $100-plus million levels experienced at quarter ends throughout 2003 reflects our focus in 2004 on reducing the levels of our draws against our available variable funding and conduit facilities within our originated portfolio master trust so as to minimize the costs of funds that flow through to affect our income from retained interests in credit card receivables securitized. To avoid incurring costs on funds not currently needed to fund investments or operations, we have focused in 2004 on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs. Given the completion of our new $1.25 billion 2-year variable funding facility in January of 2004, we are confident in our ability to draw additional cash from this facility (as well as our other facilities) to meet our liquidity needs as they arise during 2004. As of June 30, 2004, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $116.6 million against our existing securitization facilities; as of July 15, 2004 (based on the July 15, 2004 pay-off of our 3-year senior-subordinated 2001 term issuance), this amount had risen to $171.5 million.

On August 1, 2003, we purchased a 62.5% interest in Embarcadero Holdings for $26.5 million in cash. As noted previously, Embarcadero Holdings was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred through Embarcadero to the Embarcadero Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. Under the terms of a new 10-year amortizing term securitization facility issued out of the Embarcadero Trust in January 2004, we began to receive cash flows (beyond our compensation for servicing the portfolio) during the second quarter of 2004.

As noted above, during the first quarter of 2004, we completed a two-year securitization facility with Merrill Lynch that was issued out of the originated portfolio master trust. This securitization facility provides for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that in management’s opinion is sufficient to allow us to begin to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. In connection with this new securitization facility, we issued to the investor a warrant to acquire up to 2.4 million shares of our common stock at a strike price of $22.45.

During 2004, we have evaluated, and will continue to evaluate, various opportunities to expand our sub-prime product offerings via new organic growth initiatives (like our stored-value card initiative) and acquisitions. During the second quarter of 2004, we acquired substantially all of the assets of First American, a sub-prime lender, for approximately $108.9 million, including transaction costs. We financed the acquisition with $55.9 million of cash and $53.0 million of debt financing. We structured the First American acquisition through a new subsidiary, which serves as a holding company for the acquired First American operations. All of the debt financing associated with acquired First American operations is recourse only as to the acquired assets and operations of First American. The $53.0 million of debt financing incurred in connection with the First American acquisition was financed under a $65 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Class A Term note; and (3) a $27.0 million Class B Term note. Each of the notes bears interest at rates varying monthly with either prime interest rates or LIBOR (at our election), with spreads above prime or LIBOR being based on the leverage ratios for First American’s operations. As of June 30, 2004, the Class A Term and Class B Term interest rates were 9.0% and 14.5%, respectively. The notes have required quarterly repayments beginning in January 2006 of $2 million; any prepayments by us are to be applied first against the principal balances outstanding on the Class A Term note. The revolving credit facility and swing-line facility each bear interest at the same rates as the Class A Term note. The revolving credit facility, swing-line facility and term loans mature in December 2006, with a one-year extension available at our option (subject, however, to the achievement of certain leverage ratios). As of June 30, 2004, $1.3 million was outstanding under the revolving credit facility.

Another potential use of cash in 2004 may arise in connection with our Series A and B preferred stock issuances. To date, we have paid the dividends on our Series A and B preferred stock in additional shares of preferred stock. If, beginning on December 17, 2003 and measured on the 17th of each following March, June, September and December, the volume-weighted share price of the common stock for the immediately preceding 20 trading days is less than 106% of the corresponding volume-weighted share price of the common stock for the immediately preceding three-month period, then the holders of the preferred stock can require us to pay the Series A and B preferred stock dividends in cash. If this occurs, it will require approximately $1.2 million in cash per quarter.

In the third quarter of 2002, our Board of Directors authorized a program under which we are authorized to repurchase up to 5 million shares (approximately 10 percent of the outstanding shares) of our outstanding common stock. We repurchased 1,023,600 shares during the second quarter of 2004 for approximately $18.2 million and, to date through the end of the second quarter, we have purchased 1,896,500 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent that we believe that the repurchase of our stock represents the best return of capital, we will repurchase additional shares of our stock.

During the remainder of 2004, we will continue our efforts to acquire other credit card receivables portfolios and our expansion into complementary product and service offerings to our sub-prime consumer market, both through organic growth and through acquisitions. Subsequent to the second quarter of 2004, we acquired a sub-prime lender for $33.9 million including transaction costs; this acquisition will allow for further expansion of our micro-lending activities. We financed this acquisition with $17.4 million of cash and $16.5 million of debt financing. While we anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund potential acquisitions during 2004, and while these acquisitions may require the use of material amounts of cash or may require us to incur material acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2004.

For more on our uses of cash, see the “Liquidity, Funding, and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2003.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of June 30, 2004, we had total securitization facilities of $2.8 billion and had used approximately $1.5 billion of these facilities. The weighted-average borrowing rate on these facilities at June 30, 2004 was approximately 3.0%.The maturity terms of our securitizations vary.

For more on our securitization facilities and practices, see the “Securitization Facilities” section of our Annual Report on Form 10-K for the year ended December 31, 2003 and Note 7, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements included herein.

In the table below, we have noted the securitization facilities, including a structurally subordinate facility, (along with their maturity dates) with respect to which substantially all our managed credit card receivables served as collateral as of June 30, 2004. Following the table are further details concerning each of the facilities.

Maturity date	Facility limit(1)
(Dollars in millions)
July 2004(2)	$441.5
August 2004(3)	17.7
September 2004(4)	673.5
January 2006(5)	1,250.0
January 2014(6)	362.9
Total	$2,745.6

(1)          Excludes securitization facilities related to receivables managed by CSG because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the consolidated statement of operations or consolidated balance sheet items included herein.

(2)          Represents the principal payment date of a $441.5 million three-year term facility. In October 2003, we began accumulating payments to redeem $432.5 million of notes in July 2004, which did in fact occur on July 15, 2004. In October 2003, we began to fund a principal funding account, the monthly deposits into which we were able to draw against at defined advance rates pursuant to an underlying structurally subordinate (or “paired” series) facility. From the date of its issuance through June 30, 2004, we have drawn $309.2 million from this structurally subordinate facility (the “Paired Series”). Also on July 15, 2004, the remaining $9 million of the $441.5 million notes that were not subject to the accumulation period requirement were also redeemed.

(3)          Represents the final principal payment date for the $17.7 million of bonds, which were outstanding under an amortizing 2003-1 Series issued out of the Fingerhut Trust prior to their redemption early during our third quarter of 2004.

(4)          Represents the end of the revolving period for a $306.0 million conduit facility (the “September 2004 Facility”) and the maturity date for the $367.5 million Paired Series discussed in (2) above.

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

For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the retained interests that we acquired in 2002 and that CSG acquired in 2002—both of which were contemplated in connection with our establishment of purchase prices for the respective acquisitions. In March of 2003, the credit card receivables underlying the Original Fingerhut Trust dropped below a minimum receivables balance threshold, thereby causing the series issued by the Original Fingerhut Trust to begin an early amortization period. This early amortization event was made irrelevant, however, by the Fingerhut retained interests exchange during the third quarter of 2003, which resulted in $27.3 million of net proceeds to us during this quarter as well as an increase in our ongoing servicing compensation to an adequate level; see Note 7, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements for further details. Also, due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June of 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held.

Finally, while we have never triggered an early amortization within any of the series underlying our originated portfolio master trust securitization and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within this trust. Early amortization for any of the originated portfolio master trust securitization series would have adverse effects on our liquidity, certainly during the early amortization period and potentially beyond repayment of any such series because potential investors could tend to shy away from future CompuCredit-backed issuances.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no new material commitments entered into since that report other than:

•        In January 2004, as discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2003, we completed a two-year securitization facility with Merrill Lynch that was issued out of the originated portfolio master trust and a new Embarcadero ten-year amortizing term facility;

•        During the second quarter of 2004, we undertook $53.0 million of debt financing incurred in connection with the First American acquisition. This $53.0 million was financed under a $65 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Class A Term note; and (3) a $27.0 million Class B Term note.

•        Subsequent to the second quarter of 2004, we undertook $16.5 million of debt financing incurred in connection with an acquisition of another sub-prime lender. A seller note represents $5.0 million of this debt financing. The remaining $11.5 million was financed under the same $65 million syndication of commitments underlying our earlier First American acquisition, amended to increase the Class A Term note by $5 million and to increase the Class B Term note by $4.5 million. As such, the $11.5 million of debt financing is represented by: (1) $2 million drawn against the $10.0 million revolving credit facility; (2) a $5 million Class A Term note; and (3) a $4.5 million Class B Term note.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any amounts being paid by us. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2003, we discuss the two areas, valuation of retained interests and non-consolidation of qualifying special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 7, “Off Balance Sheet Arrangements” to the condensed financial statements included in this report, we updated a portion of our sensitivity analysis with respect to valuations.

Related Party Transactions

During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the six months ended June 30, 2004 for the sublease was approximately $0.1 million. Additionally, entities owned by Frank J. Hanna, Jr. provide certain collection services to us and rent to us a plane for business usage at market rates for which we paid approximately $0.2 million and $0.4 million, respectively, during the six months ended June 30, 2004.

See Note 2, “Significant Accounting Policies,” for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by us.

Forward-Looking Information

All statements in this quarterly report concerning our operating, earnings and liquidity expectations for 2004 and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”) are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003:

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

(2)   We are substantially dependent upon securitizations and other borrowed funds in order to fund the credit card receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of credit card receivables or it may be more expensive for us to do so. In addition, a portion of our credit card receivables cannot be financed through securitizations because of advance rate limitations and must be financed through equity that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions, and recently has been both expensive and difficult to obtain.

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

(5)   We operate in a heavily regulated industry. Changes in bankruptcy, privacy or other consumer protection laws may adversely affect our ability to collect credit card account and other loan and fee balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes could adversely affect our ability to market credit cards, stored-value cards, micro-loans or other products and services to our customers.

(6)   The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules.

(7)   We routinely explore various opportunities to grow our business, including the purchase of credit card receivable portfolios and other businesses. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.

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

At June 30, 2004, a substantial portion of our managed credit card receivables, including those related to our investment in the CSG Trust, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.0% at June 30, 2004), subject to interest rate floors. At June 30, 2004, approximately $370.9 million of our total managed receivables were priced at their floor rate, and $297.7 million of these receivables were closed and therefore ineligible to be repriced. The remaining $73.2 million of these receivables that were priced at their floor rate at June 30, 2004 represented market interest rate risk to us to the extent that the floor rate is in excess of the rate that would exist for the receivables if no floor rate were in effect. Assuming that we were not successful in repricing any of these receivables, a 10% increase in commercial paper rates or LIBOR would have an approximate $0.5 million after-tax negative impact on our annual cash flows.

We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 4.          CONTROLS AND PROCEDURES

(a)   Disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at meeting their objectives.

(b)   Internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table provides information with respect to purchases we made of our common stock during the first half of our 2004 fiscal year:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2003	872,900	$5.25	872,900	4,127,100
May 2004	722,100	$17.69	722,100	3,405,000
June 2004	301,500	$17.92	301,500	3,103,500
Total	1,896,500	$17.76	1,896,500	3,103,500

(1)          Under the repurchase program authorized by the Board of Directors, the Company is authorized to repurchase up to 5 million shares of its outstanding common stock.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on May 5, 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. The matters submitted to a vote and the results thereof are set forth below.

(1)         Proposal to elect eight directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	42,627,602	1,129,997
Richard W. Gilbert	42,514,236	1,243,363
Frank J. Hanna, III	42,583,997	1,173,602
Richard R. House, Jr.	42,513,770	1,243,829
Gregory J. Corona	42,708,691	1,048,908
Deal W. Hudson	42,780,008	977,591
Mack F. Mattingly	43,311,784	445,815
Thomas G. Rosencrants	43,130,757	626,842

(2)         The holders of the Series A Preferred Stock submitted a unanimous written consent re-electing Nicholas B. Paumgarten as the Series A Director.

(3)         Proposal to approve CompuCredit’s 2003 Stock Option Plan.

For	Against	Abstain
40,264,549	1,502,998	19,424

(4)         Proposal to approve CompuCredit’s 2004 Restricted Stock Plan.

For	Against	Abstain
40,236,251	1,537,936	12,783

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.16 (a)	Asset Purchase Agreement I by and among Valued Services Acquisitions Company LLC, certain sellers and guarantors, dated as of April 9, 2004	Filed herewith
10.16 (b)	Asset Purchase Agreement II by and among Valued Services Acquisitions Company LLC, certain sellers and guarantors, dated as of April 9, 2004	Filed herewith
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

(b)          Reports on Form 8-K

During the quarter ended June 30, 2004, we filed four current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
April 15, 2004	7 and 12	None
May 4, 2004	7 and 12	None
May 17, 2004	7 and 12	None
June 16, 2004	7 and 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CompuCredit Corporation
August 3, 2004	By	/s/ J.Paul Whitehead, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)