Form 10-Q
period 2004-09-30
COMPUCREDIT CORP
filed 2004-11-02
CIK 1068199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For The Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, there were 45,801,614 outstanding shares of CompuCredit’s Common Stock, no par value (the “Common Stock”).

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
September 30, 2004

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$46,481	$110,605
Restricted cash	10,255	11,921
Retained interests in credit card receivables securitized	578,342	538,961
Amounts due from securitization	7,624	4,199
Loans and fees receivable, net	82,298	16,271
Deferred costs, net	32,786	7,750
Software, furniture, fixtures and equipment, net	29,129	24,307
Investment in equity-method investee	5,971	6,577
Investments in previously charged off receivables	13,896	13,960
Investments in debt securities	17,984	15,007
Intangibles	11,314	—
Goodwill	100,686	—
Prepaid expenses and other assets	10,394	11,797
Total assets	$947,160	$761,355
Liabilities
Accounts payable and accrued expenses	$35,929	$26,436
Notes payable	75,469	1,945
Deferred revenue	6,317	9,895
Deferred gain on Fingerhut receivables	29,927	—
Income tax liability	99,447	96,491
Total liabilities	247,089	134,767
Minority interests	57,931	52,575
Shareholders’ equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 25,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	32,157	29,816
Series B preferred stock, 10,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	13,117	12,181
Common stock, no par value, 150,000,000 shares authorized:
48,018,242 and 47,885,506 issued at September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	253,570	250,943
Treasury stock, at cost, 2,248,500 and 872,900 shares at September 30, 2004 and December 31, 2003, respectively	(28,459)	(4,586)
Deferred compensation	(354)	(593)
Warrant	16,498	—
Retained earnings	355,611	286,252
Total shareholders’ equity	642,140	574,013
Total liabilities and shareholders’ equity	$947,160	$761,355

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income	$13,926	$3,156	$33,123	$5,942
Interest expense	(1,951)	(130)	(2,722)	(6,409)
Provision for loan losses	(27,221)	(2,280)	(51,221)	(2,378)
Net interest (expense) income after provision for loan losses	(15,246)	746	(20,820)	(2,845)
Other operating income:
Securitization income	1,651	31,385	1,651	31,385
Income from retained interests in credit card receivables securitized	33,609	80,771	69,602	136,192
Servicing income	15,693	21,303	60,506	73,832
Fees and other income	117,553	41,747	238,390	109,010
Equity in (loss) income of equity-method investee	(169)	(269)	(606)	27,639
Total other operating income	168,337	174,937	369,543	378,058
Other operating expense:
Salaries and benefits	5,744	5,619	16,147	14,388
Card and loan servicing	42,505	38,725	117,366	118,576
Marketing and solicitation	12,251	2,646	26,980	7,060
Depreciation	4,094	3,906	12,046	11,676
Other	21,347	9,108	42,119	26,332
Total other operating expense	85,941	60,004	214,658	178,032
Income before minority interests and income taxes	67,150	115,679	134,065	197,181
Minority interests	(7,131)	(26,938)	(20,178)	(26,938)
Income before income taxes	60,019	88,741	113,887	170,243
Income taxes	(21,007)	(31,221)	(41,236)	(60,358)
Net income	$39,012	$57,520	$72,651	$109,885
Net income attributable to common shareholders	$37,887	$56,496	$69,359	$106,647
Net income per common share—basic	$0.77	$1.12	$1.41	$2.15
Net income per common share—diluted	$0.75	$1.11	$1.39	$2.13

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2004

	Preferred	Common Stock		Additional Paid-In	Treasury	Deferred		Retained	Total Shareholders’
	Stock	Shares	Amount	Capital	Stock	Compensation	Warrant	Earnings	Equity
	(Dollars in thousands)
Balance at December 31, 2003	$41,997	47,885,506	$—	$250,943	$(4,586)	$(593)	$—	$286,252	$574,013
Exercise of stock options, including tax benefit	—	126,736	—	2,536	—	—	—	—	2,536
Preferred dividends	—	—	—	—	—	—	—	(3,292)	(3,292)
Accretion of preferred dividends	3,277	—	—	—	—	—	—	—	3,277
Issuance of warrant	—	—	—	—	—	—	16,498	—	16,498
Amortization of deferred compensation	—	—	—	—	—	330	—	—	330
Issuance of restricted stock	—	6,000	—	91	—	(91)	—	—	—
Purchase of treasury stock	—	—	—	—	(23,873)	—	—	—	(23,873)
Net income	—	—	—	—	—	—	—	72,651	72,651
Balance at September 30, 2004	$45,274	48,018,242	$—	$253,570	$(28,459)	$(354)	$16,498	$355,611	$642,140

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Operating activities
Net income	$72,651	$109,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,046	11,676
Amortization expense	2,146	4,139
Amortization of deferred gain and acquired servicing liability	(5,212)	(31,732)
Amortization of deferred compensation	330	315
Minority interests	20,178	26,938
Securitization income	(1,651)	(31,385)
Retained interests income adjustment, net	(5,178)	221,197
Loss or distributions in excess of income associated with equity-method investee	606	9,052
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease (increase) in restricted cash	1,718	(416)
Decrease (increase) in accrued interest and fees	5,618	(4,629)
Increase in amounts due from securitization	(3,425)	(47,040)
Increase in deferred costs	(23,253)	(14,568)
Increase in prepaid expenses and other assets	(1,598)	(1,640)
Increase in accounts payable and accrued expenses	7,103	731
Decrease in deferred revenue	(3,577)	(952)
Increase in income tax liability	4,453	37,859
Other	2,876	3,675
Net cash provided by operating activities	85,831	293,105
Investing activities
Net proceeds from investments in debt securities	948	1,203
Purchases of charged off receivables	(27,095)	(28,968)
Payments on charged off receivables	27,159	22,110
Acquisitions of sub-prime lenders’ assets	(135,790)	—
Net (purchases on) or payments from securitized receivables	(202,687)	(262,002)
Purchases on unsecuritized receivables	(240,571)	(7,207)
Payments from unsecuritized receivables	198,183	1,412
Purchases of credit card portfolios	(79,090)	(651,883)
Recoveries of receivables previously charged off	16,220	16,541
Net proceeds from securitization	73,853	621,860
Net decrease (increase) in retained interests in credit card receivables securitized	201,879	(39,316)
Purchases and development of software, furniture, fixtures and equipment	(19,007)	(4,831)
Net cash used in investing activities	(185,998)	(331,081)
Financing activities
Minority interests (distributions) contributions, net	(14,822)	15,689
Repayment of note issued to purchase stock	—	398
Proceeds from exercises of stock options	1,036	2,519
Purchases of treasury stock	(23,873)	(248)
Proceeds from borrowings	87,378	—
Repayment of short-term borrowings, net	(13,676)	(464)
Net cash provided by financing activities	36,043	17,894
Net decrease in cash	(64,124)	(20,082)
Cash and cash equivalents at beginning of period	110,605	120,416
Cash and cash equivalents at end of period	$46,481	$100,334
Supplemental cash flow information
Cash paid for interest	$757	$6,409
Cash paid for income taxes	$36,775	$22,500
Issuance of warrant	$16,498	$—
Note payable associated with capital leases	$7,516	$1,481
Notes payable associated with bond investment	$—	$6,185
Accretion of preferred stock dividends	$3,277	$3,248

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004

1. Organization and Basis of Presentation

General

The condensed consolidated financial statements include the accounts of CompuCredit Corporation and its consolidated subsidiaries (collectively, the “Company”). The Company is a provider of various credit and related financial services and products to, or associated with, the underserved (or sub-prime) and “un-banked” consumer markets. Historically, the Company has served this market through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both its originated accounts and its portfolio acquisitions. Because only financial institutions can issue general purpose credit cards, the Company has contractual arrangements with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. The Company markets to its cardholders other fee-based products including card registration, memberships in preferred buying clubs, travel services and credit life, disability and unemployment insurance. The Company has recently expanded its product and service offerings to include the marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including retail branch locations, direct marketing, telemarketing and the Internet; these “micro-lending” activities began for the Company during the second quarter of 2004 principally through the Company’s acquisition of substantially all of the assets of another sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively “First American”). During the third quarter of 2004, the Company continued to expand its presence in this market through its acquisition of substantially all the assets of Venture Services of Kentucky, Inc. (“Venture Services”), which added approximately 166 branch locations. The Company also serves un-banked consumers through its offering of a stored-value (or debit) card through various retail branch locations.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized; additionally, estimates of future credit losses on the Company’s un-securitized loans and fees receivable have a significant impact on the provision for loan losses and loans and fees receivable, net. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. These condensed consolidated financial statements should be read in

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

conjunction with the notes to the consolidated financial statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2. Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the condensed consolidated financial statements:

Restricted Cash

The Company provides an irrevocable standby letter of credit agreement for $10.0 million to Columbus Bank & Trust, the financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that issued the letter of credit. Such cash has been disclosed as restricted cash on the face of the consolidated balance sheet. Additionally, as of December 31, 2003, the restricted cash balance included a portion ($1.9 million) of the servicing fee associated with the Embarcadero Trust (see Note 5, “Credit Card Receivables Acquisitions”) that was then contingent on the Company achieving certain milestones; these milestones were achieved, and the Company received these proceeds in January 2004. Restricted cash balances at September 30, 2004 also include cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with the Company’s new micro-lending activities.

Asset Securitizations

A significant majority of the Company’s credit card receivables are securitized. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although the Company continues to service the underlying credit card accounts and maintains the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in retained interests in credit card receivables securitized on the face of the consolidated balance sheet.

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

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

The retained interests for portfolios securitized by the Company are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). The estimates used to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of the Company’s control, and such estimates could materially change from quarter to quarter. Consequently, during the third quarter of 2004, the Company had a reduction in the residual cash flows discount rate used to value its I/O strips and retained interests based on new market conditions that became apparent as a result of its negotiation of two new term securitization facilities; the aggregated favorable pre-tax effect of this change was $21.7 million. (See Note 7, “Off Balance Sheet Arrangements,” for further discussion.)

Amounts due from securitization include payments recently received on the securitized receivables by the securitization structures that are due and payable to the Company within 30 days.

Loans and Fees Receivable, Net

Loans and fees receivable, net include receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, which have not been securitized, as well as receivables associated with the Company’s micro-lending activities; these receivables are shown net of deferred revenue and an allowance for uncollectible loans and fees. Because the Company has a zero basis in certain de-securitized Fingerhut receivables (see Note 4, “Fingerhut Trust and De-Securitization”), the Fingerhut receivables are not reflected within loans and fees receivable, net (or the tables or discussion thereof included herein).

The credit card receivables included within loans and fees receivable, net are derived principally from the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system and consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated life of a customer (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with the Company’s micro-lending activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

financial institution for which the Company provides services in the loan marketing and servicing areas. These loans and fees receivable are presented net of unearned fees in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

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

	Balance at December 31, 2003	Additions	Subtractions	Acquisition of Sub-prime Lenders (Note 6)	Balance at September 30, 2004
Loans and fees receivable, gross	$37.2	$329.0	$(264.0)	$29.6	$131.8
Deferred revenue	(13.8)	(36.1)	32.9	(2.3)	(19.3)
Allowance for uncollectible loans and fees	(7.1)	(51.2)	28.1	—	(30.2)
Loans and fees receivable, net	$16.3	$241.7	$(203.0)	$27.3	$82.3

Reflected in interest income on the consolidated statement of operations is $11.7 million, $27.3 million, $0.5 million and $0.5 million of finance charge income associated with these loans and fees receivable for the three and nine months ended September 30, 2004 and 2003, respectively. Reflected in fees and other income is $48.9 million, $92.8 million, $3.4 million and $3.6 million of fee income associated with these loans and fees receivable for the three and nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the weighted average remaining amortization period for the $19.3 million of deferred revenue reflected in the above table was 6.4 months.

Investments in Previously Charged Off Receivables

In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate state licenses and meeting the applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this subsidiary, the Company now pursues, competitively bids for and acquires previously charged off credit card receivables. A significant majority of the Company’s acquisitions of previously charged off credit card receivables during the first three quarters of 2004 and all but one of the acquisitions during 2003 have been from the securitization trusts underlying the Company’s retained interests investments. The Company is continually evaluating acquisition opportunities, but only at appropriate pricing. Further, the sales of the receivables serviced by the Company are subject to a strict competitive bid process involving other potential third-party portfolio purchasers to ensure that all acquisitions have been at fair market prices.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

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

The Company will use the cost recovery method for each particular static pool until such time that its experience with that pool is sufficient to justify use of the interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool’s effective interest rate) based on criteria communicated to the Company during 2003 by the Staff of the SEC.

For the three and nine months ended September 30, 2004, the following table shows a roll-forward of the Company’s investments in previously charged off receivables activities (in thousands of dollars):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Unrecovered balance at beginning of period	$16,691	$13,960
Acquisitions of defaulted accounts	5,377	27,095
Cash collections	(22,043)	(68,017)
Income recognized on defaulted accounts	13,871	40,858
Balance at September 30, 2004	$13,896	$13,896
Estimated remaining collections (“ERC”)	$64,491	$64,491

At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 68% of the ERC over the next twelve months, with the balance to be collected thereafter.

Investments in Debt Securities

In addition to the CSG Trust bonds held by the Company and discussed in its Annual Report on Form 10-K for the year ended December 31, 2003, the Company will periodically invest in the open market in debt securities that the Company feels will provide it with an adequate return on its investment. Generally, these bonds will be purchased outright or partially funded using existing margin accounts. The Company’s investments in bonds are generally classified as trading securities and are recorded at their net purchase price. However, applying the principles of Statement No. 115, the Company has classified all of its investment in the CSG Trust bonds as held to maturity. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company’s lack of a requirement for additional liquidity, management is of the opinion that held-to-maturity classification is appropriate.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

Intangibles

Intangible assets are amortized using the straight-line method over their estimated period of benefit of three years. For those intangible assets that were determined to have an indefinite benefit period, no amortization expense is recorded. The Company periodically (at least annually) evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment. See Note 6, “Sub-prime Lender Acquisitions,” for intangible balances and related information.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the First American and Venture Services assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. See Note 6, “Sub-prime Lender Acquisitions,” for goodwill balances and related information.

Notes Payable

As of September 30, 2004, the Company’s notes payable balances included $68.0 million of notes payable associated with the Company’s second and third quarter 2004 sub-prime lender acquisitions (see Note 6, “Sub-prime Lender Acquisitions”) and approximately $7.5 million of borrowings associated with certain vendor-financed acquisitions of software and equipment.

Treasury Stock

The Company’s Board of Directors has authorized a program to repurchase up to 10 million shares (approximately 21 percent of the outstanding total) of the Company’s outstanding common stock. Under the plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying condensed consolidated balance sheet as a reduction to shareholders’ equity. The Company repurchased 352,000 and 1,375,600 shares on the open market for approximately $5.7 million and $23.9 million during the three and nine months ended September 30, 2004, respectively. During the first quarter of 2003, the Company repurchased 40,000 shares on the open market for $0.2 million. No other shares were repurchased during 2003 or 2004. Treasury stock repurchases occurred during the following periods in 2004:

	For the nine months ended September 30, 2004
	Shares repurchased	Average price per share
	(In thousands)
Second Quarter	1,024	$17.71
Third Quarter	352	16.15
Total	1,376	$17.31

As part of the repurchase program, the Company has written and, contingent upon favorable market conditions, will continue to write put options in its own shares through the open market. The put options

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

allow the Company to settle the options in either stock or cash. The Company is currently obligated to purchase 500,000 shares under these put option contracts. As of September 30, 2004, none of these put options represented a liability to the Company based on the then existing share price.

Warrant

In connection with a securitization facility that was entered into during the first quarter of 2004, the Company issued to the investor a warrant to acquire 2.4 million shares of the Company’s common stock at a strike price of $22.45. The costs associated with this warrant were recorded within deferred costs, net, on the Company’s condensed consolidated balance sheet at fair value (approximately $16.5 million determined using the Black-Scholes model), and the initial deferred cost amount is being amortized as an additional component of expense over the two-year term of the securitization facility.

Stock Options

The Company has five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors during 2003 or 2004.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income attributable to common shareholders, as reported	$37,887	$56,496	$69,359	$106,647
Stock-based employee compensation expense determined under fair value basis, net of tax	(187)	(229)	(527)	(670)
Pro forma net income	$37,700	$56,267	$68,832	$105,977
Earnings per share:
Basic—as reported	$0.77	$1.12	$1.41	$2.15
Basic—pro forma	$0.76	$1.12	$1.40	$2.14
Diluted—as reported	$0.75	$1.11	$1.39	$2.13
Diluted—pro forma	$0.75	$1.10	$1.38	$2.12

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

The pro forma results may not be indicative of the future effect on the results of operations due to a variety of factors including the timing and number of awards. The following table summarizes the Black-Scholes value of the Company’s outstanding stock options on a per share basis, as well as the key assumptions used in the Black-Scholes model.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Fair value per share	$11.51	$5.90	$14.28	$4.24
Dividend rate	0.0%	0.0%	0.0%	0.0%
Risk free rate	3.4%	2.9%	3.0%	2.8%
Expected volatility	84.6%	53.5%	86.6%	75.2%
Expected life of options	5 Years	5 Years	5 Years	5 Years

The Company’s shareholders approved the new restricted stock plan at the 2004 annual meeting of shareholders. The Company believes that grants of restricted stock under this plan generally will be more effective than grants of stock options at aligning the interests of the grantees and with those of the Company’s shareholders. As a result, the Company expects to make restricted stock grants, rather than option grants, in most instances in the foreseeable future.

Fees and Other Income

Fees and other income consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Fees on securitized credit card receivables	$19,126	$24,362	$58,929	$64,499
Other fees	49,741	3,383	93,663	3,597
Income on de-securitized Fingerhut receivables	28,660	—	28,660	—
Recoveries of previously charged off receivables	13,871	10,922	40,858	27,936
Ancillary product revenue	1,817	(716)	4,574	2,782
Interchange fees	4,338	3,796	11,706	10,196
Total	$117,553	$41,747	$238,390	$109,010

Fees include (1) annual membership, over-limit, cash advance, returned check, activation, monthly maintenance, transaction and other fees associated with the Company’s card products and (2) various marketing, servicing, and lending fees associated with the Company’s new micro-lending activities. Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual membership and activation fees, are recognized as revenue when charged to the cardholder’s account. Annual membership fees are amortized into revenue on a straight-line basis over the cardholder privilege period, which is twelve months, and activation fees are recognized over the estimated

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

life of a customer (approximately one year). Direct receivables origination costs are amortized against fee income.

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

Recent Accounting Pronouncements

In June 2003, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a proposed Statement of Financial Accounting Standards entitled “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of Statement No. 140.” The Exposure Draft is a proposal that is subject to change and, as such, is not yet authoritative. The FASB intends to reissue this exposure draft during the first quarter of 2005. If the proposal is promulgated in its current form, it will amend and clarify Statement No. 140. Under the Exposure Draft, the renewal of certain commercial paper facilities underlying the Company’s securitizations could cause the Company to record on its books the assets and liabilities related to the securitizations.

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

In March 2004, the FASB issued an Exposure Draft for a proposed Statement of Financial Accounting Standards Statement to address the accounting for stock-based employee plans. The proposed statement, in its current form, would eliminate the ability to account for share-based compensation transactions using APB 25 and instead require that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement, in its current form, would result in income statement effects similar to what is currently disclosed using pro-forma financials (see the discussion under the caption “Stock Options” above) as allowed under Statement No. 123. The adoption of this proposed statement in its current form is not expected to have a material impact on the Company’s financial statements.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

3. Equity Method Investment in CSG, LLC

CSG, LLC (“CSG”) was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co., Salomon Smith Barney and a wholly owned subsidiary of the Company to acquire notes and a subordinated, certificated interest issued by a trust (“CSG Trust”) that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. Notwithstanding the Company’s repayment of this loan’s principal, the lender continues to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense.

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

The following represents condensed results of operations of CSG as of and for the three and nine months ended September 30, 2004:

As of September 30, 2004
(Dollars in thousands)
Retained interests in credit card receivables securitized	$1
Total assets	11,970
Total liabilities	28
Members’ capital	$11,942

	For the three months ended September 30, 2004	For the nine months ended September 30, 2004
	(Dollars in thousands)
Income from retained interests in credit card receivables securitized	$0	$0
Total other operating income	206	698
Net income	$(338)	$(1,212)

Retained interests purchased by CSG during 2002 are carried at the lower of amortized cost or fair market value. In accordance with Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), expected cash flows in excess of the costs of the purchased CSG retained interests are being amortized into income from retained interests in credit card receivables securitized using the effective interest method.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate compensation for servicing.

4. Fingerhut Trust and De-Securitization

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

During the third quarter of 2003, a third party acquired the Company’s retained interest in the Original Fingerhut Trust in exchange for $27.3 million and a retained interest in a new trust (the “Fingerhut Trust”), which owned a collateral security interest in the Original Fingerhut Trust. Subsequent to this third quarter 2003 transaction, the effective interest method of EITF 99-20 was used to record income associated with the Company’s retained interest in the new Fingerhut Trust; $5.9 million and $8.7 million of such pre-tax income is reflected in income from retained interests in credit card receivables securitized during the three and nine months ended September 30, 2004.

On August 15, 2004, the remaining debt underlying the Fingerhut Trust was repaid from cash collections within the trust through July 31, 2004. In accordance with Statement No. 140, the Company resumed accounting ownership of these Fingerhut receivables at an approximate $0.0 carryover basis corresponding to the Company’s then-existing basis in the Fingerhut retained interests. Accordingly, all cash collections received on these “de-securitized” Fingerhut receivables subsequent to July 31, 2004 are recognized into income as fees and other income on the Company’s condensed consolidated statements of operations. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $23.5 million for the three and nine months ended September 30, 2004. The remaining excess cash flows that the Company expects to receive from the de-securitized Fingerhut receivables through December of 2008 are currently estimated to be $129.0 million, with approximately 68% of such receivables expected to be collected in the next 12 months.

Prior to the pay-off of the Fingerhut Trust senior note holders on August 15, 2004, the Fingerhut Trust provided the Company with adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust. As such, the Company’s original servicing liability associated with the Original Fingerhut Trust was converted into a deferred gain upon the third quarter of 2003 Fingerhut retained interests exchange; this deferred gain balance was netted against retained interests in credit card receivables securitized in prior periods. Because of the de-securitization of the Fingerhut receivables during the third quarter of 2004, this deferred gain is now presented as a separate liability on the Company’s condensed consolidated balance sheet as of September 30, 2004. This deferred gain is being amortized into fees and other income on the Company’s condensed consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables; the income associated with amortization of this deferred gain totaled approximately $5.2 million for the three and nine months ended September 30, 2004.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

5. Credit Card Receivables Acquisitions

On August 27, 2004, the Company purchased a 75.1% interest in Bluestem Holdings, LLC (“Bluestem”) for approximately $3.9 million, including transaction costs. Bluestem was formed by an affiliate of Merrill Lynch and one of the Company’s wholly owned subsidiaries in connection with the acquisition of approximately $92 million (face amount) in credit card receivables. These receivables were then transferred to Goldenrod Funding, LLC (“Goldenrod”), a wholly owned subsidiary of Bluestem, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust (“Goldenrod Trust”), thereby resulting in securitization income of $1.7 million. (See Note 7, “Off Balance Sheet Arrangements,” for further discussion.) The assets and liabilities of Bluestem and Goldenrod, and their associated earnings from operations, are presented as part of the Company’s condensed consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate’s portion of the operations. The minority interest on the condensed consolidated statement of operations is not shown net of tax because Goldenrod is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Goldenrod Trust. In addition, Goldenrod is obligated to provide for the purchase of receivables in the unlikely event that the Goldenrod Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC (“Embarcadero Holdings”) for $26.5 million. Embarcadero Holdings was formed by an affiliate of Merrill Lynch and one of the Company’s wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to Embarcadero, LLC (“Embarcadero”), a wholly owned subsidiary of Embarcadero Holdings, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust (“Embarcadero Trust”), thereby resulting in securitization income of $31.4 million. (See Note 7, “Off Balance Sheet Arrangements,” for further discussion.) Embarcadero retained the subordinated, certificated interest originally issued by the Embarcadero Trust until the initial conduit facility underlying the securitization was replaced in January 2004 with a new 10-year amortizing term facility; Embarcadero now owns the subordinated, certificated interest underlying the new 10-year amortizing term facility. The assets and liabilities of Embarcadero Holdings and Embarcadero, and their associated earnings from operations, are presented as part of the Company’s consolidated financial statements with a minority interest being shown to reflect the Merrill Lynch affiliate’s portion of the operations. The minority interest on the condensed consolidated statement of operations is not shown net of tax because Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

6. Sub-prime Lender Acquisitions

During the second quarter of 2004, the Company acquired substantially all of the assets of First American, a complementary sub-prime lender, for approximately $108.9 million, including transaction costs. With over 300 retail branch locations, First American’s operations and footprint serve as the principal platform for the Company’s micro-lending activities.

During the third quarter of 2004, the Company acquired another complementary sub-prime lender, Venture Services, for approximately $33.9 million, including transaction costs. The acquisition of Venture Services added an additional 166 retail branch locations to the Company’s micro-lending base.

The Company financed both the First American acquisition and the Venture Services acquisition (the “Micro-Lending” acquisitions) with an aggregate of $73.3 million of cash and $69.5 million of debt financing. The Company structured the Micro-Lending acquisitions through a new subsidiary, which serves as a holding company for both operations. All of the debt financing associated with the acquisitions is recourse only as to the acquired assets and operations of the Micro-Lending acquisitions. Some $53.0 million of debt financing incurred in connection with the First American acquisition was financed under a $65.0 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3.0 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Term Loan A note; and (3) a $27.0 million Term Loan B note (collectively “the Term Loans notes”).

Subsequently, in connection with the closing of the Venture Services acquisition, the Term Loan A note was increased by $5.0 million to $28.0 million and the Term Loan B note was increased by $4.5 million to $31.5 million, resulting in total commitments of $74.5 million (including the $10.0 million revolving credit facility and the $5.0 million swing-line facility). Each of the Term Loan notes bears interest at rates varying monthly with either prime interest rates or LIBOR (at the election of the Company), with spreads above prime or LIBOR being based on the leverage ratios for the acquired operations. As of September 30, 2004, the Class A Term and Class B Term interest rates were 7.0% and 12.5%, respectively. The notes require quarterly repayments beginning in January 2006 of $2.4 million; any prepayments by the Company are to be applied first against the principal balances outstanding on the Class A Term note. The revolving credit facility and swing-line facility each bear interest at the same rates as the Class A Term note. The revolving credit facility, swing-line facility and term loans mature in December 2006, with an one-year extension available at the Company’s option (subject, however, to the achievement of certain leverage ratios). As of September 30, 2004, $3.5 million was outstanding under the revolving credit facility.

An additional $5.0 million in debt financing was incurred in connection with the Venture Services acquisition through a subordinated promissory note, which was issued to the seller in the transaction. The $5.0 million subordinated promissory note bears interest at 10% per annum and matures on July 31, 2007.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

The following table summarizes the preliminary purchase price allocation for the Micro-Lending acquisitions:

	Dollars	Amortization Period
	(in millions)
Purchase price	$142.8
Property and equipment	(4.8)
Working capital	(25.4)
Customer relationships	(5.2)	3 years
Non-compete agreement	(2.8)	3 years
Trademarks and trade names	(3.9)	Indefinite life
Goodwill	$(100.7)

The allocation is preliminary and subject to adjustment up to one year from the respective dates of close; however, management does not anticipate that the allocation will materially change.

7. Off Balance Sheet Arrangements

The Company securitizes through a master trust all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. During the third quarter of 2003 and again during the third quarter of 2004, the Company acquired receivables from third parties and subsequently securitized them. (See Note 5, “Credit Card Receivables Acquisitions.”)

All of the Company’s credit card receivables, with the exception of the de-securitized Fingerhut receivables (see Note 4, “Fingerhut Trust and De-Securitization”) and those receivables associated with its largely fee-based card offering to consumers at the lower end of the FICO scoring system, are held by securitization trusts, and the exclusive interest of the Company in these securitized receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company’s condensed consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

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

The table below summarizes the Company’s securitization activity for the periods presented. It does not include any of the receivables managed by or the securitization facility of CSG, the Company’s 50%-owned equity-method investee:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Securitization Activity:
Gross amount of receivables (at face value) securitized at period end	$1,710,585	$2,464,619	$1,710,585	$2,464,619
Proceeds from collections reinvested in revolving period securitizations	243,898	241,399	667,081	723,804
Excess cash flows received on retained interests	72,303	95,803	207,523	289,626
Pre-tax securitization income	1,651	31,385	1,651	31,385
Income from retained interests in credit card receivables securitized	33,609	80,771	69,602	136,192

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

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

The Company’s retained interests in credit card receivables securitized include the following:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
I/O strip	$89,852	$98,158
Accrued interest and fees	13,411	19,030
Servicing liability	(38,191)	(50,125)
Fair value of retained interests	513,270	471,898
Retained interests in credit card receivables securitized	$578,342	$538,961

The I/O strip reflects the fair value of the Company’s rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip decreased slightly during the first nine months of 2004 principally due to the effects of lower overall receivable balances and a slight reduction in the yield, offset by some degree, by a reduction in the residual cash flow discount rate. The decrease in accrued interest and fees corresponds with reductions in receivables balances and slightly lower yields within the portfolios underlying the Company’s securitizations. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The servicing liability decrease experienced thus far in 2004 is consistent with reductions in receivables levels to which the servicing liability relates. The fair value of retained interests includes those interests in Company-arranged securitizations, as well as the Company’s purchased interests in securitizations. The fair value of retained interests increased between December 31, 2003 and September 30, 2004, principally due to the effects of: (1) a reduction in the Company’s residual cash flows discount rate based on new market conditions that became apparent to the Company in the third quarter of 2004 as a result of its negotiation of two new term securitization facilities ($21.7 million aggregate pre-tax effect, including the effects on the I/O strip valuation mentioned above); and (2) the de-securitization of the Fingerhut receivables, which resulted in separate liability classification of the Fingerhut deferred gain (see Note 4, “Fingerhut Trust and De-Securitization”) in the amount of $29.9 million as of September 30, 2004, versus presentation of this Fingerhut deferred gain as a net against the fair value of retained interests in the amount of $35.1 million as of December 31, 2003.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

Changes in any of the assumptions used to value the Company’s retained interests in Company-arranged securitizations could impact the Company’s fair value estimates. The weighted average key assumptions used to estimate the fair value of the Company’s retained interests in the receivables it has securitized are presented below:

	September 30, 2004	December 31, 2003	September 30, 2003
Yield (annualized)	28.9%	29.5%	31.0%
Payment rate (monthly)	6.4	6.5	6.8
Expected credit loss rate (annualized)	13.0	15.0	18.0
Residual cash flows discount rate	15.5	22.5	22.5
Servicing liability discount rate	14.0	14.0	14.0

The following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized at September 30, 2004 ($ in thousands):

Yield (annualized)	28.9%
Impact on fair value of 5% adverse change	$(7,422)
Impact on fair value of 10% adverse change	$(14,621)
Payment rate (monthly)	6.4%
Impact on fair value of 5% adverse change	$(380)
Impact on fair value of 10% adverse change	$(1,219)
Expected credit loss rate (annualized)	13.0%
Impact on fair value of 5% adverse change	$(3,255)
Impact on fair value of 10% adverse change	$(6,955)
Residual cash flows discount rate	15.5%
Impact on fair value of 5% adverse change	$(1,389)
Impact on fair value of 10% adverse change	$(2,981)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$150
Impact on fair value of 10% adverse change	$78

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

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

The Company’s managed receivables portfolio underlying its securitizations (including its 62.5% and 75.1% ownership shares in the Embarcadero and Goldenrod managed receivables, respectively) is comprised of retained interests in the credit card receivables securitized and the investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included in the Company’s managed receivables portfolio underlying its retained interests credit card receivables securitized.

	September 30, 2004	December 31, 2003
	(In thousands)
Total managed principal balance underlying securitizations	$1,541,834	$2,071,521
Total managed finance charge balance underlying securitizations	168,751	211,282
Total managed receivables underlying securitizations	$1,710,585	$2,282,803
Receivables delinquent—60 or more days	$153,223	$259,504
Net charge offs for the three months ended	$47,745	$76,964

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except for per share data)
Numerator:
Net income	$39,012	$57,520	$72,651	$109,885
Preferred stock dividends	(1,125)	(1,024)	(3,292)	(3,238)
Income attributable to common shareholders	$37,887	$56,496	$69,359	$106,647
Denominator:
Denominator for basic income per share—weighted average shares outstanding	50,876	51,299	51,387	51,118
Effect of dilutive stock options	810	571	860	449
Denominator for diluted income per share—adjusted weighted average shares	51,686	51,870	52,247	51,567
Basic income per share	$0.77	$1.12	$1.41	$2.15
Diluted income per share	$0.75	$1.11	$1.39	$2.13

The Company’s preferred shares, plus dividends that have been accreted thereon, are convertible into approximately 5.0 million shares of common stock at $9.14 per share as of September 30, 2004. The common shares into which these preferred shares are convertible have been included in the weighted average shares outstanding in the above computations. Excluded from the third quarter and year-to-date 2004 earnings per share calculations are 2.4 million of warrants and 0.3 million of stock options as their effects are anti-dilutive.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

9. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. These financial instruments consist of commitments to extend credit totaling approximately $2.6 billion and $2.3 billion at September 30, 2004 and December 31, 2003, respectively. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

The Company is an equity member of CSG. (See Note 3, “Equity Method Investment in CSG, LLC.”) During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2004, CSG would be obligated to purchase up to approximately $57.7 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of September 30, 2004, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company’s guarantee is limited to its ownership percentage in CSG (which at September 30, 2004 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of September 30, 2004, the maximum amount of the Company’s guarantee was approximately $28.9 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company’s agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company’s benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $64.1 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company’s arrangements with the financial institution expire in March 2006. If the Company were to terminate its service agreement with this institution, there would be penalties of approximately $1.0 million as of September 30, 2004. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

Through what were formerly First American’s operations (see Note 6, “Sub-prime Lender Acquisitions”), the Company has an agreement with another third-party financial institution pursuant to which the Company markets and services loans on behalf of the financial institution in exchange for marketing and servicing fees. These fees are “at-risk” for defaults on these loans owned by the third-party

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
September 30, 2004

financial institution (see the discussion under the caption “Loans and Fees Receivable, Net,” in Note 2, “Significant Accounting Policies”). All legal liability associated with any of the obligations (including the at-risk portion of the marketing and servicing fees) of the acquired First American operations is limited to the legal entities comprising the acquired First American and Venture Services operations. Nevertheless, to further growth plans for the acquired First American operations, the Company has guaranteed up to $15.0 million of potential liability to the financial institution under its marketing and servicing program with the Company. The Company currently does not have any liability recorded with respect to the guarantee discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company’s most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company’s securitizations vary. As of September 30, 2004, the Company had: a two-year variable funding securitization facility with renewal options and two one-year conduit securitization facilities issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust; and a one-year variable funding securitization facility issued out of the Goldenrod Trust. While the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, it is conceivable that, even with close management, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company’s need for additional liquidity.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein where certain terms have been defined.

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

We generally have financed our credit card origination activities through the securitization of the receivables underlying the accounts we originate and the portfolios that we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the “advance rate”) that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. From the latter part of 2001 through the end of 2003, the advance rates that securitization lenders were willing to provide us with respect to our originated portfolio master trust were not adequate enough for us to earn the returns on equity that we demand for our shareholders. Accordingly, we did not originate a significant number of accounts during that time period.

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

During the period between late 2001 through the end of 2003, while we were not originating significant numbers of accounts, we sought to diversify our product offerings. We initially focused on portfolio acquisition as a significant growth channel for our overall credit card receivables portfolio. Through this channel, we were able to obtain sufficient leverage against our discounted purchase prices to allow us to earn our desired returns on equity. We completed three significant acquisitions in 2002 and 2003. Further, we also decided to expand our business into the purchase and recovery of previously charged off receivables, as well as the marketing and servicing of micro loans and stored-value (or debit) cards.

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

Throughout 2004 and beyond, our shareholders should expect us to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business, including acquisitions of sub-prime lenders. As a part of our strategy of complementary diversification, we began rolling out a stored-value card initiative during the first quarter of 2004. Moreover, we have recently expanded our product and service offerings to include the marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including our own retail branch locations, grocery and convenience store chains, direct marketing, telemarketing and the Internet. We began these micro-lending activities in earnest during the second quarter of 2004 through our acquisition of substantially all of the assets of First American, a sub-prime lender with over 300 retail storefronts, and we continued our expansion in this area with our acquisition of Venture Services, another complementary sub-prime lender with an additional 166 stores. We also partnered with Merrill Lynch to acquire approximately $92 million (face amount) in credit card receivables during the third quarter of this year.

We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”). To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization income or loss, which may be material. (This occurred, for example, in the third quarters of 2003 and 2004.) For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto.

Results of Operations

Three and Nine Months Ended September 30, 2004, Compared to Three and Nine Months Ended September 30, 2003

Our results of operations were as follows for the three and nine months ended September 30 (in thousands except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$39,012	$57,520	$72,651	$109,885
Net income attributable to common shareholders	$37,887	$56,496	$69,359	$106,647
Diluted income per share	$0.75	$1.11	$1.39	$2.13

Three-Month Comparison

Highlights of our results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 are as follows:

Interest income.    Interest income increased by $10.8 million in 2004 primarily from our largely fee-based card offering to consumers at the lower end of the FICO scoring system.

Provision for loan losses.   Our provision for loan losses increased to $27.2 million in 2004, from $2.3 million in 2003. The $24.9 million increase is principally due to our significant year-over-year growth in our on balance sheet loans and fees receivable related to our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our new micro-lending activities.

Securitization income.   The initial purchase and subsequent securitization of the Embarcadero Trust receivables in the third quarter of 2003 generated $29.4 million more income than the initial purchase and subsequent securitization of the Goldenrod Trust receivables in the third quarter of 2004.

Income from retained interests in credit card receivables securitized.   Income from retained interests in credit card receivables securitized decreased by $47.1 million, principally due to an anticipated decline in income from our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction ($5.9 million of pre-tax income for 2004, compared with $49.6 million pre-tax income for 2003). This 2003 transaction had the effect of increasing our servicing compensation levels from the Fingerhut receivables, while significantly reducing other cash flows to us associated with the Fingerhut retained interests while investor notes underlying a securitization facility issued in connection with the exchange were being repaid through a “rapid amortization” structure. The decrease in income from the Fingerhut retained interests was partially offset during the three months ended September 30, 2004 by an increase in fees and other income attributable to income earned upon the de-securitization of the Fingerhut receivables during this same period.

Additionally, ignoring the third quarter 2004 effects of the residual cash flows discount rate change discussed below, the fair value measurement of the securitized Embarcadero Trust receivables in the third quarter of 2003 generated an additional $30.5 million in income from retained interests in that quarter than in the third quarter of 2004.The above decreases in income from retained interests in credit card receivables securitized were offset principally by a change in the estimated residual cash flows discount rate used to value retained interests, which increased income from retained interests in credit card receivables securitized by $21.7 million in the three months ended September 30, 2004.

Servicing income.   Servicing income declined an anticipated $5.6 million, pre-tax, due to declines in the originated portfolio master trust and CSG Trust managed receivables and the de-securitization of the Fingerhut receivables. The de-securitization of the Fingerhut receivables had the effect of eliminating servicing income as a revenue source related to the Fingerhut receivables. This decline was partially offset, however, by 2004 servicing income from the Embarcadero Trust receivables securitized during the third quarter of 2003.

Fees and other income.   Fees and other income increased by $75.8 million due to a $84.6 million increase in fee income in 2004 largely attributable to fee income generated by the Embarcadero Trust receivables, our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, our new stored-value card and micro-lending activities, our income on the de-securitized Fingerhut receivables, and our investment in previously charged off receivables. This increase was partially offset by an anticipated $8.8 million decline in other credit card fees related to the originated portfolio due to a decline in the managed receivables underlying the originated portfolio master trust.

Card and loan servicing costs.   Card and loan servicing costs increased $3.8 million primarily related to our new stored-value card, micro-lending and investments in previously charged off receivables activities

($19.2 million pre-tax costs in 2004, compared to $6.1 million pre-tax costs in 2003). This increase was partially offset by declines related to decreasing managed receivables levels within the originated portfolio master trust and Fingerhut portfolios, offset by costs associated with the addition of the Embarcadero portfolio in September 2003 and the Goldenrod portfolio in August 2004 (see Note 5, “Credit Card Receivables Acquisitions,” to our condensed consolidated financial statements) and increases in the receivables underlying our largely fee-based card offering to consumers at the lower end of the FICO scoring system ($23.3 million pre-tax costs in 2004, compared to $32.6 million pre-tax costs in 2003).

Marketing and Solicitation.   Marketing and solicitation increased by $9.6 million (marketing costs of $12.3 million pre-tax for the three months ended 2004, compared to $2.6 million pre-tax for the three months ended 2003) primarily due to increased 2004 marketing efforts aimed at growing account originations within our originated portfolio master trust, as well as with our stored-value card product offering and micro-lending activities.

Nine-month Comparison

Highlights of our results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 are as follows:

Interest income.   Interest income increased by $27.2 million in 2004 primarily from our largely fee-based card offering to consumers at the lower end of the FICO scoring system.

Interest expense.   Interest expense declined $3.4 million due to our investment in CSG ($0.2 million pre-tax interest expense for 2004, versus $6.3 million of pre-tax interest expense for 2003), offset by interest expense associated with the debt financing of our sub-prime lender acquisitions.

Provision for loan losses.   Our provision for loan losses increased to $51.2 million in 2004, from $2.4 million in 2003. The $48.8 million increase is principally due to our significant year-over-year growth in our on balance sheet loans and fees receivable related to our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our new micro-lending activities.

Securitization income.   The initial purchase and subsequent securitization of the Embarcadero Trust receivables in the third quarter of 2003 generated $29.4 million more income than the initial purchase and subsequent securitization of the Goldenrod Trust receivables in the third quarter of 2004.

Income from retained interests in credit card receivables securitized.   Income from retained interests in credit card receivables securitized decreased by $66.6 million, principally due to an anticipated decline in income from our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction ($8.7 million of pre-tax income for 2004, compared with $128.2 million pre-tax income for 2003). This 2003 transaction had the effect of increasing our servicing compensation levels from the Fingerhut receivables, while significantly reducing other cash flows to us associated with the Fingerhut retained interests while investor notes underlying a new securitization facility issued in connection with the exchange were being repaid through a “rapid amortization” structure. The decrease in income from the Fingerhut retained interests was partially offset during the nine months ended September 30, 2004 by an increase in fees and other income attributable to income earned upon the de-securitization of the Fingerhut receivables during this same period.

The above decreases in income from retained interests in credit card receivables securitized were offset principally by a change in the estimated residual cash flows discount rate used to value retained interests, which increased income from retained interests in credit card receivables securitized by $21.7 million in the three and nine months ended September 30, 2004. Additionally, the improved performance of our retained interests in the originated portfolio master trust ($4.8 million of pre-tax income in 2004, as calculated before the positive effects of the change in the residual cash flows discount rate discussed above, compared to a $(34.4) million pre-tax loss in 2003) also helped to offset the decrease discussed above.

Servicing income.   Servicing income decreased an anticipated $13.3 million, pre-tax, due to declines in the originated portfolio master trust and CSG Trust managed receivables and the de-securitization of the Fingerhut receivables. The de-securitization of the Fingerhut receivables had the effect of eliminating servicing income as a revenue source related to the Fingerhut receivables. This decline was partially offset, however, by 2004 servicing income associated with the addition of the Embarcadero Trust receivables securitized during the third quarter of 2003.

Fees and other income.   Fees and other income increased by $129.4 due to a $149.1 million increase in fee income in 2004 largely attributable to fee income generated by the Embarcadero Trust receivables, our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, our new stored-value card and micro-lending activities, our income on the de-securitized Fingerhut receivables, and our investment in previously charged off receivables. This increase was partially offset by an anticipated $19.7 million decline in other credit card fees related to the originated portfolio due to a decline in the managed receivables underlying the originated portfolio master trust.

Equity in (loss) income of equity-method investee.   Equity in (loss) income of equity-method investee declined $28.2 million, as anticipated at the date of investment, due to the effects of the second quarter of 2003 early amortization event experienced by CSG with respect to its investment in CSG Trust retained interests; this event caused the CSG Trust to cease cash flows to CSG with respect to its retained interest in the CSG Trust, which in turn adversely affected CSG’s income levels in 2004.

Card and loan servicing costs.   Card and loan servicing costs decreased $1.2 million primarily from decreasing managed receivables levels within the originated portfolio master trust and Fingerhut portfolios, partially offset by costs associated with the addition of the Embarcadero portfolio and increases in the receivables underlying our largely fee-based card offering to consumers at the lower end of the FICO scoring system ($75.3 million pre-tax in 2004, compared to $100.4 million pre-tax in 2003). These decreases were partially offset by increase in card and loan servicing with respect to our stored-value card, micro-lending and investments in previously charged off receivables activities ($42.0 million pre-tax costs in 2004, compared to $18.2 million pre-tax costs in 2003).

Marketing and Solicitation.   Marketing and solicitation increased by $19.9 million (marketing costs of $27.0 million pre-tax for the nine months ended 2004, compared to $7.1 million pre-tax for the nine months ended 2003) primarily due to increased 2004 marketing efforts aimed at growing account originations within our originated portfolio master trust, as well as within our stored-value card product offering and micro-lending activities.

Net Interest (Expense) Income After Provision for Loan Losses

Net interest (expense) income after provision for loan losses represents interest income earned on cash, cash equivalents and investments and finance charges and late fees earned on any loans receivable that we have not securitized, less interest expense and a provision for loan losses. Exclusive of our provision for loan losses, we had net interest income of $12.0 million and $30.4 million for the three and nine months ended September 30, 2004, versus net interest income (expense) of $3.0 million and $(0.5) million for the three and nine months ended September 30, 2003. The factors accounting for this shift to net interest income exclusive of the provision for loan losses in 2004 from net interest income (expense) in 2003 include:

•       growth during the latter quarters of 2003 and the first three quarters of 2004 in our credit card receivables associated with our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, none of which we have securitized;

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

These positive effects were partially offset, however, by interest expense associated with the debt financing of our two sub-prime lender acquisitions during 2004.

As we continue to grow our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, and assuming that we do not securitize the credit card loans receivable underlying this product offering in an off balance sheet arrangement, we expect to see continued growth in our interest income. However, because of the debt financing that we incurred late in the second quarter and again in the third quarter of 2004 associated with our sub-prime lender acquisitions (see Note 6, “Sub-prime Lender Acquisitions,” to our condensed consolidated financial statements), we expect higher interest expense balances in future quarters during which this debt is outstanding.

Our $27.2 million and $51.2 million provision for loan losses for the three and nine months ended September 30, 2004 and $2.3 million and $2.4 million provision for loan losses for the three and nine months ended September 30, 2003 relate principally to those non-securitized receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and are provided to cover aggregate loss exposures on (1) principal loans receivable balances, (2) finance charges and late fees receivables underlying income amounts included within our interest income category, and (3) fees receivable underlying fee income included within our fees and other income category. Prior to the third quarter of 2003, substantially all of our receivables were securitized in off balance sheet qualifying securitizations.

Securitization Income and Income from Retained Interests in Credit Card Receivables Securitized

See Note 7, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements for a description of our securitizations.

Securitization income amounts during each respective three and nine-month period ending September 30, 2004 and 2003 reflect the securitization of the Goldenrod receivables in the third quarter of 2004 and the securitization of the Embarcadero receivables in the third quarter of 2003—the Goldenrod receivables acquisition being a smaller acquisition than the Embarcadero receivables acquisition. Income (loss) from retained interests in credit card receivables securitized includes the income earned on the retained interests and any changes in the fair value of the retained interests in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Income (loss) from retained interests in credit card receivables securitized :
Originated portfolio	$15.0	$(8.1)	$24.2	$(34.4)
Purchased portfolio(1)	18.6	88.9	45.4	170.6
Total	$33.6	$80.8	$69.6	$136.2

(1)          This amount includes approximately $5.9 million and $8.7 million for the three and nine months ended September 30, 2004 related to the Fingerhut Trust and $49.6 million and $128.2 million for the three and nine months ended September 30, 2003 related to the Fingerhut Trust (as discussed below). It also includes approximately $11.0 million, $35.0 million, $39.3 million and $39.3 million for the three and nine months ended September 30, 2004 and 2003, respectively, related to the Embarcadero Trust.

Two factors contributed to the growth in income from our retained interests in the originated portfolio master trust experienced in the three and nine-month periods ending September 30, 2004 as compared to similar periods ending September 30, 2003. First, we have experienced improvements in the performance of the receivables within our originated portfolio master trust. Additionally, our third quarter 2004 income from these retained interests was positively influenced by a reduction in the residual cash flows discount rate applied to value these retained interests as of September 30, 2004.

The expected decrease in income from retained interests in the purchased portfolio trusts in the three and nine-month periods ending September 30, 2004 as compared to similar periods ending September 30, 2003 is principally attributable to the performance of our acquired Fingerhut retained interests (only $5.9 million and $8.7 million of Fingerhut pre-tax income from retained interests in credit card receivables securitized for the three and nine months ended September 30, 2004, compared with $49.6 million and $128.2 million of Fingerhut pre-tax income from retained interests in credit card receivables securitized for the three and nine months ended September 30, 2003). This disparity in Fingerhut retained interests income levels reflects the third quarter 2003 Fingerhut retained interests exchange transaction, which had the effect of increasing our servicing compensation levels from the Fingerhut receivables, while significantly reducing other cash flows to us associated with the Fingerhut retained interests while investor notes underlying a new securitization facility issued in connection with the exchange were being repaid through a “rapid amortization” structure. The Fingerhut securitization facility was repaid in its entirety in August 2004, thereby resulting in a de-securitization of the Fingerhut receivables. As such, beginning in August 2004, we no longer have any Fingerhut retained interests from which income can be expected in the future. Instead, income associated with the de-securitized Fingerhut receivables is reflected in our fees and other income category within our condensed consolidated statements of operations as cash is received.

Principally reflecting reductions in managed receivables levels within the Embarcadero Trust as they are liquidated, our income from retained interests in the Embarcadero Trust for the three and nine month periods ending September 30, 2004 has also declined relative to comparable periods ending September 30, 2003. This trend is expected to continue in future quarters as well.

Finally, while not a significant factor affecting the comparison of 2004 versus 2003 levels of income from our retained interests in the purchased portfolio trusts, our third quarter 2004 income includes $1.7 million of income from the Goldenrod Trust retained interests, which was not present in the third quarter of 2003.

Equity Method Investment in CSG

Under the equity method of accounting for our CSG investment, we recorded approximately $(0.2) million and $(0.6) million of pretax loss and $(0.3) million and $27.6 million of pretax (loss) income during the three and nine months ended September 30, 2004 and 2003, respectively. This change relates to the anticipated principal balance trigger that occurred, and hence, the early amortization that began during the second quarter of 2003 for the securitization facility underlying the CSG Trust, the retained interest in which was the principal income-earning asset of CSG during 2003. While we received distributions from CSG through September 2003, the occurrence of the trigger event has caused CSG to cease its cash distributions to us, and distributions will not resume for the foreseeable future. Accordingly, all significant income from our equity-method investment will cease until the distributions resume. The occurrence of this trigger event should not impact, however, our expected future cash flows associated with our servicing of the CSG Trust receivables or our investment in CSG Trust notes.

Servicing Income and Fees and Other Income

Our servicing income is typically based on negotiated servicing rates applied to the principal balances of the receivables that we manage on behalf of our securitization trusts. The servicing income decline between 2003 and 2004 results from reductions in managed receivables balances underlying the CSG and Fingerhut trusts (and notwithstanding our current efforts to again grow our originated portfolio master trust receivables, net year-over-year reductions in those managed receivables as well), as well as the de-securitization of the Fingerhut receivables during the middle of the third quarter of 2004. This decline is partially offset, however, by our management of additional receivables balances associated with our third quarter 2003 Embarcadero Trust securitization transaction and to a lesser extent our third quarter 2004 Goldenrod Trust securitization transaction.

Two term securitization facilities issued by the originated portfolio master trust subsequent to the third quarter of 2004 increased our servicing rates to 4% (i.e., from the .10% level that we have historically experienced for facilities issued out of our originated portfolio master trust). This increase in our servicing compensation levels for these two facilities issued out of the originated portfolio will have the effects of (1) causing a shift in future periods of some of our income from retained interests in the originated portfolio master trust to a servicing income category and (2) offsetting some of the future reductions in servicing income that we otherwise might expect given the liquidation of the receivables underlying our purchased portfolios.

A detail of the components of our fees and other income category follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Fees on securitized credit card receivables	$19,126	$24,362	$58,929	$64,499
Other fees	49,741	3,383	93,663	3,597
Income on de-securitized Fingerhut receivables	28,660	—	28,660	—
Recoveries of previously charged off receivables	13,871	10,922	40,858	27,936
Ancillary product revenue (expense), net	1,817	(716)	4,574	2,782
Interchange fees	4,338	3,796	11,706	10,196
Total	$117,553	$41,747	$238,390	$109,010

Fees and other income have risen in 2004 based on the strength of our fee income generated within the Embarcadero Trust receivables (included in fees on securitized credit card receivables, above), with respect to our investment in previously charged off receivables, with respect to our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system (included in other fees, above), with respect to our new stored-value card and micro-lending activities (included in other fees, above) and with respect to the recognition of cash flows received from the de-securitized Fingerhut receivables. These fees and other income increases were partially offset, however, by relative reductions in managed credit card receivables levels between 2003 and 2004. We expect future quarter-over-quarter growth in our fees and other income category as we continue to grow our originated portfolio master trust receivables, our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system, and our stored-value card and micro-lending activities.

As noted in our prior discussion of securitization income and income from retained interests in credit card receivables securitized, the $28.7 million of income from de-securitized Fingerhut receivables in the table above is new to our financial statements and relates to the repayment of a Fingerhut securitization facility in its entirety in August 2004, thereby resulting in a de-securitization of the Fingerhut receivables. Accordingly, during the third quarter of 2004, we resumed on balance sheet ownership of these receivables at an approximately $0.0 carryover basis corresponding to our then-existing basis in the Fingerhut retained interests. We have no plans to re-securitize the receivables underlying the Fingerhut Trust, and the remaining excess cash flows that we expect to receive from the Fingerhut receivables through December of 2008 are currently estimated to be $129.0 million. Because of our $0.0 basis in the de-securitized Fingerhut receivables, as we receive our expected $129.0 million in excess cash flows from the Fingerhut receivables, we essentially will be reporting into GAAP income (as fees and other income) all of the cash flows that we receive in any particular accounting period. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $23.5 million for the three and nine months ended September 30, 2004.

Also reflected in the $28.7 million of income from de-securitized Fingerhut receivables is post-de-securitization-related deferred gain amortization. Prior to the pay-off of the Fingerhut securitization facility in August of 2004, the Fingerhut Trust provided us with adequate compensation for servicing the portfolio of credit card receivables underlying the Fingerhut Trust. As such, our original servicing liability associated with an Original Fingerhut Trust was converted into a deferred gain upon a third quarter of 2003 Fingerhut retained interests exchange. This deferred gain is now being amortized into fees and other income on our condensed consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables; the post-de-securitization income associated with amortization of this deferred gain totaled approximately $5.2 million for the three and nine months ended September 30, 2004. As of September 30, 2004, an additional $29.9 million of this deferred gain on Fingerhut receivables remains to be amortized into fees and other income in future periods.

Other Operating Expense

Other operating expense consists of the following for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and benefits	$5,744	$5,619	$16,147	$14,388
Card and loan servicing	42,505	38,725	117,366	118,576
Marketing and solicitation	12,251	2,646	26,980	7,060
Depreciation	4,094	3,906	12,046	11,676
Other	21,347	9,108	42,119	26,332
Total other operating expense	$85,941	$60,004	$214,658	$178,032

The increase in other operating expense for the three and nine months ended September 30, 2004, versus the same periods for 2003 reflects investments (e.g., salaries and benefits associated with new hiring, capital expenditures resulting in greater depreciation levels and marketing and solicitation) that we are making to renew growth in the receivables underlying our originated portfolio master trust and to diversify into other complementary products and services (like our new stored-value card offering and micro-lending products) that we can market to our sub-prime and un-banked customer base. As we continue to aggressively market our largely fee-based product offering to consumers at the lower end of the FICO scoring system, our traditional credit card offering within our originated portfolio master trust, our stored-value card offerings and micro-lending products, we expect a continued trend of heightened marketing and solicitation costs throughout 2004.

While our credit card servicing costs have been trending down in recent months along with the decline in our managed receivables and based on our renegotiation of certain vendor servicing rates, other cost-cutting initiatives and lower overall delinquencies, the expansion of our micro-lending activities has caused a net increase in our third quarter 2004 card and loan servicing costs relative to 2003 levels. We expect to experience a trend of increasing card and loan servicing costs as we see the results of our renewed marketing efforts to grow the number of accounts and the associated receivables levels within the originated portfolio master trust as well as our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system and as we further expand our stored-value card and micro-lending activities.

The other expense category above includes professional fees, net occupancy costs, ancillary product expense, card-related fraud, travel and entertainment, insurance, hiring expense, corporate communications, leased equipment expenses, office supplies and other miscellaneous expenses. These expenses have generally increased incrementally because we are adding infrastructure to support our growth and diversification into other sub-prime products and services complementary to our traditional credit card activities. Our cardholder fraud expense includes the expense of unauthorized use of the credit cards, including identity theft and purchases on lost or stolen cards. To date, we have experienced very little fraud for unauthorized use, and the total expense has approximated 0.04% of our average managed receivables in any given year. The increase in our other expense category from last year’s third quarter to this year’s third quarter also reflects a $4.5 million pre-tax loss that we took into account during the third quarter of this year based on the impairment of certain notes receivable from one of our strategic marketing vendor relationships.

Minority Interest

The 37.5% and 24.9% ownership interest of the Merrill Lynch affiliate in the Embarcadero Holdings and Bluestem partnerships, respectively, is reflected as a minority interest in our operating results. The $7.1 million and $20.2 million recorded for the three and nine months ended September 30, 2004, respectively, reflects Merrill Lynch’s portion of the Embarcadero results of operations. Prior to the third quarter of 2003, we did not have any minority interest.

Income Taxes

Our effective tax rate was 35.0% and 36.2% for the three and nine months ended September 30, 2004, while it was 35.2%, and 35.5% for the three and nine months ended September 30, 2003, respectively. The increase in our effective tax rate for the nine months ended September 30, 2004 is reflective of our growth and expansion into several new jurisdictions in which we are subject to various state income taxes.

Selected Receivables Data

As noted above, our credit card securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive.

Various references within this report are to our managed receivables, which include our non-securitized receivables, as well as the receivables underlying our off balance sheet securitization facilities. Performance metrics and data based on these aggregate managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the aggregate of the portfolios of receivables reflected on our balance sheet and underlying our securitization facilities. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on a so-called “managed basis.” It is also important to analysts, investors and others that we provide selected metrics and data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in our securitization facilities.

Managed receivables data assumes that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and presents the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Included in managed receivables data is our ownership in the trust and non-trust receivables.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our credit card receivables (i.e., all but the credit card receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system) had been sold in securitization transactions as of September 30, 2004; (2) a look-through to the receivables that we manage for CSG, the economics of which support our investment in equity-method investee on our condensed consolidated balance sheets; and (3) recognition that the de-securitized Fingerhut managed receivables are recorded at a $0.0 basis in our GAAP financial statements. This reconciliation results in the removal of all but $131.8 million of the managed receivables data from our books and records to yield only $131.8 million of loan and fee receivables and associated statistics under GAAP, coupled with the recording under GAAP of our retained interests in various securitization structures. (See Note 2, “Significant Accounting Policies,” in the notes to the condensed consolidated financial statements.)

The information in the following tables is presented to reflect only the receivables, or portions thereof, in which we have an economic interest—that is, the receivables underlying our interest in Company-arranged securitizations (e.g., 100% of the credit card receivables of the originated portfolio master trust, 62.5% of the credit card receivables underlying the Embarcadero Trust and 75.1% of the credit card receivables underlying the Goldenrod Trust, which reflects our ownership percentage in Embarcadero Holdings and Bluestem, respectively), the credit card receivables associated with our Fingerhut transactions, 50% of the credit card receivables underlying the CSG Trust (which reflects our ownership percentage in CSG), and the $131.8 million of receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our micro-lending activities which have not been securitized—together, our “managed receivables” as discussed above. For example, we have included 50% of the managed receivables underlying the CSG Trust because we have a 50% economic interest in CSG, which owns the retained interest in the CSG Trust. CSG’s cash flows and income are dependent on how the receivables in the CSG Trust perform, and therefore, our cash flows and income (other than with respect to our servicing fee, which we earn with respect to 100% of the receivables underlying the CSG Trust) are dependent upon only 50% of the managed receivables.

We provide the selected receivables data included within this section so that readers can evaluate our performance as a servicer with respect to the portfolios of credit card and loan and fee receivables that we manage. As noted above, performance metrics and data based on these managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the aggregate of the portfolios of receivables reflected on our balance sheet and underlying our off balance sheet securitization facilities, as well as to any comparison of us to others within the specialty finance industry.

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

	At or for the Three Months Ended
	2004			2003				2002
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(In thousands; percentages annualized)
Period-end managed receivables	$1,958,735	$1,959,811	$2,090,644	$2,340,898	$2,518,822	$2,242,542	$2,470,041	$2,795,888
Period-end managed accounts	2,388	2,222	2,276	2,416	2,637	2,707	3,169	3,562
Average managed receivables	$1,947,009	$2,007,406	$2,219,537	$2,419,674	$2,469,194	$2,359,513	$2,636,728	$2,912,482
Net interest margin	21.2%	20.2%	19.9%	22.1%	22.4%	18.4%	17.8%	17.1%
Other income ratio	15.8%	11.1%	8.9%	7.3%	7.3%	7.3%	5.9%	6.0%
Operating ratio	15.0%	11.3%	10.0%	8.3%	8.8%	8.5%	8.4%	8.3%

The following are definitions related to the table above:

•       Net interest margin represents an annualized fraction, the numerator of which includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases (discussed in more detail in the “Selected Credit Card Data” section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003), less interest expense associated with securitization facilities and accrued finance charge and late fee charge offs, and the denominator of which is average managed receivables;

•       Other income ratio represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), stored-value card fees (including transaction fees and monthly maintenance fees), and micro-lending fees (including lending, marketing and servicing fees), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus recoveries of acquired defaulted receivables, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin), and the denominator of which is average managed receivables; and

•       Operating ratio represents an annualized fraction, the numerator of which includes all expenses associated with our business, net of any servicing income we receive as servicer for the CSG Trust, the Embarcadero Trust and the Goldenrod Trust, other than marketing and solicitation and ancillary product expenses, and the denominator of which is average managed receivables.

Our net interest margins are influenced by a number of factors, including (1) the level of accrued finance charges and late fees billed, (2) the weighted average cost of funds within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our accrued finance charge and late fee charge offs. On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin. The seasoning of the Embarcadero portfolio that has occurred since its acquisition in the third quarter of last year is the principal reason for the drop in our net interest margin gradually from its peak in that quarter through the first quarter of this year.

The improvements that we have seen in our net interest margin during second and third quarters of this year principally reflect the effects of lower finance charge and late fee charge offs that we have experienced in these quarters; some of these improvements represent absolute improvements that we are seeing year over year in the credit quality of our portfolios, while much of the improvement in the third quarter of this year is also attributed to lower seasonal delinquencies experienced during the first quarter of 2004. We do not expect the effects of the lower first quarter seasonal delinquencies to carry over into the fourth quarter; as such, we expect a lower net interest margin in the fourth quarter relative to what we achieved in the third quarter of this year. Moreover, because the fourth quarter of 2003’s net interest margin was favorably influenced by the lack of seasoning at the time of our then recently acquired Embarcadero portfolio, we likewise anticipate an appreciably lower net interest margin in the fourth quarter of 2004 as compared with the fourth quarter of 2003.

The other income ratio continued its increasing trend during the third quarter of 2004 principally due to new lending, marketing and servicing fees associated with our micro-lending product offerings and new fees associated with our stored-value card product offering. The investments we are making in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system and our other complementary sub-prime financial service-related activities and products (e.g., our stored-value card product and micro-lending activities) are expected to cause further growth in our other income ratio during the remainder of 2004 and beyond. We also expect these investments to increase our operating ratio. Additionally, these respective ratios can also be expected to continue their rising trends because some of our complementary products and activities (e.g., our stored-value card offering) are not expected to produce a corresponding increase in our average managed receivables denominator used in these ratio calculations. Finally, with new account additions, we should see further increases in ancillary product revenues as a component of our other income ratio.

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

The discussion below focuses on the change in our delinquency and charge off data as of and for the three months ended September 30, 2004.

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

The following table presents the delinquency trends of our credit card receivables on a managed receivables portfolio basis:

	At or for the Three Months Ended
	2004			2003				2002
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Receivables delinquent:
30 to 59 days past due	$76,028	$84,474	$71,108	$104,380	$118,300	$111,452	$99,723	$155,615
60 to 89 days past due	61,485	60,780	58,188	79,347	87,205	74,330	80,234	105,966
90 or more days past due	148,132	126,505	160,055	200,965	187,526	162,463	247,903	282,685
Total 30 or more days past due	$285,645	$271,759	$289,351	$384,692	$393,031	$348,245	$427,860	$544,266
Total 60 or more days past due	$209,617	$187,285	$218,243	$280,312	$274,731	$236,793	$328,137	$388,651
Receivables delinquent as % of period-end loans:
30 to 59 days past due	3.9%	4.3%	3.4%	4.5%	4.7%	5.0%	3.9%	5.6%
60 to 89 days past due	3.1	3.1	2.8	3.4	3.5	3.3	3.3	3.8
90 or more days past due	7.6	6.5	7.7	8.6	7.4	7.2	10.0	10.1
Total 30 or more days past due	14.6%	13.9%	13.9%	16.5%	15.6%	15.5%	17.2%	19.5%
Total 60 or more days past due	10.7%	9.6%	10.5%	12.0%	10.9%	10.5%	13.3%	13.9%

The increase in our 90 or more days past due delinquency rate since June 30, 2004 reflects the trail off of the seasonal trend under which we typically experience higher payments, and hence lower delinquencies, during the first quarter of each year. Higher delinquency rates during the second quarter in the 30 to 59 days past due and 60 to 89 days past due categories resulted in a higher 90 or more days past due delinquency rate during the third quarter of 2004. Nevertheless, a comparison of our lower delinquency rates in the 30 to 59 days past due and 60 to 89 days past due categories as of September 30, 2004 to those as of September 30, 2003 supports our belief that we are seeing credit quality improvements within our portfolios. We also see support for this belief in the 90 or more days past due delinquency category, even though the delinquency rate for this category at September 30, 2004 is 20 basis points higher than it was at September 30, 2003; this is because of the denominator effect of the Embarcadero acquisition in the third quarter of 2003. That is, our September 30, 2003 managed receivables data excluded all receivables associated with accounts that were at or near charge off at the time of our acquisition of the Embarcadero receivables portfolio. Accordingly, there was a large third quarter 2003 increase in our average managed receivables balance for the receivables acquired by Embarcadero, without a corresponding increase in the receivables associated with the excluded delinquent accounts. Although we employed a similar method of accumulating data associated with the receivables acquired by Goldenrod in the third quarter of 2004, that acquisition is far less material than the Embarcadero acquisition, and the Goldenrod acquisition has had no material effects on our delinquency rates.

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

The following table presents the charge off data for all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted for minority interest in the case of the Embarcadero and Goldenrod managed receivables so as to include only our 62.5% and 75.1% shares, respectively), our 50% share of the managed receivables of CSG, our equity-method investee, the de-securitized Fingerhut receivables and the $131.8 million face amount of receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and our micro-lending activities, which have not been securitized.

	2004			2003				2002
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Gross yield ratio	29.5%	29.5%	30.3%	31.3%	32.1%	33.0%	33.5%	34.0%
Combined gross charge offs	$124,140	$141,066	$165,815	$169,482	$161,746	$206,451	$240,336	$248,919
Net charge offs	$63,369	$74,482	$87,331	$90,446	$95,629	$123,062	$133,666	$123,877
Adjusted charge offs	$40,457	$44,329	$45,294	$47,304	$54,798	$64,744	$67,180	$67,193
Combined gross charge off ratio	25.5%	28.1%	29.9%	28.0%	26.2%	35.0%	36.5%	34.2%
Net charge off ratio	13.0%	14.8%	15.7%	15.0%	15.5%	20.9%	20.3%	17.0%
Adjusted charge off ratio	8.3%	8.8%	8.2%	7.8%	8.9%	11.0%	10.2%	9.2%

The principal factor contributing to the lower gross yield ratio experienced during the first nine months of 2004 is our improved across-the-board delinquency rates within each of our managed receivables portfolios. Lower delinquencies have translated directly into lower late fee billings. Observations with respect to the remaining categories in the above table are as follows:

•       The significant decline in combined gross charge offs and the combined gross charge off ratio principally reflects credit quality improvements within our portfolios;

•       Both credit quality improvements within our portfolios and our lower delinquencies have contributed to trending lower net charge offs and adjusted charge offs, as well as a lower net charge off ratio;

•       Third quarter and fourth quarter of 2003 combined gross charge off, net charge off and adjusted charge off ratios all benefited materially from the effects of the Embarcadero acquisition in the third quarter of 2003. That is to say that our September 30, 2003 managed receivables data excluded all receivables associated with accounts that were at or near charge off at the time of our acquisition of the Embarcadero receivables portfolio; the exclusion of these late stage or severely delinquent accounts at the time of acquisition meant that there were no charge-offs on the Embarcadero receivables until the portfolio seasoned through its delinquency buckets in the months following the acquisition. Magnifying this beneficial effect was the fact that while there were no charge-offs of Embarcadero receivables until the portfolio seasoned through its delinquency buckets, the denominator of the various charge off ratio computations was increased to include all of the Embarcadero receivables that were not at or near charge off at the time of acquisition; in prior filings we have sometimes referred to this effect as the “denominator effect;”

•       Our combined gross charge offs and net charge offs, as well as their associated ratios, are expected to increase during our fourth quarter of 2004 due to the seasonality of payment rates and borrowings during the second quarter; and

•       Until we close one or more material receivables portfolio acquisitions, we expect that the gap between our net charge offs and adjusted charge offs, as well as their associated ratios, will continue to narrow as it has in recent quarters. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based card offering to consumers at the lower end of the FICO scoring system and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen and (absent one or more material acquisitions in the future) should continue to fall as a relative percentage of our total portfolio of managed receivables.

Liquidity, Funding and Capital Resources

At September 30, 2004, we had approximately $46.5 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•       During the first nine months of 2004, we generated $85.8 million in cash flow from operations, compared to generating $293.1 million in cash flow from operations during the first nine months of 2003. The $207.3 million decrease is due primarily to (1) our higher first quarter 2004 payment on our federal income tax liability, (2) a material reduction in 2004 in the level of cash flows to us from the Fingerhut retained interests, (3) the cessation in mid-2003 of cash flows to CSG on its interest in the CSG Trust retained interests and hence its mid-2003 cessation of cash flows to us in connection with our investment in CSG, and (4) the declining balances in our originated and purchased portfolios.

•       During the first nine months of 2004, we used $186.0 million of cash in investing activities, compared to our use of approximately $331.1 million of cash in investing activities during the first nine months of 2003. The $145.1 million decrease is due primarily to a $311.2 million swing from required investments in our retained interests during the nine months ended September 30, 2003 to meet then-heightened collateral enhancement requirements and principal amortization and principal funding account deposit requirements to net decreases in our investment in retained interests thus far during 2004 based on significantly reduced collateral enhancement requirements and the fact that we currently have no principal funding account deposit requirements at September 30, 2004, offset, however, by the $135.8 million of cash used in connection with our acquisition of the First American and Venture Services assets in the second and third quarters of 2004.

•       During the first nine months of 2004, we generated $36.0 million in cash from financing, compared to generating $17.9 million in cash from financing activities during the first nine months of 2003. The $18.1 million increase in generated cash flow is primarily due to the proceeds from borrowings used to acquire the First American and Venture Services assets offset by purchases of treasury stock and distributions in 2004 to our minority interest holders (versus contributions from them in 2003).

The reduction in our September 30, 2004 unrestricted cash balance to $46.5 million relative to the $100-plus million levels experienced at quarter ends throughout 2003 reflects our focus in 2004 on reducing the levels of our draws against our available variable funding and conduit facilities within our originated portfolio master trust to minimize the costs of funds that flow through to affect our income from retained interests in credit card receivables securitized. To avoid incurring costs on funds not currently needed to fund investments or operations, we have focused in 2004 on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs. Given the completion of our $1.25 billion 2-year variable funding facility in January of 2004, we are confident in our ability to draw additional cash from this facility (as well as our other facilities) to meet our liquidity needs as they arise during 2004. As of September 30, 2004, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $216.3 million against our existing securitization facilities.

On August 27, 2004, we purchased a 75.1% interest in Bluestem for approximately $3.9 million, including transaction costs. Bluestem was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $92 million (face amount) in credit card receivables. These receivables were then transferred to Goldenrod, a wholly owned subsidiary of Bluestem, and then on to the Goldenrod Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Goldenrod Trust.

On August 1, 2003, we purchased a 62.5% interest in Embarcadero Holdings for $26.5 million in cash. As noted previously, Embarcadero Holdings was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred through Embarcadero to the Embarcadero Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. Under the terms of a 10-year amortizing term securitization facility issued out of the Embarcadero Trust in January 2004, we began to receive cash flows (beyond our compensation for servicing the portfolio) during the second quarter of 2004.

As noted above, during the first quarter of 2004, we completed a two-year securitization facility with an investor that was issued out of the originated portfolio master trust. This securitization facility provides for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in the second year (subject to certain conditions precedent), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that in management’s opinion is sufficient to allow us to begin to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. In connection with this new securitization facility, we issued to the investor a warrant to acquire up to 2.4 million shares of our common stock at a strike price of $22.45.

During 2004, we have evaluated, and will continue to evaluate, various opportunities to expand our sub-prime product offerings via new organic growth initiatives (like our stored-value card initiative) and acquisitions. During the second and third quarter of 2004, we acquired substantially all of the assets of First American and Venture Services (the “Micro-Lending acquisitions”), for approximately $142.8 million, including transaction costs. We financed the acquisitions with $73.3 million of cash and $69.5 million of debt financing. We structured the acquisitions through a new subsidiary, which serves as a holding company for both operations. All of the debt financing associated with acquired operations is recourse only as to the acquired assets and operations of the Micro-Lending acquisitions. The $53.0 million of debt financing incurred in connection with the First American acquisition was financed under a $65 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Class A Term note; and (3) a $27.0 million Class B Term note.

Subsequently, in connection with the closing of the Venture Services acquisition, the Term Loan A note was increased by $5.0 million to $28.0 million and the Term Loan B note was increased by $4.5 million to $31.5 million, resulting in total commitments of $74.5 million (including the $10.0 million revolving credit facility and the $5.0 million swing-line facility). Each of the Term Loan notes bears interest at rates varying monthly with either prime interest rates or LIBOR (at our election), with spreads above prime or LIBOR being based on the leverage ratios for the acquired operations. As of September 30, 2004, the Class A Term and Class B Term interest rates were 7.0% and 12.5%, respectively. The Term Loan notes have required quarterly repayments beginning in January 2006 of $2.4 million; any prepayments by us are to be applied first against the principal balances outstanding on the Class A Term note. The revolving credit facility and swing-line facility each bear interest at the same rates as the Class A Term note. The revolving credit facility, swing-line facility and term loans mature in December 2006, with an one-year extension available at our option (subject, however, to the achievement of certain leverage ratios). As of September 30, 2004, $3.5 million was outstanding under the revolving credit facility.

An additional $5.0 million in debt financing was incurred in connection with the Venture Services acquisition through a subordinated promissory note, which was issued to the seller in the transaction. The $5.0 million subordinated promissory note bears interest at 10% per annum and matures on July 31, 2007.

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

Our Board of Directors has authorized a program under which we are authorized to repurchase up to 10 million shares (approximately 21 percent of the outstanding shares) of our outstanding common stock. We repurchased 352,000 shares during the third quarter of 2004 for approximately $5.7 million and, year to date through the end of the third quarter, we have purchased 1,375,600 shares in the aggregate under this program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

As part of the repurchase program, we have written and, contingent upon favorable market conditions, will continue to write put options in our shares. The put options allow us to settle the options in either stock or cash. We are currently obligated to purchase 500,000 shares under these put option contracts. As of September 30, 2004, none of these put options represented a liability to us based on the then existing share price.

During the remainder of 2004, we will continue our efforts to acquire other credit card receivables portfolios and our expansion into complementary product and service offerings to our sub-prime consumer market, both through organic growth and through acquisitions. While we anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund potential acquisitions during 2004, and while these acquisitions may require the use of material amounts of cash or may require us to incur material acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2004 and for the foreseeable future.

For more on our uses of cash, see the “Liquidity, Funding, and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2003.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of September 30, 2004, we had total securitization facilities of approximately $2.4 billion and had used approximately $1.2 billion of these facilities. The weighted-average borrowing rate on these facilities at September 30, 2004 was approximately 3.6%. The maturity terms of our securitizations vary.

For more on our securitization facilities and practices, see the “Securitization Facilities” section of our Annual Report on Form 10-K for the year ended December 31, 2003 and Note 7, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements included herein.

In the table below, we have noted the securitization facilities (along with their maturity dates) with respect to which a substantial majority of our managed credit card receivables served as collateral as of September 30, 2004 (i.e., all credit card receivables other than the de-securitized Fingerhut receivables and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system). Following the table are further details concerning each of the facilities.

Maturity date	Facility limit(1)(2)
(Dollars in millions)
October 2004(3)	367.5
August 2005(4)	74.4
September 2005(5)	306.0
January 2006(6)	1,250.0
January 2014(7)	362.9
Total	$2,360.8

(1)          Excludes securitization facilities related to receivables managed by CSG because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the consolidated statements of operations or consolidated balance sheet items included herein.

(2)          On October 8, 2004, we completed two new term securitization facilities, which were issued out of our originated portfolio master trust: a 5-year facility represented by $322.0 million aggregate principal notes and a 6-year facility also represented by $322.0 million aggregate principal notes; these facilities are not summarized in the above table.

(3)          This $367.5 million paired series facility was extended to October 2004 to facilitate its extension and renewal. In October 2004, this facility was amended from a structurally subordinated facility to a pari passu structure, and the maturity date was extended to October 2005. In addition, the size of the facility was reduced to $200 million.

(4)          In August 2004, an investor provided a $74.4 million variable funding securitization facility to the Goldenrod Trust in connection with Goldenrod’s securitization of its purchased receivables portfolio.

(5)          Represents the end of the revolving period for a $306.0 million conduit facility.

(6)          Represents the initial one-year committed funding level of $1.25 billion. The committed funding level will grow to $1.5 billion in the second year (subject to certain conditions precedent). The facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration.

(7)          Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the Fingerhut retained interests that we acquired in 2002 and the retained interests that CSG acquired in 2002—both of which were contemplated in connection with our establishment of purchase prices for the respective acquisitions. While the Fingerhut early amortization event was made inconsequential to us first by a Fingerhut retained interests exchange during the third quarter of 2003 and then again by our third quarter 2004 de-securitization of the Fingerhut receivables, the CSG early amortization event has ongoing consequences for us. Due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June of 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no new material commitments entered into since December 31, 2003 other than:

•       In January 2004, as discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2003, we completed a two-year securitization facility with an investor that was issued out of the originated portfolio master trust and a new Embarcadero ten-year amortizing term facility;

•       During the second and third quarters of 2004, we undertook an aggregate of $69.5 million of debt financing in connection with the Micro-Lending acquisitions. Of this debt, $64.5 was financed under a $74.5 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $28.0 million Term Loan A; and (3) a $31.5 million Term Loan B. The additional $5.0 million in debt financing is represented by a subordinated promissory note issued to the seller in one of the Micro-Lending acquisition transactions; and

•       On August 27, 2004, we purchased a 75.1% interest in Bluestem for approximately $3.9 million, including transaction costs. Bluestem was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $92 million (face amount) in credit card receivables. These receivables were then transferred to Goldenrod, a wholly owned subsidiary of Bluestem, and then on to the Goldenrod Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Goldenrod Trust. In addition, Goldenrod is obligated to provide for the purchase of receivables in the unlikely event that the Goldenrod Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2003, we discuss the two areas, valuation of retained interests and non-consolidation of qualifying special purpose entities, where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 7, “Off Balance Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

During 2001, we began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the nine months ended September 30, 2004 for the sublease was approximately $0.2 million. Additionally, entities owned by Frank J. Hanna, Jr. provide certain collection services to us and rent to us a plane for business usage at market rates for which we paid approximately $0.2 million and $0.5 million, respectively, during the nine months ended September 30, 2004.

See Note 2, “Significant Accounting Policies,” for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by us.

Forward-Looking Information

All statements in this quarterly report concerning our operations, earnings and liquidity expectations for 2004 and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”) are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003:

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

(2)   We are substantially dependent upon securitizations and other borrowed funds to fund the credit card receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of credit card receivables or it may be more expensive for us to do so. In addition, a portion of our credit card receivables cannot be financed through securitizations because of advance rate limitations and must be financed through equity that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions, and recently has been both expensive and difficult to obtain.

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

(5)   We operate in a heavily regulated industry. Changes in bankruptcy, privacy or other consumer protection laws, including laws that regulate the creation and enforcement of consumer loans, or changes in the interpretation thereof, may adversely affect our ability to collect credit card account, micro loans  and other loan and fee balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes or changes in interpretation of existing regulations could adversely affect our ability to market credit cards, stored-value cards, micro-loans or other products and services to our customers.

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

At September 30, 2004, a substantial portion of our managed credit card receivables, including those related to our investment in the CSG Trust, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (4.75% at September 30, 2004), subject to interest rate floors. At September 30, 2004, approximately $188.5 million of our total managed receivables were priced at their floor rate, and $128.2 million of these receivables were closed and therefore ineligible to be repriced. The remaining $60.3 million of these receivables that were priced at their floor rate at September 30, 2004 represented market interest rate risk to us to the extent that the floor rate is in excess of the rate that would exist for the receivables if no floor rate were in effect. Assuming that we were not successful in repricing any of these receivables, a 10% increase in commercial paper rates or LIBOR would have an approximate $0.2 million after-tax negative impact on our annual cash flows.

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

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

The following table provides information with respect to purchases we made of our common stock during the nine months ended September 30, 2004:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2003	872,900	$5.25	872,900	9,127,100
May 2004	722,100	$17.69	722,100	8,405,000
June 2004	301,500	$17.92	301,500	8,103,500
July 2004	156,000	$16.39	156,000	7,947,500
August 2004	196,000	$15.85	196,000	7,751,500
Total	2,248,500	$12.6331	2,248,500	7,751,500

(1)          Under the repurchase program authorized by the Board of Directors, we are authorized to repurchase up to 10 million shares of our outstanding common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

(b)    Reports on Form 8-K

During the quarter ended September 30, 2004, we filed two current reports on Form 8-K:

Filing Date	Items Reported	Financial Statements
July 15, 2004	7 and 12	None
August 3, 2004	7 and 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION
November 2, 2004	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)