Form 10-K
period 2004-12-31
COMPUCREDIT CORP
filed 2005-03-08
CIK 1068199

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2004

of

COMPUCREDIT CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600
Atlanta, Georgia 30346
(770) 206-6200

        CompuCredit's Common Stock, no par value per share, is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

        CompuCredit has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days.

        CompuCredit believes that during the 2004 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Securities Exchange Act of 1934 complied with all applicable filing requirements, except as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in CompuCredit's Proxy Statement for the 2005 Annual Meeting of Shareholders.

        CompuCredit is an accelerated filer (as defined in Exchange Act Rule 12b-2). The aggregate market value of CompuCredit's Common Stock (based upon the closing sales price quoted on the NASDAQ National Market) held by nonaffiliates as of June 30, 2004 was $179.5 million. (For this purpose, directors, officers and 5% shareholders have been assumed to be affiliates.)

        As of March 4, 2005, 53,343,428 shares of Common Stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of CompuCredit's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

        We operate primarily within one industry consisting of four reportable segments by which we manage our business. Our four reportable segments are: Credit Cards; Investments in Previously Charged Off Receivables; Retail Micro-Lending and Servicing; and Other. Detailed descriptions of these segments follow. (See Note 3, "Segment Reporting," to our consolidated financial statements included herein for segment-specific financial data.)

        Credit Cards Segment.    CompuCredit is principally a provider of credit and related financial services and products to, or associated with, the underserved, or sub-prime, consumer credit market, as well as to "un-banked" consumers. Historically, we have served this market primarily through our marketing and solicitation of credit card accounts originated by banks under agreements with us, as well as our servicing of the credit card receivables underlying the originated accounts. Since 1998, we have used acquisitions of distressed and other sub-prime portfolios of credit card receivables as a channel for adding credit card receivables. Commencing in 2002 and continuing into 2003, however, we used acquisitions of distressed and other sub-prime portfolios as the primary channel for adding credit card receivables, principally because we were able to obtain better leverage (or advance rates) against the discounted purchase prices of these acquired receivables than we were able to obtain against receivables generated through our other origination channels. Our recent credit card receivables acquisition activities have included:

  •
  Our 50% investment interest in CSG, LLC ("CSG") during the second quarter of 2002. CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a subordinate, certificated interest issued by a trust ("CSG Trust") that had acquired approximately $1.5 billion (face amount) of credit card receivables from Providian National Bank.

  •
  Our third quarter of 2002 purchase of the retained interests in a trust (the "Original Fingerhut Trust") from Federated Department Stores, Inc. ("Federated") that then owned approximately $1.0 billion (face amount) of receivables arising from private label revolving credit cards that were used to purchase items from the Fingerhut catalog.

  •
  Our 62.5% investment interest in Embarcadero Holdings, LLC ("Embarcadero") during the third quarter of 2003. Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824.0 million (face amount) in credit card receivables from Providian Bank.

  •
  Our 75.1% investment interest in Bluestem Holdings, LLC ("Bluestem") during the third quarter of 2004. Bluestem was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $92.0 million (face amount) in credit card receivables during the third quarter of 2004. In January 2005, Bluestem purchased another $72.1 million (face amount) in credit card receivables from the same party from whom it purchased the original $92.0 million (face amount) in credit card receivables during the third quarter of 2004.

  •
  Our 33.3% investment interest in Transistor Holdings, LLC ("Transistor") during the third quarter of 2004. Transistor was formed by an affiliate of Banc of America Securities, Greenwich

    Capital Financial Products and one of our wholly owned subsidiaries in connection with the acquisition of approximately $996.5 million (face amount) in credit card receivables from Fleet Bank (RI), National Association.

  •
  Our 47.5% investment interest in Rapid City Holdings, LLC ("Rapid City") in January 2005. Rapid City was formed by an affiliate of Merrill Lynch, one additional party and one of our wholly owned subsidiaries in connection with the January 2005 acquisition of approximately $376.3 million (face amount) in credit card receivables contemporaneous with Marshall Bancorp Inc.'s purchase of BANKFIRST Corp.

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

        As is customary in our industry, we finance most of our credit card receivables by selling them to a securitization vehicle, such as a trust, that in turn sells participation interests. The rates of return that purchasers require and the portion of the funding that the purchasers are willing to provide (as contrasted with the portion that we must provide), which is known as the advance rate, are our two most significant financial considerations. In 2001, the advance rates provided by purchasers of participation interests in our securitization facilities decreased significantly, thereby leading us to conclude that we could not earn our desired returns on equity from growing the receivables within our originated portfolio master trust. As a result, we reduced our marketing efforts during 2002 and 2003 and began to contemplate an orderly liquidation of our originated portfolio master trust. During this same time period, however, we were able to obtain attractive financing for acquisitions of portfolios and, hence, were able to complete the acquisitions described above. Also during this time period, we began to focus on ways to diversify our business to better insulate us against adverse shifts in advance rates, which have the effects of increasing financing costs, increasing liquidity requirements, and reducing available returns on the equity invested in credit card receivables portfolios. By way of example, we began in 2003 to grow a portfolio of credit card receivables associated with a largely fee-based card offering to consumers at the lower end of the FICO scoring system; even without any leverage against this particular portfolio, we can earn our desired returns on equity.

        In January 2004, we completed a new financing arrangement with Merrill Lynch that provides us significantly improved advance rates. As a result, we significantly increased our marketing and related efforts throughout 2004 with the goal of growing receivables within the originated portfolio master trust. We have also continued to grow our portfolio of credit card receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system and to pursue and complete several new credit card receivables portfolio acquisitions as noted above.

        Investments in Previously Charged off Receivables Segment.    Another initiative undertaken in 2003 as a part of our diversification efforts was the use of our Jefferson Capital Systems, LLC ("Jefferson Capital") subsidiary to pursue acquisitions of previously charged off credit card receivables—both from the securitization trusts that we service and from others. At the time of its formation in December 2002, we saw Jefferson Capital as a way to leverage excess collections capacity and take advantage of what we considered to be favorable market pricing for buyers of defaulted credit card receivables. While the favorable market conditions for buyers of previously charged off credit card receivables have softened a bit given the entry of new publicly held debt buyers into the market, we continue to believe that Jefferson Capital is an attractive business for us based on some of the niches (including Chapter 13 collections expertise, among others) that it has developed. Additionally, while we have sold certain portfolios of receivables from the trusts that we service to outside bidders who have been willing to pay prices at or above Jefferson Capital's bid price, we continue to see market pricing at levels at which it typically makes sense for Jefferson Capital to either make or participate in purchases from the trusts that we service. We also saw an opportunity in November 2004 to participate in another large bulk purchase of previously charged off credit card receivables through our 33.3% equity-method investment interest in Capacitor, LLC ("Capacitor"). Capacitor was formed by us, along with an affiliate of Banc of America Securities and Greenwich Capital Financial Products, to acquire approximately $353.5 million (face amount) in previously charged off credit card receivables from Fleet Bank (RI), National Association.

        Retail Micro-Lending and Servicing Segment.    We continued our expansion and diversification into other sub-prime asset classes during 2004 principally through the acquisition by one of our subsidiaries in the second quarter of substantially all of the assets of another sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively "First American"). We followed this acquisition during the third quarter with the acquisition by one of our subsidiaries of substantially all of the assets of Venture Services of Kentucky, Inc. ("Venture Services"), which added another 166 retail storefronts.

        Through these storefronts, our subsidiaries market, originate and/or service small-balance, short-term loans (generally less than $500 for less than 30 days), an activity that we refer to in this report as "micro-lending." Through the new storefronts, our subsidiaries marketed, originated, and/or serviced $342.6 million in loans during 2004, which resulted in revenue of $54.4 million. In January 2005, we acquired another 39 storefronts, and we expect to continue to grow our Retail Micro-Lending and Servicing segment through a mixture of additional storefront acquisitions and organic growth throughout 2005 and beyond.

        Other Segment.    We also offer micro-loans through a variety of additional channels, including direct marketing, telemarketing and the Internet; these activities, as well as our stored-value card and merchant credit activities, comprise our Other segment. Most of the activities within our Other segment are start-up in nature, and we expect to realize growth within each of these areas throughout 2005 and beyond.

        Planned Auto Segment.    In December 2004, we announced the signing of a definitive agreement to purchase Wells Fargo Financial's "Consumer Auto Receivables" business unit. The sale is expected to close early in the second quarter of 2005 and is subject to certain financing and closing conditions. This acquisition includes all of Consumer Auto Receivable's assets, business operations and employees. Consumer Auto Receivables has approximately $133.0 million in assets and operates in 38 states through its 12 branches, 3 regional processing centers and a national collection center at its Lake Mary, FL headquarters. This business has approximately 300 employees, and we expect to conduct this business through a separate business segment once the transaction is completed. We believe that this platform and management team will provide us with another channel through which we can leverage our core competencies to better serve our underserved and un-banked customer base.

        Future Plans.    We expect to continue to expand and diversify our product offerings to our underserved and un-banked consumer market base by developing new products and services that we can provide to them and by acquiring other complementary sub-prime lenders and businesses throughout 2005.

How Do We Operate?

        Credit Cards Segment.    We market unsecured general-purpose Visa and MasterCard credit cards, including our Aspire Visa credit card and Emerge MasterCard, principally through an agreement with Columbus Bank and Trust Company ("CB&T"), a Georgia state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, CB&T, as the issuer, owns the credit card accounts. Although not nearly as significant as our relationship with CB&T, we purchase the receivables underlying certain of our acquired credit card portfolios from other issuing banks under agreements similar to our agreement with CB&T. Our growth plans with respect to our originated credit card receivables are premised on our (1) extending our relationship with CB&T (the contract for which currently expires in March 2006), (2) expanding some of our other issuing bank relationships to include, or developing new issuing bank relationships that would include, the issuance of general-purpose Visa and MasterCard credit cards, or (3) obtaining a bank charter for a CompuCredit subsidiary that can serve as an issuing bank for Visa and MasterCard credit cards. While we cannot be assured of achieving any of these objectives, we currently are working on each of these alternatives and are optimistic that we will achieve one or more of these objectives at reasonable costs to us. Nevertheless, we can give no assurance that we will be able to accomplish one or more of the available alternatives at all or without incurring materially greater costs.

        On a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize a significant majority of the receivables each day by selling the receivables to trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the receivables. The cash proceeds that we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors' interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

        As discussed above in the "General" section, dating back to 1998, we also have acquired distressed and other portfolios of sub-prime credit card receivables. We typically acquire these portfolios at a substantial discount due to the likelihood that a large percentage of the receivables will be charged off as the underlying debtors default. We use our credit models to predict the extent to which the underlying debtors will be able to repay us, which we factor into the price that we pay for the portfolio. Our profitability in these transactions hinges on whether the underlying debtors in the aggregate remit payments that exceed the price we paid for the portfolio. Portfolio acquisitions have become a significant component of our business.

        See the consolidated financial statements and our "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations for further details on securitizations.

        Retail Micro-Lending and Servicing Segment.    Our Retail Micro-Lending and Servicing segment operates through a new subsidiary, which serves as a holding company for the several separate subsidiaries required to support these operations. This business is conducted by separate subsidiaries that operate separately in each state. Each of these operating subsidiaries has a board of managers and management distinct from those of the Company, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms'-length basis with its parent and other Company-related entities, has its own books and records, and maintains its assets independently of the other operating companies and other Company-related entities except insofar as certain cash management and administrative functions are or may be performed on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

        In most of the states in which our subsidiaries operate our micro-lending business, they make loans directly to customers. However, in certain other states, they act only as a processing and servicing agent for a state-chartered, Federal Deposit Insurance Corporation ("FDIC") insured bank that issues the loans to the customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. Unlike many competitors, they have structured their processing and servicing agreements with the lending bank so that the bank bears the entire credit risk associated with the loans. Additionally, unlike many competitors, they do not purchase overdue loans from the lending bank. As of December 31, 2004, they were making micro-loans directly to customers in 355 of the 482 locations in 10 states, and they were acting as a processing and servicing agent for the lending bank in the remaining 127 locations in 4 states. During 2004, direct storefront micro-lending generated revenues of $37.5 million, and revenues through processing and servicing activities for the lending bank were $16.9 million.

How Do We Collect and Evaluate Data?

        Credit Cards Segment.    Our general business model is predicated upon our ability to successfully predict the performance of sub-prime receivables, irrespective of whether the receivables arise from portfolio acquisitions or through other origination channels. In other words, we do not focus on who originated the particular receivable, but, rather, how it will perform. We believe our unique skill set is our ability to predict this behavior and to service the portfolio in a superior manner to ensure maximum performance. To this end, we have developed a proprietary information management system that supports our decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The information system takes advantage of a state-of-the-art data warehouse and ancillary data management systems that maintain information regarding a customer throughout the customer's relationship with us. The system's purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

        Our information system captures customer information gathered either from prior owners of our acquired receivables or in the target marketing and solicitation phases of an originated customer relationship and additional data gathered throughout the remainder of our relationship with the customer, including customer behavior patterns. By combining and storing such information, we have established an analytical database linking "static" historical data with "dynamic" actual customer performance. Our portal interfaces and business intelligence tools allow management to access and analyzethe information management system on demand.

        We believe that the information that we collect in our information system, as well as the ability that we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products and our portfolio acquisitions. We believe that we have priced our products and acquisitions such that over time the income we earn from the receivables that are not charged off is sufficient to cover our marketing expenses, our servicing expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

        In addition, over the past two years, we have made significant investments in the technology infrastructure supporting our information management system, such as a new data warehouse, enterprise-wide data management software, and a Voice-over-Internet Protocol (VoIP)-enabled telephony platform. Such investments are rapidly providing tangible returns in terms of cost efficiencies and higher productivity. These solutions also allow us to effectively enable the growth of our business through a flexible, scalable and secure infrastructure.

How Do We Obtain Our Customers?

        Credit Cards Segment.    As noted above, we view our customers the same regardless of whether we acquired them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the behavior of sub-prime consumers, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe that we can use this model to predict the behavior of sub-prime consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO score range. The FICO score, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO score ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO score range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. We focus our marketing programs (direct mail, tele-marketing, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

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

        Retail Micro-Lending and Servicing Segment.    Our subsidiaries obtain new retail micro-lending customers through direct marketing on television and radio, as well through local advertising in appropriate markets. All new customers are required to have an active bank account and a regular source of income, of which they must provide positive evidence, prior to obtaining a loan. Once approved, a customer signs a lending agreement detailing the terms of the loan and writes a personal check to cover the amount of the loan plus a finance charge.

What Other Services Do We Offer to Our Customers?

        Credit Cards Segment.    We offer fee-based products and services to our cardholder customers, including memberships, card registration, insurance products, subscription services and debt waiver. These fee-based products and services are offered throughout our relationship with a customer. Our two largest providers of fee-based products historically have been American Consumer Alliance, which provides most membership products, and the Assurant Group, which provides supplemental insurance products to our customers. We provide a billing platform for these third party providers, and they pay us commissions based upon the services they provide to our customers and/or the quantity of products sold to our customers. These third-party providers are fully responsible for the fulfillment of the products they offer. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established by the provider.

        The success of our fee-based business is a function of the number and variety of our fee-based product offerings, the marketing channels leveraged to sell fee-based products and the customers to whom we market these products. The profitability of our fee-based products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs, the claims rates for products, the operating expenses associated with the programs and ultimately the commission rates that we receive from the product providers. Although a wide-range of our customers purchase fee-based products and services, fee-based product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from fee-based products and services will either grow at a reduced rate or decline.

How Do We Maintain the Accounts and Mitigate Our Risks?

        Credit Cards Segment.    For our credit card lending activities, we manage account activity using behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts and credit line modifications. We use an adaptive control system to translate our strategies into the account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

        We monitor authorizations for all accounts. Customer credit availability is limited for transaction types that we believe present higher risks, such as foreign transactions, cash advances and etc. We manage credit lines to reward underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance is captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

How Do We Collect from Our Customers?

        Credit Cards Segment.    The goal of the collections process is to collect as much money owed to us by the cardholder as possible in the most cost effective and efficient manner. To this end, we employ techniques that we believe will allow us to minimize charge-off rates. As part of our collection analysis and consistent with what we believe to be prevalent industry practice, we evaluate our economic investment in the cardholder (i.e., the principal balance) and aggressively attempt to recover our economic investment made on each receivable. In certain cases, to assist with this evaluation and pursuant to the payment application discretion that we have under our cardholder agreements, we have varied from our general payment application priority (i.e., of applying payments first to accrued finance charges, then to fees, and then to principal) where appropriate at certain stages of an account's delinquency to assist our collectors in evaluating our cardholder relationships against our economic investment made in the cardholder relationship. To assist them in making this evaluation, we have, in certain circumstances and at certain stages of an account's delinquency, applied customer payments first to principal and then to accrued finance charges and fees. Application of payments in this manner permits our collectors to know real time the degree to which a customer's payments over the life of an account have covered the principal credit extensions to the customer over the life of the account. This allows our collectors to readily identify our potential "economic" loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work with our customers in a way that ideally will best protect us from economic loss on the cardholder relationship. Under this approach, for example, our collectors may forgo collections of accrued finance charges and fees in order to preserve our opportunity to at least achieve repayment of our principal credit extensions to the cardholder. Our selection of collection techniques, including, for example, whether we apply payments to finance charges or principal, impacts the statistical performance of our portfolios.

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

        Retail Micro-Lending and Servicing Segment.    Generally, upon the establishment of a relationship with a customer, the store will schedule an appointment with the customer at which time we expect him or her to return to our retail location and repay the cash advance. Prior to the day of the appointment, the store will attempt to contact the customer to confirm scheduling.

        If a customer does not return to repay the cash advance, the store manager will either attempt to contact the customer to schedule another payment date through a promise to pay or deposit the personal check issued to us by the customer when he or she received his or her loan. Re-scheduling of payment dates is generally attempted first in order to improve customer relations and enhance overall collections.

        If the store manager is unable to re-schedule a payment date, the customer's check is deposited. If the check does not clear, either due to insufficient funds, a closed account, or a stop-payment order, the branch employees employ additional collection efforts. These collection efforts typically include contacting the customer by phone or in person to obtain a promise to pay, sending collection letters to the customer or attempting to deposit the customer's check if funds become available. If these collection efforts fail, the debt may be sold to a third party to attempt collection.

Consumer and Debtor Protection Laws and Regulations

        Credit Cards Segment.    Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Biley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information.

        Investments in Previously Charged off Receivables Segment.    Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Biley Act, the U.S. Bankruptcy Code and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, establish specific regulations that debt collectors must follow when collecting consumer accounts and contain specific restrictions when communicating with customers, including the time, place and manner of the communications. In addition, some states require licensure prior to attempting collection efforts.

        Retail Micro-Lending and Servicing Segment.    These businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Biley Act and federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. In addition, on March 1, 2005 the FDIC issued guidance limiting the frequency of borrower usage of micro-loans offered by FDIC supervised institutions and the period a customer may have micro-loans outstanding from any lender to three months during the previous twelve-month period. It is unclear how this guidance will impact the business.

Competition

        Credit Cards Segment.    We face substantial competition, the intensity of which varies depending upon economic and liquidity cycles, from other consumer lenders. Our credit card business competes with national, regional and local bankcard issuers, other general-purpose credit card issuers and retail credit card issuers. Large credit card issuers, including but not limited to Capital One, Providian, Citibank and Metris, may compete with us for customers on a variety of fronts, including but not limited to interest rates and fees. Many of these competitors are substantially larger than we are and have greater financial resources. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. Customer loyalty is often limited in this area. We may lose entire accounts or account balances to competing credit card issuers.

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

        Investments in Previously Charged off Receivables Segment.    The consumer debt collection industry is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with a wide range of other purchasers of charged off consumer receivables, including third-party collection agencies, other financial service companies, and credit originators that manage their own consumer receivables.

        Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market. Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified debt collectors.

        We face bidding competition in our acquisition of charged off consumer receivables portfolios. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished.

        We believe that our management's experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers give us a competitive advantage. However, we cannot be assured that we will be able to compete successfully against current or future competitors or that competition will not increase in the future. Because our Investments in Previously Charged Off Receivables segment serves in some respects as a hedge for the sale of charged off credit card receivables by our Credit Cards segment, the adverse effects of competition for our Investments in Previously Charged Off Receivables segment would typically serve to benefit the operating results of our Credit Cards segment.

        Retail Micro-Lending and Servicing Segment.    Competition within micro-lending originates from numerous sources. The businesses compete with traditional financial institutions that offer similar products such as overdraft protection and cash advances, as well as with other micro-lenders who offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Advance America, Check "n Go and Check into Cash, among others, who have multiple store operations located throughout the United States.

        Differentiation among micro-lenders is often relegated to location of branches, customer service, convenience and confidentiality. Due to the low barriers to entry within the market in terms of both cost and regulatory safe harbors within certain states, the micro-lending industry is in a period of significant growth, with multiple local chains and single unit operators often operating within the same market. The competition created by these operations could restrict the businesses' ability to effectively earn adequate returns or grow at desired rates in certain markets.

Employees

        As of December 31, 2004, we had approximately 2,755 employees principally located in Georgia, North Carolina, Minnesota and Utah. With the expansion into our micro-lending and stored-value card operations in 2004, we now have employees located in: South Carolina, Tennessee, Kentucky, Ohio, Colorado, Oklahoma, Wisconsin, Mississippi, Arizona, Alabama, North Carolina, Arkansas, Florida and West Virginia. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

Trademarks, Trade Names and Service Marks

        CompuCredit and our subsidiaries have registered and continue to register, when appropriate, various trademarks, trade names and service marks used in connection with our businesses and for private label marketing of certain of our products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

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

        Certain corporate governance materials, including our Board committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading "Investor Relations." From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or NASDAQ, or as desirable to further the continued effective and efficient governance of the Company.

RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below in deciding whether to invest in our stock. The risks described below are the ones that we currently consider material. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. We will update these risks only as required by law.

Our Cash Flows Are Dependent upon the Cash Flows Received on the Receivables Underlying Our Securitizations and From Our Other Credit Products

        The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the length of the relationship with each cardholder, general economic conditions, the rate at which customers repay their accounts and the rate at which cardholders charge or become delinquent. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

        We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable.    The creditworthiness of our target market generally is considered "sub-prime" based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher risk of nonpayment, higher frequency of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the risk level of our target customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from our securitizations, which will result in a decrease in the value of our retained interests (which are based on expected future cash flows), and we will experience reduced levels of net income.

        An economic slowdown could increase credit losses and/or decrease our growth.    Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts or account balances. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and the frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the sub-prime market. Changes in credit use, payment patterns and the rate of defaults by account holders may result from a variety of unpredictable social, economic and geographic factors. Social factors include, among other things, changes in consumer confidence levels, the public's perception of the use of credit and changing attitudes about incurring debt and the stigma of personal bankruptcy. Economic factors include, among other things, the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. Moreover, adverse changes in economic conditions in states where account holders are located could have a direct impact on the timing and amount of payments on our credit card accounts.

        Because a significant portion of our reported income is based on management's estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income.    Income from the sale of credit card receivables in securitization transactions and income from retained interests in credit card receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based primarily on management's estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables may cause fluctuations in our net income. The expected cash flows are based on management's estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance.

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

        Increased utilization of existing credit lines by cardholders would require us to establish additional securitization facilities or curtail credit lines.    Our existing commitments to extend credit to cardholders exceeded our commitments for securitizations at December 31, 2004. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders' available credit lines or establish additional securitization facilities. This would subject us to several of the other risks that we have described in this section.

        Increases beyond expected losses and delinquencies may cause us to incur losses on our retained interests.    If the actual amounts of delinquencies and losses that occur in our securitized receivables are greater than our expectations, the value of our retained interests in the securitization transactions will be decreased. Since we derive a portion of our income from these retained interests, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, levels of loss and delinquency could result in us being required to repay our securitization investors earlier than expected, reducing funds available to us for future growth.

        Our portfolio of credit card receivables is not diversified and originates from cardholders whose creditworthiness is considered sub-prime.    We obtain the receivables that we securitize in one of two ways—we either originate receivables (through our relationship with credit card issuers) or purchase receivables from other credit card issuers. In either case, substantially all of our securitized receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in the fourth quarter of 2001, we suffered a substantial loss after we increased our discount rate to reflect the higher rate of return required by investors in sub-prime markets. Because our receivables portfolios are all of substantially the same character (i.e., sub-prime), the increased discount rate resulted in a decrease in the value of our various receivables portfolios. These losses may have been mitigated if our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Since our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact. We have no immediate plans to issue or acquire significant receivables of a higher quality.

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

        Due to the lack of historical experience with internet customers, we may not be able to successfully target these customers or evaluate their creditworthiness.    There is less historical experience with respect to the credit risk and performance of customers acquired over the internet. As part of our growth strategy, we may expand our origination of accounts over the internet; however, we may not be able to successfully target and evaluate the creditworthiness of these potential customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We Are Substantially Dependent upon Securitizations and Other Borrowed Funds in Order to Fund the Credit Receivables That We Originate or Purchase

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

        Our growth is dependent on our ability to add new securitization facilities.    We finance substantially all of our receivables through securitizations. To the extent we grow our receivables significantly, our cash requirements are likely to exceed the amount of cash we generate from operations, thus requiring us to add new securitization facilities. Our historic and projected performance impact whether, on what terms and at what cost we can sell interests in our securitizations. If additional securitization facilities are not available on terms we consider acceptable, or if existing securitization facilities are not renewed on terms as favorable as we have now or are not renewed at all, we may not be able to grow. In 2003 we slowed our growth plans because our securitizations were maturing, and we did not have any assurances that we would be able to obtain new securitizations on satisfactory terms until January 2004, at which point we obtained our Merrill Lynch facility and made a decision to begin originating again.

        As our securitization facilities mature, they will be required to accumulate cash that therefore will not be available for operations.    Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on receivables are accumulated to repay the investors and are no longer reinvested in new receivables. Consequently, our funding requirements for new receivables increase accordingly. If our securitization facilities begin to accumulate cash and we also are unable to obtain additional sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash. When a securitization facility matures, the underlying trust continues to own the receivables and effectively the maturing facility maintains its priority in its right to payments following collections on the underlying credit card receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility's interest in the underlying credit card receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future.

        We may be unable to obtain capital from third parties needed to fund our existing securitizations or may be forced to rely on more expensive funding sources.    We need equity or debt capital to fund our retained interests in our securitizations. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in late 2001, we needed additional liquidity to fund our operations as well as the growth in the retained interests in our securitizations, and we had a difficult time obtaining those needed funds. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card-based asset backed securities and the general economy.

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

        The performance of our competitors may impact the costs of our securitization.    Investors in our securitizations compare us to Capital One, Providian, Metris and other sub-prime credit card issuers and, to a degree, our performance is tied to their performance. Generally speaking, our securitizations investors also invest in our competitors' securitizations. These investors broadly invest in the credit card industry, and when they evaluate their investments, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor sentiment, and the investors in our securitizations require greater returns, particularly with respect to subordinated interests. In the fourth quarter of 2001, for instance, investors demanded unprecedented returns. In the event that investors unexpectedly require higher returns and we sell our retained interests at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests in our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We would also potentially increase the discount rate used to value all of our other retained interests, which would also result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we would potentially decrease the rate used to value all of our other retained interests, which would result in additional income.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding

        The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above and the success of our marketing efforts. To the extent that we have over estimated the size or growth of our receivables, in all likelihood we have over estimated our future financial performance.

        Intense competition for customers may cause us to lose accounts or account balances to competitors.    We may lose entire accounts, or may lose account balances, to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank card issuers and with other general purpose credit card issuers, including American Express®, Discover® and issuers of Visa® and MasterCard® credit cards. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

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

        Our decisions regarding marketing can have a significant impact on our growth.    We can increase or decrease, as the case may be, the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. A decline in the balance of our receivables securitized would reduce our net income in future periods. We decreased our marketing during 2003, although we increased our marketing in 2004 because of our improved access to capital attributable to our Merrill Lynch securitization facility.

        Our operating expenses and our ability to effectively service our accounts are dependent on our ability to estimate the future size and general growth rate of the portfolio.    One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow more slowly than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income.

We Operate in a Heavily Regulated Industry

        Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect credit card account balances in connection with our traditional credit card business, Jefferson Capital charged off receivables operations and micro-lending activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules. Some of these issues are discussed more fully below.

        Consumer protection laws may make collection of account balances more difficult or may expose us to the risk of litigation.    Our operations and the operations of CB&T and the other issuing banks through which we originate credit card portfolios and other consumer receivables are regulated by federal, state and local government authorities and are subject to various laws, rules and regulations, as well as judicial and administrative decisions imposing requirements and restrictions on our business. Due to the consumer-oriented nature of the credit industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or any other issuer of credit products, including CB&T, or by us or our agents, as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. Further, any failure to comply with the legal requirements could expose us or the other issuing banks, including CB&T, to the risk of litigation under state and federal consumer protection statutes, rules and regulations. There is always a risk that new legislation or regulations, or a change in the interpretation of existing legislation or regulations, could place additional requirements and restrictions on our business. This risk is amplified since our target market consists almost entirely of sub-prime borrowers, and lawmakers and regulators recently have shown an interest in increasing the regulation of this segment in order to protect the customers of and investors in sub-prime lenders. The institution of any litigation of this nature or any judgment against us or any other industry participant in any litigation of this nature could adversely affect our business and financial condition in a variety of ways. For more information regarding consumer and debtor protection laws applicable to CB&T and us, please see "Item 1. Business—Consumer and Debtor Protection Laws and Regulations" herein.

        Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices.    Federal and state consumer protection laws regulate the creation and enforcement of consumer loans, including credit card accounts and receivables. As an originator and servicer of sub-prime receivables, we typically charge higher interest rates and fees than lenders serving consumers with higher credit scores. As a result, sub-prime lenders are commonly the target of legislation (and revised legislative interpretations) intended to prohibit or curtail these and other industry-standard practices. Among others, changes in the consumer protection laws could result in the following:

  •
  receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

  •
  we may be required to refund previously collected amounts;

  •
  certain of our collection methods could be prohibited, forcing us to revise our practices;

  •
  federal and state laws may limit our ability to recover on charged off receivables regardless of any act or omission on our part;

  •
  reductions in statutory limits for fees and finance charges could cause us to reduce our fees and charges;

  •
  various of our products and services could be banned in certain states or at the federal level (for example, in 2004 the State of Georgia made certain micro-lending practices illegal and litigation has been brought in North Carolina alleging that certain micro-lending practices are prohibited in that state); and

  •
  federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us.

        Accordingly, our business is always subject to changes in the regulatory environment. Changes or additions to the consumer protection laws and related regulations, or to the prevailing interpretations thereof, could invalidate or call into question a number of our existing products, services and business practices, including our origination, charged off receivable collection and micro-lending activities. Any material regulatory developments could adversely impact our results from operations.

        Changes in law may increase our credit losses and administrative expenses, restrict the amount of interest and other charges imposed on the credit card accounts or limit our ability to make changes to existing accounts.    Numerous legislative and regulatory proposals are advanced each year, which, if adopted, could harm our profitability or limit the manner in which we conduct our activities. Changes in federal and state bankruptcy and debtor relief laws may increase our credit losses and administrative expenses. More restrictive laws, rules and regulations may be adopted in the future which could make compliance more difficult or expensive, further restrict the amount of interest and other charges we can impose on the credit products we originate or market, target sub-prime lenders, limit our ability to make changes to the terms of existing accounts or otherwise significantly harm our business.

        The Retail Micro-Lending and Servicing segment of our business operates in an increasingly hostile regulatory environment.    Most states have specific laws regulating micro-lending activities and practices (micro-lending is sometimes referred to as "payday" lending). However, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-lending cash advance services. For example, in May 2004, a new law became effective in Georgia that effectively prohibits certain micro-lending practices in the state. In 2004, bills to restrict or prohibit micro-lender cash advances also have been introduced in state legislatures including Arizona, Illinois, Iowa, Louisiana, Missouri, New Hampshire, Virginia, West Virginia and Wisconsin. In addition, Mississippi and Arizona have sunset provisions in their laws permitting micro-lending that require renewal of the laws by the state legislatures at periodic intervals. Although states provide the primary regulatory framework under which we conduct our micro-lending services, certain federal laws also impact our business. On March 1, 2005 the FDIC issued guidance limiting the frequency of borrower usage of micro-loans offered by FDIC supervised institutions and the period a customer may have micro-loans outstanding from any lender to three months during the previous twelve-month period. It is unclear how this guidance will impact the business. Future laws or regulations (at the state, federal or local level) prohibiting micro-lending services or making them unprofitable could be passed at any time or existing micro-lending laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

        Additionally, state attorneys general, banking regulators, and others have begun to scrutinize the micro-lending industry and may take actions that could require us to cease or suspend operations in their respective states. For example, a group of plaintiffs has brought a series of putative class action lawsuits in North Carolina claiming, among other things, that the micro-lender cash advance activities of the defendants violate numerous North Carolina consumer protection laws. The lawsuits seek various remedies including treble damages. One of these lawsuits is pending against CompuCredit and five of its subsidiaries. (See "Legal Proceedings" for additional information regarding that lawsuit.) If these cases are determined adversely to the defendants, there could be significant losses, including the inability to continue as micro-lenders in North Carolina, the inability to collect loans outstanding in North Carolina, and the payment by the lenders of monetary damages.

        Negative publicity may impair acceptance of our products.    Critics of sub-prime credit card issuers and micro-lenders have in the past focused on marketing practices that they claim encourage consumers to borrow more money than they should, as well as on pricing practices that they claim are either confusing or result in prices that are too high. Consumer groups and media reports frequently characterize sub-prime lenders as predatory or abusive toward consumers. If these negative characterizations become widely accepted by consumers, demand for our products and services could be adversely impacted. Increased criticism of the industry or criticism of us in the future could hurt customer acceptance of our products or lead to changes in the law or regulatory environment, either of which would significantly harm our business.

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

        Our portfolio purchases may cause fluctuations in reported managed receivables data, which may reduce the usefulness of historical managed loan data in evaluating our business. Our reported managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. As of December 31, 2004, portfolio acquisitions account for 44.3% of our total portfolio based on our ownership percentages.

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

        We currently are considering several acquisitions of, or investments in, businesses other than credit card portfolios. These businesses all involve lending to sub-prime consumers. Some of these acquisitions would involve a substantial purchase price. Any acquisition or investment that we make would involve risks different from and in addition to the risks that our business currently is exposed to. These include the risks that we will not be able to successfully integrate and operate new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

Other Risks

        We also face a number of other uncertainties. These include:

        Unless we obtain a bank charter, we cannot issue credit cards other than through an agreement with a bank.     Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks, and substantially all of our new credit card issuances are made under an agreement with CB&T. Previously we applied for permission to acquire a bank and our application was denied. In 2004 we applied for a credit card bank charter in the state of Georgia, and that application currently is in the process of being reviewed by regulators. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships like the CB&T relationship to provide for the issuance of credit cards to our customers. If our agreement with CB&T were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

        We may not be able to purchase charged off receivables at sufficiently favorable prices or terms for our Jefferson Capital operations to be successful.    The charged-off receivables that are acquired and serviced by Jefferson Capital have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged off receivables portfolios where our projected collections will exceed our acquisition costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital's profitability. The availability of charged off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge off trends in consumer receivables, our ability to develop and maintain long-term relationships with key credit originators, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged off receivables and reduce our return on such portfolios.

        Additionally, the originating institutions generally make numerous attempts to recover on their non-performing receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. Charged-off receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our Jefferson Capital operations.

        The statistical model we use to project credit quality may prove to be inaccurate.    We assess credit quality using an analytical model that we believe predicts likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. We believe our analysis enables us to better identify consumers within the underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analytical model. If any of our assumptions underlying our model proves materially inaccurate or changes unexpectedly, we may not able to achieve our expected levels of collection, and our revenues will be reduced, which could result in a reduction of our earnings.

        Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business.    We outsource account and payment processing pursuant to agreements with CB&T and its affiliates. In 2004 we paid CB&T and its affiliates approximately $26.4 million for these services. If these agreements were terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

        We rely on Visionary Systems, Inc. for software design and support, and any disruption of our relationship with Visionary Systems would negatively impact our business.    During 2004, we paid Visionary Systems approximately $6.7 million for software development, account origination and consulting services. In the event that Visionary Systems no longer provides us with software and support, our business would be negatively impacted until we retained replacement vendors. We believe that a number of vendors are qualified to perform the services performed by Visionary Systems and believe that this impact would only be temporary.

        If we obtain a bank charter, any changes in applicable state or federal laws could adversely affect our business.    In 2004 we applied for a credit card bank charter from the State of Georgia and that application currently is pending. We may or may not receive that charter, and in the future we may apply for other charters as well. If we obtain a bank or credit card bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. We are unable to predict the effect of any future changes of applicable state and federal laws or regulations, but such changes could adversely affect the bank's business and operations.

        If we ever consolidate the entities that hold our receivables, the changes to our financial statements are likely to be significant    When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving. These rules at some point could be changed or interpreted in a manner that requires us to consolidate these entities. In addition, we might at some point modify how we securitize receivables, or propose modifications to existing securitization facilities, such that the consolidation of these entities could be required. If this occurred, we would include the receivables as assets on our balance sheets and also would include a loan loss reserve. Similarly, we no longer would include the corresponding retained interests as assets. There also would be significant changes to our income and cash flows statements. The net effect of consolidation would be dependent upon the amount and nature of the receivables at the time they were consolidated, and although it is difficult to predict the net effect of consolidation, it is likely to be material. See, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies."

Note Regarding Risk Factors

        The risks factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 2. PROPERTIES

        Our principal executive offices, comprising approximately 167,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 234,000 square feet, are located in leased premises in: Atlanta, Georgia; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake City, Utah. Our Investments in Previously Charged of Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Lending and Servicing segment is headquartered in Peachtree City, Georgia with approximately 19,000 square feet; its storefront locations in the various states in which we operate average approximately 1,550 square feet per store. We believe that our facilities are suitable to our business and that we will be able to lease or purchase additional facilities as our needs require.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called "payday lending" business, certain of our Retail Micro-Lending and Servicing segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has traded on the NASDAQ National Market under the symbol "CCRT" since our initial public offering in April 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market. As of March 4, 2005, there were approximately 81 holders of our common stock, not including persons whose stock is held in nominee or "street name" accounts through brokers.

2003	High	Low
1st Quarter 2003	$8.70	$4.90
2nd Quarter 2003	13.40	6.15
3rd Quarter 2003	19.60	11.95
4th Quarter 2003	26.90	17.48
2004	High	Low
1st Quarter 2004	$24.90	$19.40
2nd Quarter 2004	21.95	14.74
3rd Quarter 2004	20.08	14.60
4th Quarter 2004	27.94	17.97

        The closing price of our common stock on the NASDAQ National Market on March 4, 2005 was $28.86. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources."

        The following table provides information with respect to purchases we made of our common stock during 2004:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2003	872,900	$5.25	872,900	9,127,100
May 2004	722,100	$17.69	722,100	8,405,000
June 2004	301,500	$17.92	301,500	8,103,500
July 2004	156,000	$16.39	156,000	7,947,500
August 2004	196,000	$15.85	196,000	7,751,500

Balance as of December 31, 2004	2,248,500	$12.63	2,248,500	7,751,500
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

Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, and from our audited consolidated financial statements for the years ended December 31, 2001 and 2000.

        In August 1997, we began securitizing our credit card receivables. In each securitization, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and retain the rights and obligations to service the accounts. All of our securitizations are treated as sales under accounting principles generally accepted in the United States of America ("GAAP"). As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables, however, will affect the future cash flows we actually receive. Various financial, operating and statistical data for the credit card receivables underlying the securitization structures for which we act as servicer are presented in the "Credit Cards Segment" discussion within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$49,384	$11,193	$2,494	$2,347	$7,091
Interest expense	(4,729)	(6,534)	(7,579)	(317)	—

Net interest income (expense) before fees and other income on non-securitized earning assets and provision for loan losses	44,655	4,659	(5,085)	2,030	7,091
Fees and other income on non-securitized earning assets	249,521	50,584	—	—	—
Provision for loan losses	(78,182)	(7,059)	—	—	—

Net interest income (expense), fees and other income on non-securitized earning assets after provision for loan losses	215,994	48,184	(5,085)	2,030	7,091
Other operating income:
Fees and other income on securitized earning assets	158,192	270,239	97,411	133,346	219,955
Servicing income	92,297	97,473	66,665	6,018	7,705
Ancillary and interchange revenues	24,271	19,613	30,713	53,372	48,377
Equity in income of equity-method investees	1,987	27,676	45,717	—	—

Total other operating income	276,747	415,001	240,506	192,736	276,037
Other operating expense	313,327	237,242	226,389	190,354	158,973

Income before minority interests and income taxes	179,414	225,943	9,032	4,412	124,155
Minority interests	(22,345)	(37,233)	—	—	—

Income before income taxes	157,069	188,710	9,032	4,412	124,155
Income taxes	(56,350)	(66,992)	(3,161)	(1,545)	(41,781)

Net income	$100,719	$121,718	$5,871	$2,867	$82,374

Net income attributable to common shareholders	$96,315	$117,434	$1,703	$2,723	$82,374

Net income per common share-diluted	$1.93	$2.34	$0.04	$0.06	$1.79

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Securitized earning assets	$536,718	$543,160	$298,674	$412,813	$361,887
Non-securitized earning assets, net	142,220	45,238	—	—	—
Total assets	1,003,526	761,355	518,915	536,457	470,505
Notes payable	83,624	1,945	—	16,517	—
Shareholders' equity	$683,890	$574,013	$447,868	$446,479	$404,181

        The following tables contain unaudited quarterly results for the years ended December 31, 2004 and 2003.

Selected Quarterly Financial Data

	At or for the Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income fees and other income on non-securitized earning assets after provision for loan losses	$83,715	$69,515	$33,490	$29,274	$19,497	$15,051	$12,087	$1,549
Fees and other income on securitized earning assets	28,012	54,225	35,312	40,643	38,163	136,518	35,502	60,056
Other operating income	32,291	29,351	27,591	29,322	30,312	24,114	43,400	46,936
Other operating expense	98,669	85,941	65,847	62,870	59,210	60,004	57,292	60,736
Income before minority interests and income taxes	45,349	67,150	30,546	36,369	28,762	115,679	33,697	47,805
Minority interests	(2,167)	(7,131)	(6,754)	(6,293)	(10,295)	(26,938)	—	—
Income before income taxes	43,182	60,019	23,792	30,076	18,467	88,741	33,697	47,805
Income taxes	(15,114)	(21,007)	(8,941)	(11,288)	(6,634)	(31,221)	(11,927)	(17,210)
Net income	$28,068	$39,012	$14,851	$18,788	$11,833	$57,520	$21,770	$30,595
	At or for the Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Per common share:
Basic	$0.55	$0.77	$0.29	$0.36	$0.23	$1.12	$0.43	$0.60
Diluted	$0.54	$0.75	$0.28	$0.36	$0.23	$1.11	$0.42	$0.60
	At or for the Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Securitized earning assets	$536,718	$585,966	$508,318	$549,399	$543,160	$513,628	$387,449	$339,346
Non-securitized earning assets, net	142,220	115,411	97,726	68,020	45,238	31,303	30,852	18,248
Total assets	1,003,526	947,160	841,869	782,860	761,355	719,687	581,429	544,063
Notes payable	83,624	75,469	56,898	6,139	1,945	7,536	7,506	1,392
Shareholders' equity	$683,890	$642,140	$608,144	$610,849	$574,013	$560,849	$502,767	$478,315

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and our consolidated financial statements and the related notes included therein where certain terms have been defined.

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

OVERVIEW

        We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to "un-banked" consumers. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions.

        We generally have financed our credit card origination activities through the securitization of the receivables underlying the accounts we originate and the portfolios that we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the "advance rate") that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. From the latter part of 2001 through the end of 2003, the advance rates that securitization lenders were willing to provide us with respect to our originated portfolio master trust were not adequate enough for us to earn the returns on equity that we demand for our shareholders. Accordingly, we did not originate a significant number of accounts during that time period.

        In January 2004, however, we completed a two-year securitization facility in connection with our originated portfolio master trust at advance rates that allow us to earn acceptable returns on equity from account originations to our traditional customer base. This facility provides for an initial one-year committed funding level of $1.25 billion, growth in that committed funding level to $1.5 billion in the second year (subject to certain conditions precedent that have now been satisfied), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration in a manner that we expect will allow us to receive cash flows that will adequately cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust. Accordingly, during the first quarter of 2004, we began to market our card offerings to again grow our traditional originated credit card business.

        During the period between late 2001 through the end of 2003, while we were not originating significant numbers of accounts, we sought to diversify our product offerings. We initially focused on portfolio acquisition as a significant growth channel for our overall credit card receivables portfolio. Through this channel, we were able to obtain sufficient leverage against our discounted purchase prices to allow us to earn our desired returns on equity. We completed two significant acquisitions in 2002, one in 2003 and two in 2004. Further, we also decided to expand our business into the purchase and recovery of previously charged off receivables, as well as the marketing and servicing of micro-loans and stored-value (or debit) cards.

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

        We partnered with Merrill Lynch to acquire approximately $92.0 million (face amount) in credit card receivables during the third quarter of 2004, and then again with an affiliate of Banc of America Securities and Greenwich Capital Financial Products to acquire approximately $996.5 million (face amount) in credit card receivables during the fourth quarter of 2004. Throughout 2005 and beyond, our shareholders should expect us to continue to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business, including further acquisitions of sub-prime lenders.

        We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 140"). To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization income or loss, which may be material. (This occurred, for example, in the third quarters of 2003 and 2004.) For further discussion of our historic results and the impact of securitization accounting on our results, see the "Results of Operations" and "Liquidity, Funding and Capital Resources" sections below, as well as our consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

        Total interest income.    Total interest income consists primarily of finance charges and late fees earned on our largely fee-based card offering to consumers at the lower end of the FICO scoring system. The approximate $38.2 million increase when comparing 2004 to 2003 is due to growth during the latter quarters of 2003 and all of 2004 in our credit card receivables associated with this product, none of which we have securitized. Also included within total interest income (under the other category) is the interest income that we have earned on our various investments in debt securities, including interest earned on CSG Trust bonds, and on our subordinated, certificated interest in the Embarcadero Trust. While principal amortization has caused reductions in 2004 interest income levels associated with our CSG Trust bonds and the Embarcadero Trust subordinated, certificate interest, our other interest income levels have remained relatively consistent between 2003 and 2004 due to other bond investments that we have made (typically in bonds issued by other third-party asset backed securitizations) throughout 2004.

        As we continue to grow our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, and assuming that we do not securitize the credit card loans receivable underlying this product offering in an off balance sheet arrangement, we expect to see continued growth in our total interest income throughout 2005.

        Interest Expense.    Interest expense declined approximately $1.8 million due to a reduction in the interest costs associated with our initial investment in CSG ($0.3 million pre-tax interest expense for 2004, versus $6.3 million of pre-tax interest expense for 2003), offset partially by interest paid on the financing underlying the purchase of both First American and Venture Services and their associated subsequent operations, which added approximately $4.1 million in interest costs.

        Fees and other income on non-securitized earning assets.    The following table details the components of fees and other income on non-securitized earning assets for 2004, 2003 and 2002:

	For the year ended December 31,
	2004	2003	2002
	(In thousands)
Fees and other income on non-securitized earning assets:
Retail micro-lending fees	$37,485	$—	$—
Non-securitized credit card fees	89,042	12,818	—
De-securitized Fingerhut receivables	64,322	—	—
Investments in previously charged off receivables	56,723	37,766	—
Other	1,949	—	—

Total	$249,521	$50,584	$—

        The increase of approximately $198.9 million in fees and other income on non-securitized earning assets was largely attributable to: (1) growth in our largely fee-based card offering to consumers at the lower end of the FICO scoring system which contributed approximately $76.2 million; (2) the addition of our Retail Micro-Lending and Servicing segment for 2004 which contributed approximately $37.5 million; (3) income associated with the de-securitized Fingerhut receivables (including the amortization of the associated deferred gain) of approximately $64.3 million; and (4) the growth in income within our Investments In Previously Charged Off Receivables segment of approximately $18.9 million. The other category above includes fees associated with our stored-value card, merchant credit, and on-line micro-lending operations, all of which represent start-up activities for us in 2004. We expect to see continued growth in our retail micro-lending, non-securitized credit card, investments in previously charged off receivables, and other fee categories throughout 2005.

        The $64.3 million of 2004 income from de-securitized Fingerhut receivables relates to the repayment of a Fingerhut securitization facility in its entirety in August 2004, thereby resulting in a de-securitization of the Fingerhut receivables. Accordingly, during the third quarter of 2004, we resumed on balance sheet ownership of these receivables at an approximate $0.0 carryover basis corresponding to our then-existing basis in the Fingerhut retained interests. We have no plans to re-securitize the receivables underlying the Fingerhut Trust, and the remaining excess cash flows that we expect to receive from the Fingerhut receivables through December 2008 are currently estimated to be $106.3 million. Because of our $0.0 basis in the de-securitized Fingerhut receivables, as we receive our expected $106.3 million in excess cash flows from the Fingerhut receivables, we essentially will be reporting into GAAP income (as fees and other income on non-securitized earning assets) all of the cash flows that we receive in any particular accounting period. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $52.6 million for 2004.

        Also reflected in the $64.3 million of 2004 income from de-securitized Fingerhut receivables is post-de-securitization-related deferred gain amortization. Our original servicing liability associated with an Original Fingerhut Trust was converted into a deferred gain upon a third quarter of 2003 Fingerhut retained interests exchange. This deferred gain is now being amortized into fees and other income on non-securitized earning assets on our consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables; the post-de-securitization income associated with amortization of this deferred gain totaled approximately $11.7 million for 2004. As of December 31, 2004, an additional $23.4 million of this deferred gain on Fingerhut receivables remains to be amortized into fees and other income in future periods.

        Provision for loan losses.    Our provision for loan losses increased to $78.2 million in 2004, from $7.1 million in 2003. The $71.1 million increase is principally due to our significant year-over-year growth in our on balance sheet loans and fees receivable related to our largely fee-based card offering to consumers at the lower end of the FICO scoring system and the introduction of our micro-lending activities. Prior to the third quarter of 2003, substantially all of our receivables were securitized in off balance sheet qualifying securitizations, which resulted in little to no recognition of provision for loan losses in our consolidated statements of operations.

        The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) fees receivable underlying fee income included within our fees and other income on non-securitized assets category. Although we do not expect to see any degradation in credit quality in 2005 and while current delinquency and credit loss trends look favorable, we do expect that our provision for loan losses will increase in 2005 based on the loans and fees receivable growth that we are planning throughout 2005.

        Fees and other income on securitized earning assets.    Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains and losses, and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for 2004, 2003 and 2002.

	For the year ended December 31,
	2004	2003	2002
	(In thousands)
Securitization income (loss)	$1,651	$31,385	$(18)
Income from retained interests in credit card receivables securitized	80,205	150,538	1,552
Fees on securitized receivables	76,336	88,316	95,877

Total fees and other income on securitized earning assets	$158,192	$270,239	$97,411

        The anticipated decline of approximately $112.0 million in 2004 was largely due to: (1) securitization income, which declined approximately $29.7 million due to the initial purchase and subsequent securitization of the approximately $824.0 million (face amount) in Embarcadero Trust receivables in the third quarter of 2003, generating $29.7 million more income than the initial purchase and subsequent securitization of the approximately $92.0 million (face amount) in receivables we acquired in the third quarter of 2004; (2) a decline in income from retained interests in credit card receivables securitized of $70.3 million, principally due to an anticipated decline in income from our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction ($8.7 million pre-tax income in 2004 prior to the de-securitization of the Fingerhut receivables in the second quarter thereof, compared with $129.5 million pre-tax income for 2003); and (3) a decline in fees on securitized receivables related to the originated portfolio due to a decline in the managed receivables underlying the originated portfolio master trust.

        The above decreases were offset by: (1) a third quarter 2004 change in the estimated residual cash flows discount rate (from 22.5% at June 30, 2004 to 15.5% at September 30, 2004) used to value retained interests, which increased third quarter 2004 income from retained interests in credit card receivables securitized by $21.7 million; (2) the improved performance of our retained interests in the originated portfolio master trust; and (3) fee income generated by the Embarcadero Trust receivables, which were acquired in the third quarter of 2003.

        Additionally, the decrease in income from the Fingerhut retained interests was partially offset during 2004 by an increase in fees and other income on non-securitized earning assets attributable to income earned upon the de-securitization of the Fingerhut receivables during this same period.

        Further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized, are provided in the discussion of our Credit Cards segment below.

        Servicing income.    Servicing income decreased an anticipated $5.2 million, pre-tax, due to declines in the originated portfolio master trust and CSG Trust managed receivables and the de-securitization of the Fingerhut receivables. The de-securitization of the Fingerhut receivables had the effect of eliminating servicing income as a revenue source related to the Fingerhut receivables. This decline was partially offset, however, by 2004 servicing income associated with the addition of the Embarcadero Trust receivables securitized during the third quarter of 2003, the addition of $16.9 million of retail micro-loan processing and servicing fees in 2004, and to a lesser extent servicing income associated with the approximately $92.0 million (face amount) in receivables that we acquired and securitized in the third quarter of 2004. We also saw some offset to the decline in our servicing income during the fourth quarter of 2004 associated with two new term securitizations issued out of the originated portfolio master trust. These two term securitization facilities increased our servicing rates to 4% (i.e., from the .10% level that we have historically experienced for facilities issued out of our originated portfolio master trust). We expect some growth in our servicing income during 2005 based on these new, higher servicing rates, coupled with anticipated originated portfolio master trust receivables growth in 2005 and new servicing opportunities that have arisen for us associated with three credit card receivables portfolio acquisitions we completed late in 2004 and in January 2005. To the extent that our servicing income rises associated with increased servicing rates on the two term securitization facilities issued out of the originated portfolio master trust, we will experience an offsetting reduction in income from retained interests in credit card receivables securitized (a component of fees and other income on securitized earning assets).

        Ancillary and interchange revenues.    Ancillary and interchange revenues increased approximately $4.7 million primarily due to growth in both categories as a result of the addition of new accounts in our core portfolio, growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our emphasis during 2004 on new account additions to replace older more stagnant accounts produced higher interchange revenues.

        Equity in income of equity-method investees.    Equity in income of equity-method investees declined $25.7 million due to the effects of the second quarter of 2003 early amortization event experienced by CSG, with respect to its investment in CSG Trust retained interests; this event, which was anticipated at the date of our investment in CSG, caused the CSG Trust to cease cash flows to CSG with respect to its retained interest in the CSG Trust, which in turn adversely affected CSG's income levels in 2004. Offsetting some of the CSG-related decrease in equity in income of equity-method investees were modest levels of income associated with our new Transistor and Capacitor equity-method investees. While the contributions from these new equity-method investees were modest in 2004 because we held these investments for just a little more than a month in 2004, we expect these investees to contribute significantly to our 2005 equity in income of equity-method investees.

        Total other operating expense.    Total other operating expense increased by approximately $76.1 million due to: (1) an approximate $30.7 million increase in marketing and solicitation costs associated with (a) increased 2004 marketing efforts aimed at growing account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, and (b) the addition of our Retail Micro-Lending and Servicing segment; (2) the addition of approximately $19.5 million in loan servicing costs associated with our micro-lending activities; (3) a $9.0 million charitable contribution made in the fourth quarter of 2004; (4) the $4.5 million loss associated with the impairment of certain notes receivable from one of our strategic marketing vendors relationships; (5) a $6.7 million increase in servicing costs incurred within our Investments in Previously Charged Off Receivables segment associated with its growing operations; (6) an overall increase of approximately $18.4 million in other expenses, including salary, occupancy and advertising costs, due to the addition of our Retail Micro-Lending and Servicing segment; and (7) the $23.7 of costs that we incurred within our Other segment in 2004 associated with the start-up of our stored-value card, merchant credit and on-line micro-lending operations. The increases cited above were partially offset by a $29.6 million reduction in the costs of servicing credit card receivables between 2003 and 2004. The levels of credit card receivables that we service dropped in 2004 based on reductions in originated portfolio master trust, CSG Trust and Fingerhut receivables levels, offset to some degree by new receivables associated with the Embarcadero Trust, the trust underlying our securitization of the approximately $92.0 million (face amount) in receivables we acquired during the third quarter of 2004, our Transistor equity-method investment (for which we act as servicer), and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system.

        While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in 2005, and while certain unique expenses (like the $9.0 million charitable contribution) undertaken in 2004 may not be repeated in 2005 and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels based on growth that we plan to undertake in 2005.

        Minority Interest.    The 37.5% and 24.9% ownership interests of the Merrill Lynch affiliate in Embarcadero and Bluestem, respectively, are reflected as minority interests in the statements of operations. The minority interests associated with these subsidiaries totaled $23.0 and $37.2 million in 2004 and 2003, respectively, and reflect the minority interest holder's portion of the results of operations in both subsidiaries since acquisition. Additionally, the approximate 70% ownership interest of a minority interest holder in our merchant credit subsidiary is included as a minority interest in the 2004 statement of operations. The minority interest associated with this merchant credit subsidiary totaled $(0.7) million in 2004, and reflects the minority interest holder's portion of the results of operations in this subsidiary since acquisition.

        Income Taxes.    Our effective tax rate was 35.9% for 2004 compared to 35.5% for 2003. The increase of approximately 0.4% in our effective tax rate between 2003 and 2004 is principally due to the fact that certain of our operations are now subject to various state income taxes. See Note 13, "Income Taxes," to our consolidated financial statements included herein for further explanation of income tax expense and a reconciliation of reported income taxes to the amount utilizing the federal statutory rate.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

        Total interest income.    The approximate $8.7 million increase when comparing 2003 to 2002 is due to the commencement in 2003 of our largely fee-based card offering to consumers at the lower end of the FICO scoring system, none of which we have securitized, as well as interest income we began receiving in the third quarter of 2003 on our subordinated, certificated interest in the Embarcadero Trust.

        Interest Expense.    Interest expense declined approximately $1.0 million due to a reduction in interest expense associated with our 2002 investment in CSG and its initial financing, which was repaid during that same year. Even though this debt was repaid in 2002, we also incurred interest expense associated with this debt in 2003 given that the lender is entitled to a percentage of the excess cash flows that we receive as distributions from CSG with respect to CSG's retained interest in the CSG Trust. In connection with the anticipated CSG Trust early amortization event that occurred in 2003, CSG ceased making these distributions to its members, and these distributions are not expected to resume until the middle of 2006.

        Fees and other income on non-securitized earning assets.    Fees and other income on non-securitized earning assets increased by $50.6 million primarily due to: (1) the initiation of the Investments in Previously Charged Off Receivables segment in 2003, which contributed approximately $37.8 million; and (2) the addition of our largely fee-based card offering to consumers at the lower end of the FICO scoring system, which contributed approximately $12.8 million.

        Provision for loan losses.    Our provision for loan losses increased to $7.1 million in 2003, from $0.0 in 2002. The $7.1 million increase is due to commencement of our on balance sheet loans and fees receivable related to our largely fee-based card offering to consumers at the lower end of the FICO scoring system.

        Fees and other income on securitized earning assets.    Fees and other income on securitized earning assets increased approximately $172.8 million due to: (1) the initial purchase and subsequent securitization of the Embarcadero Trust receivables in the third quarter of 2003, which generated $31.4 million in securitization income compared to $0.0 in the previous year; (2) a full year of solid performance with respect to our Fingerhut Trust retained interests in 2003, as contrasted with just under six months of similar performance on these retained interests in 2002 following their July 2002 acquisition; (3) strong performance with respect to our Embarcadero Trust retained interests after the third quarter of 2003 securitization that gave rise to these retained interests; and (4) a significant reduction in losses underlying our retained interests in our originated portfolio master trust. Further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized, are provided in the discussion of our Credit Cards segment below.

        The aforementioned 2003 increases in retained interests in credit card receivables securitized were offset slightly by the reduced marketing to add new accounts and receivables within the originated portfolio master trust during 2002 and 2003. This action caused a greater percentage of the originated portfolio managed receivables to age into two and three-plus year vintages for which higher charge offs typically occur.

        Servicing income.    Servicing income increased an anticipated $30.8 million, pre-tax, principally due to: (1) the increase in servicing revenues associated with the purchase of the retained interests in the Original Fingerhut Trust, CSG's purchase of the retained interests in the CSG Trust and the purchase of the Embarcadero Trust receivables, as we service 100% of each of these portfolios of receivables; and (2) amortization of the servicing liability associated with the Original Fingerhut Trust ($31.7 million in 2003 and $28.9 million in 2002), with the same offsets included in credit card servicing expense in "Total Other Operating Expenses" below.

        Ancillary and Interchange revenues.    Ancillary and interchange revenues decreased by approximately $11.1 million principally due to a reduction in ancillary product revenues. The ancillary product revenue category is sensitive to our new account growth because historically sales of our fee-based products are higher to our new cardholders than to existing cardholders. During 2003, we originated fewer accounts than in prior years, and this resulted in the decrease in ancillary product revenue. Interchange fees decreased primarily due to a decrease in our cardholders purchase volumes.

        Equity in income of equity-method investees.    Equity in income of equity-method investees declined $18.0 million due to the effects of the second quarter of 2003 early amortization event experienced by CSG with respect to its investment in CSG Trust retained interests; this event, which was anticipated at the date of our investment in CSG, caused the CSG Trust to cease cash flows to CSG with respect to its retained interest in the CSG Trust, which in turn adversely affected CSG's income levels in 2003.

        Total other operating expense.    Total other operating expense decreased primarily due to a decline in our managed receivables (i.e., relative to mid-2002 levels immediately after the CSG and Fingerhut acquisitions). This downward trend is also reflective of our renegotiation of certain outsourced rates, our utilization of greater outsourcing opportunities due to reduced rates and lower overall delinquencies. Our 2003 marketing and solicitation activities generally were limited to our then new largely fee-based card offering to consumers at the lower end of the FICO scoring system. These activities began in earnest during the second quarter of 2003 and offset some declines in the servicing costs associated with of our securitized portfolios.

        Income Taxes.    Our effective tax rate was 35.5% for 2003 compared to 35.0% for 2002. The increase in our effective tax rate between 2002 and 2003 was principally due to the fact that certain of our operations are now subject to various state income taxes.

Credit Cards Segment

        Included at the end of this Credit Cards Segment section under the heading "Definitions of Financial, Operating, and Statistical Measures" are definitions to various terms that we use throughout our discussion of the Credit Cards Segment.

        Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with all of our credit card products, including our largely fee-based card offering to consumers at the lower end of the FICO scoring system. Revenues associated with our largely fee-based offering to consumers at the lower end of the FICO scoring system include interest income (along with late fees), fees and other income, as we have not securitized the receivables associated with this offering. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and other income on securitized earnings assets within the Credit Cards segment include (1) securitization income (loss), (2) income from retained interests in credit card receivables securitized, (3) and fees and other income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the fees and other income on non-securitized earnings assets (which are not of a provision for loan losses) and our income from retained interests in credit card receivables securitized categories. Details of our income from retained interests in credit card receivables securitized for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In millions)
Income (loss) from retained interests in credit card receivables securitized:
Originated portfolio	$32.7	$(40.8)	$(73.4)
Purchased portfolios(1)	47.5	191.3	75.0

Total	$80.2	$150.5	$1.6

(1)
This amount includes approximately $8.7 million for 2004 related to the Fingerhut Trust and approximately $127.1 million and $76.9 million for 2003 and 2002 related to the Original Fingerhut Trust (as discussed below). It also includes $37.2 and $58.0 million for 2004 and 2003, respectively related to the Embarcadero Trust.

Background

        All of our credit card securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our managed receivables, which include our non-securitized credit card receivables, as well as the credit card receivables underlying our off balance sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees and exclude minority interest holders' shares of the receivables that we manage for our minority-owned consolidated subsidiaries.

        Financial, operating and statistical data based on these aggregate managed receivables are key to any evaluation of our performance in managing (including underwriting, valuing purchased receivables, servicing and collecting) the aggregate of the portfolios of credit card receivables reflected on our balance sheet and underlying our securitization facilities. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on a so-called "managed basis." It is also important to analysts, investors and others that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in our securitization facilities. It also facilitates comparison of us to others within the specialty finance industry.

        Managed receivables data assumes that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loan and fee receivables (i.e., all but $112.5 million of GAAP credit card loan and fee receivables at gross face value) had been sold in securitization transactions as of December 31, 2004; (2) a look-through to our economic share of (or equity interest in) the receivables that we manage for our two equity-method investees; (3) removal of our minority interest holders' interests in the managed receivables underlying our GAAP consolidated results; and

(4) recognition that the de-securitized Fingerhut managed receivables are recorded at a $0.0 basis in our GAAP financial statements.

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

	Purchases occurring in
	2004	2003	2002
	(In thousands)
Acquired accounts	190	271	2,828
Excluded accounts	12	30	269

        The credit card receivables portfolios that we acquire are typically acquired at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts noted above. Another portion of each discount relates to the credit quality of the remaining acquired receivables and is calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we amortize into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. Prior to the third quarter of 2003, we had never determined that the amount allocated to credit quality discount exceeded the needed amount. Accordingly, no adjustments to accretable yield had occurred. In the third quarter of 2003, however, we determined that the amount allocated to credit quality discount exceeded the needed amount for one of the acquired portfolios. Accordingly, in our third quarter of 2003, we reallocated $98.4 million of unused credit quality discount to our accretable yield and are amortizing this amount into our net interest margin using the effective yield method over the remaining estimated life of the acquired portfolio. Such an adjustment does not affect our reported GAAP income, but does affect the amounts included within this discussion of our Credit Cards segment data, in particular net interest margin and adjusted net charge offs. No other adjustments or re-allocations have been made. The following table summarizes the discount components associated with the acquired portfolios as they were computed at the date of acquisition, adjusted, however, for the effects of the $98.4 million reallocation discussed above:

	Purchases occurring in
	2004	2003	2002
	(In millions)
Total face value acquired	$401.6	$515.0	$1,652.5
Total discount	77.2	113.9	759.6
Portion used for excluded receivables	26.9	45.8	219.8
Portion needed for credit quality	35.1	50.7	418.4
Portion reflecting accretable yield	15.2	17.4	121.4

Asset Quality

        Our delinquency and charge off data at any point in time reflects the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. The delinquency and charge-off data reflected herein are considered by management in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, as well as the valuation of our retained interests in credit card receivables securitized for our securitized earning assets, on our consolidated balance sheets. As receivables are charged off, the charge offs of non-securitized receivables are reflected within our provision for loan losses, and the charge offs of securitized receivables are reflected as an offset in determining income from retained interest in credit card receivables securitized (within our fees and other income on securitized earning assets) on our consolidated statements of operations.

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

        The account management strategies that we use on our portfolio are intended to manage and to the extent possible reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading "How Do We Collect from Our Customers?" in "Item 1. Business" above) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

        The following table presents the delinquency trends of the credit card receivables that we manage:

	At or for the Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollars in thousands; % of total)
Period-end managed receivables	$2,166,489	$1,931,514	$1,942,059	$2,090,644	$2,340,898	$2,518,822	$2,242,542	$2,470,041
Period-end managed accounts	2,888	2,317	2,222	2,276	2,416	2,637	2,707	3,169
Receivables delinquent:
30 to 59 days past due	$80,419	$76,028	$84,474	$71,108	$104,380	$118,300	$111,452	$99,723
60 to 89 days past due	61,408	61,144	60,780	58,188	79,347	87,205	74,330	80,234
90 or more days past due	167,863	148,132	126,505	160,055	200,965	187,526	162,463	247,903

Total 30 or more days past due	$309,690	$285,304	$271,759	$289,351	$384,692	$393,031	$348,245	$427,860

Total 60 or more days past due	$229,271	$209,276	$187,285	$218,243	$280,312	$274,731	$236,793	$328,137

Receivables delinquent as % of period-end loans:
30 to 59 days past due	3.7%	3.9%	4.3%	3.4%	4.5%	4.7%	5.0%	3.9%
60 to 89 days past due	2.8	3.2	3.1	2.8	3.4	3.5	3.3	3.3
90 or more days past due	7.7	7.7	6.5	7.7	8.6	7.4	7.2	10.0

Total 30 or more days past due	14.3%	14.8%	14.0%	13.9%	16.5%	15.6%	15.5%	17.2%

Total 60 or more days past due	10.6%	10.8%	9.6%	10.5%	12.0%	10.9%	10.5%	13.3%

        A comparison of our lower delinquency rates in all categories as of December 31, 2004 to those as of December 31, 2003 supports our belief that we are seeing credit quality improvements within our portfolios. We believe this to be the case despite our marketing and addition of new accounts underlying our originated portfolio master trust during 2004, which tend to have lower delinquency rates than more mature accounts. The favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, the receivables of which experience greater delinquency and charge-off levels.

        Charge offs.    We generally charge off credit card receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer's bankruptcy or death. In some cases of death, however, receivables are not charged off if, with respect to the deceased customer's account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full. Other loans and fees receivable generally are charged off when they become contractually 90 days past due.

        The following table presents the charge off data for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders' equity in our consolidated subsidiaries); (2) our respective 50.0% and 33.3% shares of the managed receivables of CSG and Transistor, our equity-method investees; (3) the de-securitized Fingerhut receivables; and (4) the $112.5 million face amount of receivables associated with our largely fee-based card offering to consumers at the lower end of the FICO scoring system, which have not been securitized.

	For the Three Months Ended
	2004				2003
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Dollars in thousands; percentages annualized)
Average managed receivables	$2,039,235	$1,924,520	$2,001,489	$2,219,537	$2,419,674	$2,469,194	$2,359,513	$2,636,728
Gross yield ratio	29.3%	29.8%	29.6%	30.3%	31.3%	32.1%	33.0%	34.0%
Combined gross charge offs	$131,061	$121,498	$140,573	$165,815	$169,482	$161,746	$206,451	$240,336
Net charge offs	$58,270	$61,255	$74,087	$87,331	$90,446	$95,629	$123,062	$133,666
Adjusted charge offs	$39,899	$38,343	$43,934	$45,294	$47,304	$54,798	$64,744	$67,180
Combined gross charge off ratio	25.7%	25.3%	28.1%	29.9%	28.0%	26.2%	35.0%	36.5%
Net charge off ratio	11.4%	12.7%	14.8%	15.7%	15.0%	15.5%	20.9%	20.3%
Adjusted charge off ratio	7.8%	8.0%	8.8%	8.2%	7.8%	8.9%	11.0%	10.2%
Net interest margin	20.4%	22.4%	20.8%	20.1%	22.1%	22.4%	18.3%	17.3%
Other income ratio	5.4%	7.4%	6.9%	6.2%	5.9%	5.1%	5.5%	5.7%
Operating ratio	11.9%	8.2%	7.6%	7.1%	8.6%	7.3%	12.1%	8.6%

        The principal factor contributing to the lower gross yield ratio experienced during 2004 is our improved across-the-board delinquency rates within each of our managed receivables portfolios. Lower delinquencies have translated directly into lower late fee billings. Observations with respect to the remaining categories in the above table are as follows:

  •
  While all of our charge-off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, which was renewed during 2004, the favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, the receivables of which experience greater charge-off levels than we experience within our originated portfolio master trusts and with respect to purchased receivables.

  •
  While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, the receivables of which experience lower APRs and have greater charge-off levels than we experience within our originated portfolio master trusts and with respect to purchased receivables.

  •
  The significant trending decline in combined gross charge offs and combined gross charge off ratios principally reflects credit quality improvements within our portfolios.

  •
  Both credit quality improvements within our portfolios and our lower delinquencies have contributed to trending lower net charge offs and adjusted charge offs, as well as a lower net charge off ratio.

  •
  Third quarter and fourth quarter of 2003 combined gross charge off, net charge off and adjusted charge off ratios all benefited materially from the effects of the Embarcadero acquisition in the third quarter of 2003. That is to say that our September 30, 2003 and December 31, 2003 managed receivables data excluded all receivables associated with accounts that were at or near charge off at the time of our acquisition of the Embarcadero receivables portfolio. The exclusion of these late stage or severely delinquent accounts at the time of acquisition meant that there were no charge-offs on the Embarcadero receivables until the portfolio seasoned through its delinquency buckets in the months following the acquisition. Magnifying this beneficial effect was the fact that while there were no charge-offs of Embarcadero receivables until the portfolio seasoned through its delinquency buckets, the denominator of the various charge off ratio computations was increased to include all of the Embarcadero receivables that were not at or near charge off at the time of acquisition. In prior filings we have sometimes referred to this effect as the "denominator effect."

  •
  Similar to the beneficial effects of the Embarcadero acquisition in the third quarter of 2003 as discussed above, our fourth quarter of 2004 combined gross charge off, net charge off and adjusted charge off ratios all benefited from the effects of Transistor's acquisition late in the fourth quarter of 2004. These beneficial effects (especially when combined with the beneficial effects of the two portfolio acquisitions that we did in January 2005) will carry over into future 2005 quarters until Transistor's (and the other 2005 acquisitions') receivables season through its delinquency buckets.

  •
  The fourth quarter of 2004 combined gross charge off, net charge off and adjusted charge off ratios all benefited from a bulk sale of charge-offs in the fourth quarter, which generated higher recoveries than in the third quarter of 2004.

  •
  The gap between our net charge offs and adjusted charge offs, as well as their associated ratios, has narrowed in recent quarters. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based card offering to consumers at the lower end of the FICO scoring system and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables. The Transistor and January 2005 receivables acquisitions should serve to diminish somewhat the pace of this trend over the next few quarters.

  •
  The general improvements that we have seen in our net interest margin between 2004 and 2003 principally reflect the effects of lower finance charge and late fee charge offs. Some of these improvements represent absolute improvements that we are seeing year over year in the credit quality of our portfolios. Additionally, the Embarcadero acquisition contributed significantly to the higher third and fourth quarter of 2003 net interest margin. For similar reasons, we expect to see some improvements in our net interest margin over the next few quarters as the Transistor and January 2005 receivables acquisitions normalize and season through their delinquency buckets.

  •
  The generally improved 2004 other income ratio relative to 2003 resulted principally from increased fee income (net of fee charge offs) associated with our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring system. Also contributing is improved credit quality overall in 2004, which had the effect of reducing the level of fee charge offs netted against fee income associated with our originated portfolio master trust and purchased portfolio managed receivables. Seasonally higher fourth quarter fee charge offs are the principal factor causing the decline in the other income ratio in the fourth quarter of 2004; the fourth quarter 2003 benefits of the Embarcadero acquisition offset the effects of this seasonality between the third and fourth quarters of 2003.

  •
  Our $9.0 million charitable contribution during the fourth quarter of 2004 accounted for 1.8% of the increase in the operating ratio between the third and fourth quarters of 2004. The additional increase during the fourth quarter was principally due to increased servicing expenses experienced during the transition (or conversion to a different processing platform) of our portfolio acquisitions made during the fourth quarter and in connection with hiring that we did in advance to prepare for known acquisitions that were completed in January of 2005.

Definitions of Financial, Operating and Statistical Measures

        Adjusted charge offs.    Represents principal net charge offs as adjusted to apply a discount related to the credit quality of acquired portfolios to offset a portion of actual net charge offs. Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices relates to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the expected future principal cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.

        Combined gross charge offs.    Represents the aggregate amounts of accrued finance charge, fee, and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current-period recoveries.

        Gross yield ratio.    Represents billed finance charges and late fees as a percentage of average managed receivables.

        Net charge offs.    Includes only the principal amount of losses, net of recoveries (and it excludes accrued finance charges and fee charge offs, which are charged against the related income item at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses).

        Net interest margin.    Represents an annualized fraction, the numerator of which includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, less interest expense associated with securitization facilities and accrued finance charge and late fee charge offs, and the denominator of which is average managed receivables. Net interest margins are influenced by a number of factors, including (1) the level of accrued finance charges and late fees billed, (2) the weighted average cost of funds within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our accrued finance charge and late fee charge offs. On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer's credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit.

Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

        Operating ratio.    Represents an annualized fraction, the numerator of which includes all expenses associated with our Credit Cards segment, net of any servicing income we receive as servicer for the CSG Trust, the Embarcadero Trust, the trust underlying our securitization of the approximately $92.0 million (face amount) in receivables we acquired during the third quarter of 2004 and Transistor's receivables, other than marketing and solicitation and ancillary product expenses, and the denominator of which is average managed receivables.

        Other income ratio.    Represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin), and the denominator of which is average managed receivables.

Investments in Previously Charged off Receivables Segment

        For 2004 and 2003, the following table shows a roll-forward of our investments in previously charged off receivables activities (in thousands of dollars):

	2004	2003
Unrecovered balance at beginning of period	$13,960	$—
Acquisitions of defaulted accounts	35,539	40,747
Cash collections	(91,128)	(64,553)
Income recognized on defaulted accounts	56,723	37,766

Balance at December 31	$15,094	$13,960

Estimated remaining collections ("ERC")	$63,993	$61,698

        At the time of acquisition, the life of each pool of previously charged off receivables generally is estimated under our proprietary models to be between 24 and 36 months for our contractual charge off purchases and between 24 and 60 months for Chapter 13 bankruptcy charge off purchases. We anticipate collecting approximately 65.1% of the ERC over the next twelve months, with the balance to be collected thereafter.

        The above table reflects our use of the cost recovery method of accounting for our investments in previously charged off receivables. Under this method, static pools consisting of homogenous accounts and receivables are established for each portfolio acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts.

        We expect our Investments in Previously Charged Off Receivables segment to continue its revenue and income growth in 2005.

Retail Micro-Lending and Servicing Segment

        The Retail Micro-Lending and Servicing segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customer's next payday. The assets associated with our Retail Micro-Lending and Servicing operations were principally acquired in two separate transactions completed during 2004. During the second quarter of 2004, our subsidiaries acquired substantially all of the assets of First American, including over 300 retail locations in 11 states, for approximately $108.9 million. Representing an initial market entry into micro-lending and servicing activities, the First American acquisition provided a platform for future growth in this market. Subsequently, during the third quarter of 2004, our subsidiaries acquired substantially all of the assets of another micro-lender, Venture Services, including 166 retail locations in 7 states, for approximately $33.9 million. The Venture Services acquisition provided complementary locations in 4 existing states and added 3 new states. As of December 31, 2004, our subsidiaries operated a total of 482 micro-lending and servicing locations in 14 states.

        The micro-lending market emerged in the early 1990s in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. We believe customers seek micro-loans as a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other financing alternatives, which include overdraft privileges or bounced check protection, late bill payments, checks returned for insufficient funds and short-term collateralized loans. As of December 31, 2004, 37 states and the District of Columbia had passed specific enabling legislation or regulations permitting micro-lending activities.

        In most of the states in which our subsidiaries operate our micro-lending business, they make loans directly to customers. However, in certain other states, they act only as a processing and servicing agent for a state-chartered, FDIC insured bank that issues the loan to the customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. Unlike many competitors, they have structured their processing and servicing agreements with the lending bank so that the bank bears the entire credit risk associated with the loans. Additionally, unlike many competitors, they do not purchase overdue loans from the lending bank. As of December 31, 2004, they were making micro-loans directly to customers in 355 of the 482 locations in 10 states, and they were acting as a processing and servicing agent for the lending bank in the remaining 127 locations in 4 states. During 2004, direct storefront micro-lending generated revenues of $37.5 million, and revenues through processing and servicing activities for the lending bank were $16.9 million.

        In addition to the 468 locations acquired during 2004, 16 new locations were opened in the year ended December 31, 2004. The capital cost of opening a new branch location varies depending on the size and location of the branch, but typically averages approximately $30,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and security. Historically, it typically takes approximately nine months for a micro-loan location to generate sufficient revenues to cover its branch expenses, excluding management fees paid to its parent. During the year ended December 31, two of the branch locations were closed in order to better allocate our resources.

Year Ended December 31, 2004
Beginning number of locations	—
Acquired locations	468
Opened locations	16
Closed locations	(2)

Ending locations	482

Liquidity, Funding and Capital Resources

        At December 31, 2004, we had approximately $56.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

  •
  During 2004, we generated $131.4 million in cash flow from operations, compared to generating $438.8 million in cash flow from operations during 2003. The $307.4 million decrease is due primarily to (1) our higher first quarter 2004 payment on our federal income tax liability, (2) a material reduction in 2004 in the level of cash flows to us from our Fingerhut retained interests, (3) the cessation in mid-2003 of cash flows to CSG on its interest in the CSG Trust retained interests and hence its mid-2003 cessation of cash flows to us in connection with our investment in CSG, and (4) the declining balances in our originated and purchased portfolios.

  •
  During 2004, we used $205.8 million of cash in investing activities, compared to our use of approximately $465.2 million of cash in investing activities during 2003. The $259.4 million decrease is due primarily to a $501.5 million decline in our investments in (net of proceeds from) securitized earning assets based on significantly reduced collateral enhancement requirements and the fact that we currently have no principal funding account deposit requirements at December 31, 2004, offset, however, principally by (1) a $53.8 million greater net investment in non-securitized earning assets in 2004 than in 2003, (2) the $135.8 million of cash used in connection with our acquisition of the First American and Venture Services assets in the second and third quarters of 2004, and (3) the $49.7 million investment (net of distributions in excess of earnings thereon) that we made in our Transistor and Capacitor equity-method investees during the fourth quarter of 2004.

  •
  During 2004, we generated $20.2 million in cash from financing, compared to generating $18.4 million in cash from financing activities during 2003. The $1.8 million increase in generated cash flow is primarily due the proceeds from borrowings used to acquire the First American and Venture Services assets offset by purchases of treasury stock and distributions in 2004 to our minority interest holders (versus contributions from them in 2003).

        The reduction in our December 31, 2004 unrestricted cash balance to $56.6 million relative to the $100-plus million levels experienced at quarter ends throughout 2003 reflects our focus in 2004 on reducing the levels of our draws against our available variable funding and conduit facilities within our originated portfolio master trust so as to minimize the costs of funds that flow through to affect our income from retained interests in credit card receivables securitized. To avoid incurring costs on funds not currently needed to fund investments or operations, we have focused in 2004 on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs. Given the completion of our $1.25 billion 2-year variable funding facility in January of 2004 (which has now been expanded to $1.5 billion in its second year based on certain conditions precedent that have now been satisfied), we are confident in our ability to draw additional cash from this facility (as well as our other facilities) to meet our liquidity needs as they arise during 2005. As of December 31, 2004, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $176.9 million against our existing securitization facilities.

        On November 19, 2004, we purchased a 33.3% interest in Transistor for approximately $48.3 million, including transaction costs. Transistor was formed during the fourth quarter of 2004 by an affiliate of Banc of America Securities, Greenwich Capital Financial Products and one of our wholly owned subsidiaries to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association ("Fleet"). We account for our interest in Transistor using the equity method of accounting. We funded our 33.3% investment in Transistor with $48.3 million in cash. Using capital received from us and the two other 33.3% partners in Transistor, as well as the proceeds of a structured financing not qualifying for gain-on-sale securitization accounting, a wholly-owned subsidiary of Transistor then purchased the portfolio of credit card receivables from Fleet; these receivables were formerly owned by Circuit City prior to their initial purchase by Fleet. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of Transistor credit card receivables.

        Under identical ownership to Transistor, Capacitor was also formed to acquire certain previously charged off credit card receivables ($353.5 million face amount) owned by Fleet; our share of the capital required for this acquisition was approximately $1.9 million. Capacitor uses a cost-recovery method to account for its investment in these previously charged off receivables, and we account for our interest in Capacitor using the equity method of accounting.

        On August 27, 2004, we purchased a 75.1% interest in Bluestem for approximately $3.9 million, including transaction costs. Bluestem was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $92.0 million (face amount) in credit card receivables. These receivables were then transferred to a wholly owned subsidiary of Bluestem, and then on to a securitization trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the securitization trust.

        On August 1, 2003, we purchased a 62.5% interest in Embarcadero Holdings for $26.5 million in cash. As noted previously, Embarcadero Holdings was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of approximately $824.0 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred through Embarcadero to the Embarcadero Trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. Under the terms of a new 10-year amortizing term securitization facility issued out of the Embarcadero Trust in January 2004, we began to receive cash flows (beyond our compensation for servicing the portfolio) during the second quarter of 2004.

        As noted above, during the first quarter of 2004, we completed a two-year securitization facility with an investor that was issued out of the originated portfolio master trust. This securitization facility provides for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in January 2005 (subject to certain conditions precedent which have been satisfied), one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that in management's opinion is sufficient to allow us to begin to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. In connection with this new securitization facility, we issued to the investor a warrant to acquire up to 2.4 million shares of our common stock at an exercise price of $22.45 per share.

        During 2004, we expanded our sub-prime product offerings via new organic growth initiatives (like our stored-value card initiative) and acquisitions. During the second and third quarter of 2004, we acquired substantially all of the assets of First American and Venture Services for approximately $142.8 million, including transaction costs and assumed liabilities. All of the debt financing associated with these sub-prime lender acquisitions is recourse only as to the acquired assets and operations of those acquisitions. Some $53.0 million of debt financing incurred in connection with the First American acquisition was financed under a $65.0 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3.0 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Term Loan A note; and (3) a $27.0 million Term Loan B note (collectively "the Term Loan notes").

        Subsequently, in connection with the closing of the Venture Services acquisition, the Term Loan A note was increased by $5.0 million to $28.0 million and the Term Loan B note was increased by $4.5 million to $31.5 million, resulting in total commitments of $74.5 million (including the $10.0 million revolving credit facility and the $5.0 million swing-line facility). Each of the Term Loan notes bears interest at rates varying monthly with either prime interest rates or LIBOR (at our election), with spreads above prime or LIBOR being based on the leverage ratios for the acquired operations. As of December 31, 2004, the Term Loan A and Term Loan B interest rates were 7.28% and 12.78%, respectively. The notes require quarterly repayments beginning in January 2006 of $2.4 million; any prepayments by us are to be applied first against the principal balances outstanding on the Term Loan A note. The revolving credit facility and swing-line facility each had a blended interest rate of 7.75% as of December 31, 2004. The revolving credit facility, swing-line facility and the Term Loans notes mature in December 2006, with an one-year extension available at our option (subject, however, to the achievement of certain leverage ratios). As of December 31, 2004, $4.5 million was outstanding under the revolving credit facility.

        An additional $5.0 million in debt financing was incurred in connection with the Venture Services acquisition through a subordinated promissory note, which was issued to the seller in the transaction. The $5.0 million subordinated promissory note bears interest at 10% per annum and matures on July 31, 2007.

        Our Board of Directors has authorized a program to repurchase up to 10 million shares (approximately 18.8 percent of the outstanding total) of our outstanding common stock. Under the plan, we repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. We repurchased 1,375,600 and 40,000 shares on the open market for approximately $23.9 million and $0.2 million during 2004 and 2003, respectively. At our discretion, we may use the treasury shares to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

        As part of our share repurchase program, we have written and, contingent upon favorable market conditions, will continue to write put options on our own shares through the open market. The put options allow us to settle the options in either stock or cash. As of December 31, 2004, we are obligated to purchase 500,000 shares under these put option contracts, none of which represented a liability based on the then-existing share price.

        During 2005, we will continue our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market, both through organic growth and through acquisitions. While we anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund potential acquisitions during 2005, and while these acquisitions may require the use of substantial amounts of cash or may require us to incur substantial acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2005 and for the foreseeable future. Nevertheless, we continue to evaluate high-yield and convertible debt markets and other potential capital sources. To the extent that we find the markets attractive enough to us to allow us to obtain long-term committed funding for future growth and acquisitions, we expect to issue the appropriate debt or equity securities, possibly in the near future.

Securitization Facilities

        Our most significant source of liquidity is the securitization of credit card receivables. As of December 31, 2004, we had total securitization facilities of approximately $2.8 billion and had used approximately $1.1 billion of these facilities. The weighted-average borrowing rate on these facilities at December 31, 2004 was approximately 3.5%. The maturity terms of our securitizations vary.

        In the table below, we have noted the securitization facilities (along with their maturity dates) with respect to which a substantial majority of our managed credit card receivables served as collateral as of December 31, 2004 (i.e., all credit card receivables other than the de-securitized Fingerhut receivables and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring system). Following the table are further details concerning each of the facilities.

Maturity date	Facility limit(1)
(Dollars in millions)
August 2005(2)	$74.4
September 2005(3)	306.0
October 2005(4)	200.0
January 2006(5)	1,250.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	335.3

Total	$2,764.7

(1)
Excludes securitization facilities related to receivables managed by CSG because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the consolidated statement of operations or consolidated balance sheet items included herein. For similar reasons, excludes the securitization facilities underlying Transistor's on-balance-sheet structured financing of its credit card receivables acquisition.

(2)
In August 2004, an investor provided a $74.4 million conduit facility to the securitization trust underlying our 75.1% membership interest in Bluestem. In January 2005, this same investor provided an additional $39.4 million in conduit notes to fund an incremental pool of receivables that were acquired and securitized into this same trust.

(3)
Represents the end of the revolving period for a $306.0 million conduit facility.

(4)
Represents the end of the revolving period for a $200.0 million conduit facility.

(5)
Represents the initial one-year committed funding level of $1.25 billion. The committed funding level has grown to $1.5 billion as of January 31, 2005. The facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration.

(6)
On October 8, 2004, we completed two new, term securitization facilities, which were issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. For each of these facilities, these principal note balances exclude $22.5 million of principal notes expected to be retained by us over the life of the facilities.

(7)
Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

        For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the Fingerhut retained interests that we acquired in 2002 and the retained interests that CSG acquired in 2002—both of which were contemplated and planned for in connection with our establishment of purchase prices for the respective acquisitions. While the Fingerhut early amortization event was made inconsequential to us first by a Fingerhut retained interests exchange during the third quarter of 2003 and then again by our third quarter 2004 de-securitization of the Fingerhut receivables, the CSG early amortization event has ongoing consequences for us. Due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

        We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain debt underlying securitization facilities as discussed above and purchase commitments, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements and arrangements that we classify as capital leases.

        The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2004 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Securitization Facilities(1)	$246.5	$0.0	$264.0	$599.3	$1,109.8
Operating leases	14.6	18.6	11.8	8.5	53.5
Purchase commitments(2)(3)	4.1	4.5	—	—	8.6

Total	$265.2	$23.1	$275.8	$607.8	$1,171.9

(1)
As discussed above and in Note 9, "Off Balance Sheet Arrangements," to our consolidated financial statements, a substantial majority of the receivables that we manage have been transferred to off balance sheet securitization structures. Accordingly, there is no association of these amounts with any borrowings recorded on our balance sheet as these securitization facilities are the obligations of the trusts to which the receivables that we manage have been sold. For purposes of this table, however, we have included the debt of the trusts as we service the underlying receivables utilized to repay the debt facilities even though we have no fiscal exposure related to the debt other than the assets reflected on our consolidated balance sheet as securitized earning assets. Consistent with other information related to our securitization facilities presented herein, this information is as December 31, 2004.

(2)
This principally includes various computer maintenance, long-term purchase contracts and capital leases related to information technology needs for us.

(3)
Certain purchase commitments are subject to performance criteria and generally renewable on a monthly basis after their initial term. As such, similar amounts can be anticipated to occur in future periods, but will not necessarily occur depending on a variety of factors including performance and mutual agreement to terms.

        See Note 9, "Off Balance Sheet Arrangements", to our consolidated financial statements included herein for discussion of our off balance sheet arrangements.

Commitments and Contingencies

        We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur ("contingent commitments"). We do not currently expect that these contingent commitments will result in any amounts being paid by us. See Note 13, "Commitments and Contingencies," to our consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

        See Note 2, "Significant Accounting Policies," to our consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. These principles are numerous and complex. Our significant accounting policies are summarized in the notes to our consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Described below, however, are the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

        The most significant aspect of our business is the credit card receivables that we service for off balance sheet securitization structures. As of December 31, 2004, there were approximately $1.7 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables a component of our securitized earning assets balance on our consolidated balance sheet. The value of this asset is critical to our financial performance and condition. The portfolios that we have securitized are accounted for in accordance with Statement No. 140. See Note 2, "Significant Accounting Policies," Note 7, "Credit Card Receivables Acquisitions," and Note 9, "Off Balance Sheet Arrangements," to our consolidated financial statements for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yield, payment rate, credit loss rate and an appropriate discount rate. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is our valuation of our retained interests in finance charge receivables and our accrued interest and fees, both of which are also reflected within securitized earnings assets on our consolidated balance sheet. These components of our overall retained interest valuation are presented at estimated net realizable values. We estimate these amounts based principally upon payment and charge off histories. To the extent that these estimates differ from reality, our results of operations and liquidity could be materially affected.

        With respect to the portfolios that we have securitized that are accounted for in accordance with Statement 140, we have adjusted the underlying Statement 140 and retained interests valuation assumptions significantly over the last three years as a result of changing economic conditions, our liquidity position and new bank regulatory guidelines. The most significant of these changes were as follows:

1.
During the second quarter of 2002, net income decreased by approximately $38.2 million due primarily to (a) a decrease in our estimate of the fair value of our retained interests in finance charge receivables of approximately $54.7 million to better estimate the collectible portion of these receivables based in part on proposed bank regulatory guidelines at the time which were subsequently issued in final form later in 2002, (b) a decrease in our estimate of accrued interest and fees earned but not billed of approximately $12.0 million to better estimate the collectible portion of these fees also based in part on the aforementioned bank regulatory guidelines, partially offset by (c) an approximate $22.8 million increase in the fair value of our retained interests due to a decrease of our residual cash flows discount rate to 22.5%.

2.
During the third quarter of 2004, we reduced the residual cash flows discount rate assumption used to value our I/O strips and retained interests based on new market conditions that became apparent as a result of our negotiation of two new term securitization facilities. The aggregate favorable pre-tax effect of this change was $21.7 million.

        At December 31, 2004, the following illustrates the hypothetical adverse effect of a 10 percent change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized:

Credit Card Receivables
(In thousands)
Yield (annualized)	$(26,854)
Payment rate (monthly)	(2,951)
Expected credit loss rate (annualized)	(12,348)
Residual cash flows discount rate	(5,693)
Servicing discount rate	(160)

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

Investments in Previously Charged Off Receivables

        We account for our investments in previously charged off receivables using the "cost recovery method" of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed.

        Each static pool is recorded at cost and is accounted for as a single unit for the economic life of the pool (similar to one loan) for recovery of our basis, for recognition of revenue, and for impairment. Revenue from previously charged off receivables is earned after the original cost for each pool has been recovered. Each quarter, we perform an impairment test on each static pool. If the remaining forecasted collections are less than our current carrying value, an impairment charge is taken.

Non-Consolidation of Qualifying Special Purpose Entities

        As described above, a substantial majority of the credit card receivables that we manage have been securitized. In general, these securitizations involve our sale of credit card receivables to "qualifying special purpose entities" ("QSPEs"). QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140 governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to "consolidate" those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

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

        Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we (or those who have sold retained interests to us) have transferred to QSPEs (approximately $1.7 billion) would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling approximately $1.1 billion) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves for non-collectibility and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although, barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

Allowance for Uncollectible Loans and Fees

        Through our analysis of loan performance, delinquency data, charge off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our micro-lending operations during 2004 and the significant growth that we have experienced in the receivables underlying largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, our allowance for uncollectible loans and fees has become much more material to our financial statements. To the extent that our estimates of uncollectible loans and fees differ from reality, our results of operations and liquidity could be materially affected.

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

        At December 31, 2004, a substantial portion of our managed credit card receivables, including those related to our investment in the CSG Trust, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (5.25% at December 31, 2004), subject to interest rate floors. At December 31, 2004, approximately $73.9 million of our total managed receivables were priced at their floor rate, of which, $48.3 million of these receivables were closed and therefore ineligible to be repriced and the remaining $25.6 were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $73.9 million in closed account receivables reach their floor rate would result in an approximate $68,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the

$25.6 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

        We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index to Financial Statements in "Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K."

Management's Report on Internal Control over Financial Reporting

        Management of CompuCredit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the internal controls of First American Cash Advance, First Southern Cash Advance, and Venture Services of Kentucky, Inc. acquisitions completed in 2004. In the aggregate, these excluded operations constituted less than 3% of our consolidated total assets as of December 31, 2004 and less than 9% of our consolidated net revenues (net revenues being defined for this purpose as the sum of our consolidated net interest, fees and other income on non-securitized earning assets after provision for loan losses and consolidated total other operating income) and less than 4% of our consolidated income before income taxes, for the year then ended. See Note 3, "Segment Reporting," and Note 8, "Sub-prime Lender Acquisitions," to the consolidated financial statements for further discussion of these acquisitions and their effects on our consolidated financial statements.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included on pages F-2 and F-3 of this report and incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        As of December 31, 2004, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) was carried out on behalf of CompuCredit Corporation and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2004.

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K. Our independent registered public accounting firm has attested to and reported on management's assessment of internal control over financial reporting and stated in its attestation report, which is also included on pages F-2 and F-3 of this report and incorporated in Item 8, above, by reference.

        In addition, during the fourth quarter of our year ended December 31, 2004, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders in the sections entitled "Proposal One—Election of Directors," "Executive Officers of CompuCredit," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance Policies" and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders in the section entitled "Executive and Director Compensation" and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders in the sections entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Ownership and Management" and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders in the section entitled "Related Party Transactions" and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders in the subsection entitled "Auditor Fees" and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Report

  (a)
  1. Financial Statements

    2. Financial Statement Schedules

            None.

    3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit's SEC filings unless otherwise indicated:
3.1	Amended and Restated Articles of Incorporation.	August 27, 1998, Form S-1, exhibit 3.1
3.2	Second Amended and Restated Bylaws.	September 30, 2000, Form 10-Q, exhibit 3.2
4.1	Form of common stock certificate.	August 27, 1998, Form S-1, exhibit 4.1
4.2	Warrant Agreement dated as of January 30, 2004.	March 1, 2004, Form 10-K, exhibit 4.2
10.1	Stockholders Agreement dated as of April 28, 1999.
10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2
10.2(a)†	CompuCredit Corporation's 2000 Stock Option Plan.	March 30, 2001, Proxy Statement, Appendix A
10.2(b)†	CompuCredit Corporation's 2003 Stock Option Plan.	March 1, 2004, Form 10-K, exhibit 10.2(b)
10.2(c)†	CompuCredit Corporation's 2004 Restricted Stock Plan.	March 1, 2004, Form 10-K, exhibit 10.2(c)
10.2(d)†	Form of Restricted Stock Agreement—Directors.	Filed herewith
10.2(e)†	Form of Restricted Stock Agreement—Employees.	Filed herewith
10.2(f)†	Form of Stock Option Agreement—Directors.	Filed herewith
10.2(g)†	Form of Stock Option Agreement—Employees.	Filed herewith
10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3
10.4†	Employment Agreement for Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)
10.5†	Employment Agreement for David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)
10.6†	Employment Agreement for Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)
10.7†	Employment Agreement for J.Paul Whitehead, III.	November 14, 2002, Form 10-Q, exhibit 10.6
10.8†	Employment Agreement for Krishinakumar Srinivasan.	Filed herewith
10.8(a)†	Warrant agreement with Krishinakumar Srinivasan.	Filed herewith

10.9*	Affinity Card Agreement, dated as of January 6, 1997, with Columbus Bank and Trust Company.	August 27, 1998, Form S-1, exhibit 10.7.1
10.9(a)	Amendment to Affinity Card Agreement, dated as of March 26, 1998, with Columbus Bank and Trust Company.	August 27, 1998, Form S-1, exhibit 10.7.2
10.9(b)	Amendment to Affinity Card Agreement, dated as of August 1, 1998, with Columbus Bank and Trust Company.	August 27, 1998, Form S-1, exhibit 10.7.3
10.9(c)*	Facilities Management Services Agreement, dated as of August 1, 1998, with Columbus Bank and Trust Company.	August 27, 1998, Form S-1, exhibit 10.7.4
10.9(d)	Amendment to Affinity Card Agreement and Facilities Management Agreement, dated as of November 11, 1998, with Columbus Bank and Trust Company.	August 27, 1998, Form S-1, exhibit 10.7.5
10.9(e)	Amendments to Affinity Card Agreement with Columbus Bank and Trust Company.	March 30, 2001, Form 10-K, exhibit 10.5.6
10.9(f)	Amendments to Facilities Management Services Agreement with Columbus Bank and Trust Company.	March 30, 2001, Form 10-K, exhibit 10.5.7
10.9(g)	Amendment to Affinity Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.1
10.9(h)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.2
10.9(i)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.3
10.9(j)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.4
10.9(k)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company and CompuCredit Corporation.	September 30, 2002, Form 10-Q, exhibit 10.5

10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1
10.10(a)	First Amendment to Master Indenture dated as of September 7, 2000.	September 30, 2000, Form 10-Q, exhibit 10.1(a)
10.10(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)
10.10(c)	Third Amendment to Master Indenture dated as of September 7, 2000.	March 1, 2004, Form 10-K, exhibit 10.9(c)
10.10(d)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)
10.10(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture.	March 1, 2004, Form 10-K, exhibit 10.9(e)
10.10(f)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	March 24, 2002, Form 10-K, exhibit 10.11
10.10(g)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	September 30, 2000, Form 10-Q, exhibit 10.2(a)
10.10(h)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)
10.10(i)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)

10.10(j)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)
10.10(k)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)
10.10(l)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)
10.10(m)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)
10.11	Note Purchase Agreement, dated January 30, 2004, by and among Merrill Lynch Mortgage Capital Inc., as Investor, CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit and Card Master Note Business Trust, as Issuer.	March 1, 2004, Form 10-K, exhibit 10.9(f)
10.12	Shareholders Agreement dated as of December 17, 2001.	December 28, 2001, Form 8-K, exhibit 10.14
10.13	Compensation to Outside Directors.	Filed herewith
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of BDO Seidman, LLP.	Filed herewith
31.1	Certification of David G. Hanna.	Filed herewith
31.2	Certification of J.Paul Whitehead, III.	Filed herewith
32.1	Certification of David G. Hanna and J.Paul Whitehead, III.	Filed herewith
99.1	Charter of the Audit Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.1
99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

*
Confidential treatment has been granted with respect to portions of this exhibit.

†
Management contract, compensatory plan or arrangement.

(c)
Financial Statements of Significant Investment

    CSG, LLC and Subsidiary financial statements as of and for the period from inception (April 8, 2002) to December 31, 2002 are incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors
CompuCredit Corporation

        We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Corporation and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 11, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors
CompuCredit Corporation

        We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting reflected in Item 8 of Form 10-K, that CompuCredit Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of First American Cash Advance, First Southern Cash Advance, and Venture Services of Kentucky, Inc., which are included in the 2004 consolidated financial statements of the Company and constituted less than 3% of consolidated total assets as of December 31, 2004, less than 9% of consolidated net revenues (net revenues being defined for this purpose as the sum of consolidated net interest, fees and other income on non-securitized earning assets after provision for loan losses and total other operating income) and less than 4% of consolidated income before income taxes for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company acquired these entities during 2004. See Notes 3 and 8 to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company's consolidated financial statements.

Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the entities referred to above.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 11, 2005

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and cash equivalents (including restricted cash of $11,615 and $11,921 at December 31, 2004 and 2003, respectively)	$68,240	$122,526
Securitized earning assets	536,718	543,160
Non-securitized earning assets, net	142,220	45,238
Deferred costs, net	34,920	7,750
Software, furniture, fixtures and equipment, net	31,552	24,307
Investment in equity-method investees	58,269	6,577
Intangibles, net	10,643	—
Goodwill	100,552	—
Prepaid expenses and other assets	20,412	11,797

Total assets	$1,003,526	$761,355

Liabilities
Accounts payable and accrued expenses	$36,088	$26,436
Notes payable	83,624	1,945
Deferred revenue	6,390	9,895
Deferred gain on Fingerhut receivables	23,440	—
Current and deferred income tax liabilities	115,786	96,491

Total liabilities	265,328	134,767
Minority interests	54,308	52,575
Shareholders' equity
Preferred stock, no par value, 10,000,000 shares authorized:
Series A preferred stock, 0 and 25,000 outstanding at December 31, 2004 and 2003, respectively	—	29,816
Series B preferred stock, 0 and 10,000 outstanding at December 31, 2004 and 2003, respectively	—	12,181
Common stock, no par value, 150,000,000 shares authorized: 53,159,253 and 47,885,506 issued at December 31, 2004 and 2003, respectively	—	—
Additional paid-in capital	303,356	250,943
Treasury stock, at cost, 1,914,646 and 872,900 shares at December 31, 2004 and 2003	(26,721)	(4,586)
Deferred compensation	(922)	(593)
Warrant	25,610	—
Retained earnings	382,567	286,252

Total shareholders' equity	683,890	574,013

Total liabilities and shareholders' equity	$1,003,526	$761,355

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Interest Income:
Consumer loans, including past due fees	$41,372	$3,048	$—
Other	8,012	8,145	2,494

Total interest income	49,384	11,193	2,494
Interest expense	(4,729)	(6,534)	(7,579)

Net interest income (expense) before fees and other income on non-securitized earning assets and provision for loan losses	44,655	4,659	(5,085)
Fees and other income on non-securitized earning assets	249,521	50,584	—
Provision for loan losses	(78,182)	(7,059)	—

Net interest income (expense), fees and other income on non-securitized earning assets	215,994	48,184	(5,085)
Other operating income:
Fees and other income on securitized earning assets	158,192	270,239	97,411
Servicing income	92,297	97,473	66,665
Ancillary and interchange revenues	24,271	19,613	30,713
Equity in income of equity-method investees	1,987	27,676	45,717

Total other operating income	276,747	415,001	240,506
Other operating expense:
Salaries and benefits	22,287	18,982	18,514
Card and loan servicing	163,118	155,414	149,540
Marketing and solicitation	42,070	11,403	11,907
Depreciation	15,973	15,631	14,801
Other	69,879	35,812	31,627

Total other operating expense	313,327	237,242	226,389

Income before minority interests and income taxes	179,414	225,943	9,032
Minority interests	(22,345)	(37,233)	—

Income before income taxes	157,069	188,710	9,032
Income taxes	(56,350)	(66,992)	(3,161)

Net income	$100,719	$121,718	$5,871

Net income attributable to common shareholders	$96,315	$117,434	$1,703

Net income per common share-basic	$1.97	$2.38	$0.04

Net income per common share-diluted	$1.93	$2.34	$0.04

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2004, 2003 and 2002

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Other Changes in Equity	Retained Earnings	Total Shareholders' Equity
		Shares	Amount
	(Dollars in thousands)
Balance at December 31, 2001	$39,512	46,559,165	$—	$240,352	$—	$—	$(500)	$167,115	$446,479
Issuance costs of Series A preferred stock	(140)	—	—	—	—	—	—	—	(140)
Preferred dividends	—	—	—	—	—	—	—	(4,168)	(4,168)
Accretion of preferred dividends	4,129	—	—	—	—	—	—	—	4,129
Issuance of restricted stock	—	250,000	—	1,048	—	(1,048)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	35	—	—	35
Purchase of treasury stock	—	—	—	—	(4,338)	—	—	—	(4,338)
Net income	—	—	—	—	—	—	—	5,871	5,871

Balance at December 31, 2002	$43,501	46,809,165	$—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868

Conversion of preferred stock	(5,794)	634,008	—	5,794	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(4,284)	(4,284)
Accretion of preferred dividends	4,290	—	—	—	—	—	—	—	4,290
Exercise of stock options, including tax benefit	—	442,333	—	3,749	—	—	—	—	3,749
Purchase of treasury stock	—	—	—	—	(248)	—	—	—	(248)
Repayment of note receivable	—	—	—	—	—	—	500	—	500
Amortization of deferred compensation	—	—	—	—	—	420	—	—	420
Net income	—	—	—	—	—	—	—	121,718	121,718

Balance at December 31, 2003	$41,997	47,885,506	$—	$250,943	$(4,586)	$(593)	$—	$286,252	$574,013

Exercise of stock options, including tax benefit	—	413,323	—	5,880	—	—	—	—	5,880
Use of treasury stock to satisfy stock option exercise	—	(338,854)	—	(831)	1,738	—	—	—	907
Preferred dividends	—	—	—	—	—	—	—	(4,404)	(4,404)
Accretion of preferred dividends	4,582	—	—	—	—	—	—	—	4,582
Conversion of preferred stock to common stock	(46,579)	5,164,778	—	46,579	—	—	—	—	—
Issuance of warrant	—	—	—	—	—	—	25,610	—	25,610
Issuance of restricted stock	—	34,500	—	785	—	(785)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	456	—	—	456
Purchase of treasury stock	—	—	—	—	(23,873)	—	—	—	(23,873)
Net income	—	—	—	—	—	—	—	100,719	100,719

Balance at December 31, 2004	$—	53,159,253	$—	$303,356	$(26,721)	$(922)	$25,610	$382,567	$683,890

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Operating activities
Net income	$100,719	$121,718	$5,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,973	15,631	14,801
Provision for loan losses	78,182	7,059	—
Amortization expense	2,982	4,848	17,585
Amortization of deferred gain	(11,699)	—	—
Amortization of deferred compensation	456	420	35
Minority interest	22,345	37,233	—
Retained interests income adjustment, net	(8,086)	199,339	234,749
(Benefit) provision for deferred taxes	(5,187)	55,277	(21,133)
Distributions (less than) in excess of income associated with equity-method investees	(1,987)	9,016	(2,194)
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in deferred costs	(24,788)	(14,632)	(12,347)
Increase in income tax liability	27,923	11,716	19,311
Increase in uncollected fees on non-securitized earning assets	(65,761)	(8,749)	—
Other	284	(55)	2,040

Net cash provided by operating activities	131,356	438,821	258,718

Investing activities
Investments in equity-method investees	(49,705)	—	(34,890)
Investments in securitized earning assets	(201,867)	(461,329)	(146,302)
Proceeds from securitized earning assets	269,585	27,569	25,161
Investments in non-securitized earning assets	(423,668)	(62,147)	—
Proceeds from non-securitized earning assets	346,464	38,718	2,666
Acquisitions of sub-prime lenders' assets	(135,790)	—	—
Purchases of and development of software, furniture, fixtures and equipment	(10,819)	(7,986)	(9,576)

Net cash used in investing activities	(205,800)	(465,175)	(162,941)

Financing activities
Minority interests (distribution) contribution, net	(20,611)	15,343	—
Repayment of note issued to purchase stock	—	398	—
Proceeds from exercise of stock options	3,331	3,749	—
Purchase of treasury stock	(23,873)	(248)	(4,338)
Issuance costs of preferred stock	—	—	(140)
Proceeds from borrowings	85,925	—	126,679
Repayment of borrowings	(24,614)	(890)	(143,196)

Net cash provided by (used in) financing activities	20,158	18,352	(20,995)

Net (decrease) increase in cash	(54,286)	(8,002)	74,782
Cash and cash equivalents at beginning of year	122,526	130,528	55,746
Cash and cash equivalents at end of year	$68,240	$122,526	$130,528

Supplemental cash flow information
Cash paid for interest	$3,786	$6,534	$7,731

Cash paid for income taxes	$33,601	$—	$4,893

Supplemental non-cash information
Distribution of bonds from equity-method investee	$—	$—	$21,485

Issuance of warrant	$25,610	$—	$—

Notes payable associated with capital leases	$7,275	$2,096	$—

Notes payable associated with bond investments	$7,471	$—	$—

Accretion of preferred stock dividends	$4,582	$4,290	$4,129

Issuance of restricted stock	$785	$—	$1,048

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1.     Description of Business

        The accompanying consolidated financial statements include the accounts of CompuCredit Corporation and its consolidated subsidiaries (collectively, the "Company"). The Company is a provider of various credit and related financial services and products to, or associated with, the underserved (or sub-prime) and "un-banked" consumer markets. Historically, the Company has served these markets through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both its originated accounts and its portfolio acquisitions. Because only financial institutions can issue general-purpose credit cards, the Company has contractual arrangements with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. The Company markets to cardholders other fee-based products, including card registration, memberships in preferred buying clubs, travel services, debt waiver and credit life, disability and unemployment insurance. The Company has recently expanded its product and service offerings to include the marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including retail branch locations, direct marketing, telemarketing and the Internet; these "micro-lending" activities began for the Company during the second quarter of 2004 principally through the Company's acquisition of substantially all of the assets of another sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively "First American"). During the third quarter of 2004, the Company continued to expand its presence in this market through its acquisition of substantially all of the assets of Venture Services of Kentucky, Inc. ("Venture Services"), which added approximately 166 branch locations. The Company also serves un-banked consumers through its offering of a stored-value (or debit) card through various retail branch locations.

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to the Company as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, can have a significant impact on the gains and losses recorded on securitizations and the value of retained interests in credit card receivables securitized; additionally, estimates of future credit losses on the Company's un-securitized loans and fees receivable can have a significant impact on the provision for loan losses and loans and fees receivable, net.

        Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. The primary reclassification relates to combining securitized and non-securitized earning assets on the Company's consolidated balance sheets and statements of operations. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2.     Significant Accounting Policies

        The following is a summary of significant accounting policies followed in preparation of the consolidated financial statements.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash, money market investments and overnight deposits. The Company considers all other highly liquid cash investments with low interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Restricted Cash

        The Company provides an irrevocable standby letter of credit agreement for $10.0 million to Columbus Bank & Trust, the principal financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. The Company is required to maintain a minimum cash balance of $10.0 million with the bank that issued the letter of credit. Such cash has been disclosed as restricted cash on the face of the consolidated balance sheet. Restricted cash balances at December 31, 2004 also include cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with the Company's new micro-lending activities.

Asset Securitization

        A significant majority of the Company's credit card receivables are securitized. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only ("I/O") strips and servicing rights. Although the Company continues to service the underlying credit card accounts and the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheet. The retained ownership interests and the interest-only strips are included in securitized earning assets on the face of the consolidated balance sheet.

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

        The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in servicing liability fair value are included within fees and other income on securitized earning assets on the Company's consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 9, "Off Balance Sheet Arrangements"), with actual servicing expenses being recorded into operations as incurred. Because quoted market prices are generally not available for the Company's servicing liabilities, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions as outlined in Note 9, "Off Balance Sheet Arrangements." The servicing liability is netted against the value of the I/O strip and included in securitized earning assets on the

Company's consolidated balance sheet. In accordance with Statement No. 140 and FASB Interpretation No. 46, "Consolidated Financial Statements" ("Interpretation No. 46"), the Company does not consolidate any of the qualifying special purpose entities ("QSPEs") in its securitizations.

        The retained interests for portfolios securitized by the Company are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). The estimates used to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of the Company's control, and such estimates could materially change from quarter to quarter. During the third quarter of 2004, for example, the Company reduced the residual cash flows discount rate assumption used to value its I/O strips and retained interests based on new market conditions that became apparent as a result of its negotiation of two new term securitization facilities; the aggregate favorable pre-tax effect of this change was $21.7 million. (See Note 9, "Off Balance Sheet Arrangements," for further discussion.) The income effects of these valuations are included within fees and other income on securitized earning assets on the Company's consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 9, "Off Balance Sheet Arrangements").

        At any period end, "accrued interest and fees" are reflected within securitized earning assets on the Company's consolidated balance sheet; these accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying credit card receivables portfolios that the Company has securitized. Also included within the Company's securitized earning assets is the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but not collected (the Company's "retained interests in finance charge receivables").

Non-Securitized Earning Assets, net

        Non-securitized earning assets on the Company's consolidated balance sheets include loans and fees receivable, net, investments in previously charged off receivables and investments in debt securities, each of which are discussed separately below. Details of non-securitized earning assets balances as of December 31, 2004 and 2003, respectively, are as follows (in thousands of dollars):

	2004	2003
Loans and fees receivable, net	$94,055	$16,271
Investments in previously charged off receivables	15,094	13,960
Investments in debt securities	33,071	15,007

Non-securitized earning assets, net	$142,220	$45,238

        Loans and Fees Receivable, Net.    Loans and fees receivable, net include receivables associated with the Company's largely fee-based credit card offering to consumers at the lower end of the FICO scoring system, which have not been securitized, as well as receivables associated with the Company's micro-lending activities; these receivables are shown net of an allowance for uncollectible loans and fees. Loans and fees receivable are also presented net of unearned fees (or "deferred revenue") in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases."

        The credit card receivables included within loans and fees receivable, net are derived principally from the Company's largely fee-based card offering to consumers at the lower end of the FICO scoring system and consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated life of a customer (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with the Company's micro-lending activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party financial institution; these fees are recognized as earned—generally over a two-week period.

        The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that management believes will not ultimately be collected based on historical experience. The components of loans and fees receivable, net are as follows (in millions):

	Balance at December 31, 2003	Additions	Subtractions	Sub-prime Lender Acquisitions (Note 8)	Balance at December 31, 2004
Loans and fees receivable, gross	$37.2	$563.2	$(484.8)	$29.6	$145.2
Deferred revenue	(13.8)	(53.5)	47.6	(2.3)	(22.0)
Allowance for uncollectible loans and fees	(7.1)	(78.2)	56.2	—	(29.1)

Loans and fees receivable, net	$16.3	$431.5	$(381.0)	$27.3	$94.1

        Reflected in interest income on the consolidated statement of operations is $41.4 million and $3.1 million of finance charge income associated with these loans and fees receivable for 2004 and 2003, respectively. As the Company did not offer these products prior to 2003, there was no finance charge income related to these loans and fees receivable included in interest income for 2002. Reflected in fees and other income from non-securitized earning assets is $144.8 million and $12.8 million of fee income associated with these loans and fees receivable for 2004 and 2003, respectively. There was no fee income related to these loans and fees receivable included in interest income for 2002. As of December 31, 2004, the weighted-average remaining amortization period for the $22.0 million of deferred revenue reflected in the above table was 7.2 months.

        Investments in Previously Charged Off Receivables.    In late 2002, the Company formed a new debt collections subsidiary and began the process of obtaining the appropriate state licenses and meeting the applicable regulatory requirements necessary for the Company to hold itself out as a debt collector and a buyer of defaulted credit card accounts. Through this subsidiary, the Company now pursues, competitively bids for and acquires previously charged off credit card receivables. A significant majority of the Company's acquisitions of previously charged off credit card receivables during 2004 and all but one of the acquisitions during 2003 have been from the securitization trusts underlying the Company's retained interests investments. The sales of the receivables serviced by the Company, underlying the securitization trusts, are subject to a competitive bid process involving other potential third-party portfolio purchasers to ensure that all acquisitions have been at fair market prices.

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

        The Company will use the cost recovery method for each particular static pool until such time that its experience with that pool is sufficient to justify use of the interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool's effective interest rate) based on criteria communicated to the Company during 2003 by the Staff of the Securities and Exchange Commission (the "SEC").

        For 2004 and 2003, the following table shows a roll-forward of the Company's investments in previously charged off receivables activities the balance of which are included as a component of non-securitized earning assets on the Company's consolidated balance sheet (in thousands of dollars):

	2004	2003
Unrecovered balance at beginning of period	$13,960	$—
Acquisitions of defaulted accounts	35,539	40,747
Cash collections	(91,128)	(64,553)
Income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company's consolidated statements of operations)	56,723	37,766

Balance at December 31	$15,094	$13,960

Estimated remaining collections ("ERC")	$63,993	$61,698

        At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 65.1% of the ERC over the next twelve months, with the balance to be collected thereafter.

        Investments in Debt Securities.    During the third quarter of 2002, CSG, LLC, the Company's 50%-owned equity-method investee, (see Note 5, "Equity-Method Investments," below) distributed certain bonds to its members as a partial return of their initial investment in CSG, LLC. These bonds were Class B notes issued by a Master Trust within a Providian National Bank securitization structure (the "CSG Trust"). The bonds mature in June 2012 and bear an interest rate of LIBOR plus 10% (12.4% at December 31, 2004). In accordance with Statement No. 115, and based on the Company's intentions and ability to hold these bonds to maturity, the Company has classified these bonds as held-to-maturity. While the maturity date is June 2012, the bonds will be repaid over time and are anticipated to be fully paid off during 2006. Given the absence of an active market for these bonds and the gradual repayment of the bonds combined with the Company's lack of a requirement for additional liquidity, in management's opinion, held-to-maturity is the appropriate classification as it best reflects the most probable realization of this investment. The investment in these debt securities is regularly reviewed for impairment based on the Company's normal recurring monthly evaluation of the performance of the assets that it manages under the CSG Trust, as well as the Company's evaluation of the relative pricing of similar instruments in the open market. As the market for these bonds is not active, the Company relies principally on its analysis of the performance of the assets in the CSG Trust as well as its projections for the future performance of these assets to determine if any impairment exists. Based on the fact that the performance to date has exceeded expectations, no impairment has been recorded.

        In addition to the CSG Trust bonds discussed above, the Company will periodically invest in the open market in debt securities that the Company feels will provide it with an adequate return on its investment. Generally, these bonds will be purchased outright or partially funded using existing margin accounts (see Note 12, "Notes Payable," below). The Company's investments in bonds are generally classified as trading securities.

        The Company's total investments in bonds totaled $33.1 million and $15.0 million as of December 31, 2004 and 2003, respectively and are included as a component of non-securitized earning assets on the Company's consolidated balance sheet.

Deferred Costs

        The principal components of deferred costs include unamortized costs associated with a warrant issued to an investor (see Note 4, "Shareholders' Equity," below) as well as certain costs paid to third parties related to the Company's credit card receivables securitizations and direct receivables origination costs. The deferred costs associated with the warrant are being amortized into income from retained interests in credit card receivables securitized (which is a component of fees and other income from securitized earning assets) over the vesting period of the warrant, while other deferred costs associated with the Company's credit card receivables securitizations are being amortized over the respective lives of the securitization facilities. Direct receivables origination costs are deferred and amortized against credit card fee income on a straight-line basis over the privilege period, which is typically a one-year period.

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

Equity Investments

        The Company accounts for investments using the equity method of accounting if the investments give the Company the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee's board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Since the date of its investment in the second quarter of 2002, the Company has used the equity method for its 50% interest in a certain limited liability company. The Company also uses the equity method for its investments in two 33.3%-owned separate limited liability companies made during the fourth quarter of 2004. The Company records its respective interest in the income or loss of such investees within the equity in income of equity-method investees category on its consolidated statement of operations for each period. The carrying amount of the Company's equity-method investments is recorded on the balance sheet as investment in equity-method investees. There is no difference between the carrying amount of the investments and the underlying equity in the net assets of the equity-method investees.

        The Company evaluates its investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees' limited liability company membership interests, the Company evaluates its investments in the equity-method investees for impairment based on the Company's evaluation of the fair value of the equity-method investees' assets relative to their carrying values.    If the Company ever were to determine that the carrying values of its investments in equity-method investees were not justified, the Company then would write the investments down to their fair values.

Intangibles

        Intangible assets are amortized using the straight-line method over their estimated period of benefit of three years. For those intangible assets that were determined to have an indefinite benefit period, no amortization expense is recorded. The Company periodically (at least annually) evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment. See Note 8, "Sub-prime Lender Acquisitions," for intangible balances and related information.

Goodwill

        Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets (including those of First American and Venture Services) acquired and accounted for under the purchase method. Goodwill will be tested at least annually for impairment. See Note 8, "Sub-prime Lender Acquisitions," for goodwill balances and related information.

Stock Options

        The Company has five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), the Company accounts for its stock option plans under the recognition and measurement principles of

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Because all options granted under the Company's plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company's application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors during 2004, 2003 or 2002.

        The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the year ended December 31,
	2004	2003	2002
	(In thousands)
Net income attributable to common shareholders, as reported	$96,315	$117,434	$1,703
Stock-based employee compensation expense determined under fair value basis, net of tax	(716)	(943)	(3,029)

Pro-forma net income (loss)	95,599	$116,491	$(1,326)

Earnings per share:
Basic—as reported	$1.97	$2.38	$0.04
Basic—pro-forma	$1.95	$2.36	$(0.03)
Diluted—as reported	$1.93	$2.34	$0.04
Diluted—pro-forma	$1.92	$2.33	$(0.03)

        The pro-forma results may not be indicative of the future effect on the results of operations due to a variety of factors, including the timing and number of awards. The following table summarizes the Black-Scholes value of the Company's outstanding stock options on a per share basis, as well as the weighted-average key assumptions used in the Black-Scholes model.

	2004	2003	2002
Fair value per share	$14.28	$7.12	$4.34
Dividend rate	0%	0%	0%
Risk free rate	3.0%	3.0%	3.8%
Expected volatility	86.6%	71.3%	96.4%
Expected life of the options	5 years	5 years	5 years

        In December 2004, the FASB issued a revised Statement of Financial Accounting Standards 123, "Share Based Payment" ("Statement No. 123R"), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement will result in income statement effects similar to those reflected in the above pro-forma computations. Statement No. 123R is effective for interim and annual reporting beginning after June 15, 2005, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

Reportable Segments

        Based on the requirements set forth by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), the Company has identified four reportable segments: Credit Cards; Investments in Previously Charged Off Receivables; Retail Micro-Lending and Servicing; and Other. See Note 3, "Segment Reporting," for further discussion of these segments.

Fees and Other Income on Securitized Earning Assets

        Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with the Company's credit card products; (2) securitization gains and losses; and (3) income from retained interests in credit card receivables securitized.

        Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual membership and activation fees, are recognized as revenue when charged to the cardholder's account. Annual membership fees are amortized into revenue on a straight-line basis over the cardholder privilege period, which is twelve months. Direct receivables origination costs are amortized against fee income. See Asset Securitizationsabove for further discussion on securitization gains and losses and income from retained interests in credit card receivables (including the effects of changes in retained interest valuations).

Fees and Other Income on Non-Securitized Earning Assets

        Fees and other income on non-securitized earning assets include (1) lending fees associated with the Company's micro-lending activities; (2) transaction and other fees associated with the Company's stored-value card offering; (3) fees associated with the Company's largely fee-based card offering to consumers at the lower end of the FICO scoring system; (4) income associated with the Company's investments in previously charged off receivables; (5) income associated with the Company's de-securitized Fingerhut receivables; and (6) gains or losses associated with the Company's investments in debt securities.

        Fees under the Company's micro-lending activities fall under two different categories: 1) micro-lending, whereby the Company makes loans directly to consumers and 2) fees earned from lending banks associated with the Company's servicing and collection activities for bank-originated micro-loans. Fees and interest under standard micro-lending activities are recognized as a component of fees and other income on non-securitized earning assets as the fees are earned—generally over a two-week period. Servicing fees and collection fees charged with respect to bank-originated micro-loans are recognized as a component of servicing income over the period during which the services are provided or the loans are collected; most of these activities are conducted and give rise to revenue recognition over a two-week period. However, for loans that are not repaid when due, some servicing and collection activities can continue up until the time that the lending banks charge off the loans (i.e., up to 90 days).

        With a few minor exception noted herein, fees associated with the Company's largely fee based credit card offering to consumers at the lower end of the FICO scoring system are similar in nature and in accounting treatment to those identified in Fees and Other Income on Securitized Earning Assets mentioned above. Activation fees and monthly maintenance fees are unique to the Company's largely fee-based credit card offering to consumers at the lower end of the FICO scoring system. Activation fees are recognized over the estimated life of a customer (approximately one year), and monthly maintenance fees are recognized as earned each month.

        For further discussion on income associated with the Company's investments in previously charged off receivables, see the separate discussion above. Additionally, for discussion on the Company's de-securitized Fingerhut receivables see Note 6, "Fingerhut Trust and De-Securitization."

Ancillary and Interchange Revenues

        The Company offers various fee-based products and services (ancillary products) to its customers, including memberships, insurance products, debt waiver and subscription services. When the Company markets its own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer's acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When the Company markets products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. The Company considers revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, the Company recognizes its commission as ancillary product revenue. Additionally, the Company receives a portion of the merchant fee assessed by Visa and MasterCard based on purchase volume of credit card receivables. These interchange fees are recognized by the Company as they are received.

Card and Loan Servicing Expenses

        Card and loan servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with the Company's collections and customer service efforts. Card and loan servicing costs also include outsourced collections and customer service expenses. Card and loan servicing costs are expensed when incurred or in the case of prepaid costs, over the respective service period.

Marketing and Solicitation Expenses

        Credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing and postage, are expensed as the solicitation occurs. See "Deferred Costs" for discussion of the accounting for costs considered to be direct receivables origination costs.

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

Recent Accounting Pronouncements

        In June 2003, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft for a proposed Statement of Financial Accounting Standards entitled "Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of Statement No. 140." The Exposure Draft is a proposal that is subject to change and, as such, is not yet authoritative. The FASB intends to reissue this exposure draft during the first quarter of 2005. If the proposal is finalized in its current form, it will amend and clarify Statement No. 140. Under the Exposure Draft, the renewal of certain commercial paper facilities underlying the Company's securitizations could cause the Company to record on its books the assets and liabilities related to the securitizations.

        In December 2003, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued SOP 03-3, which the Company adopted during 2004 in connection with its Investments in Previously Charged Off Receivables segment (as discussed above). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.

3.     Segment Reporting

        Segment accounting policies are the same as policies described in Note 2, "Significant Accounting Policies."

        The Company operates primarily within one industry consisting of four reportable segments by which it manages its business. The Company's four reportable segments are: Credit Cards; Investments in Previously Charged Off Receivables; Retail Micro-Lending and Servicing; and Other.

        The Credit Cards segment consists of the Company's credit card lending and servicing activities, as conducted with respect to receivables underlying accounts originated by the Company and receivables underlying portfolios purchased by the Company. This reportable segment represents aggregate activities associated with all of the Company's credit card products, including the Company's largely fee-based card offering to consumers at the lower end of the FICO scoring system. As mentioned previously, the Company generally has financed its credit card activities through the securitization of the receivables underlying the accounts the Company originates and the portfolios the Company purchases. Revenues in the Credit Cards segment principally consist of: (1) the portion of fees and other income on non-securitized earning assets derived from the Company's largely fee-based credit card offering to consumers at the lower end of the FICO scoring system and its Fingerhut receivables; (2) fees and other income on securitized earning assets which are derived from Company's investments in the securitized originated and purchased portfolios; (3) the portion of servicing income that relates to credit card servicing; (4) interest earned on cash and cash equivalents and investments in debt securities; and (5) equity in the income of the Credit Cards segment's equity-method investees.

        The Investments in Previously Charged Off Receivables segment consists of the Company's debt collection subsidiary. Through this subsidiary, the Company pursues, competitively bids for and acquires previously charged off credit card receivables. A significant majority of the Company's acquisitions of previously charged off credit card receivables during 2004 and all but one of the acquisitions during 2003 have been from the securitization trusts underlying the Company's retained interests investments. The sales of the receivables serviced by the Company are subject to a competitive bid process involving other potential third-party portfolio purchasers to ensure that all acquisitions have been at fair market prices. Revenues earned in this segment are classified as fees and other income on non-securitized earning assets in the accompanying consolidated statements of operations. This segment's results also include the income associated with the Investments in Previously Charged Off Receivables segment's equity-method investee.

        The Retail Micro-Lending and Servicing segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers' next payday. The Company services and collects the bank-originated loans for a fee. Revenues earned in this segment consist of fees and/or servicing revenues and are classified as fees and other income on non-securitized earning assets in the accompanying consolidated statements of operations.

        The Other segment consists of the Company's stored-value card operations and their associated fee income and servicing expenses and other start-up product offerings (including merchant credit and internet-based micro-lending offerings) that do not individually meet the disclosure criteria of Statement No. 131.

        The Company measures the profitability of its reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures in order to better align costs with the associated revenues. Summary operating segment information is as follows (in thousands):

Year ended 2004	Credit Cards	Investments in Previously Charged Off Receivables	Retail Micro- Lending and Servicing	Other	Total
Interest income:
Consumer loans, including past due fees	$41,372	$—	$—	$—	$41,372
Other	8,009	—	—	3	8,012

Total interest income	49,381	—	—	3	49,384
Interest expense	(507)	—	(4,127)	(95)	(4,729)

Net interest income (expense) before fees and other income on non- securitized earning assets and provision for loan losses	48,874	—	(4,127)	(92)	44,655
Fees and other income on non-securitized earning assets	153,364	56,723	37,485	1,949	249,521
Provision for loan losses	(70,126)	—	(6,515)	(1,541)	(78,182)

Net interest income, fees and other income on non-securitized earning assets	132,112	56,723	26,843	316	215,994
Other operating income:
Fees and other income on securitized earning assets	158,192	—	—	—	158,192
Servicing income	75,418	—	16,879	—	92,297
Ancillary and interchange revenues	24,271	—	—	—	24,271
Equity in income of equity-method investees	1,987	—	—	—	1,987

Total other operating income	259,868	—	16,879	—	276,747
Total other operating expense	(212,513)	(39,357)	(37,746)	(23,711)	(313,327)
Minority interests	(23,063)	—	—	718	(22,345)

Income before income taxes	$156,404	$17,366	$5,976	$(22,677)	$157,069

Securitized earning assets	$536,718	$—	$—	$—	$536,718
Non-securitized earning assets, net	$99,500	$15,094	$26,783	$843	$142,220
Total assets	$821,967	$16,070	$158,075	$7,414	$1,003,526
Notes payable	$13,574	$—	$68,975	$1,075	$83,624

Year ended 2003	Credit Cards	Investments in Previously Charged Off Receivables	Retail Micro- Lending and Servicing	Other	Total
Interest income:
Consumer loans, including past due fees	$3,048	$0	$—	$—	$3,048
Other	8,100	45	—	—	8,145

Total interest income	11,148	45	—	—	11,193
Interest expense	(6,534)	—	—	—	(6,534)

Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	4,614	45	—	—	4,659
Fees and other income on non-securitized earning assets	12,818	37,766	—	—	50,584
Provision for loan losses	(7,059)	—	—	—	(7,059)

Net interest income, fees and other income on non-securitized earning assets	10,373	37,811	—	—	48,184
Other operating income:
Fees and other income on securitized earning assets	270,239	—	—	—	270,239
Servicing income	97,473	—	—	—	97,473
Ancillary and interchange revenues	19,613	—	—	—	19,613
Equity in income of equity-method investees	27,676	—	—	—	27,676

Total other operating income	415,001	—	—	—	415,001
Total other operating expense	(201,878)	(32,640)	—	(2,724)	(237,242)
Minority interests	(37,233)	—	—	—	(37,233)
Income before income taxes	$186,263	$5,171	$—	$(2,724)	$188,710

Securitized earning assets	$543,160	$—	$—	$—	$543,160
Non-securitized earning assets, net	$31,278	$13,960	$—	$—	$45,238
Total assets	$746,631	$14,218	$—	$506	$761,355
Notes payable	$1,945	$—	$—	$—	$1,945

        For the year ended December 31, 2002, the Company had no reportable segments other than its Credit Cards segment.

4.     Shareholders' Equity

Issuance and Conversion of Preferred Shares

        In December 2001, the Company issued 30,000 shares (aggregate initial liquidation preference of $30 million) of its Series A Preferred Stock and 10,000 shares (aggregate initial liquidation preference of $10 million) of its Series B Preferred Stock in a private placement. Net proceeds were $39.4 million.

Dividends on the preferred stock accumulated at the rate of 10% per annum and were paid quarterly by an increase in the accretive value of the preferred stock.

        During the second quarter of 2003, one of the investors converted 4,808 shares of Series A Preferred Stock into 608,684 shares of common stock, and during the fourth quarter of 2003, another investor converted 192 shares of Series A Preferred Stock into 25,324 shares of common stock. During the fourth quarter of 2004 and at the election of the Company, all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock.

Treasury Stock

        The Company's Board of Directors has authorized a program to repurchase up to 10 million shares (approximately 18.8% of the outstanding total) of the Company's outstanding common stock. Under the plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying consolidated balance sheets as a reduction to shareholders' equity. The Company repurchased 1,375,600 and 40,000 shares on the open market for approximately $23.9 million and $0.2 million during 2004 and 2003, respectively. At its discretion, the Company will use the treasury shares to satisfy option exercises and restricted stock grants. The Company uses the cost approach when accounting for the repurchase and reissuance of its treasury stock. During 2004, 333,854 shares were reissued from treasury stock in satisfaction of option exercises at an approximate cost of $1.7 million. Treasury stock repurchases, net of reissuances occurred during the following periods in 2004:

	Shares Repurchased Net of Re-issuance	Average Price Per Share
	(In thousands)
First Quarter	—	—
Second Quarter	1,003	$17.71
Third Quarter	326	16.15
Fourth Quarter	(287)	—

Total	1,042	$17.31

        As part of the Company's share repurchase program, the Company has written and, contingent upon favorable market conditions, will continue to write put options on its own shares through the open market. The put options allow the Company to settle the options in either stock or cash. As of December 31, 2004, the Company is obligated to purchase 500,000 shares under these put option contracts, none of which represented a liability to the Company based on the then-existing share price.

Warrant

        In connection with a securitization facility into which the Company entered during the first quarter of 2004, the Company issued to the investor a warrant to acquire 2.4 million shares of the Company's common stock at a strike price of $22.45. The costs associated with this warrant were recorded within deferred costs, net, on the Company's consolidated balance sheet at fair value (approximately $25.6 million determined using the Black-Scholes model), and the initial deferred cost amount is being amortized into income from retained interests in credit card receivables securitized (which is a component of fees and other income from securitized earning assets) over the vesting period of the warrant.

Restricted Share Awards

        During the quarter ended December 31, 2002, the Company granted 250,000 of restricted stock to certain employees. On the date of grant, the fair market value of the restricted shares issued in 2002 was recorded as deferred compensation and is shown as a separate component of consolidated shareholders' equity (net of amortization) as of the close of each year. The Company has employed similar accounting for restricted shares issued during 2004 under the Company's new 2004 Restricted Stock Plan. The Company's issued restricted shares generally vest over a range of 24 to 36 months and are being amortized to compensation expense ratably over the vesting period.

5.     Equity-Method Investments

        CSG, LLC ("CSG") was formed during the second quarter of 2002 by two unaffiliated entities and a wholly owned subsidiary of the Company to acquire notes and a subordinated, certificated interest issued by a trust ("CSG Trust") that owns a portfolio of credit card receivables, which were initially purchased by the trust from Providian National Bank. The Company accounts for its interest in CSG using the equity method of accounting. The Company has a 50% interest in CSG and funded its initial $34.9 million investment in CSG with cash of $3.5 million and by borrowing $31.4 million, which was repaid during the fourth quarter of 2002. Notwithstanding the Company's repayment of this loan's principal, the lender continues to receive a portion of excess cash flows received by the Company from CSG. These payments are classified as interest expense.

        During 2004 and 2003, the Company received $0.0 million and $36.7 million, respectively, in cash distributions from CSG. During the second quarter of 2003, and as expected at the time of CSG's acquisition of its interests in the CSG Trust, a principal balance trigger occurred, and hence an early amortization began. While CSG made distributions to the Company through June 2003, the occurrence of this trigger event caused CSG to cease its cash distributions to the Company, and it will not resume these distributions until approximately the middle of 2006 when it is expected that all senior note holders within the CSG Trust will be completely repaid.

        The following represents condensed financial information for CSG as of and for the years ended December 31, 2004 and 2003 (in thousands):

	As of December 31, 2004	As of December 31, 2003
Securitized earning assets	$1	$1
Total assets	11,792	13,172
Total liabilities	768	18
Members' capital	11,024	13,154
	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period from inception (April 8, 2002) to December 31, 2002
Fees and other income on securitized earning assets	$0	$55,263	$89,717
Total other operating income	883	56,719	90,823
Net (loss) income	$(2,131)	$55,351	$91,434

        Retained interests purchased by CSG during 2002 are carried at the lower of amortized cost or fair market value within CSG's balance sheet securitized earning assets category. In accordance with EITF 99-20, expected cash flows in excess of the costs of the purchased CSG retained interests are being amortized into income from retained interests in credit card receivables securitized (within CSG's fees and other income on securitized earning assets category within its statements of operations) using the effective interest method.

        In exchange for servicing 100% of the receivables owned by the CSG Trust, the Company receives a servicing fee from the securitization structure, which the Company considers adequate compensation for servicing.

        Transistor Holdings, LLC ("Transistor") was formed during the fourth quarter of 2004 by two unaffiliated entities and a wholly owned subsidiary of the Company to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association ("Fleet"). The Company accounts for its interest in Transistor using the equity method of accounting. The Company has a 33.3% interest in Transistor and funded this investment with $48.3 million in cash. Using capital received from the Company and each of its equal partners in Transistor, as well as the proceeds of a structured financing not qualifying for gain-on-sale securitization accounting, a wholly-owned subsidiary of Transistor then purchased the portfolio of credit card receivables from Fleet; these receivables were formerly owned by Circuit City prior to their initial purchase by Fleet.

        Under identical ownership to Transistor, Capacitor Holdings, LLC ("Capacitor") was also formed to acquire certain previously charged off credit card receivables ($353.5 million face amount) owned by Fleet; the Company's share of the capital required for this acquisition was approximately $1.9 million. Capacitor uses a cost-recovery method to account for its investment in these previously charged off receivables, and the Company accounts for its interest in Capacitor using the equity method of accounting.

6.     Fingerhut Trust and De-Securitization

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

        During the third quarter of 2003, a third party acquired the Company's retained interests in the Original Fingerhut Trust in exchange for $27.3 million and retained interests in a new trust (the "Fingerhut Trust"), which owned a collateral security interest in the Original Fingerhut Trust. Subsequent to this third quarter 2003 transaction, the effective interest method of EITF 99-20 was used to record income associated with the Company's retained interest in the new Fingerhut Trust. Income from retained interests in credit card receivables includes $8.7 million, $127.1 million, and $76.9 million of income for 2004, 2003 and 2002, respectively, associated with the Original Fingerhut Trust and/or the Fingerhut Trust.

        On August 15, 2004, the remaining debt underlying the Fingerhut Trust was repaid from cash collections within the trust through July 31, 2004. In accordance with Statement No. 140, the Company resumed accounting ownership of the Fingerhut receivables at an approximate $0.0 carryover basis corresponding to the Company's then-existing basis in the Fingerhut Trust retained interests, and as such, the Fingerhut receivables are not reflected within loans and fees receivable, net (or the tables or discussion thereof included herein). Accordingly, all cash collections received on these "de-securitized" Fingerhut receivables subsequent to July 31, 2004 are recognized into income as fees and other income on the Company's 2004 consolidated statement of operations. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $52.6 million for 2004, such amount being included as a component of fees and other income on non-securitized earning assets on the Company's 2004 consolidated statement of operations. The remaining excess cash flows that the Company expects to receive from the de-securitized Fingerhut receivables through December of 2008 are currently estimated to be $106.3 million, with the Company expecting to receive approximately 62.3% of these collections within the next 12 months.

        The Company's original servicing liability associated with the Original Fingerhut Trust was converted into a deferred gain upon the third quarter of 2003 Fingerhut retained interests exchange; this deferred gain balance was netted against retained interests in credit card receivables securitized in prior periods. Because of the de-securitization of the Fingerhut receivables during the third quarter of 2004, deferred gain is now presented as a separate liability on the Company's consolidated balance sheet as of December 31, 2004. This deferred gain is being amortized into fees and other income on non-securitized earning assets in the Company's consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables; the income associated with amortization of this deferred gain totaled approximately $11.7 million for the year ended December 31, 2004.

7.     Credit Card Receivables Acquisitions

        On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC ("Embarcadero Holdings") for $26.5 million. Embarcadero Holdings was formed by an unaffiliated investor and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $824.0 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to Embarcadero, LLC ("Embarcadero"), a wholly owned subsidiary of Embarcadero Holdings, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust ("Embarcadero Trust"), thereby resulting in securitization income of $31.4 million. (See Note 9, "Off Balance Sheet Arrangements," for further discussion.) Embarcadero retained the subordinated, certificated interest originally issued by the Embarcadero Trust until the initial conduit facility underlying the securitization was replaced in January 2004 with a new 10-year amortizing term facility; Embarcadero now owns the subordinated, certificated interest underlying the new 10-year amortizing term facility. The assets and liabilities of Embarcadero Holdings and Embarcadero, and their associated earnings from operations, are presented as part of the Company's consolidated financial statements with a minority interest being shown to reflect the affiliated investor's portion of the operations. The minority interest on the consolidated statements of operations is not shown net of tax because Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

        See separately the discussion of credit card receivables acquired by the Company's equity-method investees in Note 5, "Equity-Method Investments," above.

8.     Sub-prime Lender Acquisitions

        During the second quarter of 2004, the Company acquired substantially all of the assets of First American, a complementary sub-prime lender, for approximately $108.9 million, including transaction costs and assumed liabilities. With over 300 retail branch locations, First American's operations and footprint serve as the principal platform for the Company's micro-lending activities.

        During the third quarter of 2004, the Company acquired another complementary sub-prime lender, Venture Services, for approximately $33.9 million, including transaction costs and assumed liabilities. The acquisition of Venture Services added an additional 166 retail branch locations to the Company's micro-lending base.

        The results of both acquisitions are included in the Company's consolidated financial statements since the respective acquisition dates.

        The Company financed both the First American acquisition and the Venture Services acquisition (the "Micro-Lending acquisitions") with an aggregate of $73.3 million of cash and $69.5 million of debt financing. The Company structured the Micro-Lending acquisitions through a new subsidiary, which serves as a holding company for several separate subsidiaries supporting these operations.

        The following table summarizes the preliminary purchase price allocation for the Micro-Lending acquisitions:

	Dollars	Amortization Period
	(in millions)
Purchase price	$142.8
Property and equipment	(4.8)
Working capital	(25.5)
Customer relationships	(5.2)	3 years
Non-compete agreement	(2.8)	3 years
Trademarks and trade names	(3.9)	Indefinite life
Goodwill	$(100.6)

        The allocation is preliminary and subject to adjustment up to one year from the respective dates of close; however, management does not anticipate that the allocation will materially change. Amortization related to the above intangible assets totaled $1.3 million for the year ended December 31, 2004.

        During 2004, the Company invested approximately $1.4 million for an approximate 30% ownership in an entity offering a merchant credit program. Because the Company is able to exert significant control over the subsidiary company through the investment agreement, the results of operations of the subsidiary are included in the consolidated statement of operations. The investment agreement calls for an additional approximate $800,000 to be invested by the Company over the next 14 months, which will increase the Company's ownership percentage by varying levels depending upon the level of the subsidiary's achievement of certain financial goals.

9.     Off Balance Sheet Arrangements

        The Company securitizes through a master trust all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the "originated portfolio"), except for those credit card receivables underlying the Company's largely fee-based card offering to consumers at the lower end of the FICO scoring system. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. During the third quarter of 2003 and again during the third quarter of 2004, the Company acquired receivables from third parties and subsequently securitized them. (See Note 7, "Credit Card Receivables Acquisitions," for a discussion of the third quarter of 2003 acquisition.)

        All of the Company's credit card receivables, with the exception of the de-securitized Fingerhut receivables (see Note 6, "Fingerhut Trust and De-Securitization") and those receivables associated with its largely fee-based card offering to consumers at the lower end of the FICO scoring system, are held by securitization trusts, and the exclusive interest of the Company in these securitized receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company's consolidated balance sheet. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

        The table below summarizes the Company's securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activity of the Company's equity-method investees:

	For the year ended December 31,
	2004	2003	2002
	(In thousands)
Gross amount of receivables securitized at year end	$1,654,285	$2,282,803	$2,334,939
Proceeds from collections reinvested in revolving-period securitizations	924,783	983,014	1,123,938
Excess cash flows received on retained interests	221,118	274,677	311,423
Pretax securitization income (loss)	1,651	31,385	(18)
Income from retained interests in credit card receivables securitized	80,205	150,538	1,552
Fees on securitized receivables	76,336	88,316	95,877

Total fees and other income on securitized earning assets	$158,192	$270,239	$97,411

        The investors in the Company's securitization transactions have no recourse against the Company for its customers' failure to pay their credit card receivables. However, most of the Company's retained interests are subordinated to the investors' interests until the investors have been fully paid.

        Generally, all collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to the Company as servicer for its servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable and to the Company as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to the Company on its retained interests.

        The retained interests associated with the credit card receivables that the Company has securitized are carried at estimated fair market value within the securitized earning assets category on the consolidated balance sheet, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company's retained interests are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management's best estimates of key assumptions.

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

        The Company's retained interests in credit card receivables securitized (labeled as securitized earning assets on the consolidated balance sheet) include the following:

	At December 31,
	2004	2003
	(In thousands)
I/O strip	$106,131	$98,158
Accrued interest and fees	12,603	19,030
Servicing liability	(20,813)	(50,125)
Amounts due from securitization	6,511	4,199
Fair value of retained interests	432,286	471,898

Securitized earning assets	$536,718	$543,160

        The I/O strip reflects the fair value of the Company's rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip increased during 2004 principally due to a reduction in the residual cash flows discount rate in 2004, a decrease in the expected credit loss rate and a slight decrease in the payment rate and (all of which are illustrated on the table below), offset to some degree, however, by net reductions in securitized receivables balances. The decrease in accrued interest and fees corresponds with reductions in receivables balances and slightly lower yields within the portfolios underlying the Company's securitizations. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The servicing liability decrease experienced in 2004 is consistent with reductions in receivables levels to which the servicing liability relates, coupled with the issuance during the fourth quarter of 2004 of two new term securitization facilities issued out of the originated portfolio master trust, which compensate the Company adequately for servicing the receivables underlying the facilities. The fair value of retained interests includes those interests in Company-arranged securitizations, as well as the Company's purchased interests in the Fingerhut Trust securitizations as of both December 31, 2003 and 2002. The fair value of retained interests decreased between December 31, 2003 and December 31, 2004, principally due to the effects of: (1) the easing of credit enhancement requirements and levels associated with certain of the series within the Company's originated portfolio securitization facility during 2004; (2) approximately $144.2 million that was retained within the originated portfolio master trust as of December 31, 2003 toward accumulation period requirements for a term series that was repaid during 2004; (3) reduced receivables levels within principally the Embarcadero Trust; offset by (1) a reduction in the Company's residual cash flows discount rate based on new market conditions that became apparent to the Company in the third quarter of 2004 as a result of its negotiation of two new term securitization facilities ($21.7 million aggregate pre-tax effect realized as income from retained interests in credit card receivables securitized during the third quarter of 2004, including the effects on the I/O strip valuation mentioned above); and (2) the de-securitization of the Fingerhut receivables, which resulted in separate liability classification of the Fingerhut deferred gain (see Note 6, "Fingerhut Trust and De-Securitization") in the amount of $23.4 million as of December 31, 2004, versus presentation of this Fingerhut deferred gain as a net against the fair value of retained interests in the amount of $35.1 million as of December 31, 2003.

        Changes in any of the assumptions used to value the Company's retained interests in Company-arranged securitizations could impact the Company's fair value estimates. The weighted-average key assumptions used to estimate the fair value of the Company's retained interests in the receivables it has securitized are presented below:

	At December 31,
	2004	2003	2002
Yield (annualized)	29.4%	29.5%	32.1%
Payment rate (monthly)	6.3	6.5	6.7
Expected credit loss rate (annualized)	13.7	15.0	18.0
Residual cash flows discount rate	17.4	22.5	22.5
Servicing liability discount rate	14.0	14.0	14.1

        At December 31, 2004, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized ($in thousands):

Credit card Receivables
Yield (annualized)	29.4%
Impact on fair value of 5% adverse change	$(13,427)
Impact on fair value of 10% adverse change	$(26,854)
Payment rate (monthly)	6.3%
Impact on fair value of 5% adverse change	$(1,507)
Impact on fair value of 10% adverse change	$(2,951)
Expected credit loss rate (annualized)	13.7%
Impact on fair value of 5% adverse change	$(6,174)
Impact on fair value of 10% adverse change	$(12,348)
Residual cash flows discount rate	17.4%
Impact on fair value of 5% adverse change	$(2,880)
Impact on fair value of 10% adverse change	$(5,693)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(80)
Impact on fair value of 10% adverse change	$(160)

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

        The Company's managed receivables portfolio underlying its securitizations (including only those of its consolidated subsidiaries) is comprised of the Company's retained interests in the credit card receivables securitized and other investors' shares of these securitized receivables. The investors' shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included within, and certain operating statistics associated with, the Company's managed receivables portfolio underlying both the outside investors' shares of and the Company's retained interests in credit card receivables securitizations.

	December 31,
	2004	2003
	(In thousands)
Total managed principal balance	$1,493,903	$2,071,521
Total managed finance charge balance	160,382	211,282

Total managed receivables	$1,654,285	$2,282,803
Receivables delinquent — 60 or more days	$144,715	$259,504
Net charge offs	$245,674	$358,172

10.   Software, Furniture, Fixtures and Equipment

        Software, furniture, fixtures and equipment consist of the following:

	December 31,
	2004	2003
	(In thousands)
Software	$45,022	$39,001
Furniture and fixtures	7,611	3,952
Data processing and telephone equipment	32,557	21,436
Leasehold improvements	8,623	6,214

Total cost	93,813	70,603
Less accumulated depreciation	(62,261)	(46,296)

Software, furniture, fixtures and equipment, net	$31,552	$24,307

        The weighted-average remaining depreciable life of the Company's software, furniture, fixtures and equipment being depreciated as of December 31, 2004 is 2.2 years.

11.   Leases

        The Company leases premises under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense was $10.6 million, $5.5 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the future minimum rental commitments for all non-cancelable leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows (in thousands):

	Gross	Sub-lease Income	Net
2005	$15,151	$(506)	$14,645
2006	10,997	(210)	10,787
2007	8,011	(216)	7,795
2008	6,396	(221)	6,175
2009	5,856	(226)	5,630
Thereafter	8,878	(371)	8,507

	$55,289	$(1,750)	$53,539

        In addition, the Company leases certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in the Company's consolidated financial statements. As of December 31, 2004, the future minimum commitments for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows (in thousands):

2005	$3,330
2006	2,722
2007	1,187

$7,239

12.   Notes Payable

        As of December 31, 2004, the Company's notes payable balances included $64.5 million of notes payable associated with the Company's second and third quarter 2004 sub-prime lender acquisitions (see Note 8, "Sub-prime Lender Acquisitions") and $4.5 million related to the ongoing working capital needs of the Company's Retail Micro-Lending and Servicing segment. Also included in notes payable is approximately $7.4 million related to margin borrowings underlying the Company's investments in debt securities which charged an interest rate of 4.25% as of December 31, 2004, as well as approximately $7.2 million of borrowings associated with certain vendor-financed acquisitions of software and equipment which have various interest rates ranging from 3% to 7%. See Note 11, "Leases," for further discussion on maturities for the Company's vendor-financed acquisitions.

        All of the debt financing associated with the sub-prime lender acquisitions is recourse only as to the acquired assets and operations of those acquisitions, and the Company believes that the entities that conduct this business are adequately capitalized to service this debt and otherwise conduct their business. Some $53.0 million of debt financing incurred in connection with the First American acquisition was financed under a $65.0 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3.0 million was drawn at closing) and a $5.0 million swing-line facility (which provides working capital funding during peak seasonal periods); (2) a $23.0 million Term Loan A note; and (3) a $27.0 million Term Loan B note (collectively "the Term Loan notes").

        Subsequently, in connection with the closing of the Venture Services acquisition, the Term Loan A note was increased by $5.0 million to $28.0 million and the Term Loan B note was increased by $4.5 million to $31.5 million, resulting in total commitments of $74.5 million (including the $10.0 million revolving credit facility and the $5.0 million swing-line facility). Each of the Term Loan notes bears interest at rates varying monthly with either prime interest rates or LIBOR (at the election of the Company), with spreads above prime or LIBOR being based on the leverage ratios for the acquired operations. As of December 31, 2004, the Term Loan A and Term Loan B interest rates were 7.28% and 12.78%, respectively. The notes require quarterly repayments beginning in January 2006 of $2.4 million; any prepayments by the Company are to be applied first against the principal balances outstanding on the Term Loan A note. The revolving credit facility and swing-line facility each had a blended interest rate of 7.75% as of December 31, 2004. The revolving credit facility, swing-line facility and the Term Loans notes mature in December 2006, with an one-year extension available at the Company's option (subject, however, to the achievement of certain leverage ratios). As of December 31, 2004, $4.5 million was outstanding under the revolving credit facility.

        An additional $5.0 million in debt financing was incurred in connection with the Venture Services acquisition through a subordinated promissory note, which was issued to the seller in the transaction. The $5.0 million subordinated promissory note bears interest at 10% per annum and matures on July 31, 2007.

13.   Commitments and Contingencies

        In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. The Company's off balance sheet risks, with respect to the receivables the Company manages, include commitments to extend credit totaling approximately $1.3 billion at December 31, 2004. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

        The Company is an equity member of CSG. (See Note 5, "Equity-Method Investments.") During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2004, CSG would be obligated to purchase up to approximately $54.0 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of December 31, 2004, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company's guarantee is limited to its ownership percentage in CSG (which at December 31, 2004 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of December 31, 2004, the maximum amount of the Company's guarantee was approximately $27.0 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

        Similar to its CSG arrangement, the Company has entered into note purchase agreements (and related guarantees) with respect to its investments through Embarcadero Holdings and Transistor. As of December 31, 2004, Embarcadero Holdings and Transistor had not purchased and were not required to purchase any additional notes under the note purchase agreements. The Company's guarantee is limited to its respective ownership percentages in Embarcadero Holdings and Transistor (which at December 31, 2004 were 62.5% and 33.3%, respectively) multiplied times the total amount of the notes that Embarcadero Holdings and Transistor could be required to purchase. As of December 31, 2004, the maximum amount of the Company's collective guarantees related to both Embarcadero Holdings and Transistor was approximately $187.9 million. The Company currently does not have any liability recorded with respect to these guarantees, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

        The Company's agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company's benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $86.6 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company's arrangements with the financial institution expire in March 2006. If the Company were to terminate a sub- service agreement under which this institution also provides certain services for the Company, there would be penalties of approximately $1.0 million as of December 31, 2004. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

        Through what were formerly First American's operations (see Note 8, "Sub-prime Lender Acquisitions"), a subsidiary of the Company has an agreement with another third-party financial institution pursuant to which the Company services loans on behalf of the financial institution in exchange for servicing fees. Either party can cancel this contract with 30 days notice. The Company believes that the entities that conduct this business are adequately capitalized. Nevertheless, to further growth plans for the operations underlying the Micro-Lending acquisitions, the Company has guaranteed up to $15.0 million of potential indebtedness to the financial institution under its servicing program with subsidiaries of the Company. The Company currently does not have any liability recorded with respect to the guarantee discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

        The Company's most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company's securitizations vary. As of December 31, 2004, the Company had: a six-year term securitization facility, a five-year term securitization facility, a two-year variable funding securitization facility with renewal options and two one-year conduit securitization facilities with renewal options issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust; and a one-year variable funding securitization facility issued out of the a trust associated with the Company's securitization of approximately $92.0 million (face amount) in credit card receivables acquired during 2004. While the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company's need for additional liquidity.

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. There are no material pending legal proceedings to which the Company is a party.

14.   Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, such temporary differences representing those differences between amounts reported for financial reporting purposes and amounts used for income tax purposes.

        The current and deferred portions of federal and state income tax expense are as follows:

	For the year ended December 31,
	2004	2003	2002
	(In thousands)
Federal income tax expense:
Current tax expense	$60,875	$11,187	$24,294
Deferred tax expense	(5,133)	54,863	(21,133)

Total federal income tax expense	55,742	66,050	3,161

State income tax expense:
Current tax expense	664	528	—
Deferred tax expense	(56)	414	—

Total state income tax expense	608	942	—

Total income tax expense	$56,350	$66,992	$3,161

        In 2002, the Company had no state income tax expense because its income was earned by consolidated subsidiaries that were organized, domiciled and operated exclusively within a jurisdiction that does not impose a state income tax. Income tax expense in 2004 and 2003 differed from amounts computed by applying the statutory U.S. Federal income tax rate to pretax income from operations principally as a result of certain of the Company's operations now being subject to various state income taxes. The following table reconciles the Company's effective tax rate to the federal statutory rate:

	For the year ended December 31,
	2004	2003	2002
	(In thousands)
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
Other differences, net	0.9	0.5	—

Effective tax rate	35.9%	35.5%	35.0%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets/(liabilities):
Prepaid expenses	$(1,097)	$(499)
Cash advance fees	—	(139)
Software development costs	(2,992)	(2,791)
Securitization income	(38,319)	(33,405)
Equity in income of equity-method investees	(10,221)	(18,751)
Other	(2,481)	(904)
Goodwill and intangible assets	(886)	—
Deferred costs	17	(455)
Warrants	4,224	—

Net deferred tax liability	$(51,755)	$(56,944)

        The amounts reflected in the above table are net of a valuation allowance of $19.6 million and $15.5 million at December 31, 2004 and 2003, respectively, which represents a provision for uncertainty as to the realization of net operating losses in certain state tax jurisdictions. The change during 2004 in the deferred tax valuation allowance relates to additional net operating losses in the current year within these state tax jurisdictions. There are no other net operating loss carry forwards other than these described here.

15.   Earnings Per Share

        The following table sets forth the computation of earnings per share:

	For the year ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Net income	$100,719	$121,718	$5,871
Preferred stock dividends	(4,404)	(4,284)	(4,168)

Income attributable to common shareholders	$96,315	$117,434	$1,703
Denominator:
Denominator for basic earnings per share (weighted-average shares outstanding)	51,230	51,212	46,384
Effect of dilutive stock options and warrants	869	702	28

Denominator for diluted earnings per share (adjusted weighted-average shares)	52,099	51,914	46,412
Basic earnings per share	$1.97	$2.38	$0.04
Diluted earnings per share	$1.93	$2.34	$0.04

        As mentioned in Note 4, "Shareholders' Equity," during the fourth quarter of 2004, all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock. These 5.2 million shares of common stock were included in the weighted-average shares outstanding in the above computations (i.e., at appropriate as-if-converted levels for 2003 and 2004). Shares of common stock into which the preferred shares were convertible as of December 31, 2002 were not included in weighted-average shares outstanding for 2002, because including these shares would have been anti-dilutive to those years' earnings per share computations.

        Excluded from the 2004, 2003 and 2002 earnings per share calculations are 224,000, 375,489 and 1,548,327 of stock options as their effects were anti-dilutive.

16.   Stock Options

        The Company has three stock option plans; the 1998 Plan, the 2000 Plan and the 2003 Plan (collectively, "the Plans"). Under the Plans, the Company may grant shares of the Company's common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period is not to exceed 10 years from the date of grant. The vesting requirements for options granted by the Company range from immediate to 3 years. The majority of the options vest ratably over three years. The maximum number of shares of common stock that may be granted under the Plans is 3,600,000. As of December 31, 2004, a total of 2,274,526 options had been granted under the Plans.

        Information related to options outstanding under the Plans is as follows:

	For the year ended December 31,
	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,832,164	$11.28	2,216,078	$11.08	1,886,751	$28.33
Granted	104,000	20.65	184,433	13.54	1,172,818	5.85
Exercised	(413,323)	8.06	(442,333)	8.48	—	—
Cancelled/Forfeited	(185,135)	18.87	(126,014)	20.88	(843,491)	42.15

Outstanding at end of year	1,337,706	$11.96	1,832,164	$11.28	2,216,078	$11.08

        The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00—$12.00	974,573	2.8	$6.31	484,332	$7.02
$12.00—$25.00	206,633	3.7	19.31	100,801	19.92
$25.01—$38.00	123,000	0.1	34.37	123,000	34.37
$38.01—$50.00	32,500	3.8	48.62	32,500	48.62
$50.01—$62.00	1,000	0.8	56.56	1,000	56.56

	1,337,706	2.7	$11.96	741,633	$15.20

        As permitted by Statement No. 123, the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB 25. Other than with respect to the Company's restricted stock awards (see Note 4, "Shareholders' Equity"), the Company did not recognize any compensation expense for stock-based employee compensation awards or independent board members compensation awards, nor did the Company issue any options to non-employees who were not directors for the years ended December 31, 2004, 2003 and 2002.

17.   Employee Benefit Plans

        The Company has a 401(k) plan. All full time employees are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by the Company, which amounted to approximately $0.4 million, $0.4 million and $0.3 million in 2004, 2003 and 2002, respectively.

        The Company also has an Employee Stock Purchase Plan ("ESPP"). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to 10% of their annual wages withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of the Company's common stock on the last day of the offering period. Employees contributed approximately $0.4 million to purchase 3,468 shares of common stock in 2004, $0.3 million to purchase 30,790 shares of common stock in 2003 and $0.2 million to purchase 44,710 shares of common stock in 2002 under the ESPP. The ESPP covers up to 150,000 shares of common stock. The Company's charge to expense associated with the ESPP was approximately $60,000, $54,000 and $44,000 in 2004, 2003 and 2002, respectively.

18.   Related Party Transactions

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

        During the fourth quarter of 2004 all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock. Pursuant to a registration statement filed with the SEC and declared effective in November 2003, these approximately 5.2 million shares of common stock have been registered for sale.

        Under a shareholders agreement into which the Company entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr. (the Company's President), Richard W. Gilbert (the Company's Chief Operating Officer and Vice Chairman) and certain trusts that were or are affiliates of the Hanna's following the Company's initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

        Richard R. House, Jr. and Richard W. Gilbert each indirectly owned 9.5% of VSI, the third-party developer of the Company's database management system prior to the sale of VSI in 2004 to an unaffiliated third-party. During 2004 and 2003, the Company paid approximately $6.7 million and $10.7 million, respectively to VSI and its subsidiaries for software development, account origination and consulting services. During 2001, the Company loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan was repaid by VSI during 2003.

        During 2001, the Company began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of the Company's Chairman and Chief Executive Officer, David G. Hanna, and one of the Company's directors, Frank J. Hanna, III. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for the sublease was approximately $0.2 million in each of the years 2004, 2003 and 2002. Additionally, an entity formerly owned by Frank J. Hanna, Jr. provided certain collection services to the Company for which the Company paid approximately $0.3 million (the market rate) during each of 2004 and 2003 while this entity was under the ownership and control of Frank J. Hanna, Jr. Another entity currently owned by Frank J. Hanna, Jr. previously rented the Company a plane for business usage at market rates for which the Company paid $0.5 million in 2004 and $0.7 million in 2003.

        See Note 2, "Significant Accounting Policies," for a discussion of the Company's acquisition of previously defaulted receivables from trusts serviced by CompuCredit.

19.   Subsequent Events

        In December 2004, the Company announced the signing of a definitive agreement to purchase Wells Fargo Financial's "Consumer Auto Receivables" business unit. The sale is expected to close early in the second quarter of 2005 and is subject to certain financing and closing conditions. This acquisition includes all of Consumer Auto Receivable's assets, business operations and employees. Consumer Auto Receivables has $133 million in assets and operates in 38 states through its 12 branches, 3 regional processing centers and national collection center at its Lake Mary, FL headquarters. This business has approximately 300 employees, and the Company expects to conduct this business through a separate business segment once the transaction is completed.

        In January 2005, one of the Company's consolidated minority-owned subsidiaries purchased $72.1 million (face amount) in credit card receivables for approximately $42.0 million, including transaction costs. These receivables were then transferred to a wholly owned subsidiary of the consolidated subsidiary, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. To fund this purchase, the Company contributed approximately $2.0 million into its minority-owned consolidated subsidiary.

        In January 2005, the Company also purchased a 47.5% interest in a joint venture for approximately $10.9 million, including transaction costs. This entity was formed by two unaffiliated investors and one of the Company's wholly owned subsidiaries in connection with the acquisition of approximately $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust.

        Also in January 2005, the Company acquired substantially all of the assets of another micro-lender for approximately $11.9 million including transaction costs. This acquisition will allow for continued expansion into the micro-lending space. The Company financed this acquisition with $6.4 million of cash and $5.5 million of debt financing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 8, 2005.

COMPUCREDIT CORPORATION
By:	/s/ DAVID G. HANNA David G. Hanna Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2005
/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 8, 2005
/s/ GREGORY J. CORONA Gregory J. Corona	Director	March 8, 2005
/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 8,2005
/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 8, 2005
/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 8, 2005
/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 8, 2005
/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 8, 2005
/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 8, 2005
/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 8, 2005

QuickLinks

Table of Contents
Cautionary Notice Regarding Forward-Looking Statements
PART I
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
CompuCredit Corporation and Subsidiaries Consolidated Balance Sheets
CompuCredit Corporation and Subsidiaries Consolidated Statements of Operations
CompuCredit Corporation and Subsidiaries Consolidated Statements of Shareholders' Equity For the years ended December 31, 2004, 2003 and 2002
CompuCredit Corporation and Subsidiaries Consolidated Statements of Cash Flows
CompuCredit Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2004 and 2003
SIGNATURES