Form 10-Q
period 2005-03-31
COMPUCREDIT CORP
filed 2005-05-04
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2005

of

COMPUCREDIT CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600
Atlanta, Georgia 30346
(770) 206-6200

CompuCredit’s Common Stock, no par value per share, is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

CompuCredit has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) been subject to such filing requirements for the past 90 days.

CompuCredit is an accelerated filer (as defined in Exchange Act Rule 12b-2).

As of April 30, 2005, 51,507,157 shares of Common Stock, no par value, of the registrant were outstanding.

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
March 31, 2005

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents (including restricted cash of $11,776 at March 31, 2005 and $11,615 at December 31, 2004)	$90,400	$68,240
Securitized earning assets	473,367	536,718
Non-securitized earning assets, net	176,730	158,430
Deferred costs, net	31,081	34,920
Software, furniture, fixtures and equipment, net	34,298	31,552
Investments in equity-method investees	60,744	42,059
Intangibles, net	10,699	10,643
Goodwill	108,465	100,552
Prepaid expenses and other assets	22,789	20,412
Total assets	$1,008,573	$1,003,526

Liabilities
Accounts payable and accrued expenses	$38,724	$36,088
Notes payable	79,547	83,624
Deferred revenue	5,735	6,390
Deferred gain on Fingerhut receivables	17,635	23,440
Current and deferred income tax liabilities	77,060	115,786
Total liabilities	218,701	265,328

Minority interests	55,671	54,308

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 53,352,938 and 53,159,253 issued at March 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	309,379	303,356
Treasury stock, at cost, 1,845,781 and 1,914,646 shares at March 31, 2005 and December 31, 2004	(26,358)	(26,721)
Deferred compensation	(6,177)	(922)
Warrant	25,610	25,610
Retained earnings	431,747	382,567
Total shareholders’ equity	734,201	683,890
Total liabilities and shareholders’ equity	$1,008,573	$1,003,526

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Interest Income:
Consumer loans, including past due fees	$14,037	$6,032
Other	2,912	1,673
Total interest income	16,949	7,705
Interest expense	(2,422)	(91)
Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	14,527	7,614
Fees and other income on non-securitized earning assets	100,766	30,775
Provision for loan losses	(19,224)	(9,115)
Net interest income, fees and other income on non-securitized earning assets	96,069	29,274
Other operating income:
Fees and other income on securitized earning assets	43,492	40,643
Servicing income	30,459	25,298
Ancillary and interchange revenues	5,533	4,238
Equity in income of equity-method investees	18,819	(214)
Total other operating income	98,303	69,965
Other operating expense:
Salaries and benefits	7,107	6,245
Card and loan servicing	59,335	37,018
Marketing and solicitation	18,050	5,699
Depreciation	4,213	3,993
Other	19,058	9,915
Total other operating expense	107,763	62,870
Income before minority interests and income taxes	86,609	36,369
Minority interests	(9,161)	(6,293)
Income before income taxes	77,448	30,076
Income taxes	(28,268)	(11,288)
Net income	$49,180	$18,788
Net income attributable to common shareholders	$49,180	$17,718
Net income per common share-basic	$0.96	$0.36
Net income per common share-diluted	$0.94	$0.36

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2005

			Additional					Total
	Common Stock		Paid-In	Treasury	Deferred		Retained	Shareholders’
	Shares	Amount	Capital	Stock	Compensation	Warrant	Earnings	Equity
	(Dollars in thousands)
Balance at December 31, 2004	53,159,253	$—	$303,356	$(26,721)	$(922)	$25,610	$382,567	$683,890
Exercise of stock options, including tax benefit	68,865	—	598	—	—	—	—	598
Use of treasury stock to satisfy stock option exercise	(68,865)	—	(363)	363	—	—	—	—
Issuance of restricted stock	193,685	—	5,788	—	(5,788)	—	—	—
Amortization of deferred compensation	—	—	—	—	533	—	—	533
Net income	—	—	—	—	—	—	49,180	49,180
Balance at March 31, 2005	53,352,938	$—	$309,379	$(26,358)	$(6,177)	$25,610	$431,747	$734,201

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2005	2004
	(Dollars in thousands)

Operating activities
Net income	$49,180	$18,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,213	3,993
Provision for loan losses	19,224	9,115
Amortization expense	999	778
Amortization of deferred gain	(5,804)	(3,847)
Amortization of deferred compensation	533	105
Minority interest	9,161	6,293
Retained interests income adjustment, net	12,698	(15,441)
(Distributions in excess of) income associated with equity-method investees	(7,736)	215
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in deferred costs	(2,424)	(19,045)
Decrease in income tax liability	(38,726)	(25,720)
Increase in uncollected fees on non-securitized earning assets	(19,678)	(22,491)
Other	769	(1,797)
Net cash provided by (used in) operating activities	22,409	(49,054)

Investing activities
Investments in equity-method investees	(10,949)	—
Investments in securitized earning assets	(24,927)	(207,126)
Proceeds from securitized earning assets	80,904	220,083
Investments in non-securitized earning assets	(178,752)	(30,088)
Proceeds from non-securitized earning assets	162,511	23,476
Acquisition of sub-prime lender’s assets	(12,138)	—
Purchases of and development of software, furniture, fixtures and equipment	(4,228)	(576)
Net cash provided by investing activities	12,421	5,769

Financing activities
Minority interests (distribution) contribution, net	(7,799)	1,152
Proceeds from exercise of stock options	598	685
Proceeds from borrowings	13,500	32,855
Repayment of borrowings	(18,969)	(34,647)
Net cash (used in) provided by financing activities	(12,670)	45

Net increase (decrease) in cash	22,160	(43,240)
Cash and cash equivalents at beginning of period	68,240	122,526
Cash and cash equivalents at end of period	$90,400	$79,286

Supplemental cash flow information
Cash paid for interest	$2,204	$91
Cash paid for income taxes	$66,975	$36,783

Supplemental non-cash information
Issuance of warrant	$—	$25,610
Notes payable associated with capital leases	$8,457	$—
Notes payable associated with bond investments	$6,737	$2,800
Accretion of preferred stock dividends	$—	$1,066
Issuance of restricted stock	$5,788	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

1.                                      Description of Business

The accompanying unaudited condensed consolidated financial statements include the accounts of CompuCredit Corporation and its consolidated subsidiaries (collectively, the “Company”). The Company is a provider of various credit and related financial services and products to, or associated with, the underserved (or sub-prime) and “un-banked” consumer markets. Historically, the Company has served these markets through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both its originated accounts and its acquired portfolios. Because only financial institutions can issue general-purpose credit cards, the Company has contractual arrangements with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards, and the Company purchases the receivables relating to such accounts on a daily basis. The Company markets to cardholders other fee-based products, including card registration, memberships in preferred buying clubs, travel services, debt waiver and credit life, disability and unemployment insurance. During 2003, the Company expanded its product and service offerings to include the purchase and recovery of previously charged off receivables. The Company further expanded its product and servicing offerings in 2004 to include its marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days, which the Company refers to as “micro-loans”) through various channels, including retail branch locations, grocery and convenience stores, direct marketing, telemarketing and the Internet. The Company also serves un-banked consumers through its offering of a stored-value (or debit) card through various retail branch locations. Finally, although not reflected in these unaudited condensed financial statements, on April 1, 2005, the Company completed its acquisition of a portfolio of consumer receivables secured by automobiles and a platform for the origination and servicing of these loans.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, significantly affect the Company’s reported gains and losses on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and other income on securitized earning assets on the Company’s condensed consolidated statements of operations) and the Company’s reported value of securitized earning assets on its condensed consolidated balance sheets. Additionally, estimates of future credit losses on the Company’s non-securitized loans and fees receivable have a significant impact on the provision for loan losses within the Company’s condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on the Company’s condensed consolidated balance sheets. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. The primary reclassification relates to combining securitized and non-securitized earning assets and results and cash flows thereon on the Company’s condensed consolidated balance sheets, statements of operations and statements of cash flows. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2.                                      Significant Accounting Policies

The following is a summary of significant accounting policies followed in preparation of the condensed consolidated financial statements.

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on the Company’s condensed consolidated balance sheets include loans and fees receivable, net, investments in previously charged off receivables and investments in debt securities, each of which are discussed separately below. Details of non-securitized earning assets, net balances are as follows (in thousands of dollars):

	Balance at March, 31 2005	Balance at December 31, 2004
Loans and fees receivable, net	$108,498	$94,055
Investments in previously charged off receivables	18,134	15,094
Investments in debt securities	50,098	49,281
Non-securitized earning assets, net	$176,730	$158,430

Loans and Fees Receivable, Net.  Loans and fees receivable, net include receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which have not been securitized, as well as receivables associated with the Company’s micro-lending activities; these receivables are shown net of an allowance for uncollectible loans and fees. Loans and fees receivable are also presented net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated life of a customer (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with the Company’s micro-lending activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party financial institution; these fees are recognized as earned—generally over a two-week period.

The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that management believes will not ultimately be collected based on historical experience. The components of loans and fees receivable, net are as follows (in millions of dollars):

	Balance at December 31, 2004	Additions	Subtractions	Sub-prime Lender Acquisitions	Balance at March 31, 2005
Loans and fees receivable, gross	$145.2	$221.0	$(203.1)	$2.3	$165.4
Deferred revenue	(22.0)	(28.4)	17.1	—	(33.3)
Allowance for uncollectible loans and fees	(29.1)	(19.2)	24.7	—	(23.6)
Loans and fees receivable, net	$94.1	$173.4	$(161.3)	$2.3	$108.5

Reflected in interest income on the condensed consolidated statements of operations is $14.0 million and $6.0 million of finance charge income associated with these loans and fees receivable for the three months ended March 31, 2005 and 2004, respectively. Reflected in fees and other income from non-securitized earning assets is $48.6 million and $16.7 million of fee income associated with these loans and fees receivable for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the weighted-average remaining amortization period for the $33.3 million of deferred revenue reflected in the above table was 7.4 months.

Investments in Previously Charged Off Receivables.  For the three months ended March 31, 2005, the following table shows a roll-forward of the Company’s investments in previously charged off receivables activities (in thousands of dollars):

Unrecovered balance at December 31, 2004	$15,094
Acquisitions of defaulted accounts	10,323
Cash collections	(24,791)
Income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations)	17,508
Balance at March 31, 2005	$18,134
Estimated remaining collections (“ERC”)	$64,616

At the time of acquisition, the life of each pool generally is estimated to be between 24 and 36 months based upon the proprietary models of the Company. The Company anticipates collecting approximately 60.0% of the ERC over the next twelve months, with the balance to be collected thereafter.

Investments in Debt Securities. The Company periodically invests in the open market in debt securities that the Company feels will provide it with an adequate return. Generally, these debt securities will be purchased outright or partially funded using existing margin accounts (see Note 9, “Notes Payable,” below). The Company’s purchased debt securities generally are classified as trading securities. Additionally, the Company has occasionally received distributions of debt securities from its equity-method investees; the Company has classified such distributed debt securities as held to maturity.

Stock Options

The Company has five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company issued no stock options during the three months ended March 31, 2005.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income attributable to common shareholders, as reported	$49,180	$17,718
Stock-based employee compensation expense determined under fair value basis, net of tax	(189)	(165)
Pro-forma net income (loss)	$48,991	$17,553
Earnings per share:
Basic—as reported	$0.96	$0.36
Basic—pro-forma	$0.96	$0.36
Diluted—as reported	$0.94	$0.36
Diluted—pro-forma	$0.93	$0.35

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on the Company’s results of operations. The Company issued no stock options during the three months ended March 31, 2005.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards 123, “Share Based Payment” (“Statement No. 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement will result in income statement effects similar to those reflected in the above pro-forma computations. Statement No. 123R is effective for interim and annual reporting beginning after December 15, 2005, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

3.                                      Segment Reporting

The Company operates primarily within one industry consisting of four reportable segments by which it manages its business. The Company’s four reportable segments are: Credit Cards; Investments in Previously Charged Off Receivables; Retail Micro-Lending and Servicing; and Other.

The Company measures the profitability of its reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures in order to better align costs with the associated revenues. Summary operating segment information is as follows (in thousands of dollars):

As of and for three months ending March 31, 2005	Credit Cards	Investments in Previously Charged Off Receivables	Retail Micro- Lending and Servicing	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$64,010	$17,508	$14,315	$236	$96,069
Total other operating income	92,868	—	5,435	—	98,303
Income before income taxes	$75,263	$7,071	$890	$(5,776)	$77,448

Total assets	$819,472	$19,069	$158,414	$11,618	$1,008,573

As of and for three months ending March 31, 2004	Credit Cards	Investments in Previously Charged Off Receivables	Retail Micro- Lending and Servicing	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$15,238	$14,019	$—	$17	$29,274
Total other operating income	69,965	—	—	—	69,965
Income before income taxes	$27,696	$5,259	$—	$(2,879)	$30,076

Total assets	$758,154	$24,616	$—	$1,090	$783,860

4.                                      Shareholders’ Equity

Treasury Stock

At its discretion, the Company will use treasury shares to satisfy option exercises and restricted stock grants. The Company uses the cost approach when accounting for the repurchase and reissuance of its treasury stock. During the three months ended March 31, 2005, the Company reissued 68,865 treasury shares in satisfaction of option exercises at an approximate cost of $0.4 million.

As part of the Company’s share repurchase program, the Company has written and, contingent upon favorable market conditions, may continue to write put options on its own shares. The put options allow the Company to settle the options in either stock or cash. As of March 31, 2005, the Company is obligated to purchase 250,000 shares under these put option contracts, none of which represented a liability to the Company based on the then-existing share price.  These contracts are set to expire during the second quarter of 2005.

Restricted Share Awards

During the quarter ended March 31, 2005, the Company granted 193,685 shares of restricted stock under its 2004 Restricted Stock Plan. The fair market value of granted restricted shares as of respective grant dates is shown net of amortization as deferred compensation within consolidated shareholders’ equity as of the close of each accounting period. The Company’s restricted share grants generally vest over a range of 24 to 36 months and are being amortized to compensation expense ratably over the vesting period.

5.                                      Investments in Equity-Method Investees

In January 2005, the Company purchased a 47.5% interest in a joint venture for approximately $10.9 million, including transaction costs. A wholly owned subsidiary of the Company and two unaffiliated investors formed this entity in connection with the acquisition of approximately $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), transfer in exchange for notes and a subordinated, certificated interest issued by the trust.  The Company accounts for its investment in this joint venture and other similar investments in existence as of December 31, 2004 under the equity method of accounting, and these investments are included in investment in equity-method investees on the Company’s condensed consolidated balance sheets.

6.                                      De-Securitized Fingerhut Receivables

Total income recognized relating to cash received on de-securitized Fingerhut receivables was $26.9 million and $0.0 for the three months ended March 31, 2005 and 2004, respectively, such amounts being included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations. The remaining excess cash flows that the Company expects to receive from the de-securitized Fingerhut receivables through December of 2008 are currently estimated to be $81.2 million, with the Company expecting to receive approximately 62.4% of these collections within the next 12 months.

The deferred gain associated with the Fingerhut receivables is being amortized into fees and other income on non-securitized earning assets in the Company’s condensed consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables; the income associated with amortization of this deferred gain totaled approximately $5.8 million and $0.0 for the three months ended March 31, 2005 and 2004, respectively.

7.                                      Credit Card Receivables Acquisition

In January 2005, one of the Company’s majority-owned subsidiaries purchased $72.1 million (face amount) in credit card receivables for approximately $42.0 million, including transaction costs. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in securitization income of $1.6 million. To fund this purchase, the Company contributed approximately $2.0 million into its majority-owned subsidiary. The assets and liabilities of the majority-owned subsidiary, and its associated earnings from operations, are presented as part of the Company’s condensed consolidated financial statements with a minority interest being shown to reflect the unaffiliated investor’s portion of the operations. The minority interest associated with this subsidiary is not shown net of tax because the subsidiary is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the trust.

See separately the discussion of credit card receivables acquired by the Company’s equity-method investee in Note 5, “Investments in Equity-Method Investees,” above.

8.                                      Off Balance Sheet Arrangements

The Company securitizes through a master trust all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying the Company’ s largely fee-based card offering to consumers at the lower end of the FICO scoring range. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, during the first quarter of 2005, the Company acquired receivables from a third party and subsequently securitized them. (See Note 7, “Credit Card Receivables Acquisition,” for a discussion of the first quarter of 2005 acquisition.)

All of the Company’s credit card receivables, with the exception of the de-securitized Fingerhut receivables (see Note 6, “De-Securitized Fingerhut Receivables”) and as noted above those receivables associated with its largely fee-based card offering to consumers at the lower end of the FICO scoring range, are held by securitization trusts.  The exclusive interest of the Company in these securitized receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company’s condensed consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes the Company’s securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activity of the Company’s equity-method investees:

	For the three months ended March 31,
	2005	2004
	(In thousands)
Gross amount of receivables securitized at period end	$1,609,863	$1,654,285
Proceeds from collections reinvested in revolving-period securitizations	$248,298	$197,967
Excess cash flows generated on securitized receivables	$65,865	$73,257

Pretax securitization income	$1,587	$—
Income from retained interests in credit card receivables securitized	25,869	19,392
Fees on securitized receivables	16,036	21,251
Total fees and other income on securitized earning assets	$43,492	$40,643

The investors in the Company’s securitization transactions have no recourse against the Company for its customers’ failure to pay their credit card receivables. However, most of the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

Generally, all collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to the Company as servicer for its servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable and to the Company as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to the Company on its retained interests.

The retained interests associated with the credit card receivables that the Company has securitized are carried at estimated fair market value within the securitized earning assets category on the Company’s condensed consolidated balance sheets, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company’s retained interests are generally not available, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions.

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

The Company’s retained interests in credit card receivables securitized (labeled as securitized earning assets on the condensed consolidated balance sheets) include the following:

	March 31, 2005	December 31, 2004
	(In thousands)
I/O strip	$118,627	$106,131
Accrued interest and fees	11,886	12,603
Servicing liability	(21,424)	(20,813)
Amounts due from securitization	9,357	6,511
Fair value of retained interests	354,921	432,286

Securitized earning assets	$473,367	$536,718

The I/O strip reflects the fair value of the Company’s rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip increased during the three months ended March 31, 2005 principally due a decrease in the expected credit loss rate and a slight increase in the yield (both of which are illustrated on the table below), offset to some degree, however, by a slight increase in the payment rate, coupled with net reductions in receivables levels principally within the trust underlying the Company’s 2003 Providian portfolio acquisition (the “Embarcadero Trust”). The slight decrease in accrued interest and fees also corresponds with the net reductions in receivables levels principally within the Embarcadero Trust. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The slight servicing liability increase as of March 31, 2005 is primarily due to the additional acquisition made by the Company during the first quarter of 2005. The fair value of retained interests includes the Company’s interests in its securitizations. The fair value of retained interests decreased between December 31, 2004 and March 31, 2005, principally due to the effects of increased draws of cash against the Company’s originated portfolio securitization facilities related to the Company’s $67.0 million tax payment made during the first quarter of 2005, its first quarter 2005 acquisitions, and in anticipation of an acquisition completed on April 1, 2005, coupled with net reductions in receivables levels principally within the Embarcadero Trust.

Changes in any of the assumptions used to value the Company’s retained interests in its securitizations could impact the Company’s fair value estimates. The weighted-average key assumptions used to estimate the fair value of the Company’s retained interests in the receivables it has securitized are presented below:

	March 31, 2005	December 31, 2004	March 31, 2004
Yield (annualized)	29.8%	29.4%	28.7%
Payment rate (monthly)	6.4	6.3	6.0
Expected credit loss rate (annualized)	12.7	13.7	13.3
Residual cash flows discount rate	20.0	17.4	22.5
Servicing liability discount rate	14.0	14.0	14.0

The increase in the residual cash flows discount rate corresponds with the Company’s first quarter 2005 draws against its securitization facilities to fund its acquisitions and March 2005 tax payment as also noted above.  With these draws, the Company’s collateral enhancement levels within the originated portfolio master trust have declined.  The Company’s Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures.  Accordingly, because the Company’s collateral enhancement levels have dropped between December 31, 2004 and March 31, 2005, the Company’s March 31, 2005 residual cash flows discount rate is higher than it was at December 31, 2004. Although less significant to the increase in the residual cash flows discount rate between December 31, 2005 and March 31, 2005, the Company’s Statement No. 140 models are also sensitive to changes in LIBOR, which increased between December 31, 2004 and March 31, 2005.

At March 31, 2005, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized (dollars in thousands):

Credit Card Receivables
Yield (annualized)	29.8%
Impact on fair value of 5% adverse change	$(13,158)
Impact on fair value of 10% adverse change	$(26,317)
Payment rate (monthly)	6.4%
Impact on fair value of 5% adverse change	$(1,677)
Impact on fair value of 10% adverse change	$(3,241)
Expected credit loss rate (annualized)	12.7%
Impact on fair value of 5% adverse change	$(5,495)
Impact on fair value of 10% adverse change	$(10,989)
Residual cash flows discount rate	20.0%
Impact on fair value of 5% adverse change	$(2,110)
Impact on fair value of 10% adverse change	$(4,200)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(75)
Impact on fair value of 10% adverse change	$(150)

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

The Company’s managed receivables portfolio underlying its securitizations (including only those of its consolidated subsidiaries) is comprised of the Company’s retained interests in the credit card receivables securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included within, and certain operating statistics associated with, the Company’s managed receivables portfolio underlying both the outside investors’ shares of and the Company’s retained interests in credit card receivables securitizations.

	March 31, 2005	December 31, 2004
	(In thousands)
Total managed principal balance	$1,460,839	$1,493,903
Total managed finance charge balance	149,024	160,382
Total managed receivables	$1,609,863	$1,654,285
Receivables delinquent — 60 or more days	$125,356	$144,715
Net charge offs for the three months ended	$42,843	$44,770

9.                                      Notes Payable

As of March 31, 2005, the Company’s notes payable balances included approximately $6.5 million related to margin borrowings underlying the Company’s investments in debt securities which charged an interest rate of 4.75% as of

March 31, 2005, as well as approximately $8.5 million of borrowings associated with certain vendor-financed acquisitions of software and equipment which have various interest rates ranging from 3% to 7%.

Also included in notes payable are certain debt instruments associated with the acquisition of and ongoing working capital needs of the Company’s Retail Micro-Lending and Servicing segment. As of March 31, 2005, the following debt was outstanding under these arrangements (in thousands of dollars):

	Balance at March 31, 2005	Applicable Interest Rate as of March 31, 2005
Term Loan A	$23,000	7.56%
Term Loan B	31,500	13.06%
Revolving Credit Facility	5,000	8.12%
Seller Note	5,000	10.00%
Total Debt	$64,500

The interest rates associated with the term loan facilities and the revolving credit facility are adjusted periodically based on an index over LIBOR or Prime.

10.                               Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. The Company’s off balance sheet risks, with respect to the receivables the Company manages, include commitments to extend credit totaling approximately $1.5 billion at March 31, 2005. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

The Company is an equity member of CSG.  During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2005, CSG would be obligated to purchase up to approximately $53.0 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of March 31, 2005, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company’s guarantee is limited to its ownership percentage in CSG (which at March 31, 2005 was 50%) times the total amount of the notes that CSG would be required to purchase. Therefore, as of March 31, 2005, the maximum amount of the Company’s guarantee was approximately $26.5 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company has entered into similar note purchase agreements (and related guarantees) to that described with respect to CSG above with respect to various other receivables portfolio investments it has made through majority-owned subsidiaries and equity-method investees. As of March 31, 2005, none of these majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. The Company’s guarantee is limited to its respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied times the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of March 31, 2005, the maximum amount of the Company’s collective guarantees related to all of these other majority-owned subsidiaries and equity-method investees was approximately $318.7 million. The Company currently does not have any liability recorded with respect to these guarantees, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

The Company’s agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company’s benefit. To secure this obligation, the Company provides the financial institution a $10.0 million cash-collateralized letter of credit and has pledged retained interests carried at approximately $92.9 million. These arrangements prevent the Company from using the $10.0 million of cash for any other purpose, although the Company can substitute other collateral for the pledged retained interests. The Company’s arrangements with the financial institution expire in March 2006. If the Company were to terminate a sub- service agreement under which this institution also provides certain services for the Company, there would be penalties of approximately $1.1 million as of March 31, 2005. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

A subsidiary of the Company has an agreement with another third-party financial institution pursuant to which the subsidiary services loans on behalf of the financial institution in exchange for servicing fees. Either party can cancel this contract with 30 days notice. The Company believes that the entities that conduct this business are adequately capitalized. Nevertheless, to further growth plans for the operations underlying the Company’s Retail Micro-Lending and Servicing segment, the Company has guaranteed up to $15.0 million of potential indebtedness to the financial institution under its servicing program with subsidiaries of the Company. The Company currently does not have any liability recorded with respect to the guarantee discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company’s most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company’s securitizations vary. As of March 31, 2005, the Company had:  a six-year term securitization facility, a five-year term securitization facility, a two-year variable funding securitization facility with renewal options and two one-year conduit securitization facilities with renewal options issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust; and a one-year variable funding securitization facility issued out of the a trust associated with the Company’s securitization of approximately $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively. While the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company’s need for additional liquidity.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of the Company’s subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Lending and Servicing segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. The Company intends to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

There are no other material pending legal proceedings to which the Company is a party.

11.                               Earnings Per Share

The following table sets forth the computation of earnings per share:

	For the three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$49,180	$18,788
Preferred stock dividends	—	(1,070)
Income attributable to common shareholders	$49,180	$17,718
Denominator:
Denominator for basic earnings per share (weighted-average shares outstanding)	51,277	51,726
Effect of dilutive stock options and warrants	1,239	955
Denominator for diluted earnings per share (adjusted weighted-average shares)	52,516	52,681
Basic earnings per share	$0.96	$0.36
Diluted earnings per share	$0.94	$0.36

Excluded from the March 31, 2005 earnings per share calculations were 44,700 stock options as their effects were anti-dilutive. Excluded from March 31, 2004 earnings per share calculations are 2.4 million warrants and 0.2 million stock options as their effects then were anti-dilutive.

12.                               Subsequent Events

On April 1, 2005, the Company completed the acquisition of Wells Fargo Financial’s “Consumer Auto Receivables” business unit. This acquisition included all of Consumer Auto Receivable’s assets, business operations and employees for approximately $120.5 million including transaction costs. The acquisition was financed using approximately $88.2 million in debt with the remainder in cash. As of March 31, 2005, Consumer Auto Receivables had approximately $129.5 million in assets and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, FL headquarters. This business has approximately 300 employees, and the Company expects to conduct this business through a separate business segment.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2004 where certain terms (including trust, subsidiary and other entity names and financial, statistical and operating measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Forward-Looking Information” in this item and elsewhere in this report.

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions. We generally have financed our credit card activities through the securitization of the receivables underlying the accounts we originate and the portfolios that we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the “advance rate”) that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders.

More recently, we have diversified our business operations to include the purchase and recovery of previously charged off receivables, as well as the marketing and servicing of micro-loans through various channels, including retail branch locations, grocery and convenience stores, direct marketing, telemarketing and the Internet. We also serve un-banked consumers through our offering of a stored-value (or debit) card through various retail branch locations. Finally, on April 1, 2005, we completed our acquisition of a portfolio of consumer receivables secured by automobiles and a platform for the origination and servicing of these loans.

With respect to the first quarter of 2005, we partnered with others to complete two credit card portfolio acquisitions.  The first acquisition of approximately $72.1 million (face amount) in credit card receivables was through a majority-owned subsidiary, while the second involved the purchase of approximately $376.3 million (face amount) of credit card receivables through a 47.5% equity-method interest in a joint venture with other unaffiliated investors. Additionally, we continued our micro-lending expansion by acquiring substantially all of the assets of another micro-lender for approximately $11.9 million including transaction costs.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Total interest income.  Total interest income consists primarily of finance charges and late fees earned on our largely fee-based card offering to consumers at the lower end of the FICO scoring range. The approximate $9.2 million increase when comparing the three months ended March 31, 2005 to 2004 is due to growth in our credit card receivables associated with this product, none of which we have securitized. Also included within total interest income (under the other category) is the interest income that we have earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust subordinated, certificate interest.  Nevertheless, our other interest income levels have remained relatively consistent between 2004 and 2005 due to other bond investments that we have made (typically in bonds issued by other third-party asset backed securitizations) throughout 2004 and the first quarter of 2005.

As we continue to grow our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and assuming that we do not securitize the credit card loans receivable underlying this product offering in an off balance sheet arrangement, we expect to see continued growth in our total interest income throughout 2005.

Interest Expense.  Interest expense increased approximately $2.3 million principally due to interest costs associated with our Retail Micro-Lending and Servicing segment acquisition and working capital-related debt, which added approximately $2.1 million in interest costs between the first quarter of 2004 and the first quarter of 2005.

Fees and other income on non-securitized earning assets.  The following table details the components of fees and other income on non-securitized earning assets for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
	(In thousands)
Fees and other income on non-securitized earning assets:
Retail micro-lending fees	$17,876	$—
Fees on non-securitized credit card receivables	29,729	16,745
De-securitized Fingerhut receivables	32,732	—
Investments in previously charged off receivables	17,508	14,019
Other	2,921	11
Total	$100,766	$30,775

The increase of approximately $70.0 million in fees and other income on non-securitized earning assets was largely attributable to:  (1) growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which contributed approximately $13.0 million; (2) the addition of our Retail Micro-Lending and Servicing segment (during the second quarter of 2004), which contributed approximately $17.9 million; (3) income associated with the de-securitized Fingerhut receivables (including the amortization of the associated deferred gain) of approximately $32.7 million; and (4) the growth in income within our Investments In Previously Charged Off Receivables segment of approximately $3.5 million. The other category above includes gains on put options that we wrote on our stock and fees associated with our stored-value card, merchant credit and on-line micro-lending operations, none of which represent significant activities for us. We expect to see continued growth in our retail micro-lending, non-securitized credit card, investments in previously charged off receivables, and other fee categories throughout 2005.

The $32.7 million of first quarter 2005 income from de-securitized Fingerhut receivables relates to the repayment of a Fingerhut securitization facility in its entirety in August 2004, thereby resulting in a de-securitization of the Fingerhut receivables. Accordingly, during the third quarter of 2004, we resumed on balance sheet ownership of these receivables at a $0.0 carryover basis corresponding to our then-existing basis in the Fingerhut retained interests. We have no plans to re-securitize the receivables underlying the Fingerhut Trust, and the remaining excess cash flows that we expect to receive from the Fingerhut receivables through December 2008 are currently estimated to be $81.2 million. Because of our $0.0 basis in the de-securitized Fingerhut receivables, as we receive our expected $81.2 million in cash flows from the Fingerhut receivables, we essentially will be reporting into GAAP income (as fees and other income on non-securitized earning assets) all of the cash flows that we receive in any particular accounting period. Total cash income recognized relating to the de-securitized Fingerhut receivables for the three months ended March 31, 2005 was $26.9 million; this amount should decline in successive quarters throughout 2005 as we continue our liquidation of the Fingerhut receivables portfolio.

Also reflected in the $32.7 million of first quarter 2005 income from de-securitized Fingerhut receivables is $5.8 million of post-de-securitization-related deferred gain amortization. Our original servicing liability associated with an original Fingerhut Trust was converted into a deferred gain upon a third quarter of 2003 Fingerhut retained interests exchange. This deferred gain is now being amortized into fees and other income on non-securitized earning assets on our condensed consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables. As of March 31, 2005, an additional $17.6 million of this deferred gain on Fingerhut receivables remains to be amortized into fees and other income in future periods.  In successive quarters throughout 2005, the level of this deferred gain’s amortization into income should decline relative to the $5.8 million first quarter 2005 amount as we continue with our liquidation of the Fingerhut receivables portfolio.

Provision for loan losses.  Our provision for loan losses increased to $19.2 million for the three months ended March 31, 2005, from $9.1 million for the three months ended March 31, 2004. The $10.1 million increase is principally due to our significant year-over-year growth in our on balance sheet loans and fees receivable related to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and the introduction of our micro-lending activities.

The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) fees receivable underlying fee income included within our fees and other income on non-securitized assets category. Although we do not expect to see any degradation in credit quality in 2005 and while current delinquency and credit loss trends look favorable, we do expect that our provision for loan losses will increase throughout 2005 based on the loans and fees receivable growth that we are planning throughout 2005.

Fees and other income on securitized earning assets.  Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains and losses, and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for the three months ended March 31, 2005 and 2004.

	For the three months ended March 31,
	2005	2004
	(In thousands)
Securitization income	$1,587	$—
Income from retained interests in credit card receivables securitized	25,869	19,392
Fees on securitized receivables	16,036	21,251
Total fees and other income on securitized earning assets	$43,492	$40,643

The increase of approximately $2.8 million reflects:  (1) securitization income related to our first quarter 2005 acquisition of approximately $72.1 million (face amount) in credit card receivables for approximately $42.0 million, including transaction costs, through one of our majority-owned subsidiaries; (2) an increase in income from retained interests in credit card receivables securitized of $6.5 million, principally due to (a) improvements in the credit quality and performance of our retained interests in the originated portfolio master trust and purchased portfolio trusts, (b) cash draws that we made against originated portfolio master trust securitization facilities during the first quarter of 2005 to fund acquisitions and tax payments, and (c) the acquisition of two additional securitized portfolios since March 31, 2004, all of which caused higher income from retained interests in credit card receivables securitized notwithstanding a slight net reduction in the level of securitized receivables between the first quarter of 2004 and the first quarter of 2005; offset by (3) a decline in fees on securitized receivables associated with lower 2005 over-limit fees reflecting general economic environment and credit quality improvements for our securitized receivables, as well as slight net receivables declines between the first quarter of 2004 and the first quarter of 2005.

Further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized, are provided in the discussion of our Credit Cards segment below.

Servicing income.  Servicing income increased an anticipated $5.2 million, pre-tax, due to: (1) the addition of approximately $5.4 million of retail micro-loan processing and servicing fees for the three months ended March 31, 2005 with no corresponding amount for the three months ended March 31, 2004; (2) the addition of servicing income related to the approximately $92.0 million (face amount) in receivables that we acquired and securitized during the third quarter of 2004, the $996.5 million (face amount) in receivables that our equity-method investee, Transistor, acquired during the fourth quarter of 2004, the $376.3 million (face amount) in receivables that our newest equity-method investee acquired during the first quarter of 2005 and $72.1 million (face amount) in receivables that we acquired during the first quarter of 2005; and (3) two new term securitization facilities issued out of the originated portfolio master trust in October 2004. These two term securitization facilities permitted an increase in our servicing rates to 4% (i.e., from the .10% level that we have historically experienced for facilities issued out of our originated portfolio master trust).

These increases were offset partially by declines in the originated portfolio master trust, Embarcadero Trust and CSG Trust managed receivables and the de-securitization of the Fingerhut receivables. The de-securitization of the Fingerhut receivables had the effect of eliminating servicing income as a revenue source related to the Fingerhut receivables.

We expect servicing income levels during the remainder of 2005 that will be higher than 2004 levels based on the new, higher term securitization facility servicing rates, coupled with anticipated originated portfolio master trust receivables growth in 2005 and the new servicing opportunities that have arisen for us associated with the credit card receivables portfolio acquisitions mentioned above. To the extent that our servicing income rises associated with increased servicing rates on the two recent term securitization facilities issued out of the originated portfolio master trust, we will experience an offsetting reduction in income from retained interests in credit card receivables securitized (a component of fees and other income on securitized earning assets).

Ancillary and interchange revenues.  Ancillary and interchange revenues increased approximately $1.3 million primarily due to growth in both categories as a result of the addition of new accounts in our core portfolio, growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our emphasis during 2004 on new account additions to replace older more stagnant accounts has produced higher interchange revenues.

Equity in income of equity-method investees.  Equity in income of equity-method investees increased $19.0 million primarily due to income associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees made during the fourth quarter of 2004 and our first quarter 2005 investment in another 47.5%-owned equity-method investee that acquired credit card receivables portfolio during the first quarter of 2005.  We expect these new investees to contribute significantly to our 2005 equity in income of equity-method investees.

Total other operating expense.  Total other operating expense increased by approximately $44.9 million due to:  (1) an approximate $12.4 million increase in marketing and solicitation costs principally associated with (a) increased marketing efforts aimed at growing account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and (b) the addition of our Retail Micro-Lending and Servicing segment; (2) the addition of approximately $10.1 million in loan servicing costs associated with our micro-lending activities; (3) an $11.9 million increase in servicing costs related to increases in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and the addition of several new portfolios; and (4) an overall increase of approximately $9.1 million in other expenses, including occupancy and related expenses, due primarily to the addition of our Retail Micro-Lending and Servicing segment.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in 2005, and while certain unique expenses undertaken in 2004 may not be repeated in 2005 and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year comparative basis relative to 2004) based on growth that we plan to undertake in 2005.

Minority Interest.  The ownership interests of minority holders of equity in our two majority-owned subsidiaries are reflected as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $9.2 million and $6.3 million for the three months ended March 31, 2005 and 2004, respectively, with the year-over-year increase based principally on the third quarter of 2004 addition of our second majority-owned subsidiary (and growth in its operations through its acquisition and securitization of a second credit card receivables portfolio growth early in the first quarter of 2005).

Income Taxes.  Our effective tax rate was 36.5% for the three months ended March 31, 2005 compared to 37.5% for the three months ended March 31, 2004. The decrease of approximately 1.0% in our effective tax rate between 2005 and 2004 is principally due to the favorable state income tax effects of acquisitions completed throughout 2004 and during the first quarter of 2005.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with all of our credit card products, including our largely fee-based card offering to consumers at the lower end of the FICO scoring range. Revenues associated with our largely fee-based offering to consumers at the lower end of the FICO scoring range include interest income (along with late fees), fees and other income, as we have not securitized the receivables associated with this offering. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and other income on securitized earnings assets within the Credit Cards segment include (1) securitization income, (2) income from retained interests in credit card receivables securitized, and (3) fees and other income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, fees and other income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories. Details of our income from retained interests in credit card receivables securitized for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
	(In millions)
Income from retained interests in credit card receivables securitized:
Originated portfolio	$7.4	$6.1
Purchased portfolios(1)	18.5	13.3
Total	$25.9	$19.4

(1)           This amount includes approximately $1.8 million for the three months ended March 31, 2004 related to the Fingerhut Trust. It also includes $11.4 million for the three months ended March 31, 2005 and 2004 related to the Embarcadero Trust and $7.1 million for the three months ended March 31, 2005 associated with portfolios of receivables acquired from the same seller and securitized in separate transactions in the third quarter of 2004 and early in the first quarter of 2005, respectively.

Background

All of our credit card securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our condensed consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our managed receivables, which include our non-securitized credit card receivables, as well as the credit card receivables underlying our off balance sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees and exclude minority interest holders’ shares of the receivables that we manage for our majority-owned subsidiaries.

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

Managed receivables data assume that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loan and fee receivables (i.e., all but $135.1 million of GAAP credit card loan and fee receivables at gross face value) had been sold in securitization transactions as of March 31, 2005; (2) a look-through to our economic share of (or equity interest in) the receivables that we manage for our three equity-method investees; (3) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (4) recognition that the de-securitized Fingerhut managed receivables are recorded at a $0.0 basis in our GAAP financial statements.

The period-end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Summarized below are the managed accounts underlying our first quarter of 2005 acquisitions, as well as those acquired accounts that have been excluded from our credit card data because at the time of purchase, they were in a late delinquency status (in thousands):

Acquired accounts	243
Excluded accounts	9

The credit card receivables portfolios that we acquire are typically acquired at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts noted above. Another portion of each discount relates to the credit quality of the remaining acquired receivables and is calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we amortize into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. The following table summarizes the discount components associated with our economic interests in 2004 and first quarter of 2005 acquired portfolios as they were computed at the date of acquisition:

	Purchases occurring
	Three months ended March 31, 2005	Year ended December 31, 2004
	(In millions)
Total face value acquired	$228.1	$401.6
Total discount	46.8	77.2
Portion used for excluded receivables	13.1	26.9
Portion needed for credit quality	21.5	35.1
Portion reflecting accretable yield	12.1	15.2

Asset Quality

Our delinquency and charge off data at any point in time reflects the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. The delinquency and charge-off data reflected herein are considered by management in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized, which is a component of securitized earning assets on our condensed consolidated balance sheets. As receivables are charged off, the charge offs of non-securitized receivables are reflected within our provision for loan losses, and the charge offs of securitized receivables are reflected as an offset in determining income from retained interest in credit card receivables securitized (within our fees and other income on securitized earning assets) on our condensed consolidated statements of operations.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risk of the credit card accounts.

Delinquencies.  Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. A credit card account is contractually delinquent if the cardholder’s minimum payment is not received by the specified date on the cardholder’s statement. It is our policy to continue to accrue interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See the “Charge offs” discussion as well.

The account management strategies that we use on our portfolio are intended to manage and to the extent possible reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2004) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

The following table presents the delinquency trends of the credit card receivables that we manage:

	As of
	2005	2004				2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(Dollars in thousands;% of total)
Period-end managed receivables	$2,246,256	$2,166,489	$1,931,514	$1,942,059	$2,090,644	$2,340,898	$2,518,822	$2,242,542
Period-end managed accounts	2,943	2,888	2,317	2,222	2,276	2,416	2,637	2,707
Receivables delinquent:
30 to 59 days past due	$70,558	$80,419	$76,028	$84,474	$71,108	$104,380	$118,300	$111,452
60 to 89 days past due	54,505	61,408	61,144	60,780	58,188	79,347	87,205	74,330
90 or more days past due	143,416	167,863	148,132	126,505	160,055	200,965	187,526	162,463
Total 30 or more days past due	$268,479	$309,690	$285,304	$271,759	$289,351	$384,692	$393,031	$348,245
Total 60 or more days past due	$197,921	$229,271	$209,276	$187,285	$218,243	$280,312	$274,731	$236,793
Receivables delinquent as % of period-end loans:
30 to 59 days past due	3.1%	3.7%	3.9%	4.3%	3.4%	4.5%	4.7%	5.0%
60 to 89 days past due	2.4	2.8	3.2	3.1	2.8	3.4	3.5	3.3
90 or more days past due	6.4	7.7	7.7	6.5	7.7	8.6	7.4	7.2
Total 30 or more days past due	11.9%	14.2%	14.8%	13.9%	13.9%	16.5%	15.6%	15.5%
Total 60 or more days past due	8.8%	10.5%	10.9%	9.6%	10.5%	12.0%	10.9%	10.5%

A comparison of our lower delinquency rates in all categories as of March 31, 2005 to those as of March 31, 2004 supports our belief that we are seeing credit quality improvements within our portfolios. We believe this to be the case despite our marketing and addition of new accounts underlying our originated portfolio master trust during 2004, which tend to have lower delinquency rates than more mature accounts. The favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels.

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

The following table presents the charge off data for:  (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our consolidated subsidiaries); (2) our respective 50.0%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; (3) the de-securitized Fingerhut receivables; and (4) the $135.1 million face amount of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which have not been securitized.

	For the Three Months Ended
	2005	2004				2003
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(Dollars in thousands; percentages annualized)
Average managed receivables	$2,307,471	$2,039,235	$1,924,520	$2,001,489	$2,219,537	$2,419,674	$2,469,194	$2,359,513
Gross yield ratio	28.2%	29.3%	29.8%	29.6%	30.3%	31.3%	32.1%	33.0%
Combined gross charge offs	$117,924	$131,061	$121,498	$140,573	$165,815	$169,482	$161,746	$206,451
Net charge offs	$52,432	$58,270	$61,255	$74,087	$87,331	$90,446	$95,629	$123,062
Adjusted charge offs	$39,053	$39,899	$38,343	$43,934	$45,294	$47,304	$54,798	$64,744
Combined gross charge off ratio	20.4%	25.7%	25.3%	28.1%	29.9%	28.0%	26.2%	35.0%
Net charge off ratio	9.1%	11.4%	12.7%	14.8%	15.7%	15.0%	15.5%	20.9%
Adjusted charge off ratio	6.8%	7.8%	8.0%	8.8%	8.2%	7.8%	8.9%	11.0%
Net interest margin	21.1%	20.4%	22.4%	20.8%	20.1%	22.1%	22.4%	18.3%
Other income ratio	6.8%	5.4%	7.4%	6.9%	6.2%	5.9%	5.1%	5.5%
Operating ratio	8.6%	10.3%	8.2%	7.6%	7.1%	8.6%	7.3%	7.4%

The principal factor contributing to the lower gross yield ratio experienced during the first quarter of 2005 is our improved across-the-board delinquency rates within each of our managed receivables portfolios. Lower delinquencies have translated directly into lower late fee billings. Observations with respect to the remaining categories in the above table are as follows:

•                  While all of our charge-off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, which was renewed during mid to late 2004 and continued into 2005, the favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater charge-off levels than we experience within our originated portfolio master trust and with respect to purchased receivables.

•                  While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of this phenomenon are offset partially by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience lower APRs and have greater charge-off levels than we experience within our originated portfolio master trust and with respect to purchased receivables.

•                  The significant trending seasonally adjusted decline in combined gross charge offs and combined gross charge off ratios principally reflects credit quality improvements within our portfolios.

•                  Both credit quality improvements within our portfolios and our lower delinquencies have contributed to trending lower net charge offs and adjusted charge offs, as well as a lower net charge off ratio.

•                  Our first quarter of 2005 combined gross charge off, net charge off and adjusted charge off ratios all benefit from the effects of three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. That is to say that our March 31, 2005 managed receivables data exclude all receivables associated with accounts that were at or near charge off at the time the receivables portfolios were acquired. The exclusion of these late stage or severely delinquent accounts at the time of acquisition means that there are no charge-offs on the acquire portfolios’ receivables until the acquired portfolios season through their delinquency buckets in the months following the acquisitions. Magnifying this beneficial effect is the fact that while there are no charge-offs of these receivables until the portfolios season through their delinquency buckets, the denominator of the various charge off ratio computations is increased to include all of the acquired portfolios’ receivables that were not at or near charge off at the times of acquisition. In prior filings we have sometimes referred to this effect as the “denominator effect.”  These beneficial effects will carry over into future 2005 quarters until the acquired portfolios’ receivables season through their delinquency buckets.

•                  The gap between our net charge offs and adjusted charge offs, as well as their associated ratios, has narrowed in recent quarters. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables. Our first quarter 2005 receivables acquisitions should serve to diminish somewhat the pace of this trend over the next few quarters.

•                  Our first quarter 2005 net interest margin has been favorably influenced by the effects of our recent acquisitions and lower finance charge and late fee charge offs. Our lower finance charge and late fee charge offs are consistent with the absolute improvements that we are seeing year over year in the credit quality of our portfolios. We expect to see some further improvements in our net interest margin throughout the balance of 2005.

•                  The general trend of year over year improvements in the other income ratio results principally from increased fee income (net of fee charge offs) associated with our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring range. Also contributing is improved credit quality overall, which has had the effect of reducing the level of fee charge offs netted against fee income associated with our originated portfolio master trust and purchased portfolio managed receivables.

•                  The decline in the first quarter 2005 operating ratio relative to the fourth quarter of 2004 principally reflects the effects our $9.0 million charitable contribution in the fourth quarter of 2004.

Definitions of Financial, Operating and Statistical Measures

We refer readers to our Annual Report on Form 10-K for the year ended December 31, 2004 for the definitions of adjusted charge offs, combined gross charge offs, the gross yield ratio, net charge offs, the net interest margin, and the other income ratio, none of which have changed from the definitions provided in that Annual Report on Form 10-K. Our operating ratio represents an annualized fraction, the numerator of which includes the expenses associated with our Credit Cards segment (net of any servicing income we receive in our capacity as servicer for other parties with separate economic interests in the trusts that we service), other than marketing and solicitation and ancillary product expenses, and the denominator of which is average managed receivables.

Investments in Previously Charged off Receivables Segment

For first quarter of 2005, the following table shows a roll-forward of our investments in previously charged off receivables activities (in thousands of dollars):

March 31,
2005
Unrecovered balance at beginning of period	$15,094
Acquisitions of defaulted accounts	10,323
Cash collections	(24,791)
Income recognized on defaulted accounts	17,508
Balance at the end of the period	$18,134
Estimated remaining collections (“ERC”)	$64,616

At the time of acquisition, the life of each pool of previously charged off receivables generally is estimated under our proprietary models to be between 24 and 36 months for our contractual charge off purchases and between 24 and 60 months for Chapter 13 bankruptcy charge off purchases. We anticipate collecting approximately 60.0% of the ERC over the next twelve months, with the balance to be collected thereafter.

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

We expect our Investments in Previously Charged Off Receivables segment to continue its revenue and income growth throughout 2005.

Retail Micro-Lending and Servicing Segment

The Retail Micro-Lending and Servicing segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday. The assets associated with our Retail Micro-Lending and Servicing operations were principally acquired in two separate transactions completed during 2004. During the second quarter of 2004, certain of our subsidiaries acquired substantially all of the assets of First American, including over 300 retail locations in 11 states, for approximately $108.9 million. Representing an initial market entry into micro-lending and servicing activities, the First American acquisition provided a platform for future growth in this market. Subsequently, during the third quarter of 2004, our subsidiaries acquired substantially all of the assets of another micro-lender, Venture Services, including 166 retail locations in 7 states, for approximately $33.9 million. The Venture Services acquisition provided complementary locations in 4 existing states and added 3 new states.  Also in January 2005, one of our subsidiaries acquired substantially all of the assets of another micro-lender for approximately $11.9 million, including transaction costs; with this acquisition, we added an additional 39 stores in the State of Ohio. As of March 31, 2005, our subsidiaries operated a total of 516 micro-lending and servicing locations in 14 states.

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

In most of the states in which our subsidiaries operate our micro-lending business, loans are made directly to customers. However, in certain other states, they act only as a processing and servicing agent for a state-chartered, FDIC insured bank that issues loans to customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. Unlike many competitors, our subsidiaries have structured their processing and servicing agreements with the lending bank so that the bank bears the entire credit risk associated with the loans. Additionally, unlike many competitors, our subsidiaries do not purchase overdue loans from the lending bank. As of March 31, 2005, our subsidiaries were making micro-loans directly to customers in 389 of the 516 locations in 10 states, and they were acting as a processing and servicing agent for the lending bank in the remaining 127 locations in 4 states. For the three months ended March 31, 2005, direct storefront micro-lending generated revenues of $17.9 million, and revenues through processing and servicing activities for the lending bank were $5.4 million.

In addition to the 39 locations acquired during the three months ended March 31, 2005, three new locations were opened during the quarter ended March 31, 2005. The capital cost of opening a new branch location varies depending on the size and location of the branch, but typically averages approximately $30,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and security. Historically, it typically takes approximately nine months for a micro-loan location to generate sufficient revenues to cover its branch expenses, excluding management fees paid to its parent. During the quarter ended March 31, 2005, eight of the branch locations were closed in order to better allocate our resources.

	For the Three Months Ended March 31, 2005	Year Ended December 31, 2004
Beginning number of locations	482	—
Acquired locations	39	468
Opened locations	3	16
Closed locations	(8)	(2)
Ending locations	516	482

Pre-tax net income within our Retail Micro-Lending and Servicing segment was $0.9 million for the first quarter of 2005. Historically, the first quarter of each calendar year includes the slowest lending months of the year for the micro-lending sector as many consumers have the benefit of income tax refunds during this period, which allows them to repay their outstanding micro-lending obligations and to meet their day-to-day cash flow needs without the necessity of micro-lending products. Also relevant to our first quarter 2005 results is the fact that we completed our 39-store acquisition in January 2005, which resulted in higher operating costs for us during a period of relatively low seasonal revenues. Notwithstanding the above factors, we expect greater pre-tax net income levels for our Retail Micro-Lending and Servicing segment throughout the balance of 2005—levels which we expect will represent meaningful growth relative to our 2004 pre-tax net income levels. We have these expectations notwithstanding guidance recently published by the FDIC, which seeks to limit the frequency of borrower usage of micro-loans offered by FDIC-supervised institutions and the period a customer may have micro-loans outstanding from any lender to three months during the previous twelve-month period. We are currently assessing the effects of this guidance on our business as well formulating new lending approaches to satisfy the new FDIC guidelines.

Liquidity, Funding and Capital Resources

At March 31, 2005, we had approximately $78.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•                  During the three months ended March 31, 2005, we generated $22.4 million in cash flow from operations, compared to using $49.1 million in cash flow from operations during the three months ended March 31, 2004. The $71.5 million increase is due primarily to (1) the $26.9 million first quarter 2005 cash flows associated with our zero-basis de-securitized Fingerhut receivables, all of which are reflected in our net income; (2) improved first quarter 2005 performance of the credit card receivables within our securitization trusts, which has in turn resulted in higher collections of finance charges and fees as a component of our net income; and (3) higher first quarter 2005 income associated with collections on our previously charged off receivables investments.

•                  During the three months ended March 31, 2005, we generated $12.4 million of cash in investing activities, compared to generating approximately $5.8 million of cash for the three months ended March 31, 2004. The $6.6 million increase is due primarily to a $43.0 million increase in our proceeds from (net of investments in) securitized earning assets based on significantly reduced collateral enhancement requirements and the fact that, unlike the first quarter of 2004, we currently have no principal funding account deposit requirements within our originated portfolio master trust.  This was offset partially by a $9.6 million greater net investment in non-securitized earning assets for the three months ended March 31, 2005 than for the corresponding period in 2004, our previously mentioned portfolio and asset acquisitions made during the first quarter of 2005 and increased purchases of software, furniture, fixtures and equipment related to our continued growth and expansion.

•                  During the three months ended March 31, 2005, we used  $12.7 million in cash from financing, compared to generating $0.0 in cash from financing activities during the same period in 2004. The $12.7 million increase in cash flow used is primarily due increased net distributions to minority interest-holders in our consolidated subsidiaries and higher net debt repayments in the first quarter of 2005.

To avoid incurring costs on funds not currently needed to fund investments or operations, we have focused on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs. Having said this, we note that our March 31, 2005 unrestricted cash balances are higher than they have typically been at the close of our recent prior accounting periods given our need to have cash on hand to fund the completion of our automobile lending acquisition on April 1, 2005. We have managed our cash balances by managing our draws under our securitization facilities in a way that allows us to meet our cash needs on an “as needed” basis. Given the completion of our $1.25 billion 2-year variable funding facility in January of 2004 (which has now been expanded to $1.5 billion), we are confident in our ability to draw additional cash from this facility (as well as our conduit facilities) to meet our operating needs as they arise throughout 2005. As of March 31, 2005, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $116.2 million against our existing securitization facilities.

While our current cash flows and available draws under our existing securitization facilities are more than adequate to meet our operating needs throughout 2005, we expect to explore several new acquisition opportunities throughout 2005 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market. While we anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund acquisitions, it is likely that acquisitions may require the use of substantial amounts of cash or may require us to incur substantial acquisition-related debt financing. Based on the pace and magnitude of prior recent acquisitions coupled with our desire to complete further acquisitions, some of which may be substantial, in 2005 and beyond, we have been evaluating high-yield and convertible debt market transactions and other potential capital sources. To the extent that we find the markets attractive enough to us to allow us to obtain long-term committed funding for future growth and acquisitions on terms that we consider favorable, we expect to issue the appropriate debt, equity-linked or equity securities, possibly in the near future.

On April 1, 2005, we completed the acquisition of Wells Fargo Financial’s Consumer Auto Receivables business unit.  This acquisition included all of Consumer Auto Receivables’ assets, business operations and approximately 300 employees for approximately $120.5 million including transaction costs.  As of March 31, 2005 Consumer Auto Receivables had approximately $129.5 million in assets and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, FL headquarters.  The acquisition was financed using approximately $88.2 million in debt with the remainder paid in cash.  The $88.2 million in debt was financed through an asset securitization transaction.  In that transaction a newly-formed special purpose subsidiary purchased the receivables and supporting collateral from the business and financed that acquisition through a secured lending facility with a bank.  The debt incurred under that facility is recourse only to the assets that are pledged to the lender.  We intend to finance any receivables growth in the business through this same process.  The sale of receivables and supporting collateral to Funding does not qualify for gain on sale treatment under Statement No. 140.

In January 2005, we purchased a 47.5% interest in a joint venture for approximately $10.9 million, including transaction costs. One of our wholly owned subsidiaries and two unaffiliated investors formed this entity in connection with the acquisition of approximately $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust.  We account for our investment in this joint venture under the equity method of accounting, and it is included in investment in equity-method investees on our condensed consolidated balance sheet as of March 31, 2005. For a fee that represents adequate compensation for servicing, we have agreed to service this entire portfolio of securitized credit card receivables.

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

As part of our share repurchase program, we have written and, contingent upon favorable market conditions, may continue to write put options on our own shares. The put options allow us to settle the options in either stock or cash. As of March 31, 2005, we are obligated to purchase 250,000 shares under these put option contracts, none of which represented a liability based on the then-existing share price.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of March 31, 2005, we had total securitization facilities of approximately $3.0 billion and had used approximately $1.1 billion of these facilities. The weighted-average borrowing rate on these facilities at March 31, 2005 was approximately 3.9%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (along with their maturity dates) with respect to which a substantial majority of our managed credit card receivables served as collateral as of March 31, 2005 (i.e., all credit card receivables other than the de-securitized Fingerhut receivables and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range). Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
(Dollars in millions)
August 2005(2)	$95.5
September 2005(3)	306.0
October 2005(4)	200.0
January 2006(5)	1,500.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	335.3
Total	$3,035.8

(1)                                  Excludes securitization facilities related to receivables managed by CSG because such receivables and their related securitization facilities relate to CSG, our 50%-owned equity-method investee, and therefore are appropriately excluded from direct presentation in the condensed consolidated statement of operations or condensed consolidated balance sheet items included herein. For similar reasons, excludes the securitization facilities underlying Transistor’s on-balance-sheet structured financing of its credit card receivables acquisition and the securitization facility of our 47.5%-owned equity-method investee, the investment in which we completed in January of 2005.

(2)                                  Represents the conduit notes associated with our 75.1% membership interest in Bluestem.

(3)                                  Represents the end of the revolving period for a $306.0 million conduit facility.

(4)                                  Represents the end of the revolving period for a $200.0 million conduit facility.

(5)                                  This facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration.

(6)                                  On October 8, 2004, we completed two new, term securitization facilities, which were issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. For each of these facilities, these principal note balances exclude $22.5 million of principal notes that we currently retain but may choose to sell during the life of the facilities.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no new material commitments entered into since December 31, 2004 other than:

•                  On April 1, 2005, we completed our acquisition of Wells Fargo Financial’s “Consumer Auto Receivables” business unit for approximately $120.5 million including transaction costs. The acquisition was financed using approximately $88.2 million in debt with the remainder paid in cash.  The $88.2 million in debt was financed through an asset securitization transaction described above under “Liquidity, Funding and Capital Resources.

Commitments and Contingencies

We have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any amounts being paid by us. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2004, we discuss the four areas (valuation of retained interests, investments in previously charged off receivables, non-consolidation of qualifying special purpose entities and allowance for uncollectible loans and fees) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 8, “Off Balance Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three months ended March 31, 2005 for the sublease was approximately $40,000.

See Note 2, “Significant Accounting Policies,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the acquisition of previously defaulted receivables by Jefferson Capital from trusts serviced by us.

Forward-Looking Information

All statements in this quarterly report concerning our operations, earnings and liquidity expectations for 2005 and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”) are forward-looking statements. These types of statements are used in our discussions of: Total interest income; Fees and other income on loan-securitized earning assets; Provision for loan losses; Servicing income; Equity in income of equity-method investees; net interest margin; Investments in Previously Charged off Receivables; Retail Micro-Lending and Servicing Segment and Liquidity, Funding and Capital Resources among others. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004:

(1)          The cash flows we receive from our retained interests are a critical component of our financial performance and are dependent upon the cash flows received on the receivables underlying our securitizations. The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select to whom credit is extended, the pricing of the credit products, the length of the relationship with each customer, general economic conditions, the rate at which customers repay their accounts and the rate at which customers change or become delinquent. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance.

(2)          We are substantially dependent upon securitizations and other borrowed funds to fund the receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, a portion of our receivables cannot be financed through securitizations because of advance rate limitations and must be financed through equity that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions, and recently has been both expensive and difficult to obtain.

(3)          Our financial performance is, in part, a function of the aggregate amount of receivables that we have outstanding. In turn, this is a function of many factors including interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding as noted above and the success of our marketing efforts. To the extent that we have over-estimated the size or growth of our receivables, in all likelihood we have over-estimated our future performance.

(4)          Our operating expenses and our ability to effectively service receivables is dependent on our ability to estimate the future size and general growth rate of the portfolio. One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments are to compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow slower than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income. We generally have sufficient office space, customer service representatives, collectors and computer capacity to accommodate expected growth. However, we are dependent on labor markets to supply qualified employees at appropriate compensation when needed. To the extent that growth occurs unexpectedly, or the labor markets are tight at that time, we may encounter difficulties in accommodating that growth effectively.

(5)          We operate in a heavily regulated industry. Changes in bankruptcy, privacy or other consumer protection laws, including laws that regulate the creation and enforcement of consumer loans, or changes in the interpretation thereof, may adversely affect our ability to collect credit card account, micro-loans and other loan and fee balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes or changes in interpretation of existing regulations could adversely affect our ability to market credit cards, stored-value cards, micro-loans or other products and services to our customers.  The Retail Micro-Lending and Servicing segment of our business operates in an increasingly hostile regulatory environment, and there currently is a purported class action lawsuit pending against us with respect to this business. Lastly, our operations routinely are subject to review by various governmental authorities, which may or may not subject us to fines, penalties or requirements that we change our operations.

(6)          The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our credit card receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules.

(7)          We routinely explore various opportunities to grow our business, including the purchase of receivable portfolios and other businesses.  We have acquired several businesses within the past year and expect to acquire others in the future.  There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets, and that we will not be able to produce the expected level of profitability from the acquired business or assets. As a result, the impact of any acquisition on our future performance may not be as favorable as expected and actually may be adverse.

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

We incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying managed assets are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate on the one hand, and commercial paper rates and LIBOR on the other hand. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk. We incur gap risk because the debt underlying our securitization trust facilities reprices monthly; whereas, our receivables do not adjust unless we specifically adjust them with appropriate notification. This gap risk, however, is relatively minor as we can reprice the substantial majority of our receivables very quickly in response to a rate change.

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

At March 31, 2005, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (5.75% at March 31, 2005), subject to interest rate floors. At March 31, 2005, approximately $69.8 million of our total managed receivables were priced at their floor rate, of which, $45.1 million of these receivables were closed and therefore ineligible to be repriced and the remaining $24.7 were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the accounts underlying these $69.8 million in receivables reach their floor rate would result in an approximate $78,000 after-tax negative impact on our annual cash flows.  Nevertheless, to the extent we choose to reprice any of the $24.7 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

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

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Lending and Servicing segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

COMPUCREDIT CORPORATION

May 4, 2005	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)