Form 10-Q
period 2005-06-30
COMPUCREDIT CORP
filed 2005-08-03
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2005

of

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

As of July 31, 2005, 48,696,905 shares of Common Stock, no par value, of the registrant were outstanding.

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
June 30, 2005

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents (including restricted cash of $11,839 at June 30, 2005 and $11,615 at December 31, 2004)	$216,472	$68,240
Securitized earning assets	586,766	536,718
Non-securitized earning assets, net	306,373	158,430
Deferred costs, net	35,130	34,920
Software, furniture, fixtures and equipment, net	34,462	31,552
Investments in equity-method investees	74,278	42,059
Intangibles, net	15,312	10,643
Goodwill	131,143	100,552
Prepaid expenses and other assets	25,241	20,412
Total assets	$1,425,177	$1,003,526
Liabilities
Accounts payable and accrued expenses	$79,210	$36,088
Notes payable	145,609	83,624
Convertible senior notes	250,000	—
Deferred revenue	87,954	29,830
Current and deferred income tax liabilities	105,532	115,786
Total liabilities	668,305	265,328
Minority interests	53,187	54,308
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 53,385,718 and 53,159,253 issued at June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	312,128	303,356
Treasury stock, at cost, 4,745,646 and 1,914,646 shares at June 30, 2005 and December 31, 2004	(125,927)	(26,721)
Deferred compensation	(6,405)	(922)
Warrant	25,610	25,610
Retained earnings	498,279	382,567
Total shareholders’ equity	703,685	683,890
Total liabilities and shareholders’ equity	$1,425,177	$1,003,526

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Interest income:
Consumer loans, including past due fees	$30,944	$9,548	$44,981	$15,580
Other	4,320	1,944	7,232	3,617
Total interest income	35,264	11,492	52,213	19,197
Interest expense	(16,373)	(680)	(18,795)	(771)
Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	18,891	10,812	33,418	18,426
Fees and other income on non-securitized earning assets	171,718	37,563	272,484	68,338
Provision for loan losses	(39,590)	(14,885)	(58,814)	(24,000)
Net interest income, fees and other income on non-securitized earning assets	151,019	33,490	247,088	62,764
Other operating income:
Fees and other income on securitized earning assets	22,489	35,312	59,981	75,955
Servicing income	37,693	21,926	74,152	47,224
Ancillary and interchange revenues	6,469	5,888	12,002	10,126
Equity in income (loss) of equity-method investees	7,362	(223)	26,181	(437)
Total other operating income	74,013	62,903	172,316	132,868
Other operating expense:
Salaries and benefits	7,882	5,127	14,989	11,372
Card and loan servicing	63,173	36,874	122,508	73,892
Marketing and solicitation	20,156	9,030	38,206	14,729
Depreciation	4,346	3,959	8,559	7,952
Other	21,858	10,857	40,916	20,772
Total other operating expense	117,415	65,847	225,178	128,717
Income before minority interests and income taxes	107,617	30,546	194,226	66,915
Minority interests	(2,842)	(6,754)	(12,003)	(13,047)
Income before income taxes	104,775	23,792	182,223	53,868
Income taxes	(38,243)	(8,941)	(66,511)	(20,229)
Net income	$66,532	$14,851	$115,712	$33,639
Net income attributable to common shareholders	$66,532	$13,754	$115,712	$31,472
Net income per common share-basic	$1.33	$0.29	$2.28	$0.65
Net income per common share-diluted	$1.29	$0.28	$2.23	$0.64

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2005

			Additional					Total
	Common Stock		Paid-In	Treasury	Deferred		Retained	Shareholders’
	Shares	Amount	Capital	Stock	Compensation	Warrant	Earnings	Equity
	(Dollars in thousands)
Balance at December 31, 2004	53,159,253	$—	$303,356	$(26,721)	$(922)	$25,610	$382,567	$683,890
Exercise of stock options, including tax benefit	163,000	—	2,872	—	—	—	—	2,872
Use of treasury stock to satisfy stock option exercise	(163,000)	—	(928)	928	—	—	—	—
Issuance of restricted stock, net	226,465	—	6,828	—	(6,828)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,345	—	—	1,345
Purchase of treasury stock	—	—	—	(100,134)	—	—	—	(100,134)
Net income	—	—	—	—	—	—	115,712	115,712
Balance at June 30, 2005	53,385,718	$—	$312,128	$(125,927)	$(6,405)	$25,610	$498,279	$703,685

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2005	2004
	(In thousands)
Operating activities
Net income	$115,712	$33,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	8,559	7,952
Provision for loan losses	58,814	24,000
Amortization expense	1,366	1,243
Amortization of deferred revenue/acquired servicing liability	(15,878)	(15,602)
Amortization of deferred compensation	1,345	216
Minority interests	12,003	13,047
Securitization income adjustment	(2,779)	—
Retained interests income adjustment, net	2,189	(75,745)
Gain on bulk sale of receivables	(69,559)	—
(Income in excess of distributions from) loss on equity-method investments	(15,608)	437
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in deferred costs	(2,932)	(20,157)
Decrease in income tax liability	(10,254)	(16,553)
Increase in uncollected fees on non-securitized earning assets	(34,127)	(12,473)
Increase in deferred revenue before amortization thereof	74,003	13,380
Other	8,604	(1,270)
Net cash provided by (used in) operating activities	131,458	(47,886)
Investing activities
Investments in equity-method investees	(25,285)	—
Proceeds from equity-method investments	8,674	—
Investments in securitized earning assets	(562,505)	(432,663)
Proceeds from securitized earning assets	525,002	552,021
Investments in non-securitized earning assets	(533,023)	(81,006)
Proceeds from non-securitized earning assets	556,324	31,787
Acquisition of sub-prime lenders’ assets	(133,957)	(107,179)
Purchases and development of software, furniture, fixtures and equipment	(9,493)	(3,912)
Net cash used in investing activities	(174,263)	(40,952)
Financing activities
Minority interests distributions, net of contributions	(13,124)	(7,500)
Proceeds from exercise of stock options	1,752	738
Purchase of treasury stock	(100,134)	(18,174)
Proceeds from issuance of convertible senior notes	250,000	—
Debt issuance costs	(10,645)	(1,484)
Proceeds from borrowings	111,340	55,818
Repayment of borrowings	(48,152)	(3,376)
Net cash provided by financing activities	191,037	26,022
Net increase (decrease) in cash	148,232	(62,816)
Cash and cash equivalents at beginning of period	68,240	122,526
Cash and cash equivalents at end of period	$216,472	$59,710
Supplemental cash flow information
Cash paid for interest	$16,814	$687
Cash paid for income taxes	$74,985	$36,783
Supplemental non-cash information
Issuance of warrant	$—	$25,610
Notes payable associated with capital leases	$3,357	$2,444
Notes payable associated with investments in securities	$4,422	$2,800
Accretion of preferred stock dividends	$—	$2,158
Issuance of restricted stock	$6,828	$91

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005

1.   Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect the Company’s reported gains and losses on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and other income on securitized earning assets on the Company’s condensed consolidated statements of operations) and the Company’s reported value of securitized earning assets on its condensed consolidated balance sheets. Additionally, estimates of future credit losses on the Company’s non-securitized loans and fees receivable have a significant impact on the provision for loan losses within the Company’s condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on the Company’s condensed consolidated balance sheets. Operating results for the three and six months ended June 30, 2005 are not necessarily predictive of results for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the SEC.

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

2.   Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies followed in preparation of the condensed consolidated financial statements, along with a discussion of significant condensed consolidated balance sheet components.

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on the Company’s condensed consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in securities, each of which is discussed separately below. Details of non-securitized earning assets, net balances are as follows (in thousands of dollars):

	Balance at June 30, 2005	Balance at December 31, 2004
Loans and fees receivable, net	$256,206	$94,055
Investments in previously charged-off receivables	14,550	15,094
Investments in securities	35,617	49,281
Non-securitized earning assets, net	$306,373	$158,430

Loans and Fees Receivable, Net.   Loans and fees receivable, net include receivables associated with: the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; the Company’s micro-loan activities; and the Company’s auto finance segment, none of which have been securitized in off balance sheet securitizations. These receivables are shown net of an allowance for uncollectible loans and fees. Loans and fees receivable are also presented net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges on principal balances, the fees associated with this particular product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated life of a customer (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with the Company’s micro-loan activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party financial institution; these fees are recognized as earned—generally over a two-week period. Loans and fees receivable associated with the Company’s auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers which is recognized over the life of each loan.

The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that management believes will not ultimately be collected. The components of loans and fees receivable, net are as follows (in millions of dollars):

	Balance at December 31, 2004	Additions	Subtractions	Receivables Added Through Acquisitions	Balance at June 30, 2005
Loans and fees receivable, gross	$145.2	$526.3	$(466.1)	$151.6	$357.0
Deferred revenue	(22.0)	(66.5)	51.4	(24.9)	(62.0)
Allowance for uncollectible loans and fees	(29.1)	(58.8)	49.1	—	(38.8)
Loans and fees receivable, net	$94.1	$401.0	$(365.6)	$126.7	$256.2

Interest income associated with these loans and fees receivable for the three and six months ended June 30, 2005 and 2004 is included in interest income under the consumer loans, including past due fees category on the accompanying condensed consolidated statements of operations. Additionally,

$57.9 million, $106.6 million, $24.5 million and $41.2 million of fee income associated with these loans and fees receivable for the three and six months ended June 30, 2005 and 2004, respectively, is reflected in fees and other income from non-securitized earning assets on the condensed consolidated statement of operations. As of June 30, 2005, the weighted-average remaining amortization period for the $62.0 million of deferred revenue reflected in the above table was 10.8 months.

Investments in Previously Charged-Off Receivables.   For the three and six months ended June 30, 2005, the following table shows a roll-forward of the Company’s investments in previously charged-off receivables activities (in thousands of dollars):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Unrecovered balance at beginning of period	$18,134	$15,094
Acquisitions of defaulted accounts	9,651	19,974
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations)	17,484	34,992
Cost-recovery method income recognized on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	69,559	69,559
Cash collections	(24,278)	(49,069)
Cash collections on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	(76,000)	(76,000)
Unrecovered balance at June 30, 2005	$14,550	$14,550
Estimated remaining collections (“ERC”)	$36,204	$36,204

In June of 2005, a subsidiary of the Company sold a significant pool of its previously charged-off receivables; See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.” Remaining after this sale are the Company’s pools of previously charged-off receivables primarily associated with accounts for which the debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) or accounts participating in or acquired in connection with the subsidiary’s balance transfer program. Additionally, the subsidiary of the Company is expected to continue to acquire for resale under the Forward Flow Contract discussed in Note 5, certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

The life of each pool of charged-off receivables typically acquired by the Company is generally estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. The Company anticipates collecting approximately 35.7% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities.   The Company periodically invests through the open market in debt and equity securities that the Company feels will provide it with an adequate return. Generally, these debt and equity securities will be purchased outright or partially funded using existing margin accounts; see Note 11, “Notes Payable,” below. The Company’s purchased debt and equity securities generally are classified as trading securities. Additionally, the Company has occasionally received distributions of debt securities from its equity-method investees; the Company has classified such distributed debt securities as held to maturity.

Fees and Other Income on Non-Securitized Earning Assets

Fees and other income on non-securitized earning assets include (1) lending fees associated with the Company’s micro-lending activities; (2) fees associated with the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system; (3) income associated with the Company’s de-securitized Fingerhut receivables; (4) income associated with the Company’s investments in previously charged-off receivables; (5) gain associated with the Company’s bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”); (6) transaction and other fees associated with the Company’s stored-value card offering; and (7) gains or losses associated with the Company’s investments in debt securities.

Details of the components of fees and other income on non-securitized earning assets for the three and six months ended June 30, 2005 and 2004 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Fees and other income on non-securitized earning assets:
Retail micro-loan fees	$18,327	$3,041	$36,204	$3,041
Fees on non-securitized credit card receivables	38,227	21,462	67,955	38,205
De-securitized Fingerhut receivables	23,412	—	56,144	—
Investments in previously charged-off receivables	17,484	12,982	34,992	27,001
Gain on bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	69,559	—	69,559	—
Other	4,709	78	7,630	91
Total	$171,718	$37,563	$272,484	$68,338

Fees and Other Income on Securitized Earning Assets

Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains and losses and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for the three and six months ended June 30, 2005 and 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Securitization income	$1,192	$—	$2,779	$—
Income from retained interests in credit card receivables securitized	6,276	16,601	26,145	35,993
Fees on securitized receivables	15,021	18,711	31,057	39,962
Total fees and other income on securitized earning assets	$22,489	$35,312	$59,981	$75,955

Stock Options

The Company has five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company issued no stock options during the six months ended June 30, 2005.

The following table presents the effects on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income attributable to common shareholders, as reported	$66,532	$13,754	$115,712	$31,472
Stock-based employee compensation expense determined under fair value basis, net of tax	(189)	(149)	(378)	(292)
Pro-forma net income	$66,343	$13,605	$115,334	$31,180
Earnings per share:
Basic—as reported	$1.33	$0.29	$2.28	$0.65
Basic—pro-forma	$1.32	$0.29	$2.28	$0.65
Diluted—as reported	$1.29	$0.28	$2.23	$0.64
Diluted—pro-forma	$1.29	$0.28	$2.22	$0.63

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on the Company’s results of operations.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards 123, “Share Based Payment” (“Statement No. 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement will result in income statement effects similar to those reflected in the above pro-forma computations. The Company is required to adopt Statement No. 123R for interim and annual reporting beginning after December 15, 2005, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

3.   Segment Reporting

The Company operates primarily within one industry consisting of five reportable segments by which it manages its business. The Company’s five reportable segments are: Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other.

The Company measures the profitability of its reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures in order to better align costs with the associated revenues. Summary operating segment information is as follows (in thousands of dollars):

Three Months Ended June 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables(1)	Retail Micro- Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$38,757	$87,043	$14,697	$9,553	$969	$151,019
Total Other Operating Income	$65,049	$2,036	$6,928	$—	$—	$74,013
Income before Income Taxes	$29,030	$77,587	$2,717	$2,973	$(7,532)	$104,775
Loans and fees receivable, gross	$170,729	$—	$31,880	$151,937	$2,472	$357,018
Loans and fees receivable, net	$100,641	$—	$26,596	$127,304	$1,665	$256,206
Total Assets	$917,569	$157,699	$165,780	$172,319	$11,810	$1,425,177

Six Months Ended June 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables(1)	Retail Micro- Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$102,767	$104,551	$29,012	$9,553	$1,205	$247,088
Total Other Operating Income	$157,917	$2,036	$12,363	$—	$—	$172,316
Income before Income Taxes	$104,293	$84,658	$3,607	$2,973	$(13,308)	$182,223
Loans and fees receivable, gross	$170,729	$—	$31,880	$151,937	$2,472	$357,018
Loans and fees receivable, net	$100,641	$—	$26,596	$127,304	$1,665	$256,206
Total Assets	$917,569	$157,699	$165,780	$172,319	$11,810	$1,425,177

(1)          Net interest income, fees and other income on non-securitized earnings assets includes $69.6 million of gain on the bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”).

Three Months Ended June 30, 2004	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$18,329	$12,982	$2,105	$—	$74	$33,490
Total Other Operating Income	$60,492	$—	$2,411	$—	$—	$62,903
Income before Income Taxes	$26,412	$2,253	$807	$—	$(5,680)	$23,792
Loans and fees receivable, gross	$78,772	$—	$19,503	$—	$380	$98,655
Loans and fees receivable, net	$45,025	$—	$16,068	$—	$247	$61,340
Total Assets	$699,975	$22,384	$115,470	$—	$4,040	$841,869

Six Months Ended June 30, 2004	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$33,567	$27,001	$2,105	$—	$91	$62,764
Total Other Operating Income	$130,457	$—	$2,411	$—	$—	$132,868
Income before Income Taxes	$54,108	$7,512	$807	$—	$(8,559)	$53,868
Loans and fees receivable, gross	$78,772	$—	$19,503	$—	$380	$98,655
Loans and fees receivable, net	$45,025	$—	$16,068	$—	$247	$61,340
Total Assets	$699,975	$22,384	$115,470	$—	$4,040	$841,869

4.   Shareholders’ Equity

Treasury Stock

The Company’s Board of Directors has authorized a program to repurchase up to 10 million shares (or approximately 18.7%) of the Company’s outstanding common stock. Under the plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. Concurrent with the Company’s second quarter of 2005 issuance of $250.0 million of Convertible Senior notes due 2025 (see Note 11, “Notes Payable”), the Company repurchased 2,994,000 shares of the Company’s common stock for $100.0 million.

At its discretion, the Company will use treasury shares to satisfy option exercises and restricted stock awards. The Company uses the cost approach when accounting for the repurchase and reissuance of its treasury stock. During the three and six months ended June 30, 2005, the Company reissued 94,135 and 163,000 treasury shares in satisfaction of option exercises at a cost of $0.4 million and $0.8 million, respectively.

Restricted Share Awards

The Company granted 32,780 and 226,465 shares of restricted stock under its 2004 Restricted Stock Plan for the three and six months ended June 30, 2005, respectively. The fair market value of granted restricted shares as of respective grant dates is shown net of amortization as deferred compensation within consolidated shareholders’ equity as of the close of each accounting period. The Company’s restricted share grants generally vest over a range of 24 to 36 months and are being amortized to compensation expense ratably over the vesting period.

5.   Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract

In June of 2005, a subsidiary of the Company sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (“Encore”) and agreed to sell Encore up to $3.25 billion in face amount of the future charged-off credit card receivables at established pricing over the next five years (the “Forward Flow Contract”). As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million of deferred revenue related to the Forward Flow Contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million which has been recorded in fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2005. Ten million dollars of the $67.0 million in deferred revenue related to the Forward Flow Contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on the Company’s condensed consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue will be recognized into income over the life of the contract as the Company’s subsidiary delivers its associated volumes of charged-off credit card receivables to Encore in the future. Based on the Forward Flow Contract, the Company’s subsidiary is expected to purchase for delivery to Encore over the life of the contract, certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract.

6.   Investments in Equity-Method Investees

In January 2005, the Company purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. A wholly owned subsidiary of the Company and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), transfer in exchange for notes and a subordinated, certificated interest issued by the trust. The Company accounts for its investment in this joint venture and other similar investments in existence as of June 30, 2005 under the equity method of accounting, and these investments are included in investment in equity-method investees on the Company’s condensed consolidated balance sheets.

During the second quarter of 2005, the Company made an $11.0 million payment in final settlement of its obligations to a lender that financed the Company’s original equity investment in CSG, LLC (“CSG’’), an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were repaid during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows received by the Company from its investment in CSG. The $11.0 settlement payment to the lender is included within interest expense in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005; because of this payment, the Company is now entitled to receive 100% of all future excess cash flows attributable to the Company’s investment in CSG. The Company anticipates that CSG will resume distributions of excess cash flows to its members (including the Company) during the fourth quarter of 2005.

7.   De-Securitized Fingerhut Receivables

Total income recognized relating to cash received on de-securitized Fingerhut receivables was $19.3 million and $46.2 million for the three and six months ended June 30, 2005, respectively, with no corresponding amounts in the previous year, such amounts being included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations. The remaining excess cash flows that the Company expects to receive from the de-securitized Fingerhut receivables through December of 2008 are currently estimated to be $64.1 million, with the Company expecting to receive 62.8% of these collections within the next 12 months.

Deferred gain associated with the Fingerhut receivables is being amortized into fees and other income on non-securitized earning assets in the Company’s condensed consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables; the income associated with amortization of this deferred gain totaled $4.1 million and $9.9 million for the three and six months ended June 30, 2005, respectively, with no corresponding amounts for the previous year. Approximately, $13.5 million of Fingerhut deferred gain is reflected within the deferred revenue category on the Company’s condensed consolidated balance sheet as of June 30, 2005.

8.   Credit Card Receivables Acquisition

In January 2005, one of the Company’s majority-owned subsidiaries purchased $72.1 million (face amount) in credit card receivables for $42.0 million, including transaction costs. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in securitization income of $1.6 million. To fund this purchase, the Company contributed $2.0 million into its majority-owned subsidiary. The assets and liabilities of the majority-owned subsidiary, and its associated earnings from operations, are presented as part of the Company’s condensed consolidated financial statements with a minority interest being shown to reflect the unaffiliated investor’s portion of the operations. The minority interest associated with this subsidiary is not shown net of tax because the subsidiary is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the trust.

See separately the discussion of credit card receivables acquired during 2005 by the Company’s equity-method investee in Note 6, “Investments in Equity-Method Investees,” above.

9.   Auto Finance Acquisition

On April 1, 2005, the Company completed the acquisition of Wells Fargo Financial’s “Consumer Auto Receivables” business unit. This acquisition included all of Consumer Auto Receivables’ assets, business operations and employees for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt (see Note 11 “Notes Payable”) with the remainder in cash. Upon acquisition, Consumer Auto Receivables had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, FL headquarters. The business has approximately 300 employees. The results of operations of the auto finance business are included in the Company’s condensed consolidated financial statements subsequent to the acquisition date and are treated as a separate segment as shown in Note 3, “Segment Reporting,” above. Goodwill of approximately $22.5 million resulted from this transaction.

10.   Off Balance Sheet Arrangements

The Company securitizes through a master trust all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring range. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, during the first quarter of 2005, the Company acquired receivables from a third party and subsequently securitized them. (See Note 8, “Credit Card Receivables Acquisition,” for a discussion of the first quarter of 2005 acquisition.)

All of the Company’s originated and purchased credit card receivables, with the exception of the de-securitized Fingerhut receivables (see Note 7, “De-Securitized Fingerhut Receivables”) and as noted above those receivables associated with its largely fee-based card offering to consumers at the lower end of the FICO scoring range, are held by securitization trusts. The exclusive interest of the Company in these securitized receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company’s condensed consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes the Company’s securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activity of the Company’s equity-method investees:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Gross amount of receivables securitized at period end	$1,583,807	$1,854,918	$1,583,807	$1,854,918
Proceeds from collections reinvested in revolving-period securitizations	$256,346	$225,222	$504,644	$423,183
Excess cash flows generated on securitized receivables	$55,840	$54,251	$121,706	$127,508
Pretax securitization income	$1,192	$—	$2,779	$—
Income from retained interests in credit card receivables securitized	6,276	16,601	26,145	35,993
Fees on securitized receivables	15,021	18,711	31,057	39,962
Total fees and other income on securitized earning assets	$22,489	$35,312	$59,981	$75,955

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

The Company’s retained interests in credit card receivables securitized (labeled as securitized earning assets on the condensed consolidated balance sheets) include the following:

	June 30, 2005	December 31, 2004
	(In thousands)
I/O strip	$95,276	$106,131
Accrued interest and fees	12,239	12,603
Servicing liability	(19,079)	(20,813)
Amounts due from securitization	7,041	6,511
Fair value of retained interests	491,289	432,286
Securitized earning assets	$586,766	$536,718

The I/O strip reflects the fair value of the Company’s rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip decreased during the six months ended June 30, 2005 principally due to reduced receivables levels within the trust underlying the Company’s 2003 Providian portfolio acquisition (the “Embarcadero Trust”) and an increased payment rate experienced within the Company’s originated portfolio master trust. Offsetting this was an increase in yield, a reduction in the expected credit loss rate, and a reduction in the residual cash flows discount rate used to value the I/O strip as of June 30, 2005 (all of which are illustrated on the table below). The slight decrease in accrued interest and fees also corresponds with the net reductions in receivables levels within the Embarcadero Trust offset by increases in receivables levels within the originated portfolio master trust. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. The slight decrease in the servicing liability is consistent with reductions in receivables levels to which the servicing liability relates. The fair value of retained interests includes the Company’s interests in its securitizations. The fair value of retained interests increased between December 31, 2004 and June 30, 2005, principally due to the effects of decreased draws of cash against the Company’s originated portfolio master trust securitization facilities. Given the abundance of liquidity available to the Company in the second quarter of 2005 based on the Encore transaction (see Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow

Contract”) and the Company’s $250.0 million Convertible Senior debt issuance (see Note 10, “Notes Payable”), the Company funded the majority of cardholder purchases underlying its originated portfolio master trust during the second quarter, rather than drawing against originated portfolio master trust securitization facilities to fund these purchases.

Changes in any of the assumptions used to value the Company’s retained interests in its securitizations could impact the Company’s fair value estimates. The weighted-average key assumptions used to estimate the fair value of the Company’s retained interests in the receivables it has securitized are presented below:

	June 30, 2005	December 31, 2004	June 30, 2004
Yield (annualized)	29.7%	29.4%	29.1%
Payment rate (monthly)	6.4	6.3	6.0
Expected credit loss rate (annualized)	13.1	13.7	13.2
Residual cash flows discount rate	15.7	17.4	22.5
Servicing liability discount rate	14.0	14.0	14.0

The decrease in the residual cash flows discount rate corresponds with new market evidence of tightened spreads on BB notes based upon the sale to third parties of subordinated bonds in a securitization in the second quarter of 2005, coupled with significantly increased overall collateral enhancement levels within the originated portfolio master trust during the second quarter of 2005 given the Company’s funding of cardholder purchases as discussed above. The Company’s Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures.

At June 30, 2005, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized (dollars in thousands):

Credit Card Receivables
Yield (annualized)	29.7%
Impact on fair value of 5% adverse change	$(13,318)
Impact on fair value of 10% adverse change	$(26,635)
Payment rate (monthly)	6.4%
Impact on fair value of 5% adverse change	$(1,769)
Impact on fair value of 10% adverse change	$(4,021)
Expected credit loss rate (annualized)	13.1%
Impact on fair value of 5% adverse change	$(5,874)
Impact on fair value of 10% adverse change	$(11,748)
Residual cash flows discount rate	15.7%
Impact on fair value of 5% adverse change	$(2,058)
Impact on fair value of 10% adverse change	$(4,098)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(87)
Impact on fair value of 10% adverse change	$(174)

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

The Company’s managed receivables portfolio underlying its securitizations (including only those of its consolidated subsidiaries) is comprised of the Company’s retained interests in the credit card receivables securitized and other investors’ shares of these securitized receivables. The table below summarizes the balances included within, and certain operating statistics associated with, all of the managed receivables underlying the securitizations of the Company’s consolidated subsidiaries. The investors’ shares of these managed securitized credit card receivables are not assets of the Company.

	June 30, 2005	December 31, 2004
	(In thousands)
Total managed principal balance	$1,435,790	$1,493,903
Total managed finance charge balance	148,017	160,382
Total managed receivables	$1,583,807	$1,654,285
Receivables delinquent—60 or more days	$118,157	$144,715
Net charge offs for the three months ended	$42,737	$44,770

11.   Notes Payable and Issuance of Convertible Senior Notes

In May 2005, the Company issued $250.0 million aggregate principal amount of 3.625% Convertible Senior notes due 2025 to qualified institutional buyers in a private placement. These notes are reflected within the Company’s June 30, 2005 notes payable balance on its condensed consolidated balance sheet.

During certain periods and subject to certain conditions, the $250.0 million of notes will be convertible by holders into cash and, if applicable, shares of the Company’s common stock at an initial conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock. Upon conversion of the notes, the Company will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at its option, either cash or shares in respect of the remainder of the conversion obligation, if any. Beginning with the six-month period commencing on May 30, 2012, the Company will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. The Company can redeem the notes at its election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require the Company to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events.

Included in notes payable as of June 30, 2005 are the following debt instruments associated with the acquisition of and ongoing working capital needs of the Company’s Retail Micro-Loans segment (in thousands of dollars):

	Balance at June 30, 2005	Applicable Interest Rate as of June 30, 2005
Term Loan A	$20,000	7.5%
Term Loan B	20,000	13.0%
Seller Note	5,000	10.0%
Total Debt	$45,000

The interest rates associated with the term loan facilities are adjusted periodically based on an index over LIBOR or Prime.

Effective June 30, 2005, the Company reduced the amount of notes payable associated with the acquisition of and ongoing working capital needs of the Retail Micro-Loan segment. The current amounts outstanding and their associated interest rates are reflected in the table above. In connection with the amended financing document, the maturity date of the term loans was extended to June 30, 2007 and financial covenants that govern these term loans were modified to focus on leverage tests in relation to earnings before interest, taxes, depreciation and amortization. The Company has agreed to provide up to $8.0 million of further capital to reduce term loan outstanding balances on June 30, 2006 if certain contingencies arise prior to that date. In addition, while all of the Retain Micro-Loan segment’s notes payable are recourse only to the assets of the Retail Micro-loan segment, the Company has agreed to guarantee a $10.0 million Revolving Credit Facility that provides working capital for this segment. There was no outstanding balance on the Revolving Credit Facility as of June 30, 2005.

Similarly, notes payable as of June 30, 2005 include $92.8 million of notes payable associated with the acquisition of and ongoing working capital needs of the Company’s Auto Finance segment. These notes payable are held by a conduit underlying a structured financing of the Auto Finance segments receivables; they have a 364-day maturity from the date of issuance, and they bore an interest rate of 7.5% as of June 30, 2005. The debt incurred under this facility is recourse only to the assets that are pledged to the lender. The Company intends to finance any receivables growth in the business through this same process.

Finally, the Company’s June 30, 2005 notes payable balances also include $4.4 million related to margin borrowings underlying the Company’s investments in securities (for which interest was charged at a 5.25% rate as of June 30, 2005), as well as $3.4 million of borrowings associated with certain vendor-financed acquisitions of software and equipment (for which interest rates ranged from 3% to 7% as of June 30, 2005).

12.   Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. The Company’s off balance sheet risks with respect to the receivables the Company manages include commitments to extend further credit to cardholders totaling $1.8 billion at June 30, 2005. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

The Company is an equity member of CSG. During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2005, CSG would be obligated to purchase up to $51.0 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of June 30, 2005, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company’s guarantee is limited to its ownership percentage in CSG (which at June 30, 2005 was 50%) multiplied by the total amount of the notes that CSG would be required to purchase. Therefore, as of June 30, 2005, the maximum amount of the Company’s guarantee was $25.5 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

For various other receivables portfolio investments the Company has made through majority-owned subsidiaries and equity-method investees, the Company has entered into similar note purchase agreements (and related guarantees) to that described with respect to CSG above. As of June 30, 2005, none of these majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. The Company’s guarantee is limited to its respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied times the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of June 30, 2005, the maximum amount of the Company’s collective guarantees related to all of these other majority-owned subsidiaries and equity-method investees was $440.8 million. The Company currently does not have any liability recorded with respect to these guarantees, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

The Company’s agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company’s benefit. To secure this obligation, the Company has provided the financial institution a $10.0 million standby letter of credit (with respect to which cash collateralization requirements were removed in the second quarter of 2005) and has pledged retained interests carried at $69.6 million. The Company’s arrangements with the financial institution expire in March 2006. If the Company were to terminate a sub-service agreement under which this institution also provides certain services for the Company, there would be penalties of $1.2 million as of June 30, 2005. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

A subsidiary of the Company has an agreement with another third-party financial institution pursuant to which the subsidiary services loans on behalf of the financial institution in exchange for servicing fees. Either party can cancel this contract with 180 days notice. The Company believes that the entities that conduct this business are adequately capitalized. Nevertheless, to further growth plans for the operations underlying the Company’s Retail Micro-Loans segment, the Company has guaranteed up to $15.0 million of potential indebtedness to the financial institution under its servicing program with subsidiaries of the Company. The Company currently does not have any liability recorded with respect to the guarantee discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

The Company’s most significant source of liquidity is the securitization of credit card receivables. The maturity terms of the Company’s securitizations vary. As of June 30, 2005, securitization facilities underlying the Company’s securitization trusts included: a six-year term securitization facility, a five-year term securitization facility, a two-year variable funding securitization facility with renewal options and two one-year conduit securitization facilities with renewal options issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust; and a one-year variable funding securitization facility issued out of the a trust associated with the Company’s securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively. While the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company’s need for additional liquidity.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of the Company’s subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loan segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. The Company intends to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

There are no other material pending legal proceedings to which the Company is a party.

13.   Earnings Per Share

The following table sets forth the computation of earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$66,532	$14,851	$115,712	$33,639
Preferred stock dividends	0	(1,097)	0	(2,167)
Income attributable to common shareholders	$66,532	$13,754	$115,712	$31,472
Denominator:
Denominator for basic earnings per share (weighted-average shares outstanding)	50,125	51,548	50,685	51,648
Effect of dilutive stock options, warrants and restricted stock	1,416	841	1,313	893
Denominator for diluted earnings per share (adjusted weighted-average shares)	51,541	52,389	51,998	52,541
Basic earnings per share	$1.33	$0.29	$2.28	$0.65
Diluted earnings per share	$1.29	$0.28	$2.23	$0.64

Excluded from the three and six months ended June 30, 2005 earnings per share calculations were options to purchase 32,500 shares of common stock as their effects were anti-dilutive. Excluded from the three and six months ended June 30, 2004 earnings per share calculations are warrants to purchase 2.4 million shares of common stock and options to purchase 0.3 million shares of common stock as their effects are anti-dilutive.

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

More recently, we have diversified our business operations to include the purchase and recovery of previously charged-off receivables, the issuance of a stored-value card through mass marketing efforts and the marketing and servicing of micro-loans through various channels, including retail branch locations, grocery and convenience stores, direct marketing, telemarketing and the Internet. .

Additionally, during the six months ended June 30, 2005, we partnered with others to complete two credit card portfolio acquisitions, and we completed our acquisition of Wells Fargo Financial’s “Consumer Auto Receivables” business unit. Both occurring during the first quarter of 2005, the first credit card portfolio acquisition of $72.1 million (face amount) in credit card receivables was through a majority-owned subsidiary, while the second involved the purchase of $376.3 million (face amount) of credit card receivables through a 47.5% equity-method interest in a joint venture with other unaffiliated investors. The acquisition of the Consumer Auto Receivables business unit included all of Consumer Auto Receivables’ assets, business operations and employees for approximately $121.5 million including transaction costs.

During the second quarter of 2005, we issued $250.0 million aggregate principal amount of our 3.625% Convertible Senior notes due 2025 to qualified institutional buyers in a private placement, providing a significant source of new liquidity for our Company.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005, Compared to Three and Six Months Ended June 30, 2004

Total interest income.   Total interest income consists primarily of finance charges and late fees earned on our largely fee-based card offering to consumers at the lower end of the FICO scoring range and interest and fee income associated with our new auto finance segment. The $23.8 million and $33.0 million increase when comparing the three and six months ended June 30, 2005 to 2004, respectively, is primarily due to growth in our credit card receivables associated with our largely fee based card offering to consumers at the lower end of the FICO scoring range as well as the addition of our auto finance segment, none of which we have securitized. Also included within total interest income (under the other category) is the interest income that we have earned on our interest-bearing cash accounts and various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust subordinated, certificate interest. Nevertheless, our other interest income levels have increased between 2004 and 2005 due to other bond investments that we made (typically in bonds issued by other third-party asset backed securitizations) throughout 2004 and the first six months of 2005 and given the cash deposits that we have accumulated in interest-bearing accounts during our second quarter of 2005 associated with our $250.0 million convertible note offering and our receipt of $143.0 in cash from the sale of assets within our Investments in Previously Charged-Off Receivables segment.

As we continue to grow our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range as well as the receivables within our new auto finance segment, and assuming that we do not securitize the loans receivable underlying these product offerings in off balance sheet arrangements, we expect to see continued growth in our total interest income throughout 2005.

Interest Expense.   Interest expense increased $15.7 million and $18.0 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year, principally due to an $11.0 million final settlement of our obligations to a lender that financed our original equity investment in CSG, an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were repaid during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows we receive from our investment in CSG. Because of our $11.0 million settlement payment to the lender, the Company is now entitled to receive 100% of all future excess cash flows attributable to the Company’s investment in CSG; we expect to resume receipt of these excess cash flows (and hence begin realization of the benefits of our settlement payment to the lender) during the fourth quarter of 2005. Additional 2005 interest costs are associated with:

(1)         our Retail Micro-Loans segment acquisition and working capital-related debt, which added $1.2 million and $3.3 million in interest costs for the three and six months ended June 30, 2005, respectively;

(2)         debt funding the acquisition and operations of our new auto finance segment, which added $2.4 million in interest costs for both the three and six months ended June 30, 2005; and

(3)         our second quarter of 2005 convertible note issuance, which added $1.0 million in interest costs for both the three and six months ended June 30, 2005.

Fees and other income on non-securitized earning assets.   The following table details the components of fees and other income on non-securitized earning assets for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Fees and other income on non-securitized earning assets:
Retail micro-loan fees	$18,327	$3,041	$36,204	$3,041
Fees on non-securitized credit card receivables	38,227	21,462	67,955	38,205
De-securitized Fingerhut receivables	23,412	—	56,144	—
Investments in previously charged-off receivables	17,484	12,982	34,992	27,001
Gain on bulk sale of previously charged-off receivables	69,559	—	69,559	—
Other	4,709	78	7,630	91
Total	$171,718	$37,563	$272,484	$68,338

The increase in fees and other income on non-securitized earning assets of $134.2 million and $204.1 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year, was largely attributable to:

(1)         growth in fees on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which fees increased $16.8 million and $29.8 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year;

(2)         the addition of our Retail Micro-Loan segment (during the second quarter of 2004) in which fees increased $15.3 million and $33.2 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year;

(3)         income associated with the de-securitized Fingerhut receivables (including amortization of their associated deferred gain) of $23.4 million and $56.1 million for the three and six months ended June 30, 2005, respectively;

(4)         growth in income within our Investments In Previously Charged-Off Receivables segment of $4.5 million and $8.0 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year; and

(5)         our bulk sale of previously charged-off receivables during the quarter.

The bulk sale of previously charged-off receivables transaction is discussed further in the specific segment discussion for our Investments in Previously Charged-Off Receivables segment. Because of that transaction, we do not anticipate investments in previously charged-off receivables income to grow throughout the rest of 2005. It is even conceivable that this income during the remaining quarters of this year may be flat to down relative to third and fourth quarter 2004 results for the Investments in Previously Charged-Off Receivables segment.

The $23.4 million and $56.1 million for the three and six months ended June 30, 2004, respectively, of income from de-securitized Fingerhut receivables relates to the repayment of a Fingerhut securitization facility in its entirety in August 2004, thereby resulting in a de-securitization of the Fingerhut receivables. Accordingly, during the third quarter of 2004, we resumed on balance sheet ownership of these receivables at a $0.0 carryover basis corresponding to our then-existing basis in the Fingerhut retained interests. We have no plans to re-securitize the receivables underlying the Fingerhut Trust, and the remaining excess cash flows that we expect to receive from the Fingerhut receivables through December 2008 are currently estimated to be $64.1 million. Because of our $0.0 basis in the de-securitized Fingerhut receivables, as we receive our expected $64.1 million in cash flows from the Fingerhut receivables, we essentially will be reporting into GAAP income (as fees and other income on non-securitized earning assets) all of the cash flows that we receive in any particular accounting period. Total cash income recognized relating to the de-securitized Fingerhut receivables for the three months and six months ended June 30, 2005 was $19.3 million and $46.2 million, respectively; this amount should decline in successive quarters throughout 2005 as we continue our liquidation of the Fingerhut receivables portfolio.

Also reflected in the $23.4 million and $56.1 million of income from de-securitized Fingerhut receivables for the three and six months ended June 30, 2005, respectively, is $4.1 million and $9.9 million of post-de-securitization-related deferred gain amortization for the three and six months ended June 30, 2005. Our original servicing liability associated with an original Fingerhut Trust was converted into a deferred gain upon a third quarter of 2003 Fingerhut retained interests exchange. This deferred gain is now being amortized into fees and other income on non-securitized earning assets on our condensed consolidated statements of operations in a manner that corresponds with actual and anticipated future cash collections on the de-securitized Fingerhut receivables. As of June 30, 2005, deferred revenue on our condensed consolidated balance sheet includes an additional $13.5 million of this deferred gain on Fingerhut receivables that remains to be amortized into fees and other income in future periods. In successive quarters throughout 2005, the level of this deferred gain’s amortization into income should decline relative to that experienced through June 30, 2005 as we continue with our liquidation of the Fingerhut receivables portfolio.

The other category above includes gains on put options that we wrote on our stock and fees associated with our stored-value card, merchant credit and on-line micro-lending operations, none of which currently represent significant activities for us. We expect to see continued income growth within the other category as well as within our retail micro-loans and non-securitized credit card categories throughout 2005.

Provision for loan losses.   Our provision for loan losses increased $24.7 million and $34.8 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of 2004, principally due to significant year-over-year growth in our on balance sheet loans and fees receivable related to: (1) our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (2) our micro-loan acquisitions, the first of which occurred late in the second quarter of 2004; and (3) our second quarter 2005 auto finance segment acquisition.

The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) fees receivable underlying fee income included within our fees and other income on non-securitized assets category. Although we do not expect to see any degradation in credit quality in 2005 and while current delinquency and credit loss trends look favorable, we do expect that our provision for loan losses will increase throughout 2005 based on the loans and fees receivable growth that we are planning throughout 2005. Our provision for loan losses as a percentage of average loans and fees receivable for the second quarter of 2005 is significantly lower than for the second quarter of 2004, principally due to our acquisition within the auto finance segment during the second quarter of 2005; we acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability within accounts payable and accrued expenses on our balance sheet. Because of the level of recourse that we have back to the dealers, our credit losses for the auto finance segment are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities. The effects of the auto finance acquisition also account for the reduction in the ratio of our allowance for uncollectible loans and fees receivable as a percentage of period-end loans and fees receivable at June 30, 2005, versus recent prior quarters. The dealer reserve liability that we have included within accounts payable and accrued expenses at June 30, 2005 is $30.9 million. Beyond the effects of our auto finance acquisition, the aforementioned percentages and ratios are also favorably influenced thus far in 2005 by the improved overall credit environment that we have experienced across the board within our portfolio of loans and fees receivable.

Fees and other income on securitized earning assets.   Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains and losses and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for the three and six months ended June 30, 2005 and 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Securitization income	$1,192	$—	$2,779	$—
Income from retained interests in credit card receivables securitized	6,276	16,601	26,145	35,993
Fees on securitized receivables	15,021	18,711	31,057	39,962
Total fees and other income on securitized earning assets	$22,489	$35,312	$59,981	$75,955

Details of our income from retained interests in credit card receivables securitized for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(In millions)
Income from retained interests in credit card receivables securitized:
Originated portfolio	$5,898	$3,156	$7,307	$9,255
Purchased portfolios(*)	378	13,445	18,838	26,738
Total	$6,276	$16,601	$26,145	$35,993

(*)          This amount includes $1.0 million and $2.8 million for the three and six months ended June 30, 2004, respectively, related to the Fingerhut Trust. It also includes $1.0 million, $12.4 million, $12.8 million and $23.9 million for the three and six months ended June 30, 2005 and 2004, respectively, related to the Embarcadero Trust. Also included are ($0.6) million and $6.4 million for the three and six months ended June 30, 2005 associated with portfolios of receivables acquired in the third quarter of 2004 and early in the first quarter of 2005 and securitized into a single trust in separate transactions.

The following trends are noted with respect to the above tables of fees and other income on securitized earning assets:

(1)         The $1.2 million of securitization income for the three months ended June 30, 2005 relates to a net increase in the managed receivables underlying securitizations through our originated portfolio master trust during the second quarter of 2005; in recent prior quarters, we experienced net liquidations of managed receivables within the originated portfolio master trust. We expect to see securitization income associated with receivables underlying securitizations through our originated portfolio master trust throughout the balance of 2005.

(2)         The $2.8 million of securitization income for the six months ended June 30, 2005 includes both the $1.2 million referenced above, plus securitization income associated with our first quarter

2005 acquisition of $72.1 million (face amount) in credit card receivables through one of our majority-owned subsidiaries.

(3)         Income from retained interests in credit card receivables securitized is down $10.3 million between the second quarter of 2004 and the second quarter of 2005, principally associated with: (a) the third quarter 2004 de-sccuritization of the Fingerhut receivables, which contributed $1.0 million to income from retained interests in credit card receivables securitized in the second quarter of 2004; (b) reductions in managed receivables levels within the originated portfolio master trust and the Embarcadero Trust between the second quarter of 2004 and the second quarter of 2005, which were not offset by the only other securitization trust (related to our third quarter 2004 acquisition of $92.0 million in face amount and our first quarter 2005 acquisition of $72.1 million in face amount of receivables) the income from which is reported within income from retained interests in credit card receivables securitized; and (c) the effects of purchase discounts underlying our retained interests in the Embarcadero Trust. The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust have abated significantly between the second quarter of 2004 and the second quarter of 2005; this was expected as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher finance charge and late fee charge offs and higher principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interest in credit card receivables securitized.

(4)         Income from retained interests in credit card receivables securitized decreased $13.6 million between the first and second quarters of 2005. The $13.6 million decline is the net of a $4.5 million increase for the originated portfolio master trust and a $18.1 million decrease for the effects of declining managed receivables levels and purchase discounts associated with the managed receivables underlying our retained interests in the (1) Embarcadero Trust (accounting for $10.4 million of the $18.1 million decline) and (2) a trust into which we securitized our third quarter 2004 portfolio acquisition of $92.0 million (face amount) and our first quarter 2005 portfolio acquisition of $72.1 million (accounting for $7.7 million of the $18.1 million decline). As we liquidate the managed receivables underlying our purchased portfolio securitizations, the mix of managed receivables within the securitization trusts shifts over time from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts. Moreover, related to these mix changes are higher finance charge and late fee charge offs and higher principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interest in credit card receivables securitized. The $4.5 million increase for the originated portfolio master trust corresponds with a reduced residual cash flows discount rate applied within our Statement No. 140 models as of June 30, 2005 given new market evidence of tightened spreads on BB notes upon the sale to third parties of subordinated bonds in a securitization in the second quarter of 2005, coupled with significantly increased overall collateral enhancement levels within the originated portfolio master trust during the second quarter of 2005 given our funding of cardholder purchases with proceeds from our convertible note issuance in lieu of draws against variable funding and conduit securitization facilities. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures.

(5)         The increase in our servicing rates to 4% on the two term securitization facilities issued out of the originated portfolio master trust in October 2004 accounts for a $6.0 million and $12.0 million offset against income from retained interests in credit card receivables securitized for the originated portfolio for the three and six months ended June 30, 2005, respectively, versus the three and six months ended June 30, 2004. Offsetting this amount dollar-for-dollar are a $6.0 million and $12.0 million increase in servicing income for the three and six months ended June 30, 2005, respectively, versus the three and six months ended June 30, 2004. Even with the adverse effects of this servicing rate increase on our income from retained interest in credit card receivables securitized, we did not see a large movement in our income from retained interests in credit card receivable securitized associated with our originated portfolio based on the improved credit quality that we have seen within this portfolio, coupled with the favorable second quarter 2005 residual cash flows discount rate effects discussed above.

(6)         Given the volatility of changing credit enhancement levels and assumptions within our Statement No. 140 models, it is difficult for us to predict any particular ongoing trend for our future income from retained interests in credit card receivables securitized. We do note, however, that seasonally adjusted credit loss and delinquency trends continue to be favorable, and we do expect to see some benefit of seasonally lower third quarter charge offs in our third quarter 2005 results.

(7)         Fees on securitized receivables have declined primarily due to lower 2005 over-limit fees, reflecting the fact that many of our originated portfolio master trust receivables relate to newer account additions, as well as general economic environment and credit quality improvements for our securitized receivables which are consistent with the general improvements seen in our delinquency rates.

Further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized, are provided in the discussion of our Credit Cards segment below.

Servicing income.   Servicing income increased $15.8 million and $27.0 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year, due to in part to the $6.0 million and $12.0 million higher servicing fees realized for the three and six months ended June 30, 2005, respectively, for the two term securitization facilities issued out of the originated portfolio master trust in October 2004. These two term securitization facilities permitted an increase in our servicing rates to 4% (i.e., from the .10% level that we have historically experienced for facilities issued out of our originated portfolio master trust). Also contributing to the servicing income increases were (1) $4.5 million and $10.0 million of higher retail micro-loan processing and servicing fees for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year and (2) the addition of servicing income related to the $92.0 million (face amount) in receivables that we acquired and securitized during the third quarter of 2004, the $996.5 million (face amount) in receivables that our equity-method investee, Transistor, acquired during the fourth quarter of 2004, the $376.3 million (face amount) in receivables that our newest equity-method investee acquired during the first quarter of 2005 and the $72.1 million (face amount) in receivables that we acquired during the first quarter of 2005.

The above-noted servicing income increases were offset partially by declines in the Embarcadero Trust and CSG Trust managed receivables and the de-securitization of the Fingerhut receivables. The de-securitization of the Fingerhut receivables in the third quarter of 2004 resulted in a year over year reduction of $6.3 million and $14.2 million in servicing revenues for the three and six months ended June 30, 2005.

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

Ancillary and interchange revenues.   Ancillary and interchange revenues increased $0.6 million and $1.9 million for the three and six months ended June 30, 2005, respectively, when compared to the same periods of the prior year, primarily due to growth in both categories as a result of the addition of new accounts in our core portfolio, growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our recent emphasis on new account additions to replace older more stagnant accounts has produced higher interchange revenues.

Equity in income of equity-method investees.   Equity in income of equity-method investees increased $7.6 million and $26.6 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 primarily due to income associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees made during the fourth quarter of 2004 and our first quarter 2005 investment in another 47.5%-owned equity-method investee that acquired a credit card receivables portfolio in that same quarter. We expect these new investees to continue to contribute significantly to our 2005 equity in income of equity-method investees.

Total other operating expense.   Total other operating expense increased by $51.6 million and $96.5 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 due to the following specific increases relative to 2004 expense levels:

(1)         a $2.8 million and $3.6 million increase for the three and six months ended June 30, 2005, respectively, in salaries and benefits primarily due to the addition of the Retail Micro-Loans segment in June of 2004 as well as the addition of the Auto Finance segment in April of 2005;

(2)         a $26.3 million and $48.6 million increase for the three and six months ended June 30, 2005, respectively, related to card and loan servicing primarily due to (a) the addition of the Company’s micro-loan activities (increases of $7.8 million and $17.9 million for the three and six months ended June 30, 2005, respectively), (b) servicing costs related to growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (c) the addition of several new managed receivables portfolios noted in the servicing income discussion above (increases of $12.9 million and $24.9 million for the three and six months ended June 30, 2005, respectively, which were partly offset by some liquidations of receivables in earlier-acquired portfolios), and (d) the April 1, 2005 addition of the Auto Finance segment;

(3)         an $11.1 million and $23.5 million increase for the three and six months ended June 30, 2005, respectively, in marketing and solicitation costs principally associated with (a) increased marketing efforts aimed at growing account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and (b) the addition of our Retail Micro-Loan segment; and

(4)         an overall increase of $11.0 million and $20.1 million for the three and six months ended June 30, 2005, respectively, in other expenses, including occupancy, consulting and related expenses, due primarily to the addition of our Retail Micro-Loan and Auto Finance segments.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in 2005, and while certain unique expenses undertaken in 2004 may not be repeated in 2005 and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year comparative basis relative to 2004) based on growth that we plan to undertake in 2005. During the second quarter of 2005, we decided to accelerate our growth plans for the receivables underlying our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; as such, we expect significant growth in marketing expenses throughout the remainder of 2005.

Minority Interest.   The ownership interests of minority holders of equity in our majority-owned subsidiaries are reflected as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $2.8 million and $12.0 million for the three and six months ended June 30, 2005, respectively, versus $6.8 million and $13.0 million for the same periods of 2004. These trends are consistent with the relative contributions of two of our majority-owned subsidiaries to income from retained interest in credit card receivables securitized as discussed above. One of our majority-owned subsidiaries owns the retained interests in the Embarcadero Trust and the other owns the retained interests in the trust that we formed in 2004 to facilitate the securitization of $92.0 million (face amount) of credit card receivables acquired in the third quarter of 2004 and $72.1 million (face amount) of credit card receivables acquired in the first quarter of 2005. For more details, see the above discussion of purchase discount effects and receivables mix changes in the analysis of income from retained interest in credit card receivables securitized trends.

Income Taxes.   Our effective tax rate was 36.5% for the three and six months ended June 30, 2005, respectively, compared to 37.5% for the three and six months ended June 30, 2004, respectively. The decrease of 1.0% in our effective tax rate between 2005 and 2004 is principally due to the favorable state income tax effects of acquisitions completed throughout 2004 and during the first quarter of 2005.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with all of our credit card products, including our largely fee-based card offering to consumers at the lower end of the FICO scoring range. Revenues associated with our largely fee-based offering to consumers at the lower end of the FICO scoring range include interest income (along with late fees), fees and other income, as we have not securitized the receivables associated with this offering. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and other income on securitized earnings assets within the Credit Cards segment include (1) securitization income, (2) income from retained interests in credit card receivables securitized, and (3) fees and other income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and other income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

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

Managed receivables data assume that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loan and fee receivables (i.e., all but $170.7 million of GAAP credit card loan and fee receivables at gross face value) had been sold in securitization transactions as of June 30, 2005; (2) a look-through to our economic share of (or equity interest in) the receivables that we manage for our three equity-method investees; (3) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (4) recognition that the de-securitized Fingerhut managed receivables are recorded at a $0.0 basis in our GAAP financial statements.

The period-end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude the receivables associated with all accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Summarized below are the managed accounts underlying our 2005 acquisitions, as well as those acquired accounts that have been excluded from our credit card data because at the time of purchase, they were in a late delinquency status (in thousands):

Acquired accounts	243
Excluded accounts	9

The credit card receivables portfolios that we acquire are typically acquired at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts noted above. Another portion of each discount relates to the credit quality of the remaining acquired receivables and is calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we amortize into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. The following table summarizes the discount components associated with our economic interests in 2004 and 2005 acquired portfolios as they were computed at the date of acquisition:

	Purchases occurring:
	Six months ended June 30, 2005	Year ended December 31, 2004
	(In millions)
Total face value acquired	$228.1	$401.6
Total discount	46.8	77.2
Portion used for excluded receivables	13.1	26.9
Portion needed for credit quality	21.5	35.1
Portion reflecting accretable yield	12.1	15.2

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. The delinquency and charge-off data reflected herein are considered by management in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized, which is a component of securitized earning assets on our condensed consolidated balance sheets. As receivables are charged off, the charge offs of non-securitized receivables are reflected within our provision for loan losses, and the charge offs of securitized receivables are reflected as an offset in determining income from retained interest in credit card receivables securitized (within our fees and other income on securitized earning assets) on our condensed consolidated statements of operations.

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

The following table presents the delinquency trends of the credit card receivables that we manage:

	As of
	2005		2004				2003
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; % of total)
Period-end managed receivables	$2,198,703	$2,246,256	$2,166,489	$1,931,514	$1,942,059	$2,090,644	$2,340,898	$2,518,822
Period-end managed accounts	2,973	2,943	2,888	2,317	2,222	2,276	2,416	2,637
Receivables delinquent:
30 to 59 days past due	$83,175	$70,558	$80,419	$76,028	$84,474	$71,108	$104,380	$118,300
60 to 89 days past due	61,882	54,505	61,408	61,144	60,780	58,188	79,347	87,205
90 or more days past due	128,351	143,416	167,863	148,132	126,505	160,055	200,965	187,526
Total 30 or more days past due	$273,408	$268,479	$309,690	$285,304	$271,759	$289,351	$384,692	$393,031
Total 60 or more days past due	$190,233	$197,921	$229,271	$209,276	$187,285	$218,243	$280,312	$274,731
Receivables delinquent as % of period-end loans:
30 to 59 days past due	3.8%	3.1%	3.7%	3.9%	4.3%	3.4%	4.5%	4.7%
60 to 89 days past due	2.8%	2.4%	2.8%	3.2%	3.1%	2.8%	3.4%	3.5%
90 or more days past due	5.8%	6.4%	7.7%	7.7%	6.5%	7.7%	8.6%	7.4%
Total 30 or more days past due	12.4%	11.9%	14.2%	14.8%	13.9%	13.9%	16.5%	15.6%
Total 60 or more days past due	8.7%	8.8%	10.5%	10.9%	9.6%	10.5%	12.0%	10.9%

A comparison of our lower delinquency rates in all categories as of June 30, 2005 to those as of June 30, 2004 supports our belief that we are seeing credit quality improvements within our portfolios. We believe this to be the case despite our marketing and addition of new accounts underlying our originated portfolio master trust during 2004, which tend to have lower delinquency rates than more mature accounts. The favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels.

The increases in our 30 to 59 and 60 to 89 days past due delinquency rates since March 31, 2005 are consistent with the seasonal trends that we have experienced in prior years. We typically experience higher payments, and hence lower delinquencies, during the first quarter of each year. We expect to see some of the 30 to 59 and 60 to 89 days past due delinquencies roll into the 90 or more day past due delinquency category during the third quarter and then into charge-off status in the fourth quarter. Absent the effects of portfolio acquisitions, these seasonal payment patterns typically produce the lowest charge-off rates in the third quarter, with an increase in charge-off rates in the fourth quarter of each year. We expect this generally seasonal theme to be present for us throughout the remainder of this year.

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

The following table presents the charge off data for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our consolidated subsidiaries); (2) our respective 50.0%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; (3) the de-securitized Fingerhut receivables; and (4) the $170.7 million face amount of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which have not been securitized.

	For the Three Months Ended
	2005		2004				2003
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(Dollars in thousands; percentages annualized)
Average managed receivables	$2,212,378	$2,307,471	$2,039,235	$1,924,520	$2,001,489	$2,219,537	$2,419,674	$2,469,194
Gross yield ratio	29.1%	28.2%	29.3%	29.8%	29.6%	30.3%	31.3%	32.1%
Combined gross charge offs	$129,921	$117,924	$131,061	$121,498	$140,573	$165,815	$169,482	$161,746
Net charge offs	$67,602	$52,432	$58,270	$61,255	$74,087	$87,331	$90,446	$95,629
Adjusted charge offs	$44,900	$39,053	$39,899	$38,343	$43,934	$45,294	$47,304	$54,798
Combined gross charge off ratio	23.5%	20.4%	25.7%	25.3%	28.1%	29.9%	28.0%	26.2%
Net charge off ratio	12.2%	9.1%	11.4%	12.7%	14.8%	15.7%	15.0%	15.5%
Adjusted charge off ratio	8.1%	6.8%	7.8%	8.0%	8.8%	8.2%	7.8%	8.9%
Net interest margin	22.5%	21.1%	20.4%	22.4%	20.8%	20.1%	22.1%	22.4%
Other income ratio	8.6%	6.8%	5.4%	7.4%	6.9%	6.2%	5.9%	5.1%
Operating ratio	8.9%	8.6%	10.3%	8.2%	7.6%	7.1%	8.6%	7.3%

The principal factor contributing to the lower gross yield ratio experienced during the second quarter of 2005 compared to the same period in 2004 is our improved across-the-board delinquency rates within each of our managed receivables portfolios. Lower delinquencies have translated directly into lower late fee billings. Observations with respect to the remaining categories in the above table are as follows:

•       While all of our charge-off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, which was renewed during mid to late 2004 and continued into 2005, the favorable effects of the new accounts are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater charge-off levels than we experience within our originated portfolio master trust and with respect to purchased receivables.

•       While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of the new accounts are offset partially by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience lower APRs and have greater charge-off levels than we experience within our originated portfolio master trust and with respect to purchased receivables.

•       The significant trending, seasonally adjusted decline in combined gross charge offs and combined gross charge off ratios during 2005 as compared to 2004 principally reflects credit quality improvements within our portfolios.

•       Both credit quality improvements within our portfolios and lower delinquencies contributed to trending lower net charge off ratios and adjusted charge off ratios, when comparing each quarter of 2005 with its comparable 2004 quarter.

•       Our first quarter of 2005 combined gross charge off, net charge off and adjusted charge off ratios all benefit from the effects of three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. That is to say that our March 31, 2005 managed receivables data exclude all receivables associated with accounts that were at or near charge off at the time the receivables portfolios were acquired. The exclusion of these late stage or severely delinquent accounts at the time of acquisition means that there are fewer charge offs on the acquired portfolios’ receivables until the acquired portfolios season through their delinquency buckets in the months following the acquisitions. Magnifying this beneficial effect is the fact that while there are no charge offs of these receivables until the portfolios season through their delinquency buckets, the denominator of the various charge off ratio computations is increased to include all of the acquired portfolios’ receivables that were not at or near charge off at the times of acquisition. In prior filings we have sometimes referred to this effect as the “denominator effect.” These beneficial effects have diminished significantly during the second quarter of 2005 with the seasoning of the acquired portfolio’s receivables through their delinquency buckets, and we expect very little continuing beneficial effects beyond the second quarter of 2005. This accounts for the increases in the second quarter 2005 combined charge off ratio, net charge off ratio and adjusted charge off ratio relative to comparable first quarter 2005 ratios.

•       The gap between our net charge offs and adjusted charge offs, as well as their associated ratios, has narrowed in recent quarters leading up to the first quarter of 2005. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables. Our first quarter 2005 receivables acquisitions should serve to diminish somewhat the pace of this trend over the next few quarters; in fact, these acquisitions contributed to a temporary reversal of this trend in the second quarter of 2005. As first quarter 2005 acquisitions began to age through their delinquency buckets in the second quarter of 2005, we began to experience charge offs for these acquisitions for the first time, and the net charge offs associated with these acquisitions were offset by credit quality discounts in arriving at our adjusted charge offs. This caused the proportion of net charges to which credit quality discounts relate to actually increase (thus widening the spread between the net charge off ratio and the adjusted charge off ratio) in the second quarter of 2005.

•       Comparing our first and second quarter 2005 net interest margins to their corresponding 2004 quarters demonstrates the favorable effects of lower finance charge and late fee charge offs, which are consistent with the absolute improvements that we are seeing year over year in the credit quality of our portfolios. We saw improvement in our net interest margin between the first and second quarter of 2005, which corresponds with the improved gross yield ratio in the second quarter, as well as higher accretable yield inclusions within the net interest margin based on the continued strength of the Fingerhut portfolio. During the second quarter of 2005, we determined that $28.0 million of excess credit quality discount on the Fingerhut portfolio should be reclassified to accretable yield and amortized into net interest margin over the remaining life of the Fingerhut portfolio. We expect to see some further improvements in our net interest margin throughout the balance of 2005.

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

•       The operating ratio increased slightly over that experienced in the first quarter primarily due to the fourth quarter 2004 and first quarter 2005 portfolio acquisitions, for which servicing revenues (which are an offset to the numerator in our operating ratio computation) have not exceeded servicing costs by as wide of a margin as we have experienced for other recent acquisitions.

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

Investments in Previously Charged-Off Receivables Segment

For the three and six months ended June 30, 2005, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Unrecovered balance at beginning of period	$18,134	$15,094
Acquisitions of defaulted accounts	9,588	19,911
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations)	17,547	35,055
Cost-recovery method income recognized on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract,” in the accompanying condensed consolidated financial statements and the related notes included therein)	69,559	69,559
Cash collections	(24,278)	(49,069)
Cash collections on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract,” in the accompanying condensed consolidated financial statements and the related notes included therein))	(76,000)	(76,000)
Unrecovered balance at June 30, 2005	$14,550	$14,550
Estimated remaining collections (“ERC”)	$36,204	$36,204

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, static pools consisting of homogenous accounts and receivables are established for each portfolio acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts. The life of each pool of charged-off receivables that we typically acquire is generally estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. The Company anticipates collecting approximately 35.7% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

In June of 2005, the subsidiary that comprises our Investments in Previously Charged-Off Receivables segment sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (“Encore”) and agreed to sell Encore up to $3.25 billion in face amount of the subsidiary’s future charged-off credit card receivable acquisitions at established pricing over the next five years. As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million related to the Forward Flow Contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million which has been recorded in fees and other income on non-securitized earning assets on our condensed consolidated statements of operations for the three and six months ended June 30, 2005. Ten million dollars of the $67.0 million in deferred revenue related to the

Forward Flow Contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on our condensed consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue will be recognized into income over the life of the contract as our subsidiary delivers its associated volumes of charged-off credit card receivables to Encore in the future. Based on the Forward Flow Contract, our subsidiary is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract.

Remaining after the Encore transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its Chapter 13 Bankruptcies and other previously charged-off receivables activities throughout 2005 as we acquire previously charged-off receivables and sell them to Encore for fixed sales prices under the Forward Flow Contract (recognizing as we will the associated deferred revenue under the contract). We note here, however, that we do not anticipate income at the second quarter of 2005 level to be recurring throughout the remainder of 2005. It is even conceivable that income during the remaining quarters of this year may be flat to down relative to third and fourth quarter 2004 results for Investments in Previously Charged-Off Receivables segment.

Retail Micro-Loan Segment

The Retail Micro-Loan segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday. The assets associated with our Retail Micro-Loan operations were principally acquired in two separate transactions completed during 2004. During the second quarter of 2004, certain of our subsidiaries acquired substantially all of the assets of First American, including over 300 retail locations in 11 states, for $108.9 million. Representing an initial market entry into micro-loan activities, the First American acquisition provided a platform for future growth in this market. Subsequently, during the third quarter of 2004, our subsidiaries acquired substantially all of the assets of another micro-lender, Venture Services, including 166 retail locations in 7 states, for $33.9 million. The Venture Services acquisition provided complementary locations in 4 existing states and added 3 new states. Also in January 2005, one of our subsidiaries acquired substantially all of the assets of another micro-lender for $11.9 million, including transaction costs; with this acquisition, we added an additional 39 stores in the State of Ohio. As of June 30, 2005, our subsidiaries operated a total of 513 micro-loan locations in 14 states.

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

Unlike many competitors, our subsidiaries have structured their processing and servicing agreements with the lending bank so that the bank bears the entire credit risk associated with the loans. Additionally, unlike many competitors, our subsidiaries do not purchase overdue loans from the lending bank. As of June 30, 2005, our subsidiaries were making micro-loans directly to customers in 386 of the 513 locations in 10 states, and they were acting as a processing and servicing agent for the lending bank in the remaining 127 locations in 4 states. For the three and six months ended June 30, 2005, direct storefront micro-lending generated revenues of $18.3 million, $36.2 million, $3.0 million and $3.0 million for the three and six months ended June 30, 2005 and 2004, respectively, and revenues through processing and servicing activities for the lending bank were $6.9 million, $12.4 million, $2.4 million and $2.4 million for the three and six months ended June 30, 2005 and 2004, respectively.

In addition to the 39 locations acquired during the three months ended March 31, 2005, three new locations were opened during the quarter ended June 30, 2005. The capital cost of opening a new branch location varies depending on the size and location of the branch, but typically averages approximately $30,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and security. Historically, it typically takes approximately nine months for a micro-loan location to generate sufficient revenues to cover its branch expenses, excluding management fees paid to its parent. During the quarter ended June 30, 2005, six of the branch locations were closed in order to better allocate our resources.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	Year Ended December 31, 2004
Beginning number of locations	516	482	—
Acquired locations	—	39	468
Opened locations	3	6	16
Closed locations	(6)	(14)	(2)
Ending locations	513	513	482

Pre-tax net income within our Retail Micro-Loan segment was $2.7 million, $3.6 million, $0.8 million and $0.8 million for the three and six months ended June 30, 2005 and 2004, respectively. Historically, the first quarter of each calendar year includes the slowest lending months of the year for the micro-lending sector as many consumers have the benefit of income tax refunds during this period, which allows them to repay their outstanding micro-lending obligations and to meet their day-to-day cash flow needs without the necessity of micro-lending products. Also relevant to our year-to-date 2005 results is the fact that we completed our 39-store acquisition in January 2005, which resulted in higher operating costs for us during a period of relatively low seasonal revenues. Notwithstanding the above factors, we expect pre-tax net income levels for our Retail Micro-Loan segment to be consistent with the corresponding periods of the prior year through the third and fourth quarters of 2005. We have these expectations notwithstanding guidance published by the FDIC, which limits the frequency of borrower usage of micro-loans offered by FDIC-supervised institutions and the period a customer may have micro-loans outstanding from any lender to three months during the previous twelve-month period. We are currently rolling out new alternative lending products within our storefronts in response to the new FDIC guidelines, and while we are continually assessing the potential effects of the FDIC guidelines on our business, we do not expect the FDIC guidelines to have any materially adverse consequences to our Retail Micro-Loan segment.

Auto Finance Segment

On April 1, 2005, we completed the acquisition of the Wells Fargo Financial’s Consumer Auto Receivables business unit, which comprises our new Auto Finance segment. This acquisition included all of Consumer Auto Receivables’ assets, business operations and employees for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder in cash. Upon acquisition, Consumer Auto Receivables had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, FL headquarters. The business has approximately 300 employees.

The Auto Finance segment consists of a nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business from whom auto loans are purchased at a discount or serviced for a fee. Revenues are generated on purchased loans through interest earned on the face value of the purchased installment agreements combined with discounts on these purchased loans. Interest income from discounts is generally earned over the life of the applicable loan. Additionally, our Auto Finance segment generates revenues from servicing loans on behalf of dealers for a portion of actual collections, and by providing back-up servicing for similar quality securitized assets.

The number of active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which the Auto Finance segment is presently licensed. Dealers are certified upon being recruited by a sales force of approximately 60 resources located throughout strategically selected territories. Our Auto Finance segment recently received authorization to expand business operations into three new states (Mississippi, Alabama and Arkansas), bringing the total number of states in which the business unit operates to 41, and we presently have approximately 1,300 active dealers and approximately 42,000 active accounts.

The Auto Finance segment is also in the process of developing and releasing new financing products designed to complete its complement of products being offered to this market segment. In addition to these initiatives, the business unit is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base. We expect this business to continue to grow throughout 2005 with the addition of new dealer enrollments, loan origination increases with existing dealers and the addition of complementary product rollouts.

Liquidity, Funding and Capital Resources

At June 30, 2005, we had $204.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•       During the six months ended June 30, 2005, we generated $131.5 million in cash flow from operations, compared to using $47.9 million in cash flow from operations during the six months ended June 30, 2004. The $179.4 million increase is due primarily to (1) the $56.1 million 2005 cash flows associated with our zero-basis de-securitized Fingerhut receivables, all of which are reflected in our net income; (2) higher 2005 income associated with our Investment in Previously Charged-Off Receivables segments collections; and (3) the Forward Flow Contract associated with the Encore transaction, which resulted in the receipt of $67.0 million in cash which is shown as deferred revenue on our condensed consolidated balance sheet at June 30, 2005.

•       During the six months ended June 30, 2005, we used $174.3 million of cash in investing activities, compared to using $41.0 million of cash for the six months ended June 30, 2004. The $133.3 million increase is due primarily to: (1) net investments in securitized earning assets of $37.5 million for the six months ended June 30, 2005 compared to net proceeds from securitized earning assets of $119.4 million for the six months ended June 30, 2004, due to our use of proceeds from our convertible note offering and the Encore transaction to fund receivables purchases that are securitized within our originated portfolio master trust; (2) our first quarter investment in a 47.5%-owned equity-method investee in connection with the acquisition of $376.3 million (face amount) in credit card receivables; (3) the acquisition of our auto finance business during the second quarter of 2005; and

(4) increased purchases of software, furniture, fixtures and equipment related to our continued growth and expansion. These increase were partially offset by our bulk sale of previously charged-off receivables to Encore which resulted in cash receipts of $76.0 million and is included as proceeds from non-securitized earning assets.

•       During the six months ended June 30, 2005, we generated $191.0 million in cash from financing activities, compared to generating $26.0 million in cash from financing activities during the same period in 2004. The $165.0 million increase in cash flow generated is primarily due to: (1) our second quarter 2005 issuance of $250.0 million aggregate principal amount of 3.625% Convertible Senior notes due 2025; and (2) debt incurred during the acquisition of our Auto Finance segment and subsequent funding of receivables therein. This increase was offset by: (1) repurchases of $100.0 million treasury stock in connection with the $250.0 million debt offering; (2) increased net distributions to minority interest-holders in our consolidated subsidiaries; and (3) higher net debt repayments in the first six months 2005 than in the corresponding period in 2004 related to our Retail Micro-Loan segment.

In recent prior quarters, we focused on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs so as to avoid incurring costs on funds not currently needed to fund investments or operations. Historically, we have been able to manage our cash balances in this way by managing draws under our securitization facilities so as to meet our cash needs on an “as needed” basis. During the second quarter of 2005, however, we received substantial net cash flows of $141.7 million net from our convertible note offering (the $250.0 million convertible note proceeds, net of $8.3 million issuance costs and the $100.0 million used contemporaneous with issuance to repurchase our common shares) and $133.0 million ($143.0 million, net of $10.0 million of escrowed cash) from the Encore transaction. With these cash flows, we accumulated $204.6 million in unrestricted cash as of June 30, 2005, notwithstanding our continuing efforts to fund receivable purchases securitized within our originated portfolio master trust so as to minimize draws on outstanding securitization facilities. We expect to continue funding receivable purchases securitized within our originated portfolio master trust to further reduce our unrestricted cash balances given that the yields that we can earn on our cash deposits are less than the costs of funds under our securitization facilities. We are comfortable with this strategy because we are confident in our ability to draw additional cash from our $1.5 billion 2-year variable funding facility (as well as our conduit facilities) to meet our future acquisition and operating needs as they arise in the future. As of June 30, 2005, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $237.5 million against our existing securitization facilities. Coupled with our unrestricted cash balances, this gives us some $442.1 million of ready liquidity for use in our growth, acquisition and diversification efforts. We expect to explore several new acquisition opportunities throughout 2005 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market.

On April 1, 2005, we completed the acquisition of Wells Fargo Financial’s Consumer Auto Receivables business unit. This acquisition included all of Consumer Auto Receivables’ assets, business operations and approximately 300 employees for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder paid in cash. The $88.2 million in debt was financed through a structured finance transaction. In that transaction, a newly-formed special purpose subsidiary purchased the receivables and supporting collateral from the business and financed that acquisition through a secured lending facility with a bank. The debt incurred under that facility is recourse only to the assets that are pledged to the lender. We intend to finance any receivables growth in the business through this same process. The sale of receivables and supporting collateral to this particular special purpose subsidiary does not qualify for gain on sale treatment under Statement No. 140.

In January 2005, we purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. One of our wholly owned subsidiaries and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. We account for our investment in this joint venture under the equity method of accounting, and it is included in investment in equity-method investees on our condensed consolidated balance sheet as of June 30, 2005. For a fee that represents adequate compensation for servicing, we agreed to service this entire portfolio of securitized credit card receivables.

Our Board of Directors has authorized a program to repurchase up to 10 million shares (approximately 18.7 percent of the outstanding total) of our outstanding common stock. Under the plan, we repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. At our discretion, we may use the treasury shares to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock. To date, we have repurchased 5,252,500 shares including the 2,994,000 shares we repurchased in conjunction with the issuance of the convertible notes. We have subsequently reissued 506,854 of these shares in satisfaction of stock option exercises.

Securitization Facilities

One of our most significant sources of liquidity is the securitization of credit card receivables. As of June 30, 2005, we had total securitization facilities of approximately $3.0 billion and had used approximately $1.0 billion of these facilities. The weighted-average borrowing rate on these facilities at June 30, 2005 was approximately 4.4%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (along with their maturity dates) with respect to which a substantial majority of our managed credit card receivables served as collateral as of June 30, 2005 (i.e., all credit card receivables other than the de-securitized Fingerhut receivables and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range). Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
(Dollars in millions)
September 2005(2)	$306.0
October 2005(3)	200.0
January 2006(4)	75.4
January 2006(5)	1,500.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	278.1
Total	$2,958.5

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

(2)          Represents the end of the revolving period for a $306.0 million conduit facility.

(3)          Represents the end of the revolving period for a $200.0 million conduit facility.

(4)          Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables acquired in the first quarter of 2005.

(5)          This facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration.

(6)          On October 8, 2004, we completed two new, term securitization facilities that were issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.

(7)          Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the Fingerhut retained interests that we acquired in 2002 and the retained interests that CSG acquired in 2002—both of which were contemplated and planned for in connection with our establishment of purchase prices for the respective acquisitions. While the Fingerhut early amortization event was made inconsequential to us first by a Fingerhut retained interests exchange during the third quarter of 2003 and then again by our third quarter 2004 de-securitization of the Fingerhut receivables, the CSG early amortization event has ongoing consequences for us. Due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held. We expect CSG to resume cash distributions to its equity-holders (including us) late in the fourth quarter of 2005.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no new material commitments entered into since December 31, 2004 other than:

•       On April 1, 2005, we completed our acquisition of the Consumer Auto Receivables business unit for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder paid in cash. The $88.2 million in debt was financed through an asset securitization transaction described above under “Liquidity, Funding and Capital Resources.

•       In May 2005, we issued $250.0 million aggregate principal amount of 3.625% Convertible Senior notes due 2025 to qualified institutional buyers in a private placement. During certain periods and subject to certain conditions, the $250.0 million of notes will be convertible by holders into cash and, if applicable, shares of our common stock at an initial conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock). Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at its option, either cash or shares in respect of the remainder of the conversion obligation, if any. Beginning with the six-month period commencing on May 30, 2012, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events.

•       In June of 2005, one of our subsidiaries entered into a Forward Flow Contract agreeing to sell Encore up to $3.25 billion in face amount of the subsidiary’s future charged-off credit card receivable acquisitions at established pricing over the next five years. In consideration, the subsidiary received $67.0 million. Based on the Forward Flow Contract, our subsidiary is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract.

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

Critical Accounting Estimates

In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2004, we discuss the four areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities and allowance for uncollectible loans and fees) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 8, “Off Balance Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three months and six months ended June 30, 2005 for the sublease was approximately $40,000 and $80,000, respectively.

See Note 2, “Significant Accounting Policies,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the acquisition of previously defaulted receivables by our subsidiary, Jefferson Capital, from trusts serviced by us.

Forward-Looking Information

All statements in this quarterly report concerning our operations, earnings and liquidity expectations for 2005 and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”) are forward-looking statements. These types of statements are used in our discussions of: total interest income; interest expense; fees and other income on non-securitized earning assets; provision for loan losses; fees and other income on securitized earning assets; servicing income; equity in income of equity-method investees; total other operating expense; net interest margin; asset quality; our Investments in Previously Charged-off Receivables segment; our Retail Micro-Loans segment; and our liquidity, funding and capital resources, among others. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004:

(1)          The cash flows we receive from our retained interests are a critical component of our financial performance and are dependent upon the cash flows received on the receivables underlying our securitizations. The collectibility of the receivables underlying our securitizations is a function of many factors including the criteria used to select to whom credit is extended, the pricing of the credit products, the length of the relationship with each customer, general economic conditions, the rate at which customers repay their accounts, the rate at which customers change or become delinquent and the dynamic regulatory environment in which we operate. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance.

(2)          We are substantially dependent upon securitizations and other borrowed funds to fund the receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, a portion of our receivables cannot be financed through securitizations because of advance rate limitations and must be financed through equity that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions. While we recently issued convertible notes on terms that we found attractive, there have been times throughout our history during which equity and debt financing was expensive and difficult to obtain.

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

(5)          We operate in a heavily regulated industry. Changes in bankruptcy, privacy or other consumer protection laws, including laws that regulate the creation and enforcement of consumer loans, or changes in the interpretation thereof, may adversely affect our ability to collect credit card account, micro-loans and other loan and fee balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes or changes in interpretation of existing regulations could adversely affect our ability to market credit cards, stored-value cards, micro-loans or other products and services to our customers. The Retail Micro-Loan segment of our business operates in an increasingly hostile regulatory environment, and there currently is a purported class action lawsuit pending against us with respect to this business. Lastly, our operations routinely are subject to review by various governmental authorities, which may or may not subject us to fines, penalties or requirements that we change our operations.

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

At June 30, 2005, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (6.25% at June 30, 2005), subject to interest rate floors. At June 30, 2005, $62.9 million of our total managed receivables were priced at their floor rate, of which, $38.2 million of these receivables were closed and therefore ineligible to be repriced and the remaining $24.7 were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the accounts underlying these $62.9 million in receivables reach their floor rate would result in an approximately $79,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $24.7 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loan segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

ITEM 2.                CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuance of $250.0 Million Convertible Senior Notes

On May 27, 2005, we issued $250.0 million in aggregate principal amount of 3.625% Convertible Senior notes due 2025, at 100% of their principal amount. The notes will be convertible into cash and shares of our common stock at an initial conversion rate of 23.0309 shares per $1,000 principal amount of the notes (equal to a conversion price of $43.42 per share).

The notes were sold to the initial purchasers without registration in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The initial purchasers represented to the Company that they were qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For additional information regarding the notes, see our Form 8-K filed as of May 31, 2005.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the six months ended June 30, 2004:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2004	2,248,500	$12.63	2,248,500	7,751,500
May 2005	2,994,000	$33.40	2,994,000	4,757,500
Total	5,252,500	$24.45	2,248,500	4,757,500

(1)          Excludes treasury stock used to satisfy stock option exercises of 163,000 and 343,854 for 2005 and 2004, respectively.

(2)          Under the repurchase program authorized by the Board of Directors, we are authorized to repurchase up to 10 million shares of our outstanding common stock.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on May 5, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. The matters were submitted to a vote and the results thereof are set forth below.

(1)         Proposal to elect eight directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	46,551,812	756,284
Richard W. Gilbert	46,375,989	932,107
Frank J. Hanna, III	46,565,530	742,566
Richard R. House, Jr.	46,375,989	932,107
Gregory J. Corona	46,530,436	777,660
Deal W. Hudson	46,530,436	777,660
Mack F. Mattingly	46,799,022	509,074
Nicholas B. Paumgarten	46,610,181	697,915
Thomas G. Rosencrants	46,341,795	966,301

(2)         Approval of performance-based criteria under the employment agreement with K. K. Srinivasan.

For	Against	Abstain
42,404,339	503,823	8,753

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

(a)          Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
4.1	Indenture dated May 27, 2005 between CompuCredit Corporation and Wachovia Bank, National Association	May 31, 2005 Form 8-K Exhibit 4.1
4.2	Resale Registration Rights Agreement dated May 27, 2005 among the Company and the representatives of the initial purchasers of the Notes	May 31, 2005 Form 8-K Exhibit 4.1
10.17	Asset Purchase Agreement by and among CARS Acquisition LLC., certain sellers and guarantors, December 10, 2004	Filed herewith
10.18	Receivables Financing Agreement by and among CAR Funding, Inc., certain sellers and guarantors, dated as of April 1, 2005	Filed herewith
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION
August 3, 2005	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)