Form 10-Q
period 2005-09-30
COMPUCREDIT CORP
filed 2005-11-01
CIK 1068199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2005

of

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ Yes ☒ No

As of October 31, 2005, 48,870,316 shares of Common Stock, no par value, of the registrant were outstanding.

COMPUCREDIT CORPORATION
FORM 10-Q
TABLE OF CONTENTS
September 30, 2005

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents (including restricted cash of $11,990 at September 30, 2005 and $11,615 at December 31, 2004)	$93,906	$68,240
Securitized earning assets	714,369	536,718
Non-securitized earning assets, net	388,756	158,430
Deferred costs, net	30,988	34,920
Software, furniture, fixtures and equipment, net	37,694	31,552
Investments in equity-method investees	69,729	42,059
Intangibles, net	14,621	10,643
Goodwill	131,150	100,552
Prepaid expenses and other assets	26,475	20,412
Total assets	$1,507,688	$1,003,526
Liabilities
Accounts payable and accrued expenses	$80,201	$36,088
Notes payable	161,079	83,624
Convertible senior notes	250,000	—
Deferred revenue	70,895	29,830
Current and deferred income tax liabilities	133,783	115,786
Total liabilities	695,958	265,328
Minority interests	50,332	54,308
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 53,389,205 and 53,159,253 issued at September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	315,358	303,356
Treasury stock, at cost, 4,531,722 and 1,914,646 shares at September 30, 2005 and December 31, 2004, respectively	(124,805)	(26,721)
Deferred compensation	(5,707)	(922)
Warrant	25,610	25,610
Retained earnings	550,942	382,567
Total shareholders’ equity	761,398	683,890
Total liabilities and shareholders’ equity	$1,507,688	$1,003,526

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Interest income:
Consumer loans, including past due fees	$37,479	$11,702	$82,460	$27,282
Other	2,468	2,224	8,028	5,841
Total interest income	39,947	13,926	90,488	33,123
Interest expense	(6,345)	(1,951)	(25,140)	(2,722)
Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	33,602	11,975	65,348	30,401
Fees and other income on non-securitized earning assets	112,347	84,600	386,503	153,099
Provision for loan losses	(48,012)	(27,221)	(106,826)	(51,221)
Net interest income, fees and other income on non-securitized earning assets	97,937	69,354	345,025	132,279
Other operating income:
Fees and other income on securitized earning assets	56,503	54,386	116,484	130,180
Servicing income	33,667	23,365	107,819	70,589
Ancillary and interchange revenues	7,325	6,155	19,327	16,281
Equity in income (loss) of equity-method investees	9,708	(169)	35,889	(606)
Total other operating income	107,203	83,737	279,519	216,444
Other operating expense:
Salaries and benefits	9,174	5,744	24,163	17,116
Card and loan servicing	55,115	42,505	177,623	116,397
Marketing and solicitation	26,748	12,251	64,954	26,980
Depreciation	4,846	4,094	13,405	12,046
Other	23,617	21,347	64,533	42,119
Total other operating expense	119,500	85,941	344,678	214,658
Income before minority interests and income taxes	85,640	67,150	279,866	134,065
Minority interests	(2,706)	(7,131)	(14,709)	(20,178)
Income before income taxes	82,934	60,019	265,157	113,887
Income taxes	(30,271)	(21,007)	(96,782)	(41,236)
Net income	$52,663	$39,012	$168,375	$72,651
Net income attributable to common shareholders	$52,663	$37,887	$168,375	$69,359
Net income per common share—basic	$1.09	$0.77	$3.37	$1.41
Net income per common share—diluted	$1.05	$0.75	$3.27	$1.39

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2005

			Additional					Total
	Common Stock		Paid-In	Treasury	Deferred		Retained	Shareholders’
	Shares	Amount	Capital	Stock	Compensation	Warrant	Earnings	Equity
	(Dollars in thousands)
Balance at December 31, 2004	53,159,253	$—	$303,356	$(26,721)	$(922)	$25,610	$382,567	$683,890
Exercise of stock options, including tax benefit	376,924	—	7,079	—	—	—	—	7,079
Use of treasury stock to satisfy stock option exercise	(376,924)	—	(2,050)	2,050	—	—	—	—
Issuance of restricted stock, net	229,952	—	6,973	—	(6,973)	—	—	—
Amortization of deferred compensation	—	—	—	—	2,188	—	—	2,188
Purchase of treasury stock	—	—	—	(100,134)	—	—	—	(100,134)
Net income	—	—	—	—	—	—	168,375	168,375
Balance at September 30, 2005	53,389,205	$—	$315,358	$(124,805)	$(5,707)	$25,610	$550,942	$761,398

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2005	2004
	(In thousands)
Operating activities
Net income	$168,375	$72,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,405	12,046
Provision for loan losses	106,826	51,221
Amortization expense	1,592	2,146
Amortization of deferred revenue/acquired servicing liability	(21,994)	(3,577)
Amortization of deferred compensation	2,188	330
Minority interests	14,709	20,178
Securitization income adjustment	(36,797)	(1,651)
Retained interests income adjustment, net	(806)	12,249
Gain on bulk sale of receivables	(69,559)	—
(Income in excess of distributions from) loss on equity-method investments	(16,408)	606
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in deferred costs	(5,922)	(23,253)
Increase in income tax liability	21,768	4,453
Increase in uncollected fees on non-securitized earning assets	(45,625)	(50,533)
Increase in deferred revenue before amortization thereof	74,013	—
Other	3,925	8,639
Net cash provided by operating activities	209,690	105,505
Investing activities
Investments in equity-method investees	(25,285)	—
Proceeds from equity-method investments	14,146	—
Investments in securitized earning assets	(927,095)	(782,681)
Proceeds from securitized earning assets	793,931	772,411
Investments in non-securitized earning assets	(1,053,454)	(267,308)
Proceeds from non-securitized earning assets	976,148	224,984
Acquisitions of sub-prime lenders’ assets	(134,582)	(135,737)
Purchases and development of software, furniture, fixtures and equipment	(15,410)	(19,007)
Net cash used in investing activities	(371,601)	(207,338)
Financing activities
Minority interests distributions, net of contributions	(18,510)	(14,822)
Proceeds from exercise of stock options	3,308	1,036
Purchase of treasury stock	(100,134)	(23,873)
Proceeds from issuance of convertible senior notes	250,000	—
Debt issuance costs	(10,645)	—
Proceeds from borrowings	125,886	87,378
Repayment of borrowings	(62,328)	(13,676)
Net cash provided by financing activities	187,577	36,043
Net increase (decrease) in cash	25,666	(65,790)
Cash and cash equivalents at beginning of period	68,240	122,526
Cash and cash equivalents at end of period	$93,906	$56,736
Supplemental cash flow information
Cash paid for interest	$18,950	$757
Cash paid for income taxes	$75,011	$36,775
Supplemental non-cash information
Issuance of warrant	$—	$25,610
Notes payable associated with capital leases	$5,022	$7,516
Notes payable associated with investments in securities	$20,214	$—
Accretion of preferred stock dividends	$—	$3,277
Issuance of restricted stock	$6,973	$91

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005

1.   Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect the Company’s reported gains and losses on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and other income on securitized earning assets on the Company’s condensed consolidated statements of operations), as well as the Company’s reported value of securitized earning assets on its condensed consolidated balance sheets. Additionally, estimates of future credit losses on the Company’s non-securitized loans and fees receivable have a significant impact on the provision for loan losses within the Company’s condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on the Company’s condensed consolidated balance sheets. Operating results for the three and nine months ended September 30, 2005 are not necessarily predictive of results for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K filed with the SEC.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. The primary reclassification relates to combining securitized earning assets and non-securitized earning assets and respective results and cash flows thereon on the Company’s condensed consolidated balance sheets, statements of operations and statements of cash flows. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

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

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on the Company’s condensed consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in securities, each of which is discussed separately below. Details of non-securitized earning assets, net balances are as follows (in thousands of dollars):

	Balance at September 30, 2005	Balance at December 31, 2004
Loans and fees receivable, net	$303,644	$94,055
Investments in previously charged-off receivables	19,876	15,094
Investments in securities	65,236	49,281
Non-securitized earning assets, net	$388,756	$158,430

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

Loans and fees receivable associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees, as well as principal balances receivable from this class of customer. In addition to finance charges and late fees on principal balances, the fees associated with this particular product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated life of a customer (approximately one year), and the annual fees are recognized over the year to which they apply. Loans and fees receivable associated with the Company’s micro-loan activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from third-party financial institutions; these fees are recognized as earned—generally over a two-week period. Loans and fees receivable associated with the Company’s auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers; discounts on these loans are recognized over the life of each loan.

The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that management believes will not ultimately be collected. The components of loans and fees receivable, net are as follows (in millions of dollars):

	Balance at December 31, 2004	Additions	Subtractions	Receivables Added Through Acquisitions	Balance at September 30, 2005
Loans and fees receivable, gross	$145.2	$960.5	$(816.8)	$152.0	$440.9
Deferred revenue	(22.0)	(117.4)	88.5	(24.9)	(75.8)
Allowance for uncollectible loans and fees	(29.1)	(106.8)	74.4	—	(61.5)
Loans and fees receivable, net	$94.1	$736.3	$(653.9)	$127.1	$303.6

Interest income associated with loans and fees receivable for the three and nine months ended September 30, 2005 and 2004 is included in interest income on the accompanying condensed consolidated statements of operations under the consumer loans, including past due fees category. Additionally, $75.4 million, $182.0 million, $41.3 million and $82.6 million of fee income associated with these loans and fees receivable for the three and nine months ended September 30, 2005 and 2004, respectively, is reflected in fees and other income from non-securitized earning assets on the condensed consolidated statement of operations. As of September 30, 2005, the weighted-average remaining amortization period for the $75.8 million of deferred revenue reflected in the above table was 8.2 months.

Investments in Previously Charged-Off Receivables.   For the three and nine months ended September 30, 2005, the following table shows a roll-forward of the Company’s investments in previously charged-off receivables activities (in thousands of dollars):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Unrecovered balance at beginning of period	$14,550	$15,094
Acquisitions of defaulted accounts	15,883	36,213
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations)	6,628	41,620
Cost-recovery method income recognized on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	—	69,559
Cash collections	(17,185)	(66,610)
Cash collections on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	—	(76,000)
Unrecovered balance at September 30, 2005	$19,876	$19,876
Estimated remaining collections (“ERC”)	$44,278	$44,278

In June of 2005, a subsidiary of the Company sold a significant pool of its previously charged-off receivables; See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.” Remaining after this sale are the Company’s pools of previously charged-off receivables primarily associated with accounts for which the debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) or accounts participating in or acquired in connection with the subsidiary’s balance transfer program. Additionally, the subsidiary of the Company is expected to continue to acquire for resale under the Forward Flow Contract discussed in Note 5 certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Included in cash collections in the above table is $2.8 million of amortized deferred revenue associated with a $67.0 million cash prepayment made to the Company under the Forward Flow Contract discussed in Note 5.

The life of each pool of charged-off receivables typically acquired by the Company is generally estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. The Company anticipates collecting approximately 40.4% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities.   The Company periodically invests through the open market in debt and equity securities that the Company feels will provide it with an adequate return. Generally, these debt and equity securities are purchased outright or partially funded using existing margin accounts; see Note 11, “Notes Payable and Issuance of Convertible Senior Notes,” below. The Company’s purchased debt securities generally are classified as trading securities. Additionally, the Company has occasionally received distributions of debt securities from its equity-method investees; the Company has classified such distributed debt securities as held to maturity.

Fees and Other Income on Non-Securitized Earning Assets

Fees and other income on non-securitized earning assets include (1) lending fees associated with the Company’s micro-loan activities; (2) fees associated with the Company’s largely fee-based card offering to consumers at the lower end of the FICO scoring system; (3) income associated with the Company’s Fingerhut receivables while the Company has held them on balance sheet; (4) income associated with the Company’s investments in previously charged-off receivables; (5) gain associated with the Company’s bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract”); (6) transaction and other fees associated with the Company’s stored-value card offering; and (7) gains and losses associated with the Company’s investments in debt securities.

Details of the components of fees and other income on non-securitized earning assets for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Fees and other income on non-securitized earning assets:
Retail micro-loan fees	$22,510	$15,347	$58,713	$18,398
Fees on non-securitized credit card receivables	52,123	25,277	120,078	63,482
Fingerhut receivables while on balance sheet	28,350	28,660	84,494	28,660
Investments in previously charged-off receivables	6,628	13,871	41,620	40,858
Gain on bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	—	—	69,559	—
Other	2,736	1,445	12,039	1,701
Total	$112,347	$84,600	$386,503	$153,099

Fees and Other Income on Securitized Earning Assets

Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with the Company’s credit card products, (2) securitization gains and losses and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for the three and nine months ended September 30, 2005 and 2004.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Securitization income	$34,018	$1,651	$36,797	$1,651
Income from retained interests in credit card receivables securitized	7,745	33,609	33,399	69,600
Fees on securitized receivables	14,740	19,126	46,288	58,929
Total fees and other income on securitized earning assets	$56,503	$54,386	$116,484	$130,180

Stock Options

The Company has five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company issued no stock options during the nine months ended September 30, 2005.

The following table presents the effects on net income and net income per common share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income attributable to common shareholders, as reported	$52,663	$37,887	$168,375	$69,359
Stock-based employee compensation expense determined under fair value basis, net of tax	(188)	(187)	(566)	(527)
Pro-forma net income	$52,475	$37,700	$167,809	$68,832
Net income per common share:
Basic—as reported	$1.09	$0.77	$3.37	$1.41
Basic—pro-forma	$1.08	$0.76	$3.36	$1.40
Diluted—as reported	$1.05	$0.75	$3.27	$1.39
Diluted—pro-forma	$1.04	$0.75	$3.26	$1.38

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on the Company’s results of operations.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards 123, “Share Based Payment” (“Statement No. 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement will result in income statement effects similar to those reflected in the above pro-forma computations. The Company is required to adopt Statement No. 123R for interim and annual reporting periods beginning after December 15, 2005, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

The Company measures the profitability of its reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures in order to better align costs with the associated revenues. Summary operating segment information is as follows (in thousands of dollars):

Three Months Ended September 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income (expense), fees and other income on non-securitized earning assets	$66,266	$6,628	$16,607	$8,675	$(239)	$97,937
Total other operating income	$99,443	$2,279	$5,481	$—	$—	$107,203
Income before income taxes	$84,303	$5,047	$2,953	$2,006	$(11,375)	$82,934
Loans and fees receivable, gross	$239,484	$—	$49,308	$150,756	$1,314	$440,862
Loans and fees receivable, net	$137,277	$—	$42,941	$122,722	$704	$303,644
Total assets	$1,104,905	$36,347	$187,565	$168,807	$10,064	$1,507,688

Nine Months Ended September 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables(1)	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$169,033	$111,179	$45,619	$18,228	$966	$345,025
Total other operating income	$257,380	$4,295	$17,844	$—	$—	$279,519
Income before income taxes	$188,596	$89,705	$6,560	$4,979	$(24,683)	$265,157
Loans and fees receivable, gross	$239,484	$—	$49,308	$150,756	$1,314	$440,862
Loans and fees receivable, net	$137,277	$—	$42,941	$122,722	$704	$303,644
Total assets	$1,104,905	$36,347	$187,565	$168,807	$10,064	$1,507,688

(1)    Net interest income, fees and other income on non-securitized earnings assets includes $69.6 million of gain on the bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”).

Three Months Ended September 30, 2004	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$44,376	$13,857	$11,164	$—	$118	$69,515
Total other operating income	$75,783	$—	$7,793	$—	$—	$83,576
Income before income taxes	$59,265	$3,915	$2,705	$—	$(5,866)	$60,019
Loans and fees receivable, gross	$98,291	$—	$32,610	$—	$885	$131,786
Loans and fees receivable, net	$54,503	$—	$27,221	$—	$574	$82,298
Total assets	$774,797	$12,739	$155,421	$—	$4,203	$947,160

Nine Months Ended September 30, 2004	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$77,943	$40,858	$13,269	$—	$209	$132,279
Total other operating income	$206,240	$—	$10,204	$—	$—	$216,444
Income before income taxes	$113,373	$11,427	$3,512	$—	$(14,425)	$113,887
Loans and fees receivable, gross	$98,291	$—	$32,610	$—	$885	$131,786
Loans and fees receivable, net	$54,503	$—	$27,221	$—	$574	$82,298
Total assets	$774,797	$12,739	$155,421	$—	$4,203	$947,160

4.   Shareholders’ Equity

Treasury Stock

The Company’s Board of Directors has authorized a program to repurchase up to 10 million shares of the Company’s outstanding common stock. Under the plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. Concurrent with the Company’s second quarter of 2005 issuance of $250.0 million of convertible senior notes due 2025 (see Note 11, “Notes Payable and Issuance of Convertible Senior Notes”), the Company repurchased 2,994,000 shares of the Company’s common stock for $100.0 million.

At its discretion, the Company will use treasury shares to satisfy option exercises and restricted stock awards. The Company uses the cost approach when accounting for the repurchase and reissuance of its treasury stock. During the three and nine months ended September 30, 2005, the Company reissued 213,924 and 376,924 treasury shares, respectively, in satisfaction of option exercises at a cost of $1.2 million and $2.1 million, respectively.

Restricted Share Awards

The Company granted 3,650 and 230,115 shares of restricted stock under its 2004 Restricted Stock Plan for the three and nine months ended September 30, 2005, respectively. The fair market value of granted restricted shares as of the respective grant dates is shown net of amortization as deferred compensation within consolidated shareholders’ equity as of the close of each accounting period. The Company’s restricted share grants generally vest over a range of 24 to 36 months and are being amortized to compensation expense ratably over the vesting period.

5.   Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract

In June of 2005, a subsidiary of the Company sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (“Encore”) and agreed to sell Encore up to $3.25 billion in face amount of the future charged-off credit card receivables at established pricing over the next five years (the “Forward Flow Contract”). As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million of deferred revenue related to the Forward Flow Contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2005. Ten million dollars of the $67.0 million in deferred revenue related to the Forward Flow Contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on the Company’s condensed consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue will be recognized into income over the life of the contract as the Company’s subsidiary delivers its associated volumes of charged-off credit card receivables to Encore in the future. Based on the Forward Flow Contract, the Company’s subsidiary is expected to purchase for delivery to Encore over the life of the contract, certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract. During the third quarter of 2005, $2.8 million of deferred revenue associated with the Forward Flow Contract was recognized and is included in fees and other income on non-securitized earning assets on the accompanying condensed consolidated statements of operations.

6.   Investments in Equity-Method Investees

In January 2005, the Company purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. A wholly owned subsidiary of the Company and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), transfer in exchange for notes and a subordinated, certificated interest issued by the trust. The Company accounts for its investment in this joint venture and other similar investments in existence as of September 30, 2005 under the equity method of accounting, and these investments are included in investment in equity-method investees on the Company’s condensed consolidated balance sheets.

During the second quarter of 2005, the Company made an $11.0 million payment in final settlement of its obligations to a lender that financed the Company’s original equity investment in CSG, LLC (“CSG’’), an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were repaid during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows received by the Company from its investment in CSG. The $11.0 settlement payment to the lender is included within interest expense in the condensed consolidated statements of operations for the nine month period ended September 30, 2005; because of this payment, the Company is now entitled to receive 100% of all future excess cash flows attributable to the Company’s investment in CSG. The Company anticipates that CSG will resume distributions of excess cash flows to its members (including the Company) during the fourth quarter of 2005.

7.   Fingerhut Receivables

In September 2005, the Company sold its Fingerhut receivables to a trust pursuant to a Statement No. 140 transfer in exchange for a subordinated, certificated interest issued by the trust (“Fingerhut Trust”), thereby resulting in securitization income of $31.6 million. Because the fees earned by the Company for servicing the Fingerhut Trust receivables do not represent adequate compensation for servicing, the Company has recorded a servicing liability associated with its servicing obligation; as of September 30, 2005, this servicing liability was $0.8 million.

Prior to their securitization in September 2005, the then previously de-securitized Fingerhut receivables generated income of $28.4 million and $84.5 million for the three and nine months ended September 30, 2005, respectively, and $28.7 million for both the three and nine months ended September 30, 2004, such amounts being included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations. Included within the above amounts are amortization and recoveries of deferred gain on the previously de-securitized Fingerhut receivables in the amounts of $13.5 million and $23.4 million for the three and nine months ended September 30, 2005, respectively, and $5.2 million for both the three and nine months ended September 30, 2004.

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

9.   Auto Finance Acquisition

On April 1, 2005, the Company completed the acquisition of Wells Fargo Financial’s “Consumer Auto Receivables” business unit. This acquisition included all of Consumer Auto Receivables’ assets, business operations and employees for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt (see Note 11, “Notes Payable and Issuance of Convertible Senior Notes”) with the remainder in cash. Based on fair value purchase accounting, Consumer Auto Receivables had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters. The business has approximately 300 employees. The results of operations of the auto finance business are included in the Company’s condensed consolidated financial statements subsequent to the acquisition date and are treated as a separate segment as shown in Note 3, “Segment Reporting,” above. Goodwill of approximately $22.5 million resulted from this transaction.

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

All of the Company’s originated and purchased credit card receivables, with the exception of those receivables associated with its largely fee-based card offering to consumers at the lower end of the FICO scoring range, are currently held by securitization trusts. The exclusive interest of the Company in these securitized receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company’s condensed consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes the Company’s securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activity of the Company’s equity-method investees:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands)
Gross amount of receivables securitized at period end	$1,649,550	$1,710,585	$1,649,550	$1,710,585
Proceeds from collections reinvested in revolving-period securitizations	$275,484	$243,898	$780,128	$667,081
Excess cash flows generated on securitized receivables	$63,645	$72,303	$185,351	$207,523
Pretax securitization income	$34,018	$1,651	$36,797	$1,651
Income from retained interests in credit card receivables securitized	7,745	33,609	33,399	69,600
Fees on securitized receivables	14,740	19,126	46,288	58,929
Total fees and other income on securitized earning assets	$56,503	$54,386	$116,484	$130,180

The investors in the Company’s securitization transactions have no recourse against the Company for its customers’ failure to pay their credit card receivables. However, the Company’s retained interests are subordinated to the investors’ interests until the investors have been fully paid.

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

The Company’s retained interests in credit card receivables securitized (labeled as securitized earning assets on the condensed consolidated balance sheets) include the following:

	September 30, 2005	December 31, 2004
	(In thousands)
I/O strip	$62,972	$91,654
Accrued interest and fees	12,940	12,603
Servicing liability	(1,098)	(6,336)
Amounts due from securitization	9,188	6,511
Fair value of retained interests	630,367	432,286
Securitized earning assets	$714,369	$536,718

The I/O strip reflects the fair value of the Company’s rights to future income from Company-arranged securitizations and includes certain credit enhancements. The I/O strip decreased during the nine months ended September 30, 2005 principally due to reduced receivables levels within the trust underlying the Company’s 2003 Providian portfolio acquisition (the “Embarcadero Trust”), an increased payment rate experienced within the Company’s originated portfolio master trust and an increase in the weighted-average expected credit loss rate assumption used in the Company’s retained interests valuation models. Partially offsetting this decrease was an increase in yield and a reduction in the residual cash flows discount rate used to value the I/O strip as of September 30, 2005. (See the table below for the assumptions used to value the I/O strip as of September 30, 2005). The slight increase in accrued interest and fees corresponds with the increase in receivables within the Company’s originated portfolio master trust and the inclusion of the receivables within the Fingerhut Trust offset by the net reductions in receivables levels within the Embarcadero Trust. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. Notwithstanding the new servicing liability associated with the September 2005 Fingerhut receivables securitization, the servicing liability decreased slightly consistent with reductions in receivables levels to which the servicing liability relates. The fair value of retained interests includes the Company’s interests in its securitizations. The fair value of retained interests increased between December 31, 2004 and September 30, 2005, principally due to the effects of decreased draws of cash against the Company’s originated portfolio master trust securitization facilities, as well as the aforementioned resecuritization of the Fingerhut receivables. Given the liquidity generated for the Company based on the second quarter of 2005 Encore transaction (see Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract”) and the Company’s $250.0 million convertible senior debt issuance (see Note 11, “Notes Payable and Issuance of Convertible Senior Notes”), the Company funded the majority of cardholder purchases underlying its originated portfolio master trust during the second and third quarters of 2005, rather than drawing against originated portfolio master trust securitization facilities to fund these purchases.

Changes in any of the assumptions used to value the Company’s retained interests in its securitizations could impact the Company’s fair value estimates. The weighted-average key assumptions used to estimate the fair value of the Company’s retained interests in the receivables it has securitized are presented below:

	September 30, 2005	December 31, 2004	September 30, 2004
Yield (annualized)	30.0%	29.4%	28.9%
Payment rate (monthly)	6.6	6.3	6.4
Expected credit loss rate (annualized)	14.1	13.7	13.0
Residual cash flows discount rate	14.5	17.4	15.5
Servicing liability discount rate	14.0	14.0	14.0

The decrease in the residual cash flows discount rate corresponds with new market evidence of tightened spreads on credit card securitization notes based upon the sale to third parties of subordinated bonds in a securitization in the second quarter of 2005 and the renewal at significantly lower pricing of two-year variable funding notes within the Company’s originated portfolio master trust during the third quarter of 2005, coupled with significantly increased overall collateral enhancement levels within the originated portfolio master trust during the second and third quarter of 2005 given the Company’s funding of cardholder purchases as discussed above. These beneficial effects were offset somewhat by increases in the LIBOR rate over the same period. The Company’s Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures.

At September 30, 2005, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized (dollars in thousands):

Credit Card Receivables
Yield (annualized)	30.0%
Impact on fair value of 5% adverse change	$(13,239)
Impact on fair value of 10% adverse change	$(26,477)
Payment rate (monthly)	6.6%
Impact on fair value of 5% adverse change	$(1,466)
Impact on fair value of 10% adverse change	$(3,250)
Expected credit loss rate (annualized)	14.1%
Impact on fair value of 5% adverse change	$(5,928)
Impact on fair value of 10% adverse change	$(11,857)
Residual cash flows discount rate	14.5%
Impact on fair value of 5% adverse change	$(1,957)
Impact on fair value of 10% adverse change	$(3,899)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(85)
Impact on fair value of 10% adverse change	$(171)

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

	September 30, 2005	December 31, 2004
(In thousands)
Total managed principal balance	$ 1,501,222	$ 1,493,903
Total managed finance charge balance	148,328	160,382
Total managed receivables	$ 1,649,550	$ 1,654,285
Receivables delinquent—60 or more days	$ 136,704	$ 144,715
Net charge offs for the three months ended	$ 42,862	$ 44,770

11.   Notes Payable and Issuance of Convertible Senior Notes

Included in notes payable as of September 30, 2005 are the following debt instruments associated with the acquisition of and ongoing working capital needs of the Company’s Retail Micro-Loans segment (in thousands of dollars):

	Balance at September 30, 2005	Applicable Interest Rate as of September 30, 2005
Term Loan A	$20,000	7.5%
Term Loan B	20,000	13.0%
Seller Note	5,000	10.0%
Revolving Credit Facility	3,100	6.6%
Total Debt	$48,100

The interest rates associated with the term loan facilities are adjusted periodically based on an index over LIBOR or Prime.

Effective June 30, 2005, the Company reduced the amount of notes payable associated with the acquisition of and ongoing working capital needs of the Retail Micro-Loans segment. The current amounts outstanding and their associated interest rates are reflected in the table above. In connection with the amended financing document, the maturity date of the term loans was extended to June 30, 2007 and financial covenants that govern these term loans were modified to focus on leverage tests in relation to earnings before interest, taxes, depreciation and amortization. The Company has agreed to provide up to $8.0 million of further capital to reduce term loan outstanding balances on June 30, 2006 if certain contingencies arise prior to that date. In addition, while all of the Retail Micro-Loans segment’s notes payable are recourse only to the assets of the Retail Micro-Loans segment, the Company has agreed to guarantee a $10.0 million Revolving Credit Facility that provides working capital for this segment, of which $3.1 million was outstanding at September 30, 3005.

Similarly, notes payable as of September 30, 2005 include $87.8 million of notes payable associated with the acquisition of and ongoing working capital needs of the Company’s Auto Finance segment. These notes payable are held by a conduit underlying a structured financing of the Auto Finance segments receivables; they have a 364-day maturity from the date of issuance, and they bore an interest rate of 7.8% as of September 30, 2005. The debt incurred under this facility is recourse only to the assets that are pledged to the lender. The Company intends to finance any receivables growth in the business through this same process.

Finally, the Company’s September 30, 2005 notes payable balances also include $20.2 million related to margin borrowings underlying the Company’s investments in securities (for which interest was charged at a 5.8% rate as of September 30, 2005), as well as $5.0 million of borrowings associated with certain vendor-financed acquisitions of software and equipment (for which interest rates ranged from 3% to 7% as of September 30, 2005).

In May 2005, the Company issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and the notes were subsequently registered with the SEC. These notes are reflected within the Company’s September 30, 2005 convertible senior notes balance on its condensed consolidated balance sheet.

During certain periods and subject to certain conditions, the $250.0 million of notes will be convertible by holders into cash and, if applicable, shares of the Company’s common stock at an initial conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock. Upon conversion of the notes, the Company will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at its option, either cash or shares of the Company’s common stock in respect of the remainder of the conversion obligation, if any. Beginning with the six-month period commencing on May 30, 2012, the Company will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. The Company may redeem the notes at its election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require the Company to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events.

12.   Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. The Company’s off balance sheet risks with respect to the receivables the Company manages include commitments to extend further credit to cardholders totaling $2.0 billion at September 30, 2005. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced and does not anticipate that all of its customers will exercise their entire available line of credit at any given point in time. The Company has the right to reduce or cancel these available lines of credit at any time.

The Company is an equity member of CSG. During the second quarter of 2002, CSG entered into a note purchase agreement whereby it agreed to buy additional interests in a portfolio of credit card receivables owned by CSG Trust should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2005, CSG would be obligated to purchase up to $49.8 million of new notes from the CSG Trust should this contingency arise. In general, this contingency amount will decline as the amount of credit available to cardholders for future purchases declines. The portfolio has declined and is expected to continue to decline during the life of the CSG Trust as payments are expected to exceed new purchases each month. As a member of CSG, the Company has agreed to guarantee the payment of the purchase price of the aforementioned new notes if the events giving rise to this contingency arise, but only if CSG itself should fail to purchase the new notes under the note purchase agreement. As of September 30, 2005, CSG had not purchased and was not required to purchase any additional notes under the note purchase agreement. The Company’s guarantee is limited to its ownership percentage in CSG (which at September 30, 2005 was 50%) multiplied by the total amount of the notes that CSG would be required to purchase. Therefore, as of September 30, 2005, the maximum amount of the Company’s guarantee was $24.9 million. The Company currently does not have any liability recorded with respect to this guarantee, but it will record one if events occur that make payment probable under the guarantee. The fair value of this guarantee is not material.

For various other receivables portfolio investments the Company has made through majority-owned subsidiaries and equity-method investees, the Company has entered into similar note purchase agreements (and related guarantees) to that described with respect to CSG above. As of September 30, 2005, none of these majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. The Company’s guarantee is limited to its respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied times the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of September 30, 2005, the maximum amount of the Company’s collective guarantees related to all of these other majority-owned subsidiaries and equity-method investees was $434.3 million. The Company currently does not have any liability recorded with respect to these guarantees, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

The Company’s agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company’s benefit. To secure this obligation, the Company has provided the financial institution a $10.0 million standby letter of credit (with respect to which cash collateralization requirements were removed in the second quarter of 2005) and has pledged retained interests carried at $52.1 million. The Company’s arrangements with the financial institution expire in March 2006. If the Company were to terminate a sub-service agreement under which this institution also provides certain services for the Company, there would be penalties of $1.5 million as of September 30, 2005. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

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

One of the Company’s most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of the Company’s securitizations vary. As of September 30, 2005, securitization facilities underlying the Company’s securitization trusts included: a six-year term securitization facility, a five-year term securitization facility, a two-year variable funding securitization facility with renewal options and a one-year conduit securitization facility with renewal options issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the

Embarcadero Trust; a two-year amortizing term securitization facility issued out of the Fingerhut Trust; and a one-year variable funding securitization facility issued out of the a trust associated with the Company’s securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively. While the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company’s need for additional liquidity.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of the Company’s subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of the Company’s Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. The Company intends to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. There are no other material pending legal proceedings to which the Company is a party.

On September 25, 2005, a wholly owned subsidiary of CompuCredit Corporation entered into a stock purchase agreement with CardWorks, L.P., pursuant to which the subsidiary would acquire all of the issued and outstanding shares of capital stock of CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. The purchase price to be paid for the shares is $270.0 million in cash. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to be completed late in the fourth quarter of 2005 or early 2006. Pursuant to the agreement, the subsidiary could be subject to a fee of $27.0 million if the contract is terminated as defined by the purchase agreement. The Company currently does not have any liability recorded with respect to the guarantee discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantee.

13.   Net Income Per Common Share

The following table sets forth the computation of net income per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$ 52,663	$ 39,012	$ 168,375	$ 72,651
Preferred stock dividends	—	(1,125)	—	(3,292)
Net income attributable to common shareholders	$ 52,663	$ 37,887	$ 168,375	$ 69,359
Denominator:
Denominator for basic net income per common share (weighted-average shares outstanding)	48,524	50,876	49,930	51,387
Effect of dilutive stock options, warrants and restricted stock	1,754	810	1,520	860
Denominator for diluted net income per common share (adjusted weighted-average shares)	50,278	51,686	51,450	52,247
Net income per common share—Basic	$ 1.09	$ 0.77	$ 3.37	$ 1.41
Net income per common share—Diluted	$ 1.05	$ 0.75	$ 3.27	$ 1.39

Excluded from the three and nine months ended September 30, 2005 net income per common share calculations were options to purchase 26,000 and 25,000 shares of common stock, respectively, as their effects were anti-dilutive. Excluded from the three and nine months ended September 30, 2004 net income per common share calculations are warrants to purchase 2.4 million shares of common stock and options to purchase 0.3 million shares of common stock as their effects were anti-dilutive.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions. We generally have financed our credit card activities through securitization of the receivables underlying the accounts we originate and the portfolios we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the “advance rate”) that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders.

More recently, we have diversified our business operations to include the purchase and recovery of previously charged-off receivables, the issuance of a stored-value card through mass marketing efforts and the marketing and servicing of micro-loans through various channels, including retail branch locations, grocery and convenience stores, direct marketing, telemarketing and the Internet.

Additionally, during the nine months ended September 30, 2005, we partnered with others to complete two credit card portfolio acquisitions, we completed our acquisition of Wells Fargo Financial’s “Consumer Auto Receivables” business unit and most recently, we have entered into a stock purchase agreement with CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC.

Both occurring during the first quarter of 2005, the first credit card portfolio acquisition of $72.1 million (face amount) in credit card receivables was through a majority-owned subsidiary, while the second involved the purchase of $376.3 million (face amount) of credit card receivables through a 47.5% equity-method interest in a joint venture with other unaffiliated investors. The acquisition of the Consumer Auto Receivables business unit included all of Consumer Auto Receivables’ assets, business operations and employees for approximately $121.5 million including transaction costs. Our $270.0 million Cardworks, Inc. acquisition is subject to customary closing conditions, including the receipt of regulatory approval, and is expected to be completed late in the fourth quarter of 2005 or early 2006.

During the second quarter of 2005, we issued $250.0 million aggregate principal amount of our 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, providing a significant source of new liquidity for our Company. These convertible senior notes were subsequently registered with the SEC.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005, Compared to Three and Nine Months Ended September 30, 2004

Total interest income.   Total interest income consists primarily of finance charges and late fees earned on our largely fee-based card offering to consumers at the lower end of the FICO scoring range and interest and fee income associated with our new Auto Finance segment. The $26.0 million and $57.4 million increase when comparing the three and nine months ended September 30, 2005 to 2004, respectively, is primarily due to growth in credit card receivables associated with our largely fee based card offering to consumers at the lower end of the FICO scoring range, as well as the addition of our Auto Finance segment and its related loans receivable, none of which we have securitized. Also included within total interest income (under the other category) is the interest income we have earned on our interest-bearing cash accounts and various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust subordinated, certificated interest. Nevertheless, our other interest income levels have increased between 2004 and 2005 due to (1) other bond investments that we have made (typically in bonds issued by other third-party asset backed securitization trusts) throughout 2004 and the first nine months of 2005, and (2) cash deposits associated with our $250.0 million convertible senior note offering and our receipt of $143.0 in cash from the sale of assets within our Investments in Previously Charged-Off Receivables segment that were temporarily accumulated in interest-bearing accounts prior to their use during the third quarter of this year to fund cardholder purchases and other investments.

As we continue to grow our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range as well as the receivables within our new Auto Finance segment, and assuming that we do not securitize the loans receivable underlying these product offerings in off balance sheet arrangements, we expect to see continued growth in our total interest income throughout 2005.

Interest Expense.   Interest expense increased $4.4 million and $22.4 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of the prior year. The increase in interest expense for the nine month period ended September 30, 2005 when compared to the same period in the prior year is principally due to an $11.0 million final settlement of our obligations to a lender that financed our original equity investment in CSG, an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were repaid during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows we receive from our investment in CSG. Because of our $11.0 million settlement payment to the lender, the Company is now entitled to receive 100% of all future excess cash flows attributable to the Company’s investment in CSG; we expect to resume receipt of these excess cash flows (and hence begin realization of the benefits of our settlement payment to the lender) during the fourth quarter of 2005. Additional 2005 increases in interest costs when compared to corresponding periods in the prior year are associated with:

(1)         our Retail Micro-Loans segment acquisition and working capital-related debt, which increased interest costs $0.3 million and $3.6 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods in the prior year;

(2)         debt funding for the acquisition and operations of our new Auto Finance segment, which added $2.6 million and $5.0 million in interest costs for the three and nine months ended September 30, 2005, respectively; and

(3)         our second quarter of 2005 convertible senior note issuance, which added $2.1 million and $3.1 million in interest costs for both the three and nine months ended September 30, 2005, respectively.

Fees and other income on non-securitized earning assets.   The following table details the components of fees and other income on non-securitized earning assets for the three and nine months ended September 30, 2005 and 2004:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(In thousands)
Fees and other income on non-securitized earning assets:
Retail micro-loan fees	$22,510	$15,347	$58,713	$18,398
Fees on non-securitized credit card receivables	52,123	25,277	120,078	63,482
Fingerhut receivables while on balance sheet	28,350	28,660	84,494	28,660
Investments in previously charged-off receivables	6,628	13,871	41,620	40,858
Gain on bulk sale of previously charged-off receivables	—	—	69,559	—
Other	2,736	1,445	12,039	1,701
Total	$112,347	$84,600	$386,503	$153,099

The increase in fees and other income on non-securitized earning assets of $27.7 million and $233.4 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of the prior year, was largely attributable to:

(1)         growth in fees on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which increased $26.8 million and $56.6 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of the prior year;

(2)         the addition of our Retail Micro-Loans segment (during the second quarter of 2004) in which fees increased $7.2 million and $40.3 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of the prior year;

(3)         increased income (including amortization of deferred gain) of  $55.8 million for the nine months ended September 30, 2005 when compared to the same period in the prior year associated with the Fingerhut receivables while held on balance sheet following their de-securitization in the third quarter of last year and prior to their securitization in September 2005 of this year, as referenced in Note 7, “Fingerhut Receivables,” to our condensed consolidated financial statements included herein (Income associated with the Fingerhut receivables for the three months ended September 30, 2005 when compared to the same period in the prior year was relatively flat to down due to the declining balances within the Fingerhut portfolio and an associated reduction in deferred gain recognition; this decline was offset somewhat by recognition of the remaining deferred gain upon securitization of these receivables in September 2005.);

(4)         growth in income within our Investments In Previously Charged-Off Receivables segment of $0.8 million for the nine months ended September 30, 2005, when compared to the same period of the prior year (Income within our Investments In Previously Charged-Off Receivables segment declined during the three months ended September 30,2005 when compared to the same period in the prior year due to the bulk sale of receivables during the prior quarter.); and

(5)         our bulk sale of previously charged-off receivables during the second quarter of 2005, which generated $69.6 in fees and other income for the nine months ended September 30, 2005, with no corresponding amount recognized in the prior year.

The bulk sale of previously charged-off receivables transaction is discussed further in the specific segment discussion for our Investments in Previously Charged-Off Receivables segment. Because of that transaction, we do not anticipate investments in previously charged-off receivables income to grow throughout the rest of 2005 when compared to the same periods in the prior year. As was shown during this year’s third quarter, we expect this income to be lower during the fourth quarter of this year than in last year’s fourth quarter.

Because of the September 2005 securitization of the Fingerhut receivables, income for the foreseeable future associated with the Fingerhut receivables will be represented exclusively within the income from retained interests in credit card receivables category (as part of fees and other income on securitized assets on our consolidated statements of operations securitization) and within servicing income on our consolidated statements of operations. Upon securitization of these receivables in September 2005, we recorded securitization income (as part of fees and other income on securitized earning assets on our consolidated statements of operations) of $31.6 million.

The other category above includes gains on put options that we wrote on our stock, gains associated with our investments in securities and fees associated with our stored-value card, merchant credit and on-line micro-lending operations, none of which currently represent significant activities for us. We expect to see continued income growth within the other category as well as within our retail micro-loans fees and fees on non-securitized credit card categories throughout the remainder of this year.

Provision for loan losses.   Our provision for loan losses increased $20.8 million and $55.6 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of 2004, principally due to significant year-over-year growth in on-balance sheet loans and fees receivable related to: (1) our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (2) our micro-loan acquisitions, two of which occurred in the second and third quarters of 2004; and (3) our second quarter 2005 Auto Finance segment acquisition.

The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) fees receivable underlying fee income included within our fees and other income on non-securitized assets category. Although we do not expect to see any significant degradation in credit quality for the next few quarters and while, considering seasonality, current delinquency and credit loss trends look favorable, we do expect that our provision for loan losses will increase over the next few quarters based on the loans and fees receivable growth that we are planning. Our provision for loan losses as a percentage of average loans and fees receivable for the third quarter of 2005 is significantly lower than for the third quarter of 2004, principally due to our acquisition within the Auto Finance segment during the second quarter of 2005. We acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability within accounts payable and accrued expenses on our balance sheet. Because of the level of recourse that we have back to the dealers, our credit losses for the Auto Finance segment are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities. The effects of the auto finance acquisition also account for the reduction in the ratio of our allowance for uncollectible loans and fees receivable as a percentage of period-end loans and fees receivable at September 30, 2005, versus recent prior quarters. The dealer reserve liability that we have included within accounts payable and accrued expenses at September 30, 2005 is $29.5 million. Another factor favorable to the above ratios is $15.8 million of a new third quarter 2005 category of receivables within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we have not provided an allowance for these loans receivables because we do not expect to see any charge offs of these receivables. Lastly, the aforementioned ratios are also favorably influenced thus far in 2005 by the improved overall credit environment that we have experienced across the board within our portfolio of loans and fees receivable.

Fees and other income on securitized earning assets.   Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains and losses and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for the three and nine months ended September 30, 2005 and 2004.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(In thousands)
Securitization income	$34,018	$1,651	$36,797	$1,651
Income from retained interests in credit card receivables securitized	7,745	33,609	33,399	69,600
Fees on securitized receivables	14,740	19,126	46,288	58,929
Total fees and other income on securitized earning assets	$56,503	$54,386	$116,484	$130,180

The following trends are noted with respect to the above table of fees and other income on securitized earning assets:

(1)         The $34.0 million and $36.8 million of securitization income for the three and nine months ended September 30, 2005, respectively, relates to securitization of the Fingerhut receivables which resulted in a securitization gain of $31.6 million as well as $1.6 million of securitization income associated with our first quarter 2005 acquisition of $72.1 million (face amount) in credit card receivables through one of our majority—owned subsidiaries. Additionally, securitization income of $2.4 million and $3.6 million for the three and nine months ended September 30, 2005, respectively, resulted from a net increase in the managed receivables underlying securitizations through our originated portfolio master trust during the second and third quarters of 2005; in recent prior quarters, we experienced net liquidations of managed receivables within the originated portfolio master trust. We expect to see additional securitization income associated with receivables underlying securitizations through our originated portfolio master trust throughout the balance of 2005.

(2)         Income from retained interests in credit card receivables securitized is down $25.9 million between the third quarter of 2004 and the third quarter of 2005 and is down $36.2 million year to date 2005 versus year to date 2004, due in part to: (a) reductions in managed receivables levels within the Embarcadero Trust between the third quarter of 2004 and the third quarter of 2005 and (b) the effects of purchase discounts underlying our retained interests in the Embarcadero Trust. The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust have abated significantly between the third quarter of 2004 and the third quarter of 2005; this was expected as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher finance charge and late fee charge offs and higher principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interest in credit card receivables securitized.

(3)         Another factor underlying the decrease in income from retained interests in credit card receivables securitized is the increase in our servicing rates to 4% on the two term securitization facilities issued out of the originated portfolio master trust in October 2004. This accounts for $6.3 million and $18.8 million of this decrease for the three and nine months ended September 30, 2005, respectively, versus the three and nine months ended September 30, 2004, respectively. Offsetting this amount dollar-for-dollar are a $6.3 million and $18.8 million increase in servicing income for the three and nine months ended September 30, 2005, respectively, versus the three and nine months ended September 30, 2004.

(4)         The various decreases in income from retained interests in credit card receivables securitized described above were offset somewhat by (a) income associated with the September 2005 securitization of the Fingerhut receivables and (b) modest amounts of income associated with the securitization trust underlying our third quarter 2004 acquisition of $92.0 million in face amount and our first quarter 2005 acquisition of $72.1 million in face amount of receivables.

(5)         Given the volatility of changing credit enhancement levels and assumptions within our Statement No. 140 models, it is difficult for us to predict any particular ongoing trend for our future income from retained interests in credit card receivables securitized. We do note, however, that seasonally adjusted credit loss and delinquency trends continue to be favorable.

(6)         Fees on securitized receivables have declined primarily due to lower 2005 over-limit fees, reflecting the fact that many of our originated portfolio master trust receivables relate to newer account additions, as well as general economic environment and credit quality improvements for our securitized receivables which are consistent with the general improvements seen in our delinquency and charge-off rates.

Further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized, are provided in the discussion of our Credit Cards segment below.

Servicing income.   Servicing income increased $10.3 million and $37.2 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of the prior year, due in part to the $6.3 million and $18.8 million higher servicing fees realized for the three and nine months ended September 30, 2005, respectively, for the two term securitization facilities issued out of the originated portfolio master trust in October 2004. These two term securitization facilities permitted an increase in our servicing rates to 4% (i.e., from the .10% level that we have historically experienced for facilities issued out of our originated portfolio master trust). Also contributing to the servicing income increases were (1) $7.6 million of higher retail micro-loan processing and servicing fees for the nine months ended September 30, 2005 when compared to the same period of the prior year and (2) the addition of servicing income related to the $92.0 million (face amount) in receivables that we acquired and securitized during the third quarter of 2004, the $996.5 million (face amount) in receivables that our equity-method investee, Transistor, acquired during the fourth quarter of 2004, the $376.3 million (face amount) in receivables that our newest equity-method investee acquired during the first quarter of 2005 and the $72.1 million (face amount) in receivables that we acquired during the first quarter of 2005.

The above-noted servicing income increases were offset partially by declines in the Embarcadero Trust and CSG Trust managed receivables, the third quarter 2004 de-securitization of the Fingerhut receivables (which were subsequently re-securitized in September 2005) and decreases in servicing revenues (from $7.8 million in the third quarter of 2004 to $5.5 million in the third quarter of 2005) within our Retail Micro-Loans segment as a result of the guidance adopted by the FDIC regarding micro-loans (see Retail Micro-Loans segment discussion below). The de-securitization of the Fingerhut receivables in the third quarter of 2004 resulted in a year-over-year reduction of $3.5 million and $17.7 million in servicing revenues for the three and nine months ended September 30, 2005, respectively, relative to comparable periods of 2004. With our new September 2005 securitization of the Fingerhut receivables, we expect to see Fingerhut-related servicing revenues in future quarters (at amounts that will decline over time with liquidation of the Fingerhut receivables).

We expect servicing income levels during the remainder of 2005 that will be higher than 2004 levels based on the new, higher term securitization facility servicing rates, coupled with anticipated originated portfolio master trust receivables growth in 2005, the re-securitization of the Fingerhut receivables and the new servicing opportunities that have arisen for us associated with the credit card receivables portfolio acquisitions mentioned above. To the extent that our servicing income rises associated with increased servicing rates on the two recent term securitization facilities issued out of the originated portfolio master trust, we will experience an offsetting reduction in income from retained interests in credit card receivables securitized (a component of fees and other income on securitized earning assets).

Ancillary and interchange revenues.   Ancillary and interchange revenues increased $1.2 million and $3.0 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of the prior year, primarily due to growth in both categories as a result of the addition of new accounts in our core portfolio, growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our recent emphasis on new account additions to replace older more stagnant accounts has produced higher interchange revenues.

Equity in income of equity-method investees.   Equity in income of equity-method investees increased $9.9 million and $36.5 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 primarily due to income associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees made during the fourth quarter of 2004 and our first quarter 2005 investment in a 47.5%-owned equity-method investee that acquired a credit card receivables portfolio in that same quarter. We expect these new investees to continue to contribute significantly to our equity in income of equity-method investees for the remainder of this year.

Total other operating expense.   Total other operating expense increased by $33.6 million and $130.0 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 due to the following specific increases relative to 2004 expense levels:

(1)         a $3.4 million and $7.1 million increase for the three and nine months ended September 30, 2005, respectively, in salaries and benefits primarily due to growth in our originated portfolio, increases in our receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range as well as the addition of several new managed receivables portfolios noted in the servicing income discussion above;

(2)         a $12.6 million and $61.2 million increase for the three and nine months ended September 30, 2005, respectively, related to card and loan servicing primarily due to (a) the addition of the Company’s micro-loan activities (increases of $2.9 million and $20.8 million for the three and nine months ended September 30, 2005, respectively), (b) servicing costs related to growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (c) the addition of several new managed receivables portfolios noted in the servicing income discussion above (increases of $9.7 million and $34.7 million for the three and nine months ended September 30, 2005, respectively, which were partly offset by some liquidations of receivables in earlier-acquired portfolios), (d) net growth in our originated portfolio master trust receivables, and (e) the April 1, 2005 addition of our Auto Finance segment;

(3)         a $14.5 million and $38.0 million increase for the three and nine months ended September 30, 2005, respectively, in marketing and solicitation costs principally associated with (a) increased marketing efforts aimed at growing account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and (b) the addition of our Retail Micro-Loans segment; and

(4)         an overall increase of $2.3 million and $22.4 million for the three and nine months ended September 30, 2005, respectively, in other expenses, including occupancy, consulting and related expenses, due primarily to the addition of our Retail Micro-Loans and Auto Finance segments.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business throughout the remainder of this year and into next year, and while certain unique expenses undertaken in 2004 may not be repeated in 2005 and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year comparative basis) based on growth that we plan to undertake. During the second quarter of 2005, we decided to accelerate our growth plans for the receivables underlying our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; as such, we expect continued significant marketing expense levels throughout the remainder of 2005.

Minority Interest.   The ownership interests of minority holders of equity in our majority-owned subsidiaries are reflected as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $2.7 million and $14.7 million for the three and nine months ended September 30, 2005, respectively, versus $7.1 million and $20.2 million for the same periods of 2004. These trends are consistent with the relative contributions of two of our majority-owned subsidiaries to income from retained interest in credit card receivables securitized as discussed above. One of our majority-owned subsidiaries owns the retained interests in the Embarcadero Trust and the other owns the retained interests in the trust that we formed in 2004 to facilitate the securitization of $92.0 million (face amount) of credit card receivables acquired in the third quarter of 2004 and $72.1 million (face amount) of credit card receivables acquired in the first quarter of 2005. For more details, see the above discussion of purchase discount effects and receivables mix changes in the analysis of income from retained interest in credit card receivables securitized trends.

Income Taxes.   Our effective tax rate was 36.5% for both the three and nine months ended September 30, 2005, compared to 35.0% and 36.2% for the three and nine months ended September 30, 2004, respectively. The 0.3% increase in our year-to-date effective tax rate between 2004 and 2005 is principally due to our expansion into additional state tax jurisdictions through acquisitions.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with all of our credit card products, including our largely fee-based card offering to consumers at the lower end of the FICO scoring range. Because we have not securitized the receivables associated with our largely fee-based offering to consumers at the lower end of the FICO scoring range, revenues associated with this offering include interest income (along with late fees), fees and other income. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and other income on securitized earnings assets within the Credit Cards segment include (1) securitization income, (2) income from retained interests in credit card receivables securitized, and (3) fees and other income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and other income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

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

Managed receivables data assume that none of the credit card receivables underlying our off balance sheet securitization facilities were ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loan and fee receivables (i.e., all but $239.5 million of GAAP credit card loan and fee receivables at gross face value) had been sold in securitization transactions as of September 30, 2005; (2) a look-through to our economic share of (or equity interest in) the receivables that we manage for our three equity-method investees; (3) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (4) recognition that the previously de-securitized Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

The period-end and average managed receivables data (as well as delinquency and charge-off statistics) that follow within this section exclude receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Summarized below are the managed accounts underlying our 2005 acquisitions, as well as those acquired accounts that have been excluded from our credit card data because at the time of purchase, they were in a late delinquency status (in thousands):

Acquired accounts	243
Excluded accounts	9

The credit card receivables portfolios that we acquire are typically acquired at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts noted above. Another portion of each discount relates to the credit quality of the remaining acquired receivables and is calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we amortize into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. The following table summarizes the discount components associated with our economic interests in 2004 and 2005 acquired portfolios as they were computed at dates of acquisition:

	Purchases occurring:
	Nine months ended	Year ended
	September 30, 2005	December 31, 2004
	(In millions)
Total face value acquired	$228.1	$401.6
Total discount	46.7	77.2
Portion used for excluded receivables	13.1	26.9
Portion needed for credit quality	21.5	35.1
Portion reflecting accretable yield	12.1	15.2

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. The delinquency and charge-off data reflected herein are considered by management in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized, which is a component of securitized earning assets on our condensed consolidated balance sheets. As receivables are charged off, the charge offs of non-securitized receivables are reflected within our provision for loan losses, and the charge offs of securitized receivables are reflected as an offset in determining income from retained interest in credit card receivables securitized (within fees and other income on securitized earning assets) on our condensed consolidated statements of operations.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts.

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

The following table presents the delinquency trends of the credit card receivables that we manage:

	As of
	2005			2004				2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; % of total)
Period-end managed receivables	$2,230,108	$2,198,703	$2,246,256	$2,166,489	$1,931,514	$1,942,059	$2,090,644	$2,340,898
Period-end managed accounts	3,169	2,973	2,943	2,888	2,317	2,222	2,276	2,416
Receivables delinquent:
30 to 59 days past due	$82,070	$83,175	$70,558	$80,419	$76,028	$84,474	$71,108	$104,380
60 to 89 days past due	66,287	61,882	54,505	61,408	61,144	60,780	58,188	79,347
90 or more days past due	158,161	128,351	143,416	167,863	148,132	126,505	160,055	200,965
Total 30 or more days past due	$306,518	$273,408	$268,479	$309,690	$285,304	$271,759	$289,351	$384,692
Total 60 or more days past due	$224,448	$190,233	$197,921	$229,271	$209,276	$187,285	$218,243	$280,312
Receivables delinquent as % of period-end loans:
30 to 59 days past due	3.7%	3.8%	3.1%	3.7%	3.9%	4.3%	3.4%	4.5%
60 to 89 days past due	3.0%	2.8%	2.4%	2.8%	3.2%	3.1%	2.8%	3.4%
90 or more days past due	7.1%	5.8%	6.4%	7.7%	7.7%	6.5%	7.7%	8.6%
Total 30 or more days past due	13.8%	12.4%	11.9%	14.2%	14.8%	13.9%	13.9%	16.5%
Total 60 or more days past due	10.1%	8.6%	8.8%	10.5%	10.9%	9.6%	10.5%	12.0%

A comparison of our lower delinquency rates in all categories as of September 30, 2005 to those as of September 30, 2004 supports our belief that we are seeing credit quality improvements within our portfolios. We believe this to be the case despite our marketing and addition of new accounts underlying our originated portfolio master trust during 2004, which tend to have lower delinquency rates than more mature accounts. The favorable effects of this phenomenon are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels.

The increases in our 30 to 59 and 60 to 89 days past due delinquency rates since March 31, 2005 are consistent with the seasonal trends that we have experienced in prior years. We typically experience higher payments, and hence lower delinquencies, during the first quarter of each year. We expect to see an increase in charge-offs in the fourth quarter related to these seasonal trends. In addition to these seasonal trends, we expect an increase in fourth quarter gross charge offs due to increased bankruptcy filings in advance of the effective date of recently enacted bankruptcy legislation. (See discussion of charge-offs below.) Finally, we expect that the recent Gulf coast hurricanes will not have a material effect on our delinquency ratios and charge offs given that only 0.9% of our cardholders reside within zip codes associated with the geographic areas affected by the hurricanes.

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

The following table presents charge off data for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our consolidated subsidiaries), including the Fingerhut receivables that were re-securitized in September 2005; (2) our respective 50.0%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) the $239.5 million face amount of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which have not been securitized.

	For the Three Months Ended
	2005			2004				2003
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
	(Dollars in thousands; percentages annualized)
Average managed receivables	$2,211,547	$2,212,378	$2,307,471	$2,039,235	$1,924,520	$2,001,489	$2,219,537	$2,419,674
Gross yield ratio	30.2%	29.1%	28.2%	29.3%	29.8%	29.6%	30.3%	31.3%
Combined gross charge offs	$120,989	$129,921	$117,924	$131,061	$121,498	$140,573	$165,815	$169,482
Net charge offs	$58,473	$67,602	$52,432	$58,270	$61,255	$74,087	$87,331	$90,446
Adjusted charge offs	$42,463	$44,900	$39,053	$39,899	$38,343	$43,934	$45,294	$47,304
Combined gross charge off ratio	21.9%	23.5%	20.4%	25.7%	25.3%	28.1%	29.9%	28.0%
Net charge off ratio	10.6%	12.2%	9.1%	11.4%	12.7%	14.8%	15.7%	15.0%
Adjusted charge off ratio	7.7%	8.1%	6.8%	7.8%	8.0%	8.8%	8.2%	7.8%
Net interest margin	23.3%	22.5%	21.1%	20.4%	22.4%	20.8%	20.1%	22.1%
Other income ratio	10.4%	8.6%	6.8%	5.4%	7.4%	6.9%	6.2%	5.9%
Operating ratio	9.0%	8.9%	8.6%	10.3%	8.2%	7.6%	7.1%	8.6%

The higher gross yield ratio experienced during the third quarter of 2005 reflects interest rate increases associated with cardholder accounts, as well as trending late fee increases associated with seasonal delinquency rises subsequent to the first quarter of this year. Interest rates on our credit card receivables are indexed to prime rates, which have increased along with Federal Reserve Board rate increases over the past several months. Observations with respect to the remaining categories in the above table are as follows:

•       While all of our charge-off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, which was renewed during mid to late 2004 and has continued into 2005, the favorable effects of the new accounts are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater charge-off levels than we experience within our originated portfolio master trust and with respect to purchased receivables.

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

•       Our first quarter of 2005 combined gross charge off, net charge off and adjusted charge off ratios all benefit from the effects of three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. That is to say that our March 31, 2005 managed receivables data exclude all receivables associated with accounts that were at or near charge off at the time the receivables portfolios were acquired. The exclusion of these late stage or severely delinquent accounts at the time of acquisition means that there are fewer charge offs on the acquired portfolios’ receivables until the acquired portfolios season through their delinquency buckets in the months following the acquisitions. Magnifying this beneficial effect is the fact that while there are no charge offs of these receivables until the portfolios season through their delinquency buckets, the denominator of the various charge off ratio computations is increased to include all of the acquired portfolios’ receivables that were not at or near charge off at the times of acquisition. In prior filings we have sometimes referred to this effect as the “denominator effect.” These beneficial effects diminished significantly during the second quarter of 2005 with the seasoning of the acquired portfolio’s receivables through their delinquency buckets; this accounted for the increases in the second quarter 2005 combined charge off ratio, net charge off ratio and adjusted charge off ratio relative to comparable first quarter 2005 ratios.

•       The gap between our net charge offs and adjusted charge offs, as well as their associated ratios, has narrowed in recent quarters leading up to the first quarter of 2005. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables. Our first quarter 2005 receivables acquisitions should serve to diminish somewhat the pace of this trend over the next few quarters; in fact, these acquisitions contributed to a temporary reversal of this trend in the second quarter of 2005. As first quarter 2005 acquisitions began to age through their delinquency buckets in the second quarter of 2005, we began to experience charge offs for these acquisitions for the first time, and the net charge offs associated with these acquisitions were offset by credit quality discounts in arriving at our adjusted charge offs. This caused the proportion of net charges to which credit quality discounts relate to actually increase (thus widening the spread between the net charge off ratio and the adjusted charge off ratio) in the second quarter of 2005. As expected, we saw the gap between our net charge off and adjusted charge offs (and their associated ratios) begin to narrow again in the third quarter of 2005 for the same reasons cited above with respect the narrowing that occurred leading into the second quarter of 2005.

•       Comparing our quarterly 2005 net interest margins to their corresponding 2004 quarters demonstrates the favorable effects of lower finance charge and late fee charge offs, which are consistent with the absolute improvements that we are seeing year over year in the credit quality of our portfolios. We have also seen improvement in our net interest margin during each successive quarter of 2005, which corresponds with the improved gross yield ratios experienced during each such quarter, as well as higher accretable yield inclusions within the net interest margin based on the continued strength of the Fingerhut portfolio. During the second quarter of 2005, we determined that $28.0 million of excess credit quality discount on the Fingerhut portfolio should be reclassified to accretable yield and amortized into net interest margin over the remaining life of the Fingerhut portfolio.

•       The general trend of year-over-year and successive 2005 quarterly improvements in the other income ratio results principally from increased fee income (net of fee charge offs) associated with our largely fee-based credit card product offering to consumers at the lower end of the FICO scoring range. Also contributing is improved credit quality overall, which has had the effect of reducing the level of fee charge offs netted against fee income associated with our originated portfolio master trust and purchased portfolio managed receivables.

•       The operating ratio increased slightly over that experienced in the first and second quarters primarily due to the fourth quarter 2004 and first quarter 2005 portfolio acquisitions, for which servicing revenues (which are an offset to the numerator in our operating ratio computation) have not exceeded servicing costs by as wide of a margin as we have experienced for other recent acquisitions.

•       Relative to third quarter 2005 statistics, we expect a lower fourth quarter 2005 net interest margin, a higher fourth quarter 2005 net charge off ratio and a higher fourth quarter 2005 adjusted charge off ratio, due in part to normal seasonal charge off trends. Like other credit card issuers, however, we have also experienced heightened bankruptcy charge offs in recent weeks as consumers rushed to file for bankruptcy before the October 17, 2005 effective date of recently enacted bankruptcy legislation. While we know that we have not yet experienced the full effects of these heightened bankruptcy filings due to a backlog of filings within the courts, we believe that (1) the full effects of these heightened filing levels will be realized in our fourth quarter, (2) many of our customers who have filed for bankruptcy filed at a point in time after we had already charged off their receivables through the normal delinquency process, (3) our fourth quarter economics may be affected by $10.0 million to $15.0 million in incremental charge offs, and (4) much of the incrementally higher fourth quarter charge offs that we will experience associated with the bankruptcy legislation will offset future delinquency charge offs.

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

Investments in Previously Charged-Off Receivables Segment

For the three and nine months ended September 30, 2005, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Unrecovered balance at beginning of period	$14,550	$15,094
Acquisitions of defaulted accounts	15,883	36,213
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s condensed consolidated statements of operations)	6,628	41,620
Cost-recovery method income recognized on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	—	69,559
Cash collections	(17,185)	(66,610)
Cash collections on bulk sale of receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)	—	(76,000)
Unrecovered balance at September 30, 2005	$19,876	$19,876
Estimated remaining collections (“ERC”)	$44,278	$44,278

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, static pools consisting of homogenous accounts and receivables are established for each portfolio acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts. Included within cash collections in the above table is $2.8 million of amortized deferred revenue associated with a $67.0 million cash prepayment made to us under the Forward Flow Contract discussed both below and in Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract,” within our condensed consolidated financial statements included herein.

The life of each pool of charged-off receivables that we typically acquire is generally estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for

Chapter 13 Bankruptcies. The Company anticipates collecting approximately 40.4% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

In June of 2005, the subsidiary that comprises our Investments in Previously Charged-Off Receivables segment sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (“Encore”) and agreed to sell Encore up to $3.25 billion in face amount of the subsidiary’s future charged-off credit card receivable acquisitions at established pricing over the next five years. As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million related to the Forward Flow Contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and other income on non-securitized earning assets on our condensed consolidated statements of operations for the nine months ended September 30, 2005. Ten million dollars of the $67.0 million in deferred revenue related to the Forward Flow Contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on our condensed consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue will be recognized into income over the life of the contract as our subsidiary delivers its associated volumes of charged-off credit card receivables to Encore in the future. Based on the Forward Flow Contract, our subsidiary is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract.

Remaining after the Encore transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its Chapter 13 Bankruptcies and other previously charged-off receivables activities throughout the remainder of 2005 and beyond as we acquire previously charged-off receivables and sell them to Encore for fixed sales prices under the Forward Flow Contract (recognizing as we will the associated deferred revenue under the contract). We note here, however, that we do not anticipate income at recent pre-second-quarter-of-2005 levels to be recurring throughout the remainder of 2005. Similar to our experiences in the third quarter of this year, we expect fourth quarter 2005 income from this segment to be lower than fourth quarter 2004 income, although we do anticipate income in this segment to continue to grow throughout 2005 and 2006 relative to results presented in the third quarter of 2005.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday. The assets associated with our Retail Micro-Loans operations were principally acquired in two separate transactions completed during 2004. During the second quarter of 2004, certain of our subsidiaries acquired substantially all of the assets of First American, including over 300 retail locations in 11 states, for $108.9 million. Representing an initial market entry into micro-loan activities, the First American acquisition provided a platform for future growth in this market. Subsequently, during the third quarter of 2004, our subsidiaries acquired substantially all of the assets of another micro-lender, Venture Services, including 166 retail locations in 7 states, for $33.9 million. The Venture Services acquisition provided complementary locations in 4 existing states and added 3 new states. Also in January 2005, one of our subsidiaries acquired substantially all of the assets of another micro-lender for $11.9 million, including transaction costs; with this acquisition, we added an additional

39 stores in the State of Ohio. As of September 30, 2005, our subsidiaries operated a total of 508 micro-loan locations in 15 states.

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

In most of the states in which our subsidiaries operate our micro-loans business, the subsidiaries make loans directly to customers. However, in certain other states, they act only as a processing and servicing agent for a state-chartered, FDIC insured bank that issues loans to customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. Unlike many competitors, our subsidiaries have structured their processing and servicing agreements with the lending bank so that the bank bears the entire credit risk associated with the loans. Additionally, unlike many competitors, our subsidiaries typically do not purchase overdue loans from the lending bank. As of September 30, 2005, our subsidiaries were making micro-loans directly to customers in 381 of the 508 locations in 11 states, and they were acting as a processing and servicing agent for the lending bank in the remaining 127 locations in 4 states. For the three and nine months ended September 30, 2005, we generated $22.5 million and $58.7 million, respectively, in revenues from making micro-loans directly to consumers, while we generated $15.3 million and $18.4 million, respectively, in revenues from these lending activities during comparable 2004 periods. Our revenues from processing and servicing activities for the lending bank were $5.5 million and $17.8 million for the three and nine months ended September 30, 2005, respectively, and $7.8 million and $10.2 million for the three and nine months ended September 30, 2004, respectively.

In addition to the 39 locations we acquired during the three months ended March 31, 2005, we opened 9 new locations during the nine months ended September 30, 2005. The capital cost of opening a new branch location varies depending on the size and location of the branch, but typically averages approximately $30,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and security. Historically, it typically takes approximately nine months for a micro-loan location to generate sufficient revenues to cover its branch expenses, excluding management fees paid to its parent. During the nine months ended September 30, 2005, 22 of the branch locations were closed in order to better allocate our resources.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Beginning number of locations	513	482	—
Acquired locations	—	39	468
Opened locations	3	9	16
Closed locations	(8)	(22)	(2)
Ending locations	508	508	482

Pre-tax net income within our Retail Micro-Loans segment was $3.0 million and $6.6 million for the three and nine months ended September 30, 2005, respectively, and $2.7 million and $3.5 million for the three and nine months ended September 30, 2004, respectively. The pre-tax net income during the three months ended September 30, 2005 reflects the impact of certain guidelines issued by the FDIC to FDIC-insured institutions offering micro-loans, including the lending bank for which our Retail Micro-Loans segment acts as a processing and servicing agent. Issued on March 1, 2005, this revised guidance limits the frequency of customer usage of micro-loans and limits the period a customer may have micro-loans outstanding from any lender to an aggregate of three months during any 12-month period. Based on an average term of approximately 15 days, this effectively limits the number of micro-loans that may be made to any customer to six during any 12-month period. In response to the FDIC guidelines, which took effect during July 2005, our Retail Micro-Loans operations began processing and servicing various alternative financial products on behalf of the FDIC-regulated bank for which we act as a processing and servicing agent. These alternative financial products were introduced by the bank during the third quarter of 2005 and include: (a) an amortizing installment loan; (b) an amortizing auto equity loan; and (c) a credit card product. As of September 30, 2005, processing and servicing revenues for these alternative financial products, particularly the amortizing installment loan, accounted for a significant percentage of our ongoing revenues in the four states with respect to which our operations have been affected by the new FDIC guidance. We continue to evaluate the impact of the FDIC guidelines and will continue monitoring the profitability of the new alternative financial products for which we perform processing and servicing activities.

The results for our Retail Micro-Loans operations during the three months ended September 30, 2005 also reflect the impact of Hurricane Katrina. While Hurricane Rita did not affect our operations, we were forced to close 7 existing stores in Mississippi because of Hurricane Katrina, and we had to delay openings for certain planned store locations in Louisiana. Although all but one of the Mississippi stores were re-opened within a few days, our decision to ease our typical collection efforts with respect to affected customers in Mississippi negatively impacted the pre-tax results of our Retail Micro-Loans segment. As of September 30, 2005, our Retail Micro-Loans segment had gross receivables in Mississippi of $1.2 million. In anticipation of potentially higher bad debt losses in Mississippi, we appropriately revised our allowance for uncollectible loans and fees receivable as of September 30, 2005; we believe this additional allowance is sufficient to cover potential incremental charge-offs resulting from Katrina.

Auto Finance Segment

On April 1, 2005, we completed an acquisition of Wells Fargo Financial’s Consumer Auto Receivables business unit, which comprises our new Auto Finance segment. This acquisition included all of Consumer Auto Receivables’ assets, business operations and employees for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder in cash. Upon acquisition, Consumer Auto Receivables had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters. The business has approximately 300 employees.

The Auto Finance segment consists of a nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business from which auto loans are purchased at a discount or serviced for a fee. Revenues are generated on purchased loans through interest earned on the face value of the purchased installment agreements combined with discounts on these purchased loans. Interest income from discounts is generally earned over the life of the applicable loan. Additionally, our Auto Finance segment generates revenues by servicing loans on behalf of dealers for a portion of actual collections, and by providing back-up servicing for similar quality securitized assets.

The number of active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which the Auto Finance segment is presently licensed. Dealers are certified upon being recruited by a sales force of approximately 60 resources located throughout strategically selected territories. Our Auto Finance segment recently received authorization to expand business operations into three new states, bringing the total number of states in which the business unit operates to 41, and we presently have approximately 1,300 active dealers and approximately 42,000 active accounts.

The Auto Finance segment is also in the process of developing and releasing new financing products designed to complete its complement of products being offered to this market segment. In addition to these initiatives, the business unit is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base. We currently are in the process of implementing a new system of record for the Auto Finance segment (and transferring off of the system used by the segment under Wells Fargo’s ownership). Upon implementation (which we expect will occur by January 1, 2006), we expect that the new system of record will improve the efficiency and effectiveness of our sales processes and will enable us to grow and book new dealer relationships and receivables at rates not currently feasible with the Wells Fargo system. Until that time, however, we do not expect to see meaningful growth within the Auto Finance segment.

Third quarter 2005 hurricanes within the Gulf region are not expected to have a material effect on the results of our Auto Finance segment. Based on analysis of our potential credit exposure related to the hurricanes, we determined that we have 14 dealer relationships in the zip codes affected by the hurricanes, and that we currently own $0.7 million of receivables associated with 289 automobiles located within the affected zip codes. As appropriately adjusted as of September 30, 2005, we believe that our allowance for uncollectible loans and fees receivable is adequate to cover any incremental hurricane-related credit exposures within the Auto Finance segment.

Other Segment

The Other segment consists of our stored-value card operations and their associated fee income and servicing expenses and other start-up product offerings (including merchant credit and internet-based micro-loan offerings). We expect continued losses within this segment for at least the next few quarters as we continue to develop our infrastructure and product offerings.

Liquidity, Funding and Capital Resources

At September 30, 2005, we had $81.9 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•       During the nine months ended September 30, 2005, we generated $209.7 million in cash flow from operations, compared to generating $105.5 million in cash flow from operations during the nine months ended September 30, 2004. Major factors associated with the $104.2 million increase include (1) a $55.8 million net increase in cash flows associated with our zero-basis Fingerhut receivables while they were held on balance sheet after their third quarter 2004 de-securitization and prior to their re-securitization in September 2005 ($84.5 million in cash flows reflected in year-to-date 2005 pre-tax income versus $28.7 million in reflected in year-to-date 2004 pre-tax income), and (2) the Forward Flow Contract associated with the Encore transaction, which resulted in the receipt of $67.0 million in cash, $64.2 million of which is shown as deferred revenue on our condensed consolidated balance sheet at September 30, 2005.

•       During the nine months ended September 30, 2005, we used $371.6 million of cash in investing activities, compared to using $207.3 million of cash for the nine months ended September 30, 2004. The $164.3 million increase is due primarily to: (1) net investments in securitized earning assets of $133.3 million for the nine months ended September 30, 2005 compared to net investments in securitized earning assets of $10.3 million for the nine months ended September 30, 2004, due to our use of proceeds from our convertible senior notes offering and the Encore transaction to fund receivables purchases that are securitized within our originated portfolio master trust; (2) our first quarter investment in a 47.5%-owned equity-method investee in connection with the acquisition of $376.3 million (face amount) in credit card receivables; (3) the acquisition of our auto finance business during the second quarter of 2005; (4) increased purchases of software, furniture, fixtures and equipment related to our continued growth and expansion; and (5) notwithstanding $76.0 million of year-to-date 2005 cash receipts associated with our bulk sale of previously charged-off receivables to Encore and included as proceeds from non-securitized earning assets, significant increased net investments in our non-securitized earnings assets (primarily receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range).

•       During the nine months ended September 30, 2005, we generated $187.6 million in cash from financing activities, compared to generating $36.0 million in cash from financing activities during the same period in 2004. The $151.6 million increase in cash flow generated is primarily due to: (1) our second quarter 2005 issuance of $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025; (2) debt incurred during the acquisition of our Auto Finance segment and subsequent funding of receivables therein; and (3) increased borrowings underlying our investments in debt securities. Increases in cash flows from financing activities were offset, however, by: (1) repurchases of $100.0 million treasury stock in connection with the $250.0 million debt offering; (2) increased net distributions to minority interest-holders in our consolidated subsidiaries; and (3) higher net debt repayments related to our Retail Micro-Loans segment in the first nine months of 2005 than in the corresponding period of 2004.

In recent prior quarters, we focused on reducing our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs so as to avoid incurring costs on funds not currently needed to fund investments or operations. Historically, we have been able to manage our cash balances in this way by managing draws under our securitization facilities so as to meet our cash needs on an “as needed” basis. During the second quarter of 2005, however, we received substantial net cash flows of $141.7 million net from our convertible senior notes offering (the $250.0 million convertible senior notes proceeds, net of $8.3 million issuance costs and the $100.0 million used contemporaneous with issuance to repurchase our common shares) and $133.0 million ($143.0 million, net of $10.0 million of escrowed cash) from the Encore transaction. With these cash flows, we accumulated $204.6 million in unrestricted cash as of June 30, 2005, notwithstanding our continuing efforts to fund receivable purchases securitized within our originated portfolio master trust so as to minimize draws on outstanding securitization facilities. Notwithstanding our receipt of $31.6 million of cash associated with the securitization of our Fingerhut receivables in September 2005, by funding cardholder purchases underlying receivables securitized within our originated portfolio master trust, we were able to return our unrestricted cash balance as of September 30, 2005 back down to a level more consistent with our above-stated goals (i.e., $81.9 million). We continue to focus on this cash management strategy because the yields that we can earn on our cash deposits are less than the costs of funds under our securitization facilities. We take comfort in this strategy because we are confident in our ability to draw additional cash from a $1.0 billion 2-year variable funding facility (as well as a conduit facility) to meet our acquisition and operating needs as they arise in the future.

As of September 30, 2005, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $369.3 million against our existing securitization facilities.

Coupled with our unrestricted cash balances, this gives us some $451.2 million of ready liquidity for use in our growth, acquisition and diversification efforts. We expect to explore several new acquisition opportunities throughout the remainder of 2005 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market. In light of our acquisition goals including our $270 million acquisition of CardWorks, Inc. (as expected late in the fourth quarter of this year or early next year), we thought it prudent to seek leverage against our Fingerhut receivables in the third quarter of this year through their securitization. We also continue to explore new sources of capital to facilitate our acquisition goals, and if market conditions are right for us, we may leverage other assets through structured finance or securitization transactions, issue convertible or other debt instruments or raise capital through equity or equity-linked instruments, possibly in the near future.

On April 1, 2005, we completed the acquisition of Wells Fargo Financial’s Consumer Auto Receivables business unit. This acquisition included all of Consumer Auto Receivables’ assets, business operations and approximately 300 employees for approximately $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder paid in cash. The $88.2 million in debt was financed through a structured finance transaction. In that transaction, a newly formed special purpose subsidiary purchased the receivables and supporting collateral from the business and financed that acquisition through a secured lending facility with a bank. The debt incurred under that facility is recourse only to the assets that are pledged to the lender. We intend to finance any receivables growth in the business through this same process. The sale of receivables and supporting collateral to this particular special purpose subsidiary does not qualify for gain on sale treatment under Statement No. 140.

In January 2005, we purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. One of our wholly owned subsidiaries and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. We account for our investment in this joint venture under the equity method of accounting, and it is included in investment in equity-method investees on our condensed consolidated balance sheet as of September 30, 2005. For a fee that represents adequate compensation for servicing, we agreed to service this entire portfolio of securitized credit card receivables.

Our Board of Directors has authorized a program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. At our discretion, we may use the treasury shares to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock. To date, we have repurchased 5,252,500 shares including the 2,994,000 shares we repurchased in conjunction with the issuance of the convertible senior notes. We have subsequently reissued 720,778 of these shares in satisfaction of stock option exercises.

Securitization Facilities

One of our most significant sources of liquidity is the securitization of credit card receivables. As of September 30, 2005, we had total securitization facilities of approximately $2.3 billion and had used approximately $894.8 million of these facilities. The weighted-average borrowing rate on these facilities at September 30, 2005 was approximately 5.0%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (along with their maturity dates) with respect to which a substantial majority of our managed credit card receivables served as collateral as of September 30, 2005 (i.e., all credit card receivables other than the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range). Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
(Dollars in millions)
January 2006(2)	$63.5
September 2006(3)	306.0
September 2007(4)	31.6
January 2008(5)	1,000.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	256.1
Total	$2,256.2

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

(2)          Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables acquired in the first quarter of 2005.

(3)          Represents the end of the revolving period for a $306.0 million conduit facility.

(4)          In September 2005, we securitized the Fingerhut receivables in a two-year amortizing structure.

(5)          This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the recently renewed two-year term and an orderly amortization of the facility at expiration.

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

For each portfolio of credit card receivables that we have securitized, there has never been an early amortization period. We have experienced, however, early amortization events associated with each of the securitization structures represented by the Fingerhut retained interests that we acquired in 2002 and the retained interests that CSG acquired in 2002—both of which were contemplated and planned for in connection with our establishment of purchase prices for the respective acquisitions. While the Fingerhut early amortization event was made inconsequential to us first by a Fingerhut retained interests exchange during the third quarter of 2003 and then again by our third quarter 2004 de-securitization of the Fingerhut receivables, as well as the third quarter 2005 re-securitization of these receivables, the CSG early amortization event has ongoing consequences for us. Due to a reduction in the principal balance of the receivables within the CSG Trust (the retained interests in which are owned by our equity-method investee, CSG), a principal balance trigger occurred, and hence early amortization began, during the second quarter of 2003. The occurrence of this event caused CSG to cease its cash distributions to us in June 2003, although we expect that the CSG Trust will continue to provide adequate compensation to us in cash for servicing the portfolio of receivables underlying the CSG Trust and will continue to make payments to us in respect of our investment in CSG Trust bonds held. We expect CSG to resume cash distributions to its equity-holders (including us) late in the fourth quarter of 2005.

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

•       In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and the notes were subsequently registered with the SEC. During certain periods and subject to certain conditions, the $250.0 million of notes will be convertible by holders into cash and, if applicable, shares of our common stock at an initial conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. Beginning with the six-month period commencing on May 30, 2012, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events.

•       In June of 2005, one of our subsidiaries entered into a Forward Flow Contract agreeing to sell Encore up to $3.25 billion in face amount of the subsidiary’s future charged-off credit card receivable acquisitions at established pricing over the next five years. In consideration, the subsidiary received $67.0 million. Based on the Forward Flow Contract, our subsidiary is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with the our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract.

•       On September 25, 2005, one of our subsidiaries entered into a stock purchase agreement with CardWorks, L.P., pursuant to which the subsidiary is expected to pay $270 million to acquire all of the issued and outstanding shares of capital stock of CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. This acquisition is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to be completed late in the fourth quarter of 2005 or early 2006. Under the stock purchase agreement, the subsidiary could be subject to a fee of $27.0 million if the contract is terminated as defined by the agreement.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies and Condensed Consolidated Financial Statement Components,” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2004, we discuss the four areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities and the allowance for uncollectible loans and fees) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 10, “Off Balance Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three months and nine months ended September 30, 2005 for the sublease was approximately $40,000 and $120,000, respectively.

See Note 2, “Significant Accounting Policies,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the acquisition of previously defaulted receivables by our subsidiary, Jefferson Capital, from trusts serviced by us.

Forward-Looking Information

All statements in this quarterly report concerning our operations, earnings and liquidity expectations for 2005 and all other statements regarding our future performance (including those using words such as “believe,” “estimate,” “project,” “anticipate, or “predict”) are forward-looking statements. These types of statements are used in our discussions of:  total interest income; interest expense; fees and other income on non-securitized earning assets; provision for loan losses; fees and other income on securitized earning assets; servicing income; equity in income of equity-method investees; total other operating expense; net interest margin; asset quality; our Investments in Previously Charged-off Receivables segment; our Retail Micro-Loans segment; our Auto Finance segment; and our liquidity, funding and capital resources, among others. These forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause our actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, the following risks and others set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004:

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

(2)          We are substantially dependent upon securitizations and other borrowed funds to fund the receivables that we originate or purchase. All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. In the event that advance rates for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or large-scale securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, a portion of our receivables cannot be financed through securitizations because of advance rate limitations and must be financed through equity that either is the result of profitable operations or is raised from third parties or through funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally, and general economic and market conditions. While we recently issued convertible senior notes on terms that we found attractive, there have been times throughout our history during which equity and debt financing was expensive and difficult to obtain.

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

(4)          Our operating expenses and our ability to effectively service receivables are dependent on our ability to estimate the future size and general growth rate of the portfolio. One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments are to compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow slower than anticipated, we may still have higher servicing expenses than we actually need, thus reducing our net income. We generally have sufficient office space, customer service representatives, collectors and computer capacity to accommodate expected growth. However, we are dependent on labor markets to supply qualified employees at appropriate compensation when needed. To the extent that growth occurs unexpectedly, or the labor markets are tight at that time, we may encounter difficulties in accommodating that growth effectively.

(5)          We operate in a heavily regulated industry. Changes in bankruptcy, privacy or other consumer protection laws, including laws that regulate the creation and enforcement of consumer loans, or changes in the interpretation thereof, may adversely affect our ability to collect credit card receivables, micro-loans and other loan and fee balances or otherwise adversely affect our business or expose us to litigation. Similarly, regulatory changes or changes in interpretation of existing regulations could adversely affect our ability to market credit cards, stored-value cards, micro-loans or other products and services to our customers. The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment, and there currently is a purported class action lawsuit pending against us with respect to this business. Lastly, our operations routinely are subject to review by various governmental authorities, which may or may not subject us to fines, penalties or requirements that we change our operations.

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

At September 30, 2005, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (6.75% at September 30, 2005), subject to interest rate floors. At September 30, 2005, $58.5 million of our total managed receivables were priced at their floor rate, of which, $33.3 million of these receivables were closed and therefore ineligible to be repriced; the remaining $25.2 were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the accounts underlying these $58.5 million in receivables reach their floor rate would result in an approximately $85,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $25.2 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the nine months ended September 30, 2005:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2004	2,248,500	$12.63	2,248,500	7,751,500
May 2005	2,994,000	$33.40	2,994,000	4,757,500
Total	5,242,500	$24.45	5,242,500	4,757,500

(1)          Excludes treasury stock used to satisfy stock option exercises of 376,924 and 343,854 for 2005 and 2004, respectively.

(2)          Under the repurchase program authorized by the Board of Directors, we are authorized to repurchase up to 10 million shares of our outstanding common stock.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

(a)          Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
2.1	Stock Purchase Agreement, dated as of September 25, 2005, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	September 25, 2005 Form 8-K Exhibit 2.1
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION
November 1, 2005	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)