Form 10-K
period 2005-12-31
COMPUCREDIT CORP
filed 2006-03-02
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2005

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600

Atlanta, Georgia 30346

(770) 206-6200

CompuCredit’s Common Stock, no par value per share, is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934.

CompuCredit (1) is a well-known seasoned issuer, (2) is required to file reports pursuant to Section 13 or Section 15(d) of the Act, (3) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and (4) has been subject to such filing requirements for the past 90 days.

CompuCredit believes that during the 2005 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Securities Exchange Act of 1934 complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

CompuCredit is an accelerated filer and is not a shell company.

The aggregate market value of CompuCredit’s Common Stock (based upon the closing sales price quoted on the NASDAQ Global Market) held by nonaffiliates as of June 30, 2005 was $584.7 million. (For this purpose, directors and officers have been assumed to be affiliates.)

As of February 24, 2006, 49,058,229 shares of Common Stock, no par value, of the registrant were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, Both Item 1, “Business,” and Item 7, “Managements Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Item 1A, “Risk Factors,” in this Report and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns Aspen®, Aspire®, CompuCredit®, Emerge®, Imagine®, Purpose®, PurposeAdvantage®, Tribute® and other trademarks in the United States.

i

PART I

ITEM 1.	BUSINESS

General

A general discussion of the business of CompuCredit Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com.

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions. We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other. We describe these segments below. (See Note 3, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)

Credit Cards Segment. Our Credit Cards segment consists of our credit card lending and servicing activities, as conducted with respect to receivables underlying accounts that we originate and receivables underlying portfolios that we purchase. This reportable segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. We finance a substantial majority of our credit card activities through securitization of the receivables underlying the accounts we originate and portfolios we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the “advance rate”) that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. Our revenues currently in the Credit Cards segment principally consist of: (1) the portion of fees and other income on non-securitized earning assets derived from our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (2) fees and other income on securitized earning assets, which are derived from our investments in our securitized originated and purchased portfolios; (3) the portion of servicing income that relates to credit card servicing; (4) interest earned on cash and cash equivalents and investments in debt securities; and (5) equity in the income of the Credit Cards segment’s equity-method investees.

Our credit card receivables acquisition activities include:

•	Our 62.5% investment interest in Embarcadero Holdings, LLC (“Embarcadero”) during the third quarter of 2003. Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of $824.0 million (face amount) in credit card receivables from Providian Bank.

•	Our 75.1% investment interest in Bluestem Holdings, LLC (“Bluestem”) during the third quarter of 2004. Bluestem was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of $92.0 million (face amount) in credit card receivables during the third quarter of 2004. In January 2005, Bluestem purchased another $72.1 million (face amount) in credit card receivables from the same party from whom it purchased the original credit card receivables.

•	Our 33.3% investment interest in Transistor Holdings, LLC (“Transistor”) during the third quarter of 2004. Transistor was formed by an affiliate of Banc of America Securities, Greenwich Capital Financial Products and one of our wholly owned subsidiaries in connection with the acquisition of $996.5 million (face amount) in credit card receivables from Fleet Bank (RI), National Association.

•	Our 47.5% investment interest in Rapid City Holdings, LLC (“Rapid City”) in January 2005. Rapid City was formed by an affiliate of Merrill Lynch, one additional party and one of our wholly owned subsidiaries in connection with the acquisition of $376.3 million (face amount) in credit card receivables contemporaneous with Marshall Bancorp Inc.’s purchase of BANKFIRST Corp.

We decide whether to grow receivables levels through our origination efforts or to acquire other portfolios based upon several factors, including credit quality and financing costs. We assess credit quality using an analytical model that we believe predicts likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. Our analysis enables us to better identify consumers within the underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize.

Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the scoring range. As a result, we price our products to reflect this greater risk, generally through more demanding terms than our customers would have to bear if their FICO scores were higher. For the products that we provide to customers with the lowest FICO scores, we also generally charge higher up-front, annual and other fees than customers would have to pay if their FICO scores were higher. Because of these higher fees, our products are subject to greater regulatory scrutiny. See “Consumer and Debtor Protection Laws and Regulations—Credit Card Segment” and Item 1A, “Risk Factors.”

As is customary in our industry, we finance most of our credit card receivables by selling them to a securitization vehicle, such as a trust, that in turn sells participation interests. The rates of return that purchasers require and the portion of the funding that the purchasers are willing to provide (as contrasted with the portion that we must provide), which is known as the advance rate, are our two most significant financial considerations. In 2001, the advance rates provided by purchasers of participation interests in our securitization facilities decreased significantly, thereby leading us to conclude that we could not earn our desired return on equity from growing our portfolio of credit card receivables that we had historically funded through securitization within our originated portfolio master trust. As a result, we reduced our marketing efforts during 2002 and 2003 and began to contemplate an orderly liquidation of the credit card receivables within our originated portfolio master trust. During this same time period, however, we were able to obtain attractive financing for acquisitions of portfolios and, hence, were able to complete the acquisitions described above. Also during this time period, we began to focus on ways to diversify our business to better insulate us against adverse shifts in advance rates, which have the effects of increasing financing costs, increasing liquidity requirements and reducing available returns on the equity invested in credit card receivables. By way of example, we began in 2003 to grow our portfolio of credit card receivables associated with a largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Even without any leverage against this particular portfolio, we can earn our desired return on equity.

In January 2004, we completed a financing arrangement with Merrill Lynch that provided us with significantly improved advance rates. As a result, we significantly increased our marketing and related efforts throughout 2004 and into 2005 with the goal of growing our receivables within the originated portfolio master trust. These advance rates and current cost of funds support continued marketing and growth of our originated portfolio master trust receivables. We also have continued to grow our portfolio of credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and to pursue and complete several new credit card receivables portfolio acquisitions as noted above. While our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range currently produces returns that exceed our desired returns on equity without any leverage, we believe that we now have sufficient history with our portfolio of these receivables to permit us to obtain leverage against this portfolio at reasonable advance rates and costs of funds. Accordingly, we expect to pursue financing arrangements that provide leverage against this portfolio during 2006.

Investments in Previously Charged-Off Receivables Segment. Our Investments in Previously Charged-Off Receivables segment consists of the operations of our debt collection subsidiary, Jefferson Capital Systems, LLC (“Jefferson Capital”). Through this subsidiary, as market conditions and other factors justify, we acquire and sell previously charged-off credit card receivables and apply our collection expertise to the receivables we from time-to-time own. Revenues in this segment are classified as fees and other income on non-securitized earning assets in our consolidated statements of operations.

In June 2005, Jefferson Capital sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc., or Encore, and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, Jefferson Capital received $143.0 million in cash. The purchase price included $76.0 million related to the sale of the portfolio of charged-off credit card receivables and $67.0 million of deferred revenue related to the sale of future receivable acquisitions. Pursuant to the agreement with Encore, Jefferson Capital is expected to purchase for delivery to Encore over the life of the agreement, certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in Jefferson Capital being required to return a portion of the purchase price related to the sale of future receivable acquisitions.

The favorable market conditions for buyers of previously charged-off credit card receivables have softened given the entry of new publicly held debt buyers into the market, although we continue to believe that investing in previously charged-off receivables is an attractive business activity for us in the current environment in narrow areas, including Chapter 13 bankruptcy purchases and collections and balance transfer programs. Jefferson Capital’s balance transfer program involves a credit card offering as an incentive to debtors to repay their previously charged-off debts. This program not only allows Jefferson Capital to realize enhanced liquidation curves in what is now a competitive pricing environment, but it also allows Jefferson Capital to partner with other debt buyers to help them enhance their own economics.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers’ next payday. Our revenues in this segment consist of fees for our direct lending operations, which are classified as fees and other income on non-securitized earning assets in our consolidated statements of operations, and servicing revenues on the bank-originated loans, which are classified as servicing income on our consolidated statements of operations.

We established this segment during the second quarter of 2004 principally through the acquisition by one of our subsidiaries of substantially all of the assets of a sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively “First American”). We followed this acquisition during the third quarter of 2004 with the acquisition by one of our subsidiaries of substantially all of the assets of Venture Services of Kentucky, Inc. (“Venture Services”), which added another 166 retail storefronts, and we acquired another 39 storefronts in the State of Ohio in January 2005. During 2005, we also expanded our retail micro-loan activities to include a new category of receivables licensed under applicable state law for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit.

Through their retail storefronts, our subsidiaries market, originate and/or service small-balance, short-term “cash advance” loans (generally less than $500 for less than 30 days), installment loans, auto loans, credit cards and other financial products and services—activities that we refer to in this Report as “micro-loan” activities. Our subsidiaries marketed, originated, and/or serviced $789.8 million in micro-loans during 2005, which resulted in revenue of $104.7 million.

In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued guidelines to FDIC-insured institutions, including the lending bank for which our Retail Micro-Loans segment acts as a processing and servicing agent. This guidance limits the frequency of customer usage of micro-loans and limits the period a customer may have micro-loans outstanding from any lender to an aggregate of three months during any 12-month period. Based on an average term of approximately 15 days, this effectively limits the number of micro-loans that may be made to any customer to six during any 12-month period. In response to the FDIC guidelines, which took effect during July 2005, our Retail Micro-Loans segment began processing and servicing various alternative financial products on behalf of the FDIC-regulated bank for which we act as a processing and servicing agent. These alternative financial products include amortizing installment loans and amortizing auto loans. As of December 31, 2005, processing and servicing revenues for these alternative financial products, particularly the amortizing installment loan, accounted for a significant portion of our ongoing revenues in the four states with respect to which our operations have been affected by the new FDIC guidance.

The March 2005 FDIC guidelines caused us to accelerate our efforts to convert our mono-line retail storefronts into financial centers offering a wide array of financial products and services. We believe that a multi-product line strategy is important to increasing foot traffic within our storefronts, thereby maximizing the profit potential for each of the stores. We have been pleased with the early results that we have seen from the installment loan product and our other product offerings, and we are now in the process of rolling these products out to stores in those states that were not affected by the March 2005 FDIC guidelines.

While we believe that we can achieve success in rolling out the installment loan product and other product offerings to stores in those states that were not affected by the March 2005 FDIC guidelines, we have learned from the third-party financial institution for which we provide micro-loan origination and processing services that, during February 2006, the FDIC has effectively asked insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. As of the date of this Report, CompuCredit does not have specific details concerning this development, such as the timeframe for the FDIC-insured financial institution’s cessation of lending operations.

As evidenced by these recent FDIC developments, the regulatory environment surrounding our micro-loan activities is a dynamic one. Our Retail Micro-Loans segment management team monitors federal and state legislative and regulatory initiatives affecting its product offerings, and we believe there are reasonable prospects for this segment to reap acceptable risk-adjusted returns on equity and growth for us through its multi-product line strategy. Nevertheless, we believe there will be near-term adverse financial implications of the recent FDIC developments to us during 2006; these may include (1) substantially diminished profitability within the four states affected by these developments as we likely will have to cease providing origination and processing services for the FDIC-insured financial institution and, to the extent it is economically feasible, switch to a direct lending model in compliance with the regulatory frameworks within each of the four states, (2) certain store closings and associated costs as may be necessary within the four affected states, (3) potential impairment charges, and (4) other costs of a possible material nature.

Auto Finance Segment. On April 1, 2005, we acquired Wells Fargo Financial’s “Consumer Auto Receivables” (or “CAR”) business unit, which now comprises our Auto Finance segment. This acquisition included all of CAR’s assets, business operations and employees for $121.5 million, including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder in cash. When we completed the acquisition, CAR had $128.9 million auto-finance-related receivables (at face, net of unearned discounts). Also at the time of acquisition, CAR employed approximately 300 people and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters.

Our Auto Finance segment consists of a nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business from which auto loans are purchased at a discount or serviced for a fee. Revenues are generated on purchased loans through interest earned on the face value of the purchased installment agreements combined with discounts on these purchased loans. Interest income from discounts is generally earned over the life of the applicable loan. Additionally, our Auto Finance segment generates revenues from servicing loans on behalf of dealers for a portion of actual collections, and by providing back-up servicing for similar quality securitized assets.

During 2005, our Auto Finance segment received regulatory approval to expand business operations into four new states, bringing the total number of states in which the business operates to forty-two, and we presently have approximately 1,300 active dealers and approximately 42,000 active accounts. The Auto Finance segment is also in the process of developing and releasing new financing products designed to complement the products it currently offers to this market. In addition to these initiatives, the business unit is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base.

Other Segment. The Other segment consists of our stored-value (or debit) card operations and their associated fee income and servicing expenses and other start-up product offerings (including merchant credit and Internet-based micro-loan offerings and third-party consumer finance receivables servicing activities) that do not individually meet the reportable business segment disclosure criteria. The activities within our Other segment are generally start-up in nature, and we expect to continue our testing and investments in these areas in keeping with our diversification strategy throughout 2006 and beyond.

Recent Developments. In September 2005, we entered into an agreement to acquire CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards. CardWorks, Inc. is the parent company of two wholly owned subsidiaries, Merrick Bank and Cardholder Management Services. Merrick Bank is an issuer of credit cards with approximately $700 million in assets and approximately 785,000 cardholders as of the date into which the agreement was entered. Cardholder Management Services delivers customized bankcard servicing (including customer service and collection solutions) to prime and non-prime card issuers. The purchase price to be paid for the shares is $270.0 million in cash. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals, and we are hopeful that the acquisition will be completed in the first half of 2006. Pursuant to the agreement, we could be subject to a fee of $27.0 million if the contract is terminated as defined by the stock purchase agreement.

In connection with our proposed acquisition of CardWorks, Inc., in December 2005, we and an affiliate of Merrill Lynch entered into a stock purchase agreement pursuant to which we sold to the Merrill Lynch affiliate 250 shares of class B non-voting common stock our subsidiary that entered into the stock purchase agreement with CardWorks, L.P. These shares represent 20% of the outstanding capital stock of the subsidiary. As consideration for the sale of the shares, the Merrill Lynch affiliate has paid a nominal amount and will pay 20% of the purchase price for CardWorks, Inc. and 20% of the costs associated with the acquisition of CardWorks, Inc.

Future Plans. We expect to continue to expand and diversify our product offerings to our underserved and “un-banked” consumer market base by developing new products and services that we can provide to them and by acquiring other complementary sub-prime lenders and businesses throughout 2006.

How Do We Operate?

Credit Cards Segment. We market unsecured general-purpose Visa and MasterCard credit cards and Discover charge cards, including our Aspire Visa credit card, Emerge MasterCard and Purpose Advantage Discover charge card, through our contractual relationships with third-party financial institutions. Our principal relationship is with Columbus Bank and Trust Company (“CB&T”), a Georgia state chartered banking subsidiary of Synovus Financial Corporation. Under this agreement, CB&T, as the issuer, owns the credit card accounts, and we purchase receivables underlying the CB&T credit card accounts. Our contractual arrangement with CB&T expires in March 2009. Our other contractual relationships with third-party financial institutions, while not nearly as significant as our relationship with CB&T, work in a similar manner to our agreement with CB&T.

On a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize a significant majority of the receivables (i.e., all of the Credit Card segment’s credit card receivables other than those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range) each day by selling the receivables to trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the receivables. The cash proceeds that we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors’ interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

We also acquire distressed and other portfolios of sub-prime credit card receivables. We typically acquire these portfolios at a substantial discount due to the likelihood that a large percentage of the receivables will be charged off as the underlying debtors default. We use our credit models to predict the extent to which the underlying debtors will be able to repay us, which we factor into the price that we pay for the portfolio. Our profitability in these transactions hinges on whether the underlying debtors in the aggregate remit payments that exceed the price we paid for the portfolio. Portfolio acquisitions historically have been a significant component of our business.

See our consolidated financial statements and our “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further details on securitizations.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment operates through a subsidiary, which serves as a holding company for the several separate subsidiaries required to support these operations. This business is conducted by subsidiaries that operate separately in each state. Each of these operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with its parent and other CompuCredit-related entities, has its own books and records, and maintains its assets independently of the other operating companies and other CompuCredit-related entities except insofar as certain cash management and administrative functions are or may be performed on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

In most of the states in which our subsidiaries engage in our micro-loan activities, they make loans directly to customers. However, in certain other states, they act only as a processing and servicing agent for a state-chartered, FDIC insured bank that issues the loans to the customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. Unlike many competitors, they have structured their processing and servicing agreements with the lending bank so that the bank bears the credit risk associated with the loans. As of December 31, 2005, our subsidiaries were making micro-loans directly to customers at 384 of the 509 locations in twelve states, and they were acting as a processing and servicing agent for a lending bank in the remaining 125 locations in four states. During 2005, direct storefront micro-loan operations generated revenues of $81.5 million, and revenues through processing and servicing activities for the lending bank were $23.2 million. As discussed previously, however, recent FDIC-related developments will likely cause us to cease our processing and servicing activities during or shortly after the close of the first quarter of 2006.

Auto Finance Segment. Our Auto Finance segment operates through a subsidiary, which serves as a holding company for the separate subsidiaries required to support these operations. This segment is licensed and/ or authorized to acquire assets in the forty-two states in which it presently operates. Each of the various operating subsidiaries underlying the Auto Finance segment has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of other operating subsidiaries and on an arms’-length basis with CompuCredit and other CompuCredit-related entities, has its own books and records and maintains its assets independently of other operating companies and other Company-related entities, except insofar as certain cash management and administrative functions that are or may be performed on a collective basis for the benefit of the operating subsidiaries. Each of the Auto Finance segment subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

This business unit is dedicated to acquiring and servicing aged or newly originated receivables from buy here/pay here used car dealers, related finance companies and regional finance companies, as well as receivables that are being liquidated by banks, thrifts or consumer finance companies. These receivables are purchased at a discount to net present value, and typically have a remaining maturity of twenty to thirty months.

The Auto Finance segment is comprised of sixteen primary physical locations and approximately sixty sales resources. Three of the physical locations manage business developed by forty direct sales resources, while twelve locations act as standalone profit centers with dedicated sales resources. The business is divided into three divisions (East, Central and West) with sales operations centers located in Charlotte, NC, Coppell, TX and Las Vegas, NV, respectively. Collections and customer service are centralized in an operations center that is based in Lake Mary, FL. This operating unit maintains a dedicated funding facility sufficient to support present operations.

How Do We Collect and Evaluate Data?

Credit Cards Segment. Our general business model is predicated upon our ability to successfully predict the performance of sub-prime receivables, irrespective of whether the receivables arise from portfolio acquisitions or through other origination channels. In other words, we do not focus on the financial institution that originated the particular receivable, but, rather, how it will perform. We believe our unique skill set is our ability to predict this behavior and to service the portfolio in a superior manner to ensure maximum performance. To this end, we have developed a proprietary information management system that supports our decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The information system takes advantage of a state-of-the-art data warehouse and ancillary data management systems that maintain information regarding a customer throughout the customer’s relationship with us. The system’s purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

Our information system captures customer information gathered from either prior owners of our acquired receivables or in the target marketing and solicitation phases of an originated customer relationship and throughout the remainder of our relationship with the customer, including customer behavior patterns. By combining and storing such information, we have established an analytical database linking “static” historical data with “dynamic” actual customer performance. Our portal interfaces and business intelligence tools allow management to access and analyze the information management system on demand.

We believe that the information we collect in our information system, as well as the ability that we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products and our portfolio acquisitions. We believe that we have priced our products and acquisitions such that over time the income we earn from the receivables that are not charged off is sufficient to cover our marketing expenses, our servicing expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

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

How Do We Obtain Our Customers?

Credit Cards Segment. As noted above, we view our customers the same regardless of whether we acquire them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the behavior of sub-prime consumers, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe that we can use this model to predict the behavior of sub-prime consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO scoring range. The FICO scoring, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO scoring ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO scoring range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. We focus our marketing programs (direct mail, tele-marketing, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

Similarly, our target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating customers through our marketing campaigns. We believe that our ability to evaluate credit risk within FICO scoring ranges enables us to determine a portfolio’s overall credit risk more accurately than many portfolio sellers and potential purchasers. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final purchase premium or discount does not accurately reflect the credit risk of the portfolio. Conversely, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

Retail Micro-Loans Segment. Our subsidiaries obtain new retail micro-loan customers through direct marketing on television and radio, as well through local advertising in appropriate markets. All new customers are required to have an active bank account and a regular source of income, of which they must provide positive evidence, prior to obtaining most micro-loan product offerings. Once approved, a customer signs a lending agreement detailing the terms of the loan and, depending upon the type of micro-loan product, may write a personal check to cover the amount of the loan plus a finance charge.

Auto Finance Segment. This operating unit acquires existing retail installment contracts directly from dealers and small finance companies and enters agreements to service retail installment contracts through targeting specific markets with a direct sales force. Markets are analyzed through the acquisition of data from industry-related service providers, which provide information that indicates sufficient dealer and customer densities. Direct advertising campaigns also are conducted in specific target markets in conjunction with industry-focused advertising in established magazines and periodicals. This segment also sponsors and participates in most state and local auto dealer associations and is a sponsor in national organizations such as the NIADA and NABD.

What Other Services Do We Offer to Our Customers?

Credit Cards Segment. We offer fee-based products and services to our cardholder customers, including memberships, insurance products, subscription services and debt waiver. These fee-based products and services are offered throughout our relationship with a customer. Currently, our two most significant providers of fee-based products are LOTSolutions, which administers debt wavier products, and Assurant Solutions, which provides supplemental insurance products to our customers and administers debt wavier for certain customer segments. We provide marketing support and a billing platform for these third-party products. These third-party providers are fully responsible for the fulfillment of the products. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established.

The success of our fee-based business is a function of the number and variety of our fee-based product offerings, the marketing channels leveraged to sell fee-based products and the customers to whom we market these products. The profitability of our fee-based products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs, and the operating expenses associated with the programs. Although a wide-range of our customers purchase fee-based products and services, fee-based product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from fee-based products and services will either grow at a reduced rate or decline.

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

Auto Finance Segment. Accounts are managed in house by an experienced staff specifically trained in this segment of the industry. Credit quality and loss mitigation are managed at the dealer portfolio level through the implementation of dealer-specific loss reserve accounts. In most instances, the reserve accounts are cross-collateralized across all business presented by any single dealer. Performance at the dealer portfolio level (by product type) is monitored to adjust pricing or the reserve account or to determine if the dealer is to be excluded from our account purchase program.

Specific purchase guidelines are applied based upon each product offering, and established delegated approval authorities exist to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts are typically verified for accuracy before, during and after the acquisition process.

Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. This segment manages risk through diversifying the receivable base among some 1,300 active dealers.

How Do We Collect from Our Customers?

Credit Cards Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost effective and customer friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also will offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we vary from our general payment application priority (i.e., of applying payments first to accrued finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to accrued finance charges and fees or by agreeing to forego finance charges in exchange for an appropriate payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential “economic” loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work with our customers in a way intended to best protect us from economic loss on the cardholder relationship. Our selection of collection techniques, including, for example, whether we apply payments to finance charges or principal, impacts the statistical performance of our portfolios that we reflect under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder’s APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer’s minimum payment once a certain number of minimum payments are received. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percent of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

We constantly are monitoring and adapting our collection strategies, techniques, technology and training to optimize our efforts to reduce delinquencies and charge offs. We use our systems to develop these proprietary collection strategies and techniques, which we employ in our operations. We analyze the output from these systems to identify the strategies and techniques that we believe are most likely to result in curing a delinquent account in the most cost-effective manner, rather than treating all accounts the same based on the mere passage of time.

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

We generally charge off credit card receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge off date, we may reconsider whether charge off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our determination of whether an account is contractually past due is relevant to our delinquency and charge off data included under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge off status. We will consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as a fixed percentage of his or her statement balance (3% or 4%, depending on the credit card product that he or she has). If, for any reason, we are required to revise our minimum payment requirements, our delinquency and charge off data may be adversely affected.

Additionally, we use account re-aging as an account and customer management tool based on indicia or criteria that, in our judgment, evidence continued payment probability in an effort to increase the value of our account relationships. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. We also limit re-ages for cardholders in workout programs to once in a five-year period in addition to the periods stated above. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last 90 days with the exception of CCCS customers who are required to make at least one qualifying payment within a month of CCCS proposal acceptance. In addition, if a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge off policy. The fact that the re-aging criteria may be met for a particular account does not require us to re-age that account, and the extent to which we re-age accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, where circumstances warrant, we can make exceptions to these practices. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs.

Retail Micro-Loans Segment. Generally, for our traditional cash advance micro-loan product, upon the establishment of a relationship with a customer, the store will schedule an appointment with the customer at which time we expect him or her to return to our retail location and repay the cash advance. Prior to the day of the appointment, the store will attempt to contact the customer to confirm scheduling.

If a customer does not return to repay the cash advance, the store manager will either attempt to contact the customer to schedule another payment date through a promise to pay or deposit the personal check issued to us by the customer when he or she received his or her cash advance loan. Re-scheduling of payment dates is generally attempted first in order to improve customer relations and enhance overall collections.

If the store manager is unable to re-schedule a payment date, the customer’s check is deposited. If the check does not clear, either due to insufficient funds, a closed account or a stop-payment order, the branch employees use additional collection efforts. These collection efforts typically include contacting the customer by phone or in person to obtain a promise to pay, sending collection letters to the customer or attempting to deposit the customer’s check if funds become available. If these collection efforts fail, the debt may be sold to a third party to attempt collection.

Auto Finance Segment. Accounts that are purchased from approved dealers initially are collected by the originating branch or service center location using a cross section of traditional techniques. After a short period, accounts that have been loaded into our data processing system are centrally serviced to leverage auto dialer processing for early stage collections. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts may be returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account.

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment. Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Some of our products are designed for customers at the lower end of the FICO scoring range. In order to offset the higher loss rates among these customers and to help better select the customers with a greater likelihood of paying, these products generally have higher fees and more demanding terms than our other products. Because of the greater credit risks inherent in these customers and the fees and terms that the products have, these products, and the banks that issue them on our behalf, are subject to significant regulatory scrutiny. Were regulators, including the FDIC (which regulates the lenders that issue these products on our behalf), to object to these products we could be required to modify or discontinue them.

Investments in Previously Charged-Off Receivables Segment. Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act, the U.S. Bankruptcy Code and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, establish specific regulations that debt collectors must follow when collecting consumer accounts and contain specific restrictions when communicating with customers, including the time, place and manner of the communications. In addition, some states require licensure prior to attempting collection efforts.

Retail Micro-Loans Segment. These businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the rate and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements.

In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of micro-loans offered by FDIC supervised institutions and the period a customer may have micro-loans outstanding from any lender to 90 days during the previous 12-month period; subsequently, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. We are evaluating the impact of this and other regulatory developments on our business.

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements. In addition, various state statutes limit the rates and fees that may be charged, types of interest computations (e.g., interest bearing or pre-computed) and refunding processes that are permitted, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this business segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

Competition

Credit Cards Segment. We face substantial competition, the intensity of which varies depending upon economic and liquidity cycles, from other consumer lenders. Our credit card business competes with national, regional and local bankcard issuers, other general-purpose credit card issuers and retail credit card issuers. Large credit card issuers, including but not limited to JP Morgan Chase, Bank of America, CitiBank, and Capital One, may compete with us for customers in a variety of ways, including but not limited to interest rates and fees. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have. In addition, most of our largest competitors are banks and do not have to rely on third parties to issue their credit cards. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. Customer loyalty is often limited in this area. As such, we may lose entire accounts or account balances to competing credit card issuers.

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

Investments in Previously Charged-Off Receivables Segment. The consumer debt collection industry is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with a wide range of other purchasers of charged-off consumer receivables, including third-party collection agencies, other financial service companies, and credit originators that manage their own consumer receivables.

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

We face bidding competition in our acquisition of charged-off consumer receivables portfolios. Some of our current competitors, and possible new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry than we have. Moreover, our competitors may elect to pay prices for portfolios that we determine are not reasonable and, in that event, our volume of portfolio purchases may be diminished.

We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers give us a competitive advantage. However, we cannot be assured that we will be able to compete successfully against current or future competitors or that competition will not increase in the future. Because our Investments in Previously Charged-Off Receivables segment serves in some respects as a hedge for the sale of charged-off credit card receivables by our Credit Cards segment, the adverse effects of competition for our Investments in Previously Charged-Off Receivables segment typically would serve to benefit the operating results of our Credit Cards segment.

Retail Micro-Loans Segment. Competition for our Retail Micro-Loans segment originates from numerous sources. Our Retail Micro-Loans segment subsidiaries compete with traditional financial institutions that offer similar products such as overdraft protection and cash advances, as well as with other micro-loan companies that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Advance America, Check “n Go and Check into Cash, among others, who have multiple store operations located throughout the United States.

Differentiation among micro-loan providers is often relegated to location of branches, customer service, convenience and confidentiality. Due to the low barriers to entry within the market in terms of both cost and regulatory safe harbors within certain states, the micro-loan industry is in a period of significant growth, with multiple local chains and single unit operators often operating within the same market. The competition created by these operations could restrict our businesses’ ability to effectively earn adequate returns or grow at desired rates in certain markets.

Auto Finance Segment. Competition within the auto finance sector is very widespread and fragmented and includes captive finance companies from all of the major manufacturers. Our Auto Finance segment targets a customer base and dealer profile that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national companies focused on this credit segment (e.g., Credit Acceptance Corp., WestLake Financial and Western Funding) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2005, we had approximately 3,400 employees principally located in Florida, Georgia, Minnesota, North Carolina and Utah. Principally associated with the acquisitions within our Retail Micro-Loans and Auto Finance segments, we also have employees located in Alabama, Arizona, Arkansas, Colorado, Florida, Kentucky, Louisiana, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

Trademarks, Trade Names and Service Marks

CompuCredit and our subsidiaries have registered and continue to register, when appropriate, various trademarks, trade names and service marks used in connection with our businesses and for private-label marketing of certain of our products. We consider these trademarks and service marks to be readily identifiable with, and valuable to, our business. This Annual Report on Form 10-K also contains trade names and trademarks of other companies that are the property of their respective owners.

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

Certain corporate governance materials, including our Board committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “Investor Relations.” From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or NASDAQ, or as desirable to further the continued effective and efficient governance our company.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock could decline and you may lose all or part of your investment.

Our Cash Flows Are Dependent Upon the Cash Flows Received on the Receivables Underlying Our Securitizations and From Our Other Credit Products.

The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent and the rate at which cardholders use their cards. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risk of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our target customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from our securitizations and other credit products, which will result in a decrease in the value of our retained interests (which are based on expected future cash flows) and our loans receivable, and we will experience reduced levels of net income.

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts or account balances. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher under adverse economic conditions than those experienced in the consumer finance industry generally because of our focus on the sub-prime market. Changes in credit use, payment patterns and the rate of defaults by account holders may result from a variety of unpredictable social, economic and geographic factors. Social factors include, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt and the stigma of personal bankruptcy. Economic factors include, among other things, the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. Moreover, adverse changes in economic conditions in states where account holders are located, including as a result of severe weather, could have a direct impact on the timing and amount of payments on our credit card accounts.

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Income from the sale of credit card receivables and other credit products in securitization transactions and income from retained interests in receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables will occur and may cause fluctuations in our net income. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, new purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance.

Increases in expected losses and delinquencies may prevent us from continuing to securitize receivables in the future on similar terms. Greater than expected delinquencies and losses also could impact our ability to complete other securitization transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available.

Increased utilization of existing credit lines by cardholders would require us to establish additional securitization facilities or curtail credit lines. Our existing commitments to extend credit to cardholders exceeded our available securitization facilities at December 31, 2005. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders’ available credit lines or establish additional securitization facilities. This would subject us to several of the other risks that we have described in this section.

Increases beyond expected losses and delinquencies may cause us to incur losses on our retained interests. If the actual amounts of delinquencies and losses that occur in our securitized receivables are greater than our expectations, the value of our retained interests in the securitization transactions will decrease. Since we derive a portion of our income from these retained interests, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, levels of loss and delinquency could result in us being required to repay our securitization investors earlier than expected, reducing funds available to us for future growth.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize in one of two ways—we either originate receivables or purchase receivables from other credit card issuers. In either case, substantially all of our securitized receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in the fourth quarter of 2001, we suffered a substantial loss after we increased our discount rate to reflect the higher rate of return required by investors in sub-prime markets. Because our receivables portfolios are all of substantially the same character (i.e., sub-prime), the increased discount rate resulted in a decrease in the value of our retained interests in our securitized receivables portfolios. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Because our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact. We have no immediate plans to issue or acquire significant receivables of a higher quality.

Seasonal consumer spending may result in fluctuations in our net income. Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our customers may charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables we manage and subsequently securitize during those periods.

Increases in interest rates will increase our cost of funds and may reduce the payment performance of our customers. Increases in interest rates will increase our cost of funds, which could significantly affect our results of operations and financial condition. Our credit card accounts have variable interest rates. Significant increases in these variable interest rates may reduce the payment performance of our customers.

Due to the lack of historical experience with Internet customers, we may not be able to successfully target these customers or evaluate their creditworthiness. There is less historical experience with respect to the credit risk and performance of customers acquired over the Internet. As part of our growth strategy, we are expanding our origination of accounts over the Internet; however, we may not be able to successfully target and evaluate the creditworthiness of these potential customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds in Order to Fund the Receivables That We Originate or Purchase.

All of our securitization facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. Although our primary credit card receivables facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations, in the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations are reduced, investors in securitizations require a greater rate of return, we fail to meet the requirements for continued funding or securitizations otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, the “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and has at times been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

Our growth is dependent on our ability to add new securitization facilities. We finance most of our receivables through securitizations. To the extent we grow our receivables significantly, our cash requirements are likely to exceed the amount of cash we generate from operations, thus requiring us to add new securitization facilities. Our historic and projected performance impact whether, on what terms and at what cost we can sell interests in our securitizations. If additional securitization facilities are not available on terms we consider acceptable, or if existing securitization facilities are not renewed on terms as favorable as we have now or are not renewed at all, we may not be able to grow.

As our securitization facilities mature, they will be required to accumulate cash that therefore will not be available for operations. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on receivables are accumulated to repay the investors and are no longer reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables and effectively the maturing facility maintains its priority in its right to payments following collections on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If our securitization facilities begin to accumulate cash and we also are unable to obtain additional sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash.

The documents under which the securitization facilities are established provide that, upon the occurrence of certain adverse events known as early redemption events, the timing of payments to the investors could be accelerated. Early redemption events include portfolio performance triggers, the termination of the affinity agreement with CB&T, breach of certain representations, warranties and covenants, insolvency or receivership, servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In the Merrill Lynch facility, an early redemption event also may be triggered based on a total consolidated equity test or a change of control in CompuCredit. If an early redemption event occurs, principal payments would be made to investors to reduce their interests in our securitizations. As investors’ interests in our securitizations decrease, our liquidity would be negatively impacted and our financial results may suffer. We would need to obtain alternative sources of funding, and there is no certainty that we would be able to do so.

We may be unable to obtain capital from third parties needed to fund our existing securitizations or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in late 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card-based asset backed securities and the general economy.

The timing and volume of securitizations may cause fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables securitized will cause fluctuations in our quarterly income. Factors that affect the timing or volume of our securitizations include the growth in our receivables, market conditions and the approval by all parties of the terms of the securitization.

The performance of our competitors may impact the costs of our securitization. Investors in our securitizations compare us to other sub-prime credit card issuers and, to some degree, our performance is tied to many of the factors that impact their performance. Generally speaking, our securitizations investors also invest in our competitors’ securitizations. These investors broadly invest in receivables, and when they evaluate their investments, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor sentiment, and the investors in our securitizations require greater returns, particularly with respect to subordinated interests. In the fourth quarter of 2001, for instance, investors demanded unprecedented returns. In the event that investors require higher returns and we sell our retained interests at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests in our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We also might increase the discount rate used to value all of our other retained interests, which also would result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we would potentially decrease the rate used to value all of our other retained interests, which would result in additional income.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties made to us by sellers of the receivables are inaccurate. The representations and warranties made to us by sellers of receivables we purchased may be inaccurate. We rely on these representations and warranties when we securitize these purchased receivables. In securitization transactions, we make representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, then under the terms of the applicable investment agreement we could be required to pay the investors the amount of the non-compliant receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding.

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

Intense competition for customers may cause us to lose receivables to competitors. We may lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank card issuers and with other general purpose credit card issuers, including American Express®, Discover® and issuers of Visa® and MasterCard® credit cards. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

We may be unable to sustain and manage our growth. We may experience fluctuations in net income or sustain net losses if we are not able to sustain or effectively manage our growth. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

•	growth in both existing and new receivables;

•	the degree to which we lose receivables to competitors;

•	levels of delinquencies and charge offs;

•	the availability of funding, including securitizations, on favorable terms;

•	our ability to sell retained interests on favorable terms;

•	our ability to attract new customers through originations or portfolio purchases;

•	the level of costs of soliciting new customers;

•	the level of response to our solicitations;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

Our decisions regarding marketing can have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 and 2005 because of our improved access to capital attributable to our Merrill Lynch securitization facility.

Our operating expenses and our ability to effectively service our accounts are dependent on our ability to estimate the future size and general growth rate of the portfolio. One of our servicing agreements causes us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow more slowly than anticipated, we still may have higher servicing expenses than we actually need, thus reducing our net income.

We Operate in a Heavily Regulated Industry.

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, Jefferson Capital’s charged-off receivables operations, auto finance and micro-loan activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules. Some of these issues are discussed more fully below.

Enforcement actions or inquiries by regulatory authorities under consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines and litigation. Our operations and the operations of CB&T and the other issuing banks through which we originate certain receivables are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, state regulators having jurisdiction over financial institutions and debt origination and debt collection and state attorneys general. Our business practices, including our marketing, servicing and collection practices and in some cases the terms of our products, are subject to review by these regulatory and enforcement authorities. Because of the consumer-oriented nature of our business, from time to time we receive inquiries and requests for information from these regulatory and enforcement authorities that can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. Recently, we received and responded to inquiries relating to our use of marketing and other materials in our solicitation of consumers and our servicing and collection practices. The investigating authority has taken the position that certain specific practices are not in compliance with its interpretation of applicable law and has suggested that we take various remedial actions as a result. We believe that our compliance with the suggested remedial actions will not result in a material adverse change in our financial condition, results of operations or business. However, if any additional deficiencies or violations of law or regulations with respect to our practices or marketing or other materials are identified by us or any regulatory or enforcement agency as a result of this particular inquiry, or any other communications or inquiries, there can be no assurance that the correction of such deficiencies or violations would not have a material adverse effect on our financial condition, results of operations or business. In addition, notwithstanding our policy of full cooperation, a regulatory or enforcement authority could require us to change our practices in specific ways or take remedial action with respect to affected customers, or it could take other action against us, such as the imposition of a fine or penalty. Furthermore, negative publicity relating to the announcement of any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital or raise our costs of doing business. The imposition of significant fines or burdensome remedial actions, or the negative consequences of any significant or high profile regulatory or enforcement actions could adversely affect our financial condition, results of operations or business.

In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or any other issuer of credit products, including CB&T, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Required changes in minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that the issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization.” To date, none of our issuing banks has required that we change our minimum payment practices, although it is possible that they will. We have not made any assessment of the impact of a change in our minimum payment practices on our business, although a change in response to the requirements of our issuing banks could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

Adverse regulatory action with respect to issuing banks would adversely impact our business. It is possible that a regulatory position or action taken with respect to CB&T, or another issuing bank through which we originate receivables or for whom we service receivables, might result in CB&T’s, or the other bank’s, inability or unwillingness to originate receivables on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro loans through third-party servicers. Immediately after this request the issuing bank for which we provide services in four states stopped making new loans. In the future, the FDIC or other regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products) or the manner in which we market them. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables, which would have a materially adverse impact on our business.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. As an originator and servicer of sub-prime receivables, we typically charge higher interest rates and fees than lenders serving consumers with higher credit scores. Sub-prime lenders are commonly the target of legislation (and revised legislative interpretations) intended to prohibit or curtail these and other industry-standard practices as well as non-standard practices. Among others, changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to refund previously collected amounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	federal and state laws may limit our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	reductions in statutory limits for fees and finance charges could cause us to reduce our fees and charges;

•	some of our products and services could be banned in certain states or at the federal level; for example, in 2004 the State of Georgia made certain micro-loan practices illegal and regulatory action and litigation has been brought in North Carolina alleging that certain micro-loan practices are prohibited in that state; and

•	federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us.

Accordingly, our business is always subject to changes in the regulatory environment. Changes or additions to the consumer protection laws and related regulations, or to the prevailing interpretations thereof, could invalidate or call into question a number of our existing products, services and business practices, including our credit card origination, charged-off receivable collection, auto finance and micro-loan activities. Any material regulatory developments could adversely impact our results from operations.

Changes in law may increase our credit losses and administrative expenses, restrict the amount of interest and other charges imposed on the credit card accounts or limit our ability to make changes to existing accounts. Numerous legislative and regulatory proposals are advanced each year that, if adopted, could harm our profitability or limit the manner in which we conduct our activities. Changes in federal and state bankruptcy and debtor relief laws may increase our credit losses and administrative expenses. More restrictive laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive, further restrict the amount of interest and other charges we can impose on the credit products we originate or market, target sub-prime lenders, limit our ability to make changes to the terms of existing accounts or otherwise significantly harm our business.

Recent changes in bankruptcy laws may have an adverse impact on our performance. Effective October 17, 2005, the federal bankruptcy code was amended in several respects. One of the changes made it substantially more difficult for individuals to obtain a complete release from their debts through a bankruptcy filing. As a result, immediately prior to the effective date of the amendments there was a substantial increase in bankruptcy filings by individuals. We are not yet able to fully assess the impact of this increase. Much of the impact appears to have been to simply accelerate the bankruptcy filings by individuals who otherwise would have filed in due course. Also, the individuals who filed in many cases already were delinquent in payments, whether to us or to others, and their receivables already may have been considered uncollectible. We do not expect the amendments to have a material long-term impact on our business.

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices (one form of these activities is sometimes referred to as “payday” lending). Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. For example, in May 2004, a new law became effective in Georgia that effectively prohibits certain micro-loan practices in the state. Several other state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans. In addition, Mississippi and Arizona have sunset provisions in their laws permitting micro-loans that require renewal of the laws by the state legislatures at periodic intervals. Although states provide the primary regulatory framework under which we conduct our micro-loan services, certain federal laws also impact our business. In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of cash advance micro-loans offered by FDIC supervised institutions and the period a customer may have cash advance micro-loans outstanding from any lender to three months during the previous 12-month period; subsequently, we have only recently learned that, during February 2006, the FDIC asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. We are evaluating the impact of this regulatory development on our business, and it could have a material adverse effect on our business, results of operations and financial condition. Moreover, future laws or regulations (at the state, federal or local level) prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general, banking regulators, and others continue to scrutinize the micro-loan industry and may take actions that could require us to cease or suspend operations in their respective states. For example, a group of plaintiffs has brought a series of putative class action lawsuits in North Carolina claiming, among other things, that the cash advance micro-loan activities of the defendants violate numerous North Carolina consumer protection laws. The lawsuits seek various remedies including treble damages. One of these lawsuits is pending against CompuCredit and five of our subsidiaries. If these cases are determined adversely to us, there could be significant consequences to us, including the inability to continue cash advance micro-loan servicing activities in North Carolina, the inability to collect loans outstanding in North Carolina, a potential impairment in the value of the goodwill attendant to the micro-loan business, and the payment of monetary damages. We also might secede voluntarily (or with the encouragement of a regulator) to withdraw from a particular state which could have a similar effect.

Negative publicity may impair acceptance of our products. Critics of sub-prime credit and micro-loan providers have in the past focused on marketing practices that they claim encourage consumers to borrow more money than they should, as well as on pricing practices that they claim are either confusing or result in prices that are too high. Consumer groups, Internet chat sites and media reports frequently characterize sub-prime lenders as predatory or abusive toward consumers and may misinform consumers regarding their rights. If these negative characterizations and misinformation become widely accepted by consumers, demand for our products and services could be adversely impacted. Increased criticism of the industry or criticism of us in the future could hurt customer acceptance of our products or lead to changes in the law or regulatory environment, either of which would significantly harm our business.

We Routinely Explore Various Opportunities to Grow Our Business, to Make Investments and to Purchase and Sell Assets.

We routinely consider acquisitions of, or investments in, portfolios and other businesses as well as the sale of portfolios and portions of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to successfully integrate the acquired business or assets and that we will not be able to produce the expected level of profitability from the acquired business or assets. Similarly, there are a number of risks attendant to sales, including the possibility that we will undervalue the assets to be sold. As a result, the impact of any acquisition or sale on our future performance may not be as favorable as expected and actually may be adverse.

Our portfolio purchases may cause fluctuations in reported managed receivables data, which may reduce the usefulness of historical managed loan data in evaluating our business. Our reported managed receivables data may fluctuate substantially from quarter to quarter as a result of recent and future portfolio acquisitions. As of December 31, 2005, portfolio acquisitions account for 30.4% of our total portfolio based on our ownership percentages.

Receivables included in purchased portfolios are likely to have been originated using credit criteria different from our criteria. As a result, some of these receivables have a different credit quality than receivables we originated. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge off rates than the receivables previously originated and purchased by us. These receivables also may earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed receivables data to fluctuate substantially in future periods making the evaluation of our business more difficult.

Any acquisition or investment that we make, including our recent acquisition of Wells Fargo Financial’s CAR business unit and our pending acquisition of CardWorks, Inc., will involve risks different from and in addition to the risks to which our business is currently exposed. These include the risks that we will not be able to successfully integrate and operate new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

Other Risks of Our Business

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks, and substantially all of our new credit card issuances are made under an agreement with CB&T. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships like the CB&T relationship to provide for the issuance of credit cards to our customers. Our current agreement with CB&T is scheduled to expire on March 31, 2009. If we are unable to execute a new agreement with CB&T at the expiration of the current agreement or if our existing or new agreement with CB&T were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

We may not be able to purchase charged-off receivables at sufficiently favorable prices or terms for our Jefferson Capital operations to be successful. The charged-off receivables that are acquired and serviced by

Jefferson Capital or sold to third parties pursuant to forward flow contracts have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged-off receivables portfolios where our projected collections or purchase price received for the sale of such charged-off receivables will exceed our acquisition costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections (or purchase price received) to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital’s profitability. The availability of charged-off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge off trends in consumer receivables, our ability to develop and maintain long-term relationships with key charged-off receivable sellers, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged-off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged-off receivables and reduce our return on such portfolios.

Additionally, sellers of charged-off receivables generally make numerous attempts to recover on their non-performing receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. Charged-off receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our Jefferson Capital operations.

The analytical model we use to project credit quality may prove to be inaccurate. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. We believe our analysis enables us to better identify consumers within the underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analytical model. If any of our assumptions underlying our model proves materially inaccurate or changes unexpectedly, we may not be able to achieve our expected levels of collection, and our revenues will be reduced, which could result in a reduction of our earnings.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing pursuant to agreements with CB&T and its affiliates. In 2005, we paid CB&T and its affiliates $32.0 million for these services. If these agreements were not renewed or terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

We rely on Visionary Systems, Inc. for software design and support, and any disruption of our relationship with Visionary Systems would negatively impact our business. During 2005, we paid Visionary Systems $6.1 million for software development, account origination and consulting services. In the event that Visionary Systems no longer provides us with software and support, our business would be negatively impacted until we retained replacement vendors. We believe that a number of vendors are qualified to perform the services performed by Visionary Systems and believe that this impact would be only temporary.

If we obtain a bank charter, any changes in applicable state or federal laws could adversely affect our business. CardWorks, Inc. owns a bank, and as part of our proposed acquisition of CardWorks, Inc. we have applied for permission to acquire that bank. We may or may not receive permission to acquire that bank, and in the future we may apply for other charters as well. If we obtain a bank or credit card bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. We are unable to predict the effect of any future changes of applicable state and federal laws or regulations, but such changes could adversely affect the bank’s business and operations.

If we ever consolidate the entities that hold our receivables, the changes to our financial statements are likely to be significant. When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving. These rules at some point could be changed or interpreted in a manner that requires us to consolidate these entities. In addition, we might at some point modify how we securitize receivables, or propose modifications to existing securitization facilities, such that the consolidation of these entities could be required. If this occurred, we would include the receivables as assets on our balance sheets and also would include a loan loss reserve. Similarly, we no longer would include the corresponding retained interests as assets. There also would be significant changes to our statements of operations and cash flows. The net effect of consolidation would be dependent upon the amount and nature of the receivables at the time they were consolidated, and although it is difficult to predict the net effect of consolidation, it is likely to be material.

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

We recently entered the automobile lending business. On April 1, 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-two states through twelve branches, three regional processing centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, this business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of our competitors;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the share lending agreement.

In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or in short sales transactions by purchasers of convertible notes securities, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sales transactions by purchasers of the notes, will have on the trading price of our common stock.

We have the ability to issue preferred shares without shareholder approval. Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining shareholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest.

Our executive officers, directors and parties related to them, in the aggregate, control a majority of our voting stock and may have the ability to control matters requiring shareholder approval. Our executive officers, directors and parties related to them own a large enough stake in us to have an influence on, if not control of, the matters presented to shareholders. As a result, these shareholders may have the ability to control matters requiring shareholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change of control of us, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices, comprising approximately 194,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 284,000 square feet, are located in leased premises in: Atlanta, Georgia; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake City, Utah. Our Investments in Previously Charged-Off Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Loans segment is headquartered in Peachtree City, Georgia with approximately 19,000 square feet of leased space; its storefront locations in the various states in which they operate average approximately 1,550 square feet per store of leased space. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 16,000 square feet of leased space, with additional operation centers in North Carolina, Nevada and Texas and branch locations in various states. We believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ Global Market under the symbol “CCRT”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market. As of February 24, 2006, there were approximately 76 holders of our common stock, not including persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2004	High	Low
1st Quarter 2004	$24.90	$19.40
2nd Quarter 2004	$21.95	$14.74
3rd Quarter 2004	$20.08	$14.60
4th Quarter 2004	$27.94	$17.97

2005	High	Low
1st Quarter 2005	$33.18	$25.01
2nd Quarter 2005	$34.96	$25.63
3rd Quarter 2005	$44.95	$33.66
4th Quarter 2005	$46.85	$36.86

The closing price of our common stock on the NASDAQ Global Market on February 24, 2006 was $38.65. We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

Our determination that we are a well-known seasoned issuer is based upon our closing stock price on February 15, 2006 and our having 17,367,043 shares outstanding on that date, excluding shares held by affiliates and loaned shares.

The following table provides information with respect to purchases we made of our common stock during 2005:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2004	2,248,500	$12.63	2,248,500	7,751,500
Second quarter	2,999,170	$33.40	2,999,170	4,752,330
Fourth quarter	16,225	$45.78	16,225	4,736,105

Balance as of December 31, 2005	5,263,895	$28.19	5,263,895	4,736,105

(1)	Excludes treasury stock used to satisfy stock option exercises of 477,451 shares for 2005. Includes, however, shares (5,170 shares in the second quarter and 16,225 shares in the fourth quarter) returned to us by employees in satisfaction of withholding tax requirements on option exercises and vested restricted stock grants.
(2)	Under the repurchase program authorized by the Board of Directors, we are authorized to repurchase up to 10 million shares of our outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth, for the periods indicated, selected consolidated financial and other data for CompuCredit. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

We securitize a substantial majority of our credit card receivables. In each securitization treated as a sale under GAAP, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and retain the rights and obligations to service the accounts. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables, however, will affect the future cash flows we actually receive. Various financial, operating and statistical data for the credit card receivables underlying the securitization structures for which we act as servicer are presented in the “Credit Cards Segment” discussion within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$125,615	$40,683	$11,193	$2,494	$2,347
Interest expense	(33,971)	(4,729)	(6,534)	(7,579)	(317)

Net interest income (expense) before fees and other income on non-securitized earning assets and provision for loan losses	91,644	35,954	4,659	(5,085)	2,030
Fees and other income on non-securitized earning assets	477,482	241,984	50,584	—	—
Provision for loan losses	(140,660)	(61,944)	(7,059)	—	—

Net interest income (expense), fees and other income on non-securitized earning assets	428,466	215,994	48,184	(5,085)	2,030
Other operating income:
Fees and other income on securitized earning assets	127,779	158,192	270,239	97,411	133,346
Servicing income	143,128	92,297	97,473	66,665	6,018
Ancillary and interchange revenues	28,954	24,271	19,613	30,713	53,372
Equity in income of equity-method investees	45,627	1,987	27,676	45,717	—

Total other operating income	345,488	276,747	415,001	240,506	192,736
Other operating expense	490,762	313,327	237,242	226,389	190,354

Income before minority interests and income taxes	283,192	179,414	225,943	9,032	4,412
Minority interests	(13,349)	(22,345)	(37,233)	—	—

Income before income taxes	269,843	157,069	188,710	9,032	4,412
Income taxes	(98,493)	(56,350)	(66,992)	(3,161)	(1,545)

Net income	$171,350	$100,719	$121,718	$5,871	$2,867

Net income attributable to common shareholders	$171,350	$96,315	$117,434	$1,703	$2,723

Net income per common share—diluted	$3.34	$1.93	$2.34	$0.04	$0.06

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Securitized earning assets	$786,983	$536,718	$543,160	$298,674	$412,813
Non-securitized earning assets, net	468,311	158,430	45,238	—	—
Total assets	1,821,190	1,003,526	761,355	518,915	536,457
Notes payable	165,186	83,624	1,945	—	16,517
Convertible senior notes	550,000	—	—	—	—
Shareholders’ equity	$767,211	$683,890	$574,013	$447,868	$446,479

The following tables contain unaudited quarterly results for the years ended December 31, 2005 and 2004.

Selected Quarterly Financial Data

	At or for the Three Months Ended
	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income, fees and other income on non-securitized earning assets	$83,441	$97,937	$151,019	$96,069	$83,715	$69,515	$33,490	$29,274
Fees and other income on securitized earning assets	11,295	56,503	22,489	37,492	28,012	54,225	35,312	40,643
Other operating income	54,674	50,700	51,524	60,811	32,291	29,351	27,591	29,322
Other operating expense	146,084	119,500	117,415	107,763	98,669	85,941	65,847	62,870

Income before minority interests and income taxes	3,326	85,640	107,617	86,609	45,349	67,150	30,546	36,369
Minority interests	1,360	(2,706)	(2,842)	(9,161)	(2,167)	(7,131)	(6,754)	(6,293)

Income before income taxes	4,686	82,934	104,775	77,448	43,182	60,019	23,792	30,076
Income taxes	(1,711)	(30,271)	(38,243)	(28,268)	(15,114)	(21,007)	(8,941)	(11,288)

Net income	$2,975	$52,663	$66,532	$49,180	$28,068	$39,012	$14,851	$18,788

	At or for the Three Months Ended
	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Per common share:
Basic	$0.06	$1.09	$1.33	$0.96	$0.55	$0.77	$0.29	$0.36
Diluted	$0.06	$1.05	$1.29	$0.94	$0.54	$0.75	$0.28	$0.36

	At or for the Three Months Ended
	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Securitized earning assets	$786,983	$714,369	$586,766	$473,367	$536,718	$585,966	$508,318	$549,399
Non-securitized earning assets, net	468,311	388,756	306,373	176,730	158,430	115,411	97,726	68,020
Total assets	1,821,190	1,507,688	1,425,177	1,008,573	1,003,526	947,160	841,869	782,860
Notes payable	165,186	161,079	145,609	79,547	83,624	75,469	56,898	6,139
Convertible senior notes	550,000	250,000	250,000	—	—	—	—	—
Shareholders’ equity	$767,211	$761,398	$703,685	$734,201	$683,890	$642,140	$608,144	$610,849

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our consolidated financial statements and the related notes included therein where certain terms have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K and other factors discussed in this section, there are risks that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this section. See “Cautionary Notice Regarding Forward-Looking Statements.”

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

We generally have financed our credit card origination activities through securitization of the receivables underlying the accounts we originate and portfolios we purchase. The leverage (i.e., the percentage on a dollar that lenders will lend us, or the “advance rate”) that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. From the latter part of 2001 through the end of 2003, the advance rates that securitization lenders were willing to provide us with respect to our originated portfolio master trust were not adequate enough for us to earn the returns on equity that we demand for our shareholders. Accordingly, we did not originate a significant number of accounts during that time period.

In January 2004, however, we completed a two-year securitization facility in connection with our originated portfolio master trust at advance rates that allow us to earn acceptable returns on equity from account originations to our traditional customer base; accordingly, we began to market our card offerings to again grow our traditional originated credit card business beginning in the first quarter of 2004. The January 2004 facility provided for an initial one-year committed funding level of $1.25 billion, growth in that committed funding level to $1.5 billion in the second year, one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term and an orderly amortization of the facility at expiration in a manner that we expect will allow us to receive cash flows that will adequately cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust. This facility was reduced to $1.0 billion by us during 2005 and extended to January 2008 at more favorable interest costs and terms than the original facility. The size of the facility was reduced based on the fact that two term securitization facilities were issued out of our originated portfolio master trust late in 2004; as such, the full capacity of the facility was not needed and unused commitment fees could be reduced as capacity at the $1.5 billion level was no longer necessary.

During the period between late 2001 through the end of 2003, while we were not originating significant numbers of accounts within our originated portfolio master trust, we sought to diversify our product offerings. During this time period we continued with our testing of underwriting criteria for and origination of a then new credit card product for us that we believed would allow us to earn our desired returns on equity even with no leverage against the product. That product offering—our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range—is now a significant source of growth and profitability for us. Given its terms, however, this product also is subject to greater regulatory scrutiny. At December 31, 2005, the gross face amount of credit card receivables underlying this product offering was $326.7 million. Further, we also focused on portfolio acquisition as a significant growth channel for our overall credit card receivables portfolio. Through this channel, we were able to obtain sufficient leverage against our discounted purchase prices to allow us to earn our desired returns on equity. We completed two significant portfolio acquisitions in 2002 and one in 2003, and then we went on to complete two more in 2004 and two more in early 2005.

Our credit card portfolio acquisitions and our acquisitions of previously charged-off receivables within our Jefferson Capital subsidiary have been very successful and have fit within our longstanding strategy of maximizing shareholder returns through high-return business activities, while growing only to the extent that we have the liquidity in place to profitably do so. We believe that we have achieved our goals to date by maintaining flexibility and seeking opportunities where others might not, and we believe that these traits are essential for our continued success. Thus, our focus is on how we can efficiently deploy our risk modeling, underwriting, servicing and collection platform and expertise, irrespective of the particular vehicle through which we obtain the receivables to which we apply our skill set.

Also as a part of our strategy of complementary diversification, we began rolling out a stored-value card initiative during the first quarter of 2004. Moreover, we expanded our product and service offerings to include the marketing, servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including our own retail branch locations, direct marketing, telemarketing and the Internet. We began these micro-loan activities in earnest during the second quarter of 2004 through our acquisition of substantially all of the assets of First American, a sub-prime lender with over 300 retail storefronts, and we continued our expansion in this area with our third quarter 2004 acquisition of Venture Services, another complementary sub-prime lender with an additional 166 storefronts, and with our acquisition of another 39 storefronts in the State of Ohio in January 2005. In four states—Arkansas, Florida, North Carolina and West Virginia—we do not extend credit but instead originate and service loans for a third-party financial institution. During February 2006 we learned from that financial institution that the FDIC has effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. CompuCredit currently does not have specific details concerning this development, such as the timeframe for the FDIC-insured financial institution’s cessation of lending operations. However, this development will impact our business in only four states. Using principally our retail storefronts and Internet marketing, we have been developing, testing and rolling out to consumers a variety of new and alternative micro-loan products, including installment loans, auto loans, charge card and credit card offerings, that should be a cheaper alternative for consumers and should help to bring them into the financial mainstream.

In April 2005, we acquired Wells Fargo Financial’s “CAR” business unit, which now operates in forty-two states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters.

Also, in September 2005, we entered into a stock purchase agreement with CardWorks, L.P., pursuant to which we plan to acquire all of the issued and outstanding shares of capital stock of CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals, and we are hopeful that the acquisition will be completed in the first half of 2006. We also began in 2005 to build technologies to enable us to underwrite, service and collect a wide variety of third-party consumer finance receivables such as loans secured by motorcycles, all terrain vehicles and the like. We provide servicing for third-party owners of these consumer finance receivables, and we have made some modest investments in these receivables ourselves. We see these efforts as being complementary to the third-party servicing platform that we expect to obtain through Cardholder Management Services, LLC upon completion of our pending CardWorks, Inc. acquisition.

Throughout 2006 and beyond, our shareholders should expect us to continue to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business, including further acquisitions of sub-prime lenders. We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”). To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization gains or losses, which may be material. (This occurred, for example, in the third quarters of both 2003 and 2004 and in the first and third quarters of 2005.) For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and interest and fee income associated with our new Auto Finance segment. The approximate $84.9 million increase when comparing 2005 to 2004 is primarily due to growth in our credit card receivables associated with our largely fee-based credit card offering to customers at the lower end of the FICO scoring range, as well the addition of our Auto Finance segment and its related loans receivable, none of which we have securitized. Also included within total interest income (under the other category) is the interest income that we have earned on our interest-bearing cash accounts and various investments in debt securities, including interest earned on CSG Trust bonds and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with our CSG Trust bonds and the Embarcadero Trust subordinated, certificate interest. Nevertheless, our other interest income levels have increased between 2004 and 2005 due to other bond investments that we made (typically in bonds issued by other third-party asset backed securitizations) throughout 2004 and 2005 and given the cash deposits that we have accumulated in interest-bearing accounts during 2005 associated with our $250.0 million and $300.0 million convertible senior note offerings and our receipt of $143.0 million in cash from the sale of assets within our Investments in Previously Charged-Off Receivables segment.

As we continue to grow our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and the receivables within our new Auto Finance segment, and assuming that we do not securitize the loans receivable underlying these product offerings in off balance sheet arrangements, we expect to see continued growth in our total interest income throughout 2006.

Interest Expense. Interest expense increased $29.2 million in 2005 when compared to the prior year, principally due to an $11.0 million final settlement of our obligations to a lender that financed our original equity investment in CSG, an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were repaid during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows we receive from our investment in CSG. Because of our $11.0 million settlement payment to the lender, the Company is now entitled to receive 100% of all future excess cash flows attributable to the Company’s investment in CSG; we started receiving these excess cash flows (and hence began realization of the benefits of our settlement payment to the lender) during the fourth quarter of 2005. Additional 2005 interest costs were associated with:

(1)	our Retail Micro-Loans segment acquisition and working capital-related debt, which increased interest costs $3.8 million;

(2)	debt funding the acquisition and operations of our new Auto Finance segment, which added $7.6 million in interest costs;

(3)	our May 2005 $250.0 million convertible senior note issuance, which added $5.4 million in interest costs; and

(4)	our November 2005 $300.0 million convertible note issuance, which added $1.8 million in interest costs.

Notwithstanding the fact that the $11.0 million CSG-related payment is a non-recurring payment, we expect further increases in interest expense during 2006, as our Auto Finance segment debt and the convertible senior notes are expected to be outstanding throughout the entire 2006 year, while each of these items of debt were outstanding for only a portion of the 2005 year. We also may incur additional indebtedness.

Fees and other income on non-securitized earning assets. The following table details the components of fees and other income on non-securitized earning assets for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Fees and other income on non-securitized earning assets:
Retail micro-loan fees	$81,488	$37,485	$—
Fees on non-securitized credit card receivables	177,521	81,505	12,818
Fingerhut receivables while on balance sheet	84,745	64,322	—
Investments in previously charged-off receivables	48,912	56,723	37,766
Gain on bulk sale of previously charged-off receivables (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract,” to our consolidated financial statements included herein)	69,559	—	—
Other	15,257	1,949	—

Total	$477,482	$241,984	$50,584

The increase during 2005 of $235.5 million in fees and other income on non-securitized earning assets was largely attributable to:

(1)	growth in fees on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which increased $96.0 million;

(2)	the addition and growth of our Retail Micro-Loans segment (established during the second quarter of 2004), in which fees increased $44.0 million;

(3)	increased income of $20.4 million associated with the Fingerhut receivables (including amortization of deferred gain and recognition of the remaining deferred gain upon securitization of these receivables in September 2005) during the period when they were reflected on our balance sheet following their de-securitization in the third quarter of 2004 and prior to their securitization in September 2005, as referenced in Note 7, “Fingerhut Receivables,” to our consolidated financial statements included herein; and

(4)	growth in income within our Investments In Previously Charged-Off Receivables segment of $61.7 million when including our bulk sale of previously charged-off receivables during the second quarter of 2005, which generated $69.6 million in fees and other income with no corresponding amount recognized in the prior year.

The bulk sale of previously charged-off receivables transaction is discussed further in the specific segment discussion for our Investments in Previously Charged-Off Receivables segment. Because of the September 2005 securitization of the Fingerhut receivables, income for the foreseeable future associated with the Fingerhut receivables will be represented exclusively within fees and other income on securitized assets (as income from retained interests in credit card receivables) and as part of servicing income on our consolidated statements of operations. Upon securitization of these receivables in September 2005, we recorded a securitization gain (as part of fees and other income on securitized earning assets on our consolidated statements of operations) of $31.6 million. Because the portfolio of Fingerhut receivables is liquidating at a rapid rate, the income generated from this portfolio will be much lower in 2006 than it has been in prior years.

The other category above includes gains on put options that we wrote on our stock, gains associated with our investments in securities and fees associated with our stored-value card, merchant credit, on-line micro-loan, and third-party consumer finance receivable servicing operations, none of which currently represent significant activities for us. We expect to see continued income growth within the other category, as well as within our retail micro-loans fees and fees on non-securitized credit card categories throughout 2006 and beyond, although the growth in micro-loan fees will be offset somewhat by the likely termination of our origination and servicing work for a third-party financial institution in four states.

Provision for loan losses. Our provision for loan losses increased to $140.7 million in 2005, from $61.9 million in 2004. The $78.8 million increase was principally due to significant year-over-year growth in on-balance sheet loans and fees receivable related to: (1) our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (2) our Retail Micro-Loans segment acquisitions, two of which occurred in the second and third quarters of 2004; and (3) our second quarter 2005 Auto Finance segment acquisition.

The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Although we do not foresee any significant degradation in credit quality for the next few quarters and while current delinquency and credit loss trends generally look favorable, we do expect that our provision for loan losses will increase over the next few quarters based on the loans and fees receivable growth that we are planning. Our provision for loan losses as a percentage of average loans and fees receivable in 2005 was significantly lower than 2004, principally due to our acquisition of the Auto Finance segment during the second quarter of 2005. We acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability ($27.6 million at December 31, 2005) within accounts payable and accrued expenses on our balance sheet. Because of the level of recourse that we have back to the dealers, our credit losses for the Auto Finance segment are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities. The effects of the auto finance acquisition also account for the reduction in the ratio of our allowance for uncollectible loans and fees receivable as a percentage of period-end loans and fees receivable at December 31, 2005, versus recent prior quarters. Another factor favorable to the above ratios is $20.9 million of a new 2005 category of receivables within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we have not provided an allowance for these loans receivables because we do not expect to see any charge offs of these receivables. Lastly, the aforementioned ratios were also favorably influenced in 2005 by the improved overall credit environment that we have experienced within our portfolio of credit card and auto finance loans and fees receivable.

Fees and other income on securitized earning assets. Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our securitized credit card receivables, (2) securitization gains, and (3) income from retained interests in credit card receivables securitized, each of which is detailed in the following table for 2005, 2004 and 2003 (in thousands).

	For the year ended December 31,
	2005	2004	2003
Securitization gains	$40,142	$1,651	$31,385
Income from retained interests in credit card receivables securitized	26,901	80,205	150,538
Fees on securitized receivables	60,736	76,336	88,316

Total fees and other income on securitized earning assets	$127,779	$158,192	$270,239

The following trends related to 2005 are noted with respect to our fees and other income on securitized earning assets:

(1)	The $40.1 million of securitization gains in 2005 primarily relates to securitization of the Fingerhut receivables, which resulted in a securitization gain of $31.6 million, as well as a $1.6 million securitization gain associated with our first quarter 2005 acquisition of $72.1 million (face amount) in credit card receivables through one of our majority-owned subsidiaries. Additionally, securitization gains of $6.9 million in 2005 resulted from a net increase in the managed receivables underlying securitizations through our originated portfolio master trust during 2005. We expect to see additional securitization gains associated with receivables underlying securitizations through our originated portfolio master trust throughout 2006.

(2)	Income from retained interests in credit card receivables securitized is down $53.3 million in 2005 versus 2004, due in part to: (a) significant reductions in managed receivables levels within the Embarcadero Trust between 2004 and 2005; (b) increased charge offs during the fourth quarter of 2005 across each of our securitized portfolios as cardholders accelerated personal bankruptcy filings prior to the effective date of recently enacted bankruptcy legislation; and (c) the effects of purchase discounts underlying our retained interests in the Embarcadero Trust. The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust have abated significantly between 2004 and 2005; this was expected as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher finance charge, late fee charge offs and principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized.

(3)	Another factor underlying the decrease in income from retained interests in credit card receivables securitized is the increase in our servicing rates to 4% on the two term securitization facilities issued out of the originated portfolio master trust in October 2004. This accounts for $18.8 million of this decrease. Offsetting this amount dollar-for-dollar is $18.8 million increase in servicing income in 2005.

(4)	The various decreases in income from retained interests in credit card receivables securitized described above were offset somewhat by: (a) income associated with the September 2005 securitization of the Fingerhut receivables; and (b) modest amounts of income associated with the securitization trust underlying our third quarter 2004 acquisition of $92.0 million in face amount of receivables and our first quarter 2005 acquisition of $72.1 million in face amount of receivables.

(5)	Fees on securitized receivables declined primarily due to lower 2005 over-limit fees, reflecting the fact that many of our originated portfolio master trust receivables relate to newer account additions, as well as general economic environment and credit quality improvements for our securitized receivables which are consistent with the general improvements seen in our delinquency and charge off rates.

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

Servicing income. Servicing income increased $50.8 million due in part to the growth in receivables in our originated portfolio master trust throughout 2005 as well as $18.8 million higher servicing fees realized during 2005 for the two term securitization facilities issued out of the originated portfolio master trust in October 2004. These two term securitization facilities permitted an increase in our servicing rates to 4.0% (i.e., from the 0.1% level that we have historically experienced for facilities issued out of our originated portfolio master trust). Also contributing to the servicing income increases were (1) $6.4 million of higher retail micro-loan processing and servicing fees during 2005 when compared to the prior year and (2) the addition of servicing income related to the $92.0 million (face amount) in receivables that we acquired and securitized during the third quarter of 2004, the $996.5 million (face amount) in receivables that our equity-method investee, Transistor, acquired during the fourth quarter of 2004, the $376.3 million (face amount) in receivables that our newest equity-method investee acquired during the first quarter of 2005 and the $72.1 million (face amount) in receivables that we acquired during the first quarter of 2005.

The above-noted servicing income increases were offset partially by declines in the Embarcadero Trust and CSG Trust managed receivables and the third quarter 2004 de-securitization of the Fingerhut receivables (which were subsequently re-securitized in September 2005). The de-securitization of the Fingerhut receivables in the third quarter of 2004 resulted in a year-over-year reduction of $16.1 million in servicing revenues, relative to 2004. With our new September 2005 securitization of the Fingerhut receivables, we expect to earn Fingerhut-related servicing revenues in future quarters (at amounts that will decline over time with liquidation of the Fingerhut receivables).

Absent one or more significant credit card portfolio acquisitions in 2006, it is likely that servicing income in 2006 will be lower than in 2005 as net growth of the serviced receivables within our originated portfolio master trust is unlikely to exceed net liquidations of the securitized acquired portfolios for which we have been engaged as servicer. Moreover, given that, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries, we expect that servicing income associated with our retail micro-loan activities will cease for us during or shortly after the close of the first quarter of 2006. While our initial plans are to lend directly to consumers in the four states for which our operations are affected by this FDIC development, we expect substantially diminished revenues associated with direct lending that we may do within these four states as the current legal and regulatory frameworks within these states likely will not allow us to be as profitable as we were in providing services to our FDIC-insured financial institution partner.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $4.7 million primarily due to growth in both categories as a result of the addition of new accounts in our core portfolio, growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our recent emphasis on new account additions to replace older stagnant accounts has produced higher interchange revenues.

Equity in income of equity-method investees. Equity in income of equity-method investees increased $43.6 million principally due to income associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees made during the fourth quarter of 2004 and our first quarter 2005 investment in a 47.5%-owned equity-method investee that acquired a credit card receivables portfolio in that same quarter. Additionally, our 50%-owned equity-method investee, CSG, began to receive cash flows again from its underlying securitization trust after an extended blackout period, thereby resulting in the resumption of its recognition of income from retained interests in credit card receivables securitized (and hence our income in this equity-method investee). We expect our equity-method investees to continue to contribute significantly to our equity in income of equity-method investees in 2006, albeit at levels that will diminish over time as the receivables balances associated with these equity-method investees are liquidated.

Total other operating expense. Total other operating expense increased by $177.4 million between 2004 and 2005 principally due to:

(1)

an $11.5 million increase in salaries and benefits primarily due to growth in receivables within our originated portfolio master trust, increases in our receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the addition of several new managed receivables portfolios noted in the servicing income discussion above and our acquisition of the Auto Finance segment in April of 2005;

(2)	a $75.5 million increase related to card and loan servicing primarily due to (a) the addition of our retail micro-loan activities (an increase of $23.5 million), (b) servicing costs related to growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (c) the addition of several new managed receivables portfolios noted in the servicing income discussion above (with some partial offsets for liquidations of receivables within earlier-acquired portfolios), (d) net growth in our originated portfolio master trust receivables, and (e) the April 1, 2005 addition of our Auto Finance segment ($15.8 million); all such increases being offset partially by an $8.9 million decrease in servicing costs associated with our Investments in Previously Charged-Off Receivables segment as it now sells previously charged-off receivables under its Forward Flow Contract (See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract,” to our consolidated financial statements included herein), thereby defraying the servicing costs normally associated with the collection efforts on those receivables.

(3)	a $53.2 million increase in marketing and solicitation costs principally associated with our efforts to grow account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; and

(4)	an overall increase of $34.6 million in other expenses, including occupancy, consulting and related expenses, due primarily to the addition of our Retail Micro-Loans and Auto Finance segments.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our underserved and “un-banked” customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business into 2006, and while certain expenses undertaken in 2005 are not expected to recur in 2006 and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year comparative basis) based on growth that we plan to undertake.

Separate and apart from our growth plans, however, we expect 2006 increases in our servicing costs associated principally with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Given the large number of relatively small balance receivables being generated within these accounts, we expect to continue ramping up our customer service functions so as to increase our customer service levels to keep pace with customer activation and billing questions, to ensure our compliance with applicable regulatory requirements and to keep our customer satisfaction levels for this product at the high levels that our prior testing has confirmed exists for this product. In summary, relative to average managed receivables levels, our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range is a more costly product than the credit card products underlying our originated portfolio master trust and acquired portfolios’ receivables. There are a far greater number of accounts and hence touches of the consumer for each $1 million of managed receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range than for the receivables underlying our other credit card products.

During the second quarter of 2005, we decided to accelerate marketing spending and associated growth plans for the receivables underlying our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Based on the marketing ramp-up that we chose to undertake for the second half of 2005, we do not expect to see a significant increase in 2006 marketing spending relative to 2005 spending levels, although it is conceivable that we may change our marketing plans during 2006 based on market factors.

Minority Interests. The ownership interests of minority holders of equity in our majority-owned subsidiaries are reflected as minority interests in our consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $13.3 million in 2005 versus $22.3 million in 2004. These trends are consistent with the relative contributions of two of our majority-owned subsidiaries to income from retained interests in credit card receivables securitized as discussed above, offset by the adverse effects of increased bankruptcy charge offs experienced in the fourth quarter. One of our majority-owned subsidiaries owns the retained interests in the Embarcadero Trust, and another owns the retained interests in the trust that we formed in 2004 to facilitate the securitization of $92.0 million (face amount) of credit card receivables acquired in the third quarter of 2004 and $72.1 million (face amount) of credit card receivables acquired in the first quarter of 2005. For more details, see the above discussion of purchase discount effects and receivables mix changes in the analysis of income from retained interests in credit card receivables securitized trends.

Additionally, certain of our subsidiaries (comprising our Investments in Previously Charged-Off Receivables segment, our Retail Micro-Loans segment and our Other segment) have management team members who are minority owners for which we record minority interests. The minority interests associated with these minority holders are not material to our financial statements.

Income Taxes. Our effective tax rate was 36.5% for 2005 compared to 35.9% for 2004. The 0.6% increase in our effective tax rate between 2004 and 2005 is principally due to our expansion into additional state tax jurisdictions through acquisitions which have caused us to incur tax liability in those jurisdictions. See Note 19, “Income Taxes,” to our consolidated financial statements included herein for further explanation of income tax expense and a reconciliation of reported income taxes to the amount that would be computed using the federal statutory rate.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Total interest income. The approximate $29.4 million increase when comparing total interest income for 2004 to 2003 is due to growth during the latter quarters of 2003 and all of 2004 in our credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, none of which we have securitized. Also included within total interest income (under the other category) is the interest income that we earned on our various investments in debt securities, including interest earned on CSG Trust bonds and on our subordinated, certificated interest in the Embarcadero Trust. While principal amortization caused reductions in 2004 interest income levels associated with our CSG Trust bonds and the Embarcadero Trust subordinated, certificated interest, our other interest income levels remained relatively consistent between 2003 and 2004 due to other bond investments that we made (typically in bonds issued by other third-party asset backed securitizations) throughout 2004.

Interest Expense. Interest expense declined $1.8 million due to a reduction in the interest costs associated with our initial investment in CSG ($0.3 million interest expense for 2004, versus $6.3 million of interest expense for 2003), offset partially by interest paid on the financing underlying the purchase of both First American and Venture Services and their associated subsequent operations, which added $4.1 million in interest costs.

Fees and other income on non-securitized earning assets. Fees and other income on non-securitized earning assets increased by $191.4 million between 2003 and 2004 principally attributable to: (1) growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which contributed $68.7 million; (2) the addition of our Retail Micro-Loans segment for 2004 which contributed $37.5 million; (3) income associated with the de-securitized Fingerhut receivables (including the amortization of the associated deferred gain) of $64.3 million; and (4) the growth in income within our Investments In Previously Charged-Off Receivables segment of $18.9 million. The other category above includes fees associated with our stored-value card, merchant credit, and on-line micro-loan operations, all of which represented start-up activities for us in 2004.

The $64.3 million of 2004 income from de-securitized Fingerhut receivables relates to the repayment of a Fingerhut securitization facility in its entirety in August 2004, thereby resulting in a de-securitization of the Fingerhut receivables. Accordingly, during the third quarter of 2004, we resumed on balance sheet ownership of these receivables at an approximate $0.0 carryover basis corresponding to our then-existing basis in the Fingerhut retained interests. Because of our $0.0 basis in the de-securitized Fingerhut receivables (prior to our re-securitization of these receivables in the third quarter of 2005), as we received excess cash flows from the Fingerhut receivables, we essentially were reporting into GAAP income (as fees and other income on non-securitized earning assets) all of the cash flows that we received in any particular accounting period. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $52.6 million for 2004.

Also reflected in the $64.3 million of 2004 income from de-securitized Fingerhut receivables is post-de-securitization-related deferred gain amortization. Our original servicing liability associated with an Original Fingerhut Trust was converted into a deferred gain upon a third quarter of 2003 Fingerhut retained interests exchange. Prior to our re-securitization of the Fingerhut receivables in the third quarter of 2005, this deferred gain was amortized into fees and other income on non-securitized earning assets on our consolidated statements of operations in a manner that corresponded with actual and anticipated future cash collections on the de-securitized Fingerhut receivables. The post-de-securitization income associated with amortization of this deferred gain totaled $11.7 million for 2004.

Provision for loan losses. Our provision for loan losses increased to $61.9 million in 2004, from $7.1 million in 2003. The $54.8 million increase is principally due to significant year-over-year growth in our on balance sheet loans and fees receivable related to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and the introduction of our micro-loan activities. Prior to the third quarter of 2003, substantially all of our receivables were securitized in off balance sheet qualifying securitizations, which resulted in little to no recognition of provision for loan losses in our consolidated statements of operations.

Fees and other income on securitized earning assets. Fees and other income on securitized earning assets decreased $112.0 million due to: (1) securitization gains, which declined $29.7 million due to the initial purchase and subsequent securitization of the $824.0 million (face amount) in Embarcadero Trust receivables in the third quarter of 2003, generating $29.7 million more income than the initial purchase and subsequent securitization of the $92.0 million (face amount) in receivables we acquired in the third quarter of 2004; (2) a decline in income from retained interests in credit card receivables securitized of $70.3 million, principally due to an anticipated decline in income from our acquired Fingerhut retained interests as a result of our third quarter 2003 retained interest exchange transaction ($8.7 million income in 2004 prior to the de-securitization of the Fingerhut receivables in the second quarter thereof, compared with $129.5 million income for 2003); and (3) a decline in fees on securitized receivables related to the originated portfolio due to a decline in the managed receivables underlying the originated portfolio master trust.

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

Servicing income. Servicing income decreased an anticipated $5.2 million principally due to declines in the originated portfolio master trust and CSG Trust managed receivables and the de-securitization of the Fingerhut receivables. The de-securitization of the Fingerhut receivables had the effect of eliminating servicing income as a revenue source related to the Fingerhut receivables. This decline was partially offset, however, by 2004 servicing income associated with the addition of the Embarcadero Trust receivables securitized during the third quarter of 2003, the addition of $16.9 million of retail micro-loan processing and servicing fees in 2004, and to a lesser extent servicing income associated with the $92.0 million (face amount) in receivables that we acquired and securitized in the third quarter of 2004. We also saw some offset to the decline in our servicing income during the fourth quarter of 2004 associated with two new term securitizations issued out of the originated portfolio master trust. These two term securitization facilities increased our servicing rates to 4.0% (i.e., from the 0.1% level that we have historically experienced for facilities issued out of our originated portfolio master trust).

Ancillary and Interchange revenues. Ancillary and interchange revenues increased $4.7 million primarily due to growth in both categories as a result of the addition of new accounts in our core portfolio, growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our emphasis during 2004 on new account additions to replace older more stagnant accounts produced higher interchange revenues.

Equity in income of equity-method investees. Equity in income of equity-method investees declined $25.7 million due to the effects of the second quarter of 2003 early amortization event experienced by CSG, with respect to its investment in CSG Trust retained interests; this event, which was anticipated at the date of our investment in CSG, caused the CSG Trust to cease cash flows to CSG with respect to its retained interest in the CSG Trust, which in turn adversely affected CSG’s income levels in 2004. Offsetting some of the CSG-related decrease in equity in income of equity-method investees were modest levels of income associated with our Transistor and Capacitor equity-method investees after our investment in these entities in November 2004.

Total other operating expense. Total other operating expense increased by $76.1 million due to: (1) an approximate $30.7 million increase in marketing and solicitation costs associated with (a) increased 2004 marketing efforts aimed at growing account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and (b) the addition of our Retail Micro-Loans segment; (2) the addition of $19.5 million in loan servicing costs associated with our micro-loan activities; (3) a $9.0 million charitable contribution made in the fourth quarter of 2004; (4) the $4.5 million loss associated with the impairment of certain notes receivable from one of our strategic marketing vendors relationships; (5) a $6.7 million increase in servicing costs incurred within our Investments in Previously Charged-Off Receivables segment associated with its then-growing operations; (6) an overall increase of $18.4 million in other expenses, including salary, occupancy and advertising costs, due to the addition of our Retail Micro-Loans segment; and (7) the $23.7 million of costs that we incurred within our Other segment in 2004 associated with the start-up of our stored-value card, merchant credit and on-line micro-loan operations. The increases cited above were partially offset by a $29.6 million reduction in the costs of servicing credit card receivables between 2003 and 2004. The levels of credit card receivables that we service dropped in 2004 based on reductions in originated portfolio master trust, CSG Trust and Fingerhut receivables levels, offset to some degree by new receivables associated with the Embarcadero Trust, the trust underlying our securitization of the $92.0 million (face amount) in receivables we acquired during the third quarter of 2004, our Transistor equity-method investment (for which we act as servicer), and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

Minority Interest. The ownership interests of minority holders of equity in our majority-owned subsidiaries are reflected as minority interests in our consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $22.3 million and $37.2 million in 2004 and 2003, respectively, and reflects the minority interest holders’ portions of the results of operations in both subsidiaries since acquisition. Additionally, the approximate 70% ownership interest of a minority interest holder in our merchant credit subsidiary is included as a minority interest in the 2004 statement of operations. The minority interest associated with this merchant credit subsidiary totaled $(0.7) million in 2004, and reflects the minority interest holder’s portion of the results of operations in this subsidiary since acquisition.

Income Taxes. Our effective tax rate was 35.9% for 2004 compared to 35.5% for 2003. The increase of 0.4% in our effective tax rate between 2003 and 2004 is principally due to the fact that certain of our operations are now subject to various state income taxes.

Credit Cards Segment

Included at the end of this Credit Cards Segment section under the heading “Definitions of Financial, Operating, and Statistical Measures” are definitions to various terms that we use throughout our discussion of the Credit Cards Segment.

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Because we have not securitized the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, revenues associated with this offering include interest income (along with late fees), fees and other income. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and other income on securitized earnings assets within the Credit Cards segment include (1) securitization gains, (2) income from retained interests in credit card receivables securitized, and (3) fees and other income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and other income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

Background

All of our credit card securitizations are treated as sales under GAAP. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our managed receivables, which include our non-securitized credit card receivables and the credit card receivables underlying our off balance sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees and exclude minority interest holders’ shares of the receivables that we manage for our majority-owned subsidiaries.

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

Managed receivables data assume that none of the credit card receivables underlying our off balance sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loan and fee receivables (i.e., all but $326.7 million of GAAP credit card loan and fee receivables at gross face value) had been sold in securitization transactions as of December 31, 2005; (2) a look-through to our economic share of (or equity interest in) the receivables that we manage for our three equity-method investees; (3) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (4) recognition that the de-securitized Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

The period-end and average managed receivables data (as well as delinquency and charge off statistics) that follow within this section exclude receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Summarized in the table below are the managed accounts underlying our acquisitions, as well as those accounts that have been excluded from our credit card data because at the time of purchase, they were in a late delinquency status (in thousands).

	Purchases occurring in
	2005	2004	2003
Acquired accounts	243	190	271
Excluded accounts	9	12	30

The credit card receivables portfolios that we acquire typically are acquired at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts noted above. Another portion of each discount relates to the credit quality of the remaining acquired receivables and is calculated as the difference between the face amounts of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we amortize into net interest margin using the interest method over the estimated life of the receivables underlying each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. Prior to the third quarter of 2003, we never had determined that the amount allocated to credit quality discount exceeded the needed amount. Accordingly, no adjustments to accretable yield had occurred. In the third quarter of 2003, however, we determined that the amount allocated to credit quality discount exceeded the needed amount for one of the portfolios acquired in 2002. Accordingly, in our third quarter of 2003 we reallocated $98.4 million of unused credit quality discount to our accretable yield and are amortizing this amount into our net interest margin using the effective yield method over the remaining estimated life of the receivables underlying the acquired portfolio. For similar reasons, and for the same portfolio for which the reallocation was performed in the third quarter of 2003, we reallocated $28.0 million of additional unused credit quality discount to accretable yield in the second quarter of 2005; this additional reallocated amount is likewise being amortized into our net interest margin using the effective yield method over the remaining estimated life of the receivables underlying the acquired portfolio. These particular adjustments do not affect our reported GAAP income, but do affect the amounts included within this discussion of our Credit Cards segment data, in particular net interest margin and adjusted net charge offs. No other adjustments or re-allocations have been made.

The following table summarizes, for acquisitions occurring in 2003 through 2005, the discount components associated with our economic interests in the acquired portfolios (in millions).

	Purchases occurring in
	2005	2004	2003
Total face value acquired	$228.1	$401.6	$515.0
Total discount	46.7	77.2	113.9
Portion used for excluded receivables	13.1	26.9	45.8
Portion needed for credit quality	21.5	35.1	50.7
Portion reflecting accretable yield	12.1	15.2	17.4

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. The delinquency and charge off data reflected herein are considered by management in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, net on our consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our consolidated balance sheets. As receivables are charged off, the charge offs of non-securitized receivables are reflected within our provision for loan losses, and the charge offs of securitized receivables are reflected as an offset in determining income from retained interests in credit card receivables securitized (within fees and other income on securitized earning assets) on our consolidated statements of operations.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. The account management strategies that we use on our portfolio are intended to manage and to the extent possible reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in Item 1, “Business” above) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See the “Charge offs” discussion as well.

The following table presents the delinquency trends of the credit card receivables that we manage (in thousands; % of total):

	At or for the Three Months Ended
	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$2,317,751	$2,230,108	$2,198,703	$2,246,256	$2,166,489	$1,931,514	$1,942,059	$2,090,644
Period-end managed accounts	3,428	3,169	2,973	2,943	2,888	2,317	2,222	2,276
Receivables delinquent:
30 to 59 days past due	$93,583	$82,070	$83,175	$70,558	$80,419	$76,028	$84,474	$71,108
60 to 89 days past due	68,531	66,287	61,882	54,505	61,408	61,144	60,780	58,188
90 or more days past due	156,414	158,161	128,351	143,416	167,863	148,132	126,505	160,055

Total 30 or more days past due	$318,528	$306,518	$273,408	$268,479	$309,690	$285,304	$271,759	$289,351

Total 60 or more days past due	$224,945	$224,448	$190,233	$197,921	$229,271	$209,276	$187,285	$218,243

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.0%	3.7%	3.8%	3.1%	3.7%	3.9%	4.3%	3.4%
60 to 89 days past due	3.0%	3.0%	2.8%	2.4%	2.8%	3.2%	3.1%	2.8%
90 or more days past due	6.7%	7.1%	5.8%	6.4%	7.7%	7.7%	6.5%	7.7%

Total 30 or more days past due	13.7%	13.8%	12.4%	11.9%	14.3%	14.8%	14.0%	13.9%

Total 60 or more days past due	9.7%	10.1%	8.6%	8.8%	10.5%	10.9%	9.6%	10.5%

Our 30-plus and 60-plus day delinquency rates as of December 31, 2005 have improved relative to the comparable rates as of December 31, 2004. While 2005 managed receivables growth and a fourth quarter spike in bankruptcy charge-offs associated with cardholders rushing to beat the October 2005 effective date of new bankruptcy laws helped our December 31, 2005 delinquency statistics to some degree, we note that the December 31, 2004 statistics were depressed by the denominator effects of our Transistor managed receivables acquisition late in 2004. Because acquisitions do not influence our December 31, 2005 delinquency statistics, we believe we have seen meaningful improvements in credit quality that are expected to help our results as we move into 2006. While it is difficult to predict with certainty how long we will benefit from the strength of the current economic expansion or the current health of the consumer, we are encouraged with our current delinquency trends and statistics.

The increases in our 30-plus and 60-plus day delinquency rates since March 31, 2005 are consistent with seasonal trends we have experienced in prior years. We typically experience higher payments, and hence lower delinquencies, during the first quarter of each year. Mitigating somewhat against this seasonal phenomenon is the increase in bankruptcy-related fourth quarter 2005 charge offs as discussed above, which had the effect of clearing some otherwise delinquent receivables during the fourth quarter of 2005.

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

The following table presents the charge off data for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our consolidated subsidiaries), including the Fingerhut receivables that were re-securitized in September 2005; (2) our respective 50.0%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) the $326.7 million face amount of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which have not been securitized (dollars in thousands; percentages annualized):

	For the Three Months Ended
	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Average managed receivables	$2,256,994	$2,211,547	$2,212,378	$2,307,471	$2,039,235	$1,924,520	$2,001,489	$2,219,537
Gross yield ratio	31.1%	30.2%	29.1%	28.2%	29.3%	29.8%	29.6%	30.3%
Combined gross charge offs	$162,917	$120,989	$129,921	$117,924	$131,061	$121,498	$140,573	$165,815
Net charge offs	$75,708	$58,473	$67,602	$52,432	$58,270	$61,255	$74,087	$87,331
Adjusted charge offs	$62,078	$42,463	$44,900	$39,053	$39,899	$38,343	$43,934	$45,294
Combined gross charge off ratio	28.9%	21.9%	23.5%	20.4%	25.7%	25.3%	28.1%	29.9%
Net charge off ratio	13.4%	10.6%	12.2%	9.1%	11.4%	12.7%	14.8%	15.7%
Adjusted charge off ratio	11.0%	7.7%	8.1%	6.8%	7.8%	8.0%	8.8%	8.2%
Net interest margin	22.6%	23.3%	22.5%	21.1%	20.4%	22.4%	20.8%	20.1%
Other income ratio	12.4%	10.4%	8.6%	6.8%	5.4%	7.4%	6.9%	6.2%
Operating ratio	12.9%	9.0%	8.9%	8.6%	10.3%	8.2%	7.6%	7.1%

The higher gross yield ratio experienced during the second half of 2005 reflects interest rate increases associated with cardholder accounts, as well as trending late fee increases associated with seasonal delinquency rises subsequent to the first quarter of this year. Interest rates on our credit card receivables are indexed to prime rates, which have increased along with Federal Reserve Board rate increases over the past several months. Observations with respect to the remaining categories in the above table are as follows:

•	While all of our charge off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, which was renewed during mid to late 2004 and continued throughout 2005, the favorable effects of these new accounts are offset to some degree by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience: (1) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios; and (2) adjusted net charge off rates roughly in line with those that we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios.

•	The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs that exceeded our expectations coming into the fourth quarter. We believe that this rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we already have experienced and we expect to experience lower bankruptcy and other delinquency charge offs in the first several months of 2006.

•	While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of the new accounts are offset partially by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which have lower APRs and have greater finance charge and late fee charge offs than we experience within our originated portfolio master trust and with respect to acquired receivables portfolios.

•	The significant trending seasonally adjusted decline in combined gross charge offs and combined gross charge off ratios during the first nine months of 2005 as compared to the corresponding period in 2004 principally reflects credit quality improvements within our portfolios. The impact of the bankruptcy charge offs (discussed above) reversed this trend in the fourth quarter of 2005.

•	Both credit quality improvements within our portfolios and our lower delinquencies have contributed to trending lower net charge off ratios and adjusted charge off ratios, when comparing the first three quarters of 2005 with their comparable 2004 quarters. The impact of the bankruptcy charge offs (discussed above) reversed this trend in the fourth quarter of 2005.

•	Our first quarter of 2005 combined gross charge off, net charge off and adjusted charge off ratios all benefited materially from the effects of the three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. That is to say that our March 31, 2005 managed receivables data excluded all receivables associated with accounts that were at of near charge off at the time the receivables portfolios were acquired. The exclusion of these late stage or severely delinquent accounts at the time of acquisition means that there are fewer charge offs on the acquired portfolios’ receivables until the portfolio seasoned through their delinquency buckets in the months following the acquisitions. Magnifying this beneficial effect is the fact that while there are no charge offs of these receivables until the portfolios season through their delinquency buckets, the denominator of the various charge off ratio computations is increased to include all of the acquired portfolios’ receivables that were not at or near charge off at the times of acquisition. In prior filings we have sometimes referred to this effect as the “denominator effect.” These beneficial effects diminished significantly during the second quarter of 2005 with the seasoning of the acquired portfolio’s receivables through their delinquency buckets; this accounted for the increases in the second quarter 2005 combined charge off ratio, net charge off ratio and adjusted charge off ratio relative to comparable first quarter 2005 ratios.

•	The gap between our net charge offs and adjusted charge offs, as well as their associated ratios, narrowed in recent quarters leading up to the first quarter of 2005. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables. Our first quarter 2005 receivables acquisitions contributed to a temporary reversal of this trend in the second quarter of 2005. As first quarter 2005 acquisitions began to age through their delinquency buckets in the second quarter of 2005, we began to experience charge offs for these acquisitions for the first time, and the net charge offs associated with these acquisitions were offset by credit quality discounts in arriving at our adjusted charge offs. This caused the proportion of net charge offs to which credit quality discounts relate to actually increase (thus widening the spread between the net charge off ratio and the adjusted charge off ratio) in the second quarter of 2005. As expected, we saw the gap between our net charge offs and adjusted charge offs (and their associated ratios) begin to narrow again in the third quarter of 2005 for the same reasons cited above with respect to the narrowing that occurred leading into the second quarter of 2005.

•	Comparing our quarterly 2005 net interest margins to their corresponding 2004 quarters demonstrates the favorable effects of lower finance charge and late fee charge offs, which are consistent with the absolute improvements that we are seeing year over year in the credit quality of our portfolios. We have also seen improvement in our net interest margin throughout 2005, which corresponds with the improved gross yield ratios experienced during the year, as well as higher accretable yield inclusions within the net interest margin based on the continued strength of the Fingerhut portfolio. During the second quarter of 2005, we determined that $28.0 million of excess credit quality discount on the Fingerhut portfolio should be reclassified to accretable yield and amortized into net interest margin over the remaining life of the Fingerhut portfolio.

•	The general trend of year-over-year and successive 2005 quarterly improvements in the other income ratio results principally from increased fee income (net of fee charge offs) associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Also contributing is improved credit quality overall, which has had the effect of reducing the level of fee charge offs netted against fee income associated with our originated portfolio master trust and acquired receivables portfolios.

•	The operating ratio increased slightly in the third and fourth quarter over that experienced in the first and second quarters primarily due to (1) the fourth quarter 2004 and first quarter 2005 portfolio acquisitions, for which servicing revenues (which are an offset to the numerator in our operating ratio computation) have not exceeded servicing costs by as wide of a margin as we have experienced for other recent acquisitions, and (2) the account growth for our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which have smaller balances than those of our originated portfolio master trust and acquired portfolio receivables. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables. Additionally, our $12.0 million charitable contribution under our 2005 Shareholder Designation Contribution Plan accounted for 2.1 percentage points out of the 3.9 percentage point increase between the third and fourth quarters of 2005.

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

Gross yield ratio. Represents billed finance charges and late fees (annualized) as a percentage of average managed receivables.

Net charge offs. Includes only the principal amount of losses, net of recoveries (and it excludes accrued finance charge and fee charge offs, which are charged against the related income item at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses).

Net interest margin. Represents an annualized fraction, the numerator of which includes all accrued finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, less interest expense associated with portfolio-specific debt and securitization facilities and accrued finance charge and late fee charge offs, and the denominator of which is average managed receivables. Net interest margins are influenced by a number of factors, including (1) the level of accrued finance charges and late fees billed, (2) the weighted average cost of funds underlying portfolio-specific debt or within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our accrued finance charge and late fee charge offs. On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.

Operating ratio. Represents an annualized fraction, the numerator of which includes all expenses associated with our Credit Cards segment, net of any servicing income we receive from third parties associated with our role as servicer, other than marketing and solicitation and ancillary product expenses, and the denominator of which is average managed receivables.

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

Investments in Previously Charged-Off Receivables Segment

For 2005 and 2004, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2005	2004
Unrecovered balance at beginning of period	$15,094	$13,960
Acquisitions of defaulted accounts	44,762	35,539
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s consolidated statements of operations)	48,912	56,723
Income recognized on bulk sale of receivables	69,559	—
Cash collections	(85,334)	(91,128)
Cash collections on bulk sale of receivables	(76,000)	—

Unrecovered balance at December 31	$16,993	$15,094

Estimated remaining collections (“ERC”)	$54,738	$63,993

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, static pools consisting of homogenous accounts and receivables are established for each portfolio acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts. Included within cash collections in the above table is $5.7 million of amortized deferred revenue associated with a $67.0 million cash prepayment made to us under the Forward Flow Contract discussed both below and in Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract,” to our consolidated financial statements included herein.

The life of each pool of charged-off receivables that we typically acquire is generally estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. The Company anticipates collecting approximately 35.8% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

In June 2005, the subsidiary that comprises our Investments in Previously Charged-Off Receivables segment sold a portfolio of charged-off credit card receivables having a face amount of $2.9 billion to Encore Capital Group, Inc. (“Encore”) and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million related to the Forward Flow Contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and other income on non-securitized earning assets on our consolidated statements of operations for 2005. Ten million dollars of the $67.0 million in deferred revenue related to the Forward Flow Contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on our consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue will be recognized into income over the life of the contract as our subsidiary delivers its associated volumes of charged-off credit card receivables to Encore. Based on the Forward Flow Contract, our subsidiary is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the Forward Flow Contract.

Remaining after the Encore transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its Chapter 13 Bankruptcies, its balance transfer program and other previously charged-off receivables activities throughout 2006 and beyond, such activities to include the acquisition of previously charged-off receivables and the sale of these charge offs to Encore for a fixed sales price under the Forward Flow Contract.

Relative to third and fourth quarter levels after the Encore transaction, we expect our Investments in Previously Charged-Off Receivables segment to continue its revenue and income growth in 2006.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday. The assets associated with our Retail Micro-Loans operations were principally acquired in two separate transactions completed during 2004. During the second quarter of 2004, our subsidiaries acquired substantially all of the assets of First American, including over 300 retail locations in twelve states, for $108.9 million. Representing an initial market entry into micro-loan and servicing activities, the First American acquisition provided a platform for future growth in this market. Subsequently, during the third quarter of 2004, our subsidiaries acquired substantially all of the assets of another micro-lender, Venture Services, including 166 retail locations, for $33.9 million. The Venture Services acquisition provided complementary locations in four existing states and added three new states. Also in January 2005, one of our subsidiaries acquired substantially all of the assets of another micro-lender for $11.9 million, including transaction costs; with this acquisition, we added an additional 39 stores in the State of Ohio. As of December 31, 2005, our subsidiaries operated a total of 509 micro-loan and servicing locations in 16 states.

The micro-loan market emerged in the early 1990s in response to a shortage of available short-term consumer credit alternatives from traditional banking institutions. We believe customers seek cash advance micro-loans as a simple, quick and confidential way to meet short-term cash needs between paydays while avoiding the potentially higher costs and negative credit consequences of other financing alternatives, which include overdraft privileges or bounced-check protection, late bill payments, checks returned for insufficient funds and short-term collateralized loans.

In most of the states in which our subsidiaries operate our micro-loan business, they make cash advance, installment loans, auto loans and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they act only as a processing and servicing agent for a state-chartered, FDIC insured bank that issues loans to the customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. As of December 31, 2005, our subsidiaries were making micro-loans directly to customers in 384 of the 509 locations in 12 states, and they were acting as a processing and servicing agent for the lending bank in the remaining 125 locations in 4 states. During 2005, direct storefront micro-loan activities generated revenues of $81.5 million, and revenues through processing and servicing activities for the lending bank were $23.2 million.

In addition to a total of 40 locations acquired during 2005, 16 new locations were opened in the year ended December 31, 2005. The capital cost of opening a new location varies depending on the size and location of the branch, but typically averages approximately $30,000. This capital cost includes leasehold improvements, signage, fixtures, furniture, computer equipment and security. Historically, it typically takes approximately nine months for a micro-loan location to generate sufficient revenues to cover its expenses, excluding management fees paid to its parent. During the year ended December 31, 2005, 29 of the locations were closed in order to better allocate our resources.

Year Ended December 31, 2005
Beginning number of locations	482
Acquired locations	40
Opened locations	16
Closed locations	(29)

Ending locations	509

Pre-tax net income within our Retail Micro-Loans segment was $9.8 million for 2005 and $6.0 million for 2004. The pre-tax net income during 2005 reflects the effects of certain guidelines issued by the FDIC to FDIC-insured institutions offering cash advance micro-loans, including the lending bank for which our Retail Micro-Loans segment acts as a processing and servicing agent. Issued in March 2005, this revised guidance limits the frequency of customer usage of cash advance micro-loans and limits the period a customer may have cash advance micro-loans outstanding from any lender to an aggregate of three months during any 12-month period. Based on an average term of approximately 15 days, this effectively limits the number of cash advance micro-loans that may be made to any customer to six during any 12-month period. In response to the FDIC guidelines, which took effect during July 2005, our Retail Micro-Loans operations began processing and servicing various alternative financial products on behalf of the FDIC-regulated bank for which we act as a processing and servicing agent. These alternative financial products were introduced by the bank during the third quarter of 2005 and include amortizing installment loans, amortizing auto loans and credit card products. As of December 31, 2005, processing and servicing revenues for these alternative financial products, particularly the amortizing installment loan, accounted for a significant portion of our ongoing revenues in the four states with respect to which our operations have been affected by the new FDIC guidance.

While we believe that we can achieve success in rolling out the installment loan product and other product offerings to stores in those states that were not affected by the March 2005 FDIC guidelines, we recently learned that, in February 2006, the FDIC effectively asked insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. As of the date of this Report, CompuCredit does not have specific details concerning this development, such as the timeframe for the FDIC-insured financial institution’s cessation of lending operations.

As evidenced by these recent FDIC developments, the regulatory environment surrounding our micro-loan activities is a dynamic one. Our Retail Micro-Loans segment management team monitors federal and state legislative and regulatory initiatives affecting its product offerings, and we believe there are reasonable prospects for this segment to reap acceptable risk-adjusted returns on equity and growth for us through its multi-product line strategy. Nevertheless, we believe that during 2006 there will be near-term adverse financial implications to us as a result of the recent FDIC developments. While we are still evaluating the effect of these developments, the near-term adverse financial implications to us could include (1) substantially diminished profitability within the four states affected by these developments (relative to pre-tax profits of $1.9 million earned from processing and servicing activities within these four states in 2005) as we likely will have to cease providing origination and processing services for the FDIC-insured financial institution and, to the extent it is economically feasible, switch to a less profitable direct lending model in compliance with the regulatory frameworks within each of the four states, (2) costs attendant with closing stores within the four affected states to the extent that they are not sufficiently profitable after the product switches are made, (3) potential impairment charges and (4) other costs of a possible material nature.

The results for our Retail Micro-Loans operations during 2005 also reflect the impact of Hurricane Katrina. While Hurricane Rita did not affect our operations, we were forced to close 7 existing stores in Mississippi because of Hurricane Katrina, and we had to delay openings for certain planned store locations in Louisiana. Although all but one of the Mississippi stores were re-opened within a few days, we decided to ease our typical collection efforts with respect to affected customers in Mississippi, but this change did not materially impact the pre-tax results of our Retail Micro-Loans segment.

Auto Finance Segment

On April 1, 2005, the Company acquired Wells Fargo Financial’s CAR business unit. This acquisition included all of CAR’s assets, business operations and employees for $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder in cash. Upon acquisition, the business unit had approximately 300 employees and $128.9 million of auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, FL headquarters.

CAR consists of a nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business, from which auto loans are purchased at a discount or serviced for a fee. Revenues are generated on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. Discount income is generally earned over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets.

The number of active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which CAR is presently licensed. Dealers are certified upon being recruited by a sales force of approximately 60 located strategically throughout approved territories. CAR recently received authorization to expand business operations into four new states (Mississippi, Alabama, Arkansas and Iowa), bringing the total number of states in which the business unit operates to forty-two. As of December 31, 2005, CAR had approximately 1,300 active dealers and approximately 42,000 active accounts.

Early in the first quarter of 2006, CAR completed a conversion from a system of record that it was licensing from Wells Fargo Financial to a more robust system of record, which is expected to support future growth through creating efficiencies in the processing of new dealer relationships, new product offerings and potential portfolio acquisitions. With this system of record conversion complete, CAR is now in the process of developing and releasing new financing products designed to complement its current product offerings. In addition to these initiatives, the business is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base. CAR also is testing the ability to cross sell other Company subsidiaries’ products to a select number of the existing customer base. Pre-tax net income within our Auto Finance segment was $6.1 million for 2005, and meaningful growth above this $6.1 million is expected in 2006.

Other Segment

Other segment encompasses various activities that are start-up in nature. As one can note from our financial data for the Other segment within our segment data (see Note 3, “Segment Reporting,” to our consolidated financial statements included herein), we have invested significantly in a variety of start-up businesses in keeping with our diversification strategy. Moreover, as with any start-up effort, there is experimentation that needs to occur as we work to refine our product offerings and businesses within our Other segment. For example, we have experimented in recent months with different underwriting processes and thresholds for a variety of Internet-based micro-loan products—this all in an effort to determine the right mix of marketing spend and systems costs versus first-pay defaults. These tests and the associated charge offs of receivables generated through these tests have contributed to a higher fourth quarter 2005 loan loss provision within the Other segment.

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners have proven too great relative to the revenue potential of this product offering. As such, we recently retooled our stored-value card offering to expand the utility of the product and to focus on distribution of this product as an adjunct to certain of our credit card offerings or as a downstream offer to consumers who come to us through Internet and other marketing channels and who may not be in a situation that currently warrants our extending credit to them through one of our lending products. Our expectations are that we can learn about the income and spending patterns of these particular stored-value card customers so that we can gradually graduate them into our credit products.

Lastly, our Other segment currently is building technologies to enable us to underwrite, service and collect a wide variety of third-party consumer finance receivables. With customers that we already have in place, we have begun to make some principal investments of our own in asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles and the like. We see these efforts as being complementary to the third-party servicing platform that we expect to obtain upon completion of our CardWorks, Inc. acquisition.

In summary, through our Other segment activities and by employing our credit and underwriting knowledge and leveraging and improving upon an established technology infrastructure, we can continue to develop and test new credit delivery programs. We see tremendous opportunity to grow our lending businesses through the use of Internet lead generators and search engines, and we expect many of the activities within the Other Segment to be profitable for us in the latter half of 2006.

Liquidity, Funding and Capital Resources

At December 31, 2005, we had $228.2 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•	During 2005, we generated $278.5 million in cash flow from operations, compared to generating $244.7 million in cash flow from operations during 2004. Major factors associated with the $33.8 million increase include (1) an $8.7 million net increase in cash flows associated with our zero-basis Fingerhut receivables while they were held on balance sheet after their third quarter 2004 de-securitization and prior to their re-securitization in September 2005 ($61.3 million in cash flows reflected in 2005 pre-tax income versus $52.6 million in reflected in 2004 pre-tax income), and (2) the Forward Flow Contract associated with the Encore transaction, which resulted in the receipt of $67.0 million in cash, $61.3 million of which is shown as deferred revenue on our consolidated balance sheet at December 31, 2005.

•	During 2005, we used $569.1 million of cash in investing activities, compared to using $319.2 million of cash during 2004. The $249.9 million increase is due primarily to: (1) net investments in securitized earning assets of $230.7 million for 2005 compared to net investments in securitized earning assets of $54.3 million for 2004 given our use of proceeds from our convertible senior notes offerings and the Encore transaction to fund receivables purchases that are securitized within our originated portfolio master trust; (2) our first quarter investment in a 47.5%-owned equity-method investee in connection with the acquisition of $376.3 million (face amount) in credit card receivables; (3) the acquisition of our auto finance business during the second quarter of 2005; (4) increased purchases of software, furniture, fixtures and equipment related to our continued growth and expansion; and (5) notwithstanding $76.0 million of 2005 cash receipts associated with our bulk sale of previously charged-off receivables to Encore and included as proceeds from non-securitized earning assets, significant increased net investments in our non-securitized earnings assets (primarily receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range).

•	During 2005, we generated $462.9 million in cash from financing activities, compared to generating $20.2 million in cash from financing activities during 2004. The $442.7 million increase in cash flow generated is due primarily to: (1) our second quarter 2005 issuance of $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025; (2) our fourth quarter 2005 issuance of $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035; (3) debt incurred during the acquisition of our Auto Finance segment and subsequent funding of receivables therein; and (4) increased borrowings underlying our investments in debt securities. Increases in cash flows from financing activities were offset, however, by: (1) repurchases of $100.0 million treasury stock in connection with the $250.0 million debt offering; (2) increased net distributions to minority interest-holders in our consolidated subsidiaries; and (3) higher net debt repayments related to our Retail Micro-Loans and Auto Finance segments in 2005 than in 2004.

Historically, we have managed draws to fund cardholder purchases under our securitization facilities so as to meet our cash needs on an “as needed” basis. Prior to the second quarter of 2005, this strategy generally allowed us to reduce our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs so as to avoid incurring costs on funds not currently needed to fund investments or operations. During the second quarter of 2005, however, we received substantial net cash flows of $141.7 million net from our convertible senior notes offering (the $250.0 million convertible senior notes proceeds, net of $8.3 million issuance costs and $100.0 million used contemporaneous to repurchase common shares) and $133.0 million ($143.0 million, net of $10.0 million of escrowed cash) from the Encore transaction. Additionally, during the third quarter we received $31.6 million of cash associated with the securitization of our Fingerhut receivables, and during the fourth quarter we completed a second offering of convertible senior notes resulting in an additional $292.3 million of cash proceeds (the $300.0 million convertible senior notes proceeds, net of $7.7 million of issuance costs). With these cash flows, we continued our long-standing strategy of funding cardholder purchases underlying receivables securitized within our originated portfolio master trust so as to minimize draws on outstanding securitization facilities. The utilization of this excess cash can only occur if cash collections from credit card receivables within the securitization trust are less than funding requirements for new purchases. To the extent possible and subject to the limitations to which we now find ourselves subject, we expect always to focus on this cash management strategy because the yields that we can earn on our cash deposits are less than the costs of funds under our securitization facilities. We are confident with this strategy because of our ability to draw additional cash from a $1.0 billion 2-year variable funding facility (as well as a conduit facility) to meet our acquisition and operating needs as they arise in the future. We should also note that while our fundamental cash management strategy is to reduce draws on securitization facilities where possible, we expect, as we did in 2005, to continue to borrow during attractive environments to meet our ongoing acquisition and investment needs. While we may temporarily have excess funds associated with these borrowings, our belief when we have borrowed is that we can employ any borrowed amounts at returns that meet our return on equity goals.

As of December 31, 2005, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $446.9 million against our existing securitization facilities. Coupled with our unrestricted cash balances and net of $75.0 million of payments that we expect to make on March 15, 2006 to meet our 2005 tax payment obligations, this provides us $600.1 million of ready liquidity for use in our growth, acquisition and diversification efforts. We expect to explore several new acquisition opportunities throughout 2006 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market. In light of our acquisition goals, including acquisition of CardWorks, Inc., we thought it prudent to seek leverage against our Fingerhut receivables in the third quarter of this year through their securitization. We also continue to explore new sources of capital to facilitate our acquisition goals, and if market conditions are right for us, we may leverage other assets through structured finance or securitization transactions or issue other debt instruments, possibly in the near future.

On April 1, 2005, we acquired Wells Fargo Financial’s CAR auto finance business unit. This acquisition included all of CAR’s assets, business operations and approximately 300 employees for $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder paid in cash. The $88.2 million in debt was financed through a structured finance transaction. In that transaction, a newly formed special purpose subsidiary purchased the receivables and supporting collateral from the business and financed that acquisition through a secured lending facility with a bank. The debt incurred under that facility is recourse only to the assets that are pledged to the lender. We intend to finance any receivables growth in the CAR business through this same process. The sale of receivables and supporting collateral to this particular special purpose subsidiary does not qualify for gain-on-sale treatment under Statement No. 140.

In January 2005, we purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. One of our wholly owned subsidiaries and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. We account for our investment in this joint venture under the equity method of accounting, and it is included in investment in equity-method investees on our consolidated balance sheet. For a fee that represents adequate compensation for servicing, we agreed to service this entire portfolio of securitized credit card receivables.

As noted previously, during the first quarter of 2004, we completed a two-year securitization facility with an investor that was issued out of the originated portfolio master trust. This securitization facility provided for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in January 2005, one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term, an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust and an advance rate against the originated portfolio master trust receivables that in management’s opinion is sufficient to allow us to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. In connection with this new securitization facility, we issued to the investor a warrant to acquire up to 2.4 million shares of our common stock at an exercise price of $22.45 per share. On September 30, 2005, this facility was renewed and extended through January 2008, with reduced costs of funds and other more favorable terms to us than under the initial facility; also, given that we issued two term facilities out of the originated portfolio master trust in October 2004, thereby reducing the capacity that we need under this facility, the size of the facility was reduced to $1.0 billion in the renewal to reduce unused commitment costs associated with the facility.

During 2004, we financed the First American acquisition under a $65.0 million syndication of commitments consisting of: (1) a $10.0 million revolving credit facility (of which $3.0 million was drawn at closing) and a $5.0 million swing-line facility (which provided working capital funding during peak seasonal periods); (2) a $23.0 million Term Loan A note; and (3) a $27.0 million Term Loan B note (collectively “the Term Loan notes”). Subsequently, in connection with the closing of the Venture Services acquisition, the Term Loan A note was increased by $5.0 million to $28.0 million and the Term Loan B note was increased by $4.5 million to $31.5 million, resulting in total commitments of $74.5 million (including the $10.0 million revolving credit facility and the $5.0 million swing-line facility). During 2005, the swing-line facility was eliminated and the Term Loan A and Term Loan B notes were reduced to $20.0 million each as we paid down the remaining outstanding amounts under the original arrangements. Each of the Term Loan notes bears interest at rates varying periodically with either prime interest rates or LIBOR (at our election), with spreads above prime or LIBOR being based on the leverage ratios for the acquired operations. As of December 31, 2005, the Term Loan A and Term Loan B interest rates were 8.05% and 13.55%, respectively, and the revolving credit facility had a blended interest rate of 7.25%. The revolving credit facility and the Term Loan notes mature on June 30, 2007. As of December 31, 2005, $5.3 million was outstanding under the revolving credit facility.

An additional $5.0 million in debt financing was incurred in connection with the Venture Services acquisition through a subordinated promissory note, which was issued to the seller in the transaction. The $5.0 million subordinated promissory note bears interest at 10% per annum and matures on July 31, 2007.

Our Board of Directors has authorized a program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. We repurchased 3,015,395 shares on the open market for $100.9 million during 2005 and are authorized to purchase 4,736,105 more shares. At our discretion, we may use the treasury shares to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

During 2006, we will continue our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market, both through organic growth and through acquisitions. While we anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund potential acquisitions during 2006 (including the previously mentioned acquisition of CardWorks, Inc.), and while these acquisitions may require the use of substantial amounts of cash or may require us to incur substantial acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2006 and for the foreseeable future. Nevertheless, we continue to evaluate potential capital sources. To the extent that we find the markets attractive enough to us to allow us to obtain long-term committed funding for future growth and acquisitions, we expect to issue the appropriate debt or equity securities, possibly in the near future.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of December 31, 2005, we had total securitization facilities of $2.2 billion and had used $861.6 million of these facilities. The weighted-average borrowing rate on these facilities at December 31, 2005 was approximately 5.57%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (along with their maturity dates) with respect to which a substantial majority of our managed credit card receivables served as collateral as of December 31, 2005 (i.e., all credit card receivables other than the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range); following the table are further details concerning each of the facilities (dollars in millions):

Maturity date	Facility Limit(1)
September 2006(2)	$306.0
January 2007(3)	53.9
September 2007(4)	24.8
January 2008(5)	1,000.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	232.3

Total	$2,216.0

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or condensed consolidated balance sheet items included herein.
(2)	Represents the end of the revolving period for a $306.0 million conduit facility.
(3)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables acquired in the first quarter of 2005.
(4)	In September 2005, we securitized the Fingerhut receivables in a two-year amortizing structure.
(5)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the recently renewed two-year term and an orderly amortization of the facility at expiration.
(6)	In October 2004, we completed two new, term securitization facilities that were issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.
(7)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

While we have never triggered an early amortization within any of the series underlying our originated portfolio master trust securitization and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within this trust. Early amortization for any of the originated portfolio master trust securitization series would have adverse effects on our liquidity, certainly during the early amortization period and potentially beyond repayment of any such series as potential investors could elect to abstain from future CompuCredit-backed issuances.

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

The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2005 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable	$112.7	$52.5	$—	$—	$165.2
Convertible senior notes	—	—	—	550.0	550.0
Securitization facilities(1)	78.7	—	550.6	232.3	861.6
Operating leases	16.3	29.4	22.4	7.2	75.3
Purchase commitments(2)(3)	3.0	1.4	—	—	4.4

Total	$210.7	$83.3	$573.0	$789.5	$1,656.5

(1)	As discussed above and in Note 13, “Off Balance Sheet Arrangements,” to our consolidated financial statements included herein, a substantial majority of the receivables that we manage have been transferred to off balance sheet securitization structures. Accordingly, there is no association of these amounts with any borrowings recorded on our balance sheet as these securitization facilities are the obligations of the trusts to which the receivables that we manage have been sold. For purposes of this table, however, we have included the debt of the trusts as we service the underlying receivables used to repay the debt facilities even though we have no fiscal exposure related to the debt other than the assets reflected on our consolidated balance sheet as securitized earning assets. Consistent with other information related to our securitization facilities presented herein, this information is as of December 31, 2005.
(2)	This principally includes various computer maintenance, long-term purchase contracts and capital leases related to information technology needs for us.
(3)	Certain purchase commitments are subject to performance criteria and generally renewable on a monthly basis after their initial term. As such, similar amounts can be anticipated to occur in future periods, but will not necessarily occur depending on a variety of factors including performance and mutual agreement to terms.

See Note 13, “Off Balance Sheet Arrangements,” to our consolidated financial statements included herein for discussion of our off balance sheet arrangements.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 18, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

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

Valuation of Retained Interests

The most significant aspect of our business is the credit card receivables that we service for off balance sheet securitization structures. As of December 31, 2005, there were $1.7 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables as a component of our securitized earning assets balance on our consolidated balance sheets. The value of this asset is critical to our financial performance and condition. The portfolios that we have securitized are accounted for in accordance with Statement No. 140. See Note 2, “Significant Accounting Policies,” Note 8, “Credit Card Receivables Acquisitions,” and Note 13, “Off Balance Sheet Arrangements,” to our consolidated financial statements included herein for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yield, payment rate, credit loss rate and an appropriate discount rate. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is the valuation of our retained interests in finance charge receivables and our accrued interest and fees, both of which are also reflected within securitized earnings assets on our consolidated balance sheets. These components of our overall retained interest valuation are presented at estimated net realizable values. We estimate these amounts based principally upon payment and charge off histories. To the extent that actual results differ from these estimates, our results of operations and liquidity could be materially affected.

With respect to the portfolios that we have securitized that are accounted for in accordance with Statement No. 140, we have adjusted the underlying Statement No. 140 and retained interests valuation assumptions significantly over the last three years as a result of changing economic conditions, our liquidity position and new bank regulatory guidelines. The most significant of these changes was our third quarter of 2004 reduction in the residual cash flows discount rate assumption used to value our I/O strips and retained interests based on new market conditions that became apparent as a result of our negotiation of two new term securitization facilities. The aggregate favorable pre-tax effect of this change was $21.7 million.

At December 31, 2005, the following illustrates the hypothetical adverse effect of a 10 percent adverse change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized (in thousands):

Credit Card Receivables
Yield (annualized)	$(27,837)
Payment rate (monthly)	$(2,255)
Expected credit loss rate (annualized)	$(12,368)
Residual cash flows discount rate	$(4,168)
Servicing discount rate	$(5)

These sensitivities are hypothetical and should be used with caution. For instance, changes in fair value assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Further, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

Investments in Previously Charged-Off Receivables

We account for our investments in previously charged-off receivables using the “cost recovery method” of accounting in accordance with the provisions of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools consisting of homogenous accounts and receivables are established for each acquisition. Once a static pool is established, the receivables within the pool are not changed.

Each static pool is recorded at cost and is accounted for as a single unit for the economic life of the pool (similar to one loan) for recovery of our basis, for recognition of revenue, and for impairment. Revenue from previously charged-off receivables is earned after the original cost for each pool has been recovered. Each quarter, we perform an impairment test on each static pool. If the remaining forecasted collections are less than our current carrying value, an impairment charge is taken.

Non-Consolidation of Qualifying Special Purpose Entities

As described above, a substantial majority of the credit card receivables that we manage have been securitized. In general, these securitizations involve our sale of credit card receivables to “qualifying special purpose entities” (“QSPEs”). QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140 governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to “consolidate” those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

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

Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs (approximately $1.7 billion) would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling $861.6 million) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves for non-collectibility and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although, barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our micro-loan operations during 2004, our auto-finance operations during 2005 and the significant growth that we have experienced in the receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, our allowance for uncollectible loans and fees has become much more material to our financial statements. To the extent that actual results differ from our estimates of uncollectible loans and fees, our results of operations and liquidity could be materially affected. The allowance for uncollectible loans and fees grew from $23.5 million as of December 31, 2004 to $54.3 million as of December 31, 2005.

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $130.8 million at December 31, 2005 and represented 7.2% of our total assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows, and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate applied is the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions used to estimate future cash flows are consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment is recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

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

We incur basis risk because we typically fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying managed assets are indexed to the prime rate. This basis risk results from potential variability over time in the spread between the prime rate and commercial paper rates, on the one hand, and LIBOR, on the other hand. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk.

We incur gap risk because the debt underlying our securitization trust facilities reprices monthly; whereas, our receivables do not adjust unless we specifically adjust them with appropriate notification. This gap risk, however, is relatively minor as we can reprice the substantial majority of our receivables very quickly in response to rate changes.

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

At December 31, 2005, a substantial portion of our managed credit card receivables and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (7.25% at December 31, 2005), subject to interest rate floors. At December 31, 2005, $53.7 million of our total managed receivables were priced at their floor rate, of which $28.6 million of these receivables were closed and therefore ineligible to be repriced and the remaining $25.1 million of which were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $28.6 million in closed account receivables reach their floor rate would result in an approximate $84,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $25.1 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15. “Exhibits and Financial Statements Schedules.

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the internal controls of our Auto Finance segment, the acquisition of which we completed in 2005. In the aggregate, these excluded operations constituted less than 8.7% of our consolidated total assets as of December 31, 2005 and approximately 3.4% of our consolidated net revenues (net revenues being defined for this purpose as the sum of our consolidated net interest, fees and other income on non-securitized earning assets after provision for loan losses and consolidated total other operating income) and approximately 2.3% of our consolidated income before income taxes, for the year then ended. See Note 3, “Segment Reporting,” and Note 10, “Auto Finance Acquisition,” to the consolidated financial statements for further discussion of this acquisition and its effect on our consolidated financial statements.

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors

CompuCredit Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting reflected in Item 8 of Form 10-K, that CompuCredit Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Company’s Auto Finance segment, the acquisition of which the Company completed in 2005 and which is included in the 2005 consolidated financial statements of the Company and constituted approximately 8.7% of consolidated total assets as of December 31, 2005, approximately 3.4% of consolidated net revenues (net revenues being defined for this purpose as the sum of consolidated net interest, fees and other income on non-securitized earning assets after provision for loan losses and total other operating income) and approximately 2.3% of consolidated income before income taxes for the year then ended. Management did not assess the effectiveness of internal control over financial reporting for this segment because the Company acquired the operations comprising this segment during 2005. See Notes 3 and 10 to the consolidated financial statements for further discussion of this acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the segment to which we referred above.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 15, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) was carried out on behalf of CompuCredit Corporation and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K. Our independent registered public accounting firm has attested to and reported on management’s assessment of internal control over financial reporting as stated in its attestation report, which is also included in Part II, Item 8 of this report.

In addition, during the fourth quarter of our year ended December 31, 2005, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders in the sections entitled “Proposal One—Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Policies” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders in the section entitled “Executive and Director Compensation” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders in the section entitled “Related Party Transactions” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
2.1	Stock Purchase Agreement dated as of September 25, 2005, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	September 29, 2005, Form 8-K, exhibit 2.1

3.1	Amended and Restated Articles of Incorporation.	August 27, 1998, Form S-1, exhibit 3.1

3.2	Second Amended and Restated Bylaws.	September 30, 2000, Form 10-Q, exhibit 3.2

4.1	Form of common stock certificate.	August 27, 1998, Form S-1, exhibit 4.1

4.2	Warrant Agreement dated as of December 15, 2005 with Merrill Lynch Mortgage Capital Inc.	December 21, 2005, Form 8-K, exhibit 4.1

4.3	Warrant Agreement dated as of December 15, 2005 with OZ Master Fund, Ltd.	December 21, 2005, Form 8-K, exhibit 4.2

4.4	Indenture dated May 27, 2005 between the Company and Wachovia Bank, National Association	June 30, 2005, Form 10-Q, exhibit 4.1

4.5	Resale Registration Rights Agreement dated May 27, 2005 among the Company and the representatives of the initial purchasers of the Notes	June 30, 2005, Form 10-Q, exhibit 4.2

4.6	Indenture dated November 23, 2005 between the Company and Wachovia Bank, National Association	November 28, 2005, Form 8-K, exhibit 4.1

4.7	Resale Registration Rights Agreement dated November 23, 2005 among the Company and the representatives of the initial purchases of the Notes	November 28, 2005, Form 8-K, exhibit 4.2

10.1	Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1

10.2†	Amended and Restated 1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2

10.2(a)†	CompuCredit Corporation’s 2000 Stock Option Plan.	March 30, 2001, Proxy Statement, Appendix A

10.2(b)†	CompuCredit Corporation’s 2003 Stock Option Plan.	March 1, 2004, Form 10-K, exhibit 10.2(b)

10.2(c)†	CompuCredit Corporation’s 2004 Restricted Stock Plan.	March 1, 2004, Form 10-K, exhibit 10.2(c)

10.2(d)†	Form of Restricted Stock Agreement—Directors.	March 8, 2005, Form 10-K, exhibit 10.2(d)

10.2(e)†	Form of Restricted Stock Agreement—Employees.	March 8, 2005, Form 10-K, exhibit 10.2(e)

10.2(f)†	Form of Stock Option Agreement—Directors.	March 8, 2005, Form 10-K, exhibit 10.2(f)

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.2(g)†	Form of Stock Option Agreement—Employees.	March 8, 2005, Form 10-K, exhibit 10.2(g)

10.3†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3

10.4†	Employment Agreement for Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)

10.5†	Employment Agreement for David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)

10.6†	Employment Agreement for Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)

10.7†	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	January 17, 2006, Form 8-K, exhibit 10.1

10.8†	Employment Agreement for Krishinakumar Srinivasan.	March 8, 2005, Form 10-K, exhibit 10.8

10.8(a)†	Warrant agreement with Krishinakumar Srinivasan.	March 8, 2005, Form 10-K, exhibit 10.8(a)

10.9	Amended and Restated Affinity Card Agreement, dated as of December 5, 2005, with Columbus Bank and Trust Company.	December 7, 2005, Form 8-K, exhibit 10.1

10.9(a)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.2

10.9(b)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.3

10.9(c)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	September 30, 2002, Form 10-Q, exhibit 10.4

10.9(d)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company and CompuCredit Corporation.	September 30, 2002, Form 10-Q, exhibit 10.5

10.10	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, as Issuer, The Bank of New York, as Indenture Trustee, and CompuCredit Corporation, as Servicer.	September 30, 2000, Form 10-Q, exhibit 10.1

10.10(a)	First Amendment to Master Indenture dated as of September 7, 2000.	September 30, 2000, Form 10-Q, exhibit 10.1(a)

10.10(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)

10.10(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)

10.10(d)	Form of Indenture Supplement.	September 30, 2000, Form 10-Q/A, exhibit 10.1(b)

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.10(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture.	March 1, 2004, Form 10-K, exhibit 10.9(e)

10.10(f)	First Amendment to Series 2004-One Indenture Supplement, dated September 30, 2005	Filed herewith

10.10(g)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit Card Master Note Business Trust, as Issuer, and The Bank of New York, as Indenture Trustee.	March 24, 2002, Form 10-K, exhibit 10.11

10.10(h)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	September 30, 2000, Form 10-Q, exhibit 10.2(a)

10.10(i)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)

10.10(j)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)

10.10(k)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)

10.10(l)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)

10.10(m)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)

10.10(n)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)

10.10(o)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	Filed herewith

10.10(p)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	Filed herewith

10.11	Note Purchase Agreement, dated January 30, 2004, by and among Merrill Lynch Mortgage Capital Inc., as Investor, CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit and Card Master Note Business Trust, as Issuer.	March 1, 2004, Form 10-K, exhibit 10.9(f)

10.11(a)	First Amendment to the Note Purchase Agreement, dated September 30, 2005, by and among Merrill Lynch Mortgage Capital Inc., as Investor, CompuCredit Funding Corp., as Transferor, CompuCredit Corporation, as Servicer, CompuCredit Credit and Card Master Note Business Trust, as Issuer	Filed herewith

10.13	Compensation to Outside Directors.	Filed herewith

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.14	Share Lending Agreement	November 22, 2005, Form 8-K, exhibit 10.1

10.15	Stock Purchase Agreement dated December 21, 2005 between CompuCredit Corporation and ML IBK Positions, Inc.	December 28, 2005, Form 8-K, exhibit 10.1

10.16	Shareholders Agreement dated December 21, 2005 among CompuCredit Corporation, ML IBK Positions, Inc. and Liberty Acquisition, Inc.	December 28, 2005, Form 8-K, exhibit 10.2

10.18	Receivables Financing Agreement by and Among CAR Funding, Inc., certain sellers and guarantors, dated as of April 1, 2005	June 30, 2005, Form 10-Q, exhibit 10.18

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of BDO Seidman, LLP.	Filed herewith

31.1	Certification of David G. Hanna.	Filed herewith

31.2	Certification of J.Paul Whitehead, III.	Filed herewith

32.1	Certification of David G. Hanna and J.Paul Whitehead, III.	Filed herewith

99.1	Charter of the Audit Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.1

99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

*	Confidential treatment has been granted with respect to portions of this exhibit.
†	Management contract, compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Corporation and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 15, 2006

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents (including restricted cash of $12,427 and $11,615 at December 31, 2005 and 2004, respectively)	$240,655	$68,240
Securitized earning assets	786,983	536,718
Non-securitized earning assets, net	468,311	158,430
Deferred costs, net	31,012	34,920
Software, furniture, fixtures and equipment, net	48,383	31,552
Investments in equity-method investees	69,343	42,059
Intangibles, net	13,749	10,643
Goodwill	130,800	100,552
Prepaid expenses and other assets	31,954	20,412

Total assets	$1,821,190	$1,003,526

Liabilities
Accounts payable and accrued expenses	$96,483	$36,088
Notes payable	165,186	83,624
Convertible senior notes	550,000	—
Deferred revenue	67,585	29,830

Current and deferred income tax liabilities	129,283	115,786

Total liabilities	1,008,537	265,328

Minority interests	45,442	54,308

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 59,080,610 shares issued and 54,628,020 shares outstanding at December 31, 2005 (including 5,677,950 loaned shares to be returned); and 53,159,253 shares issued and 51,244,607 shares outstanding at December 31, 2004	—	—
Additional paid-in capital	318,178	303,356
Treasury stock, at cost, 4,452,590 and 1,914,646 shares at December 31, 2005 and 2004, respectively	(125,068)	(26,721)
Deferred compensation	(5,426)	(922)
Warrants	25,610	25,610
Retained earnings	553,917	382,567

Total shareholders’ equity	767,211	683,890

Total liabilities and shareholders’ equity	$1,821,190	$1,003,526

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
Interest income:
Consumer loans, including past due fees	$113,308	$32,671	$3,048
Other	12,307	8,012	8,145

Total interest income	125,615	40,683	11,193
Interest expense	(33,971)	(4,729)	(6,534)

Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	91,644	35,954	4,659
Fees and other income on non-securitized earning assets	477,482	241,984	50,584
Provision for loan losses	(140,660)	(61,944)	(7,059)

Net interest income, fees and other income on non-securitized earning assets	428,466	215,994	48,184
Other operating income:
Fees and other income on securitized earning assets	127,779	158,192	270,239
Servicing income	143,128	92,297	97,473
Ancillary and interchange revenues	28,954	24,271	19,613
Equity in income of equity-method investees	45,627	1,987	27,676

Total other operating income	345,488	276,747	415,001
Other operating expense:
Salaries and benefits	33,815	22,287	18,982
Card and loan servicing	238,599	163,118	155,414
Marketing and solicitation	95,280	42,070	11,403
Depreciation	18,593	15,973	15,631
Other	104,475	69,879	35,812

Total other operating expense	490,762	313,327	237,242

Income before minority interests and income taxes	283,192	179,414	225,943
Minority interests	(13,349)	(22,345)	(37,233)

Income before income taxes	269,843	157,069	188,710
Income taxes	(98,493)	(56,350)	(66,992)

Net income	$171,350	$100,719	$121,718

Net income attributable to common shareholders	$171,350	$96,315	$117,434

Net income per common share—basic	$3.46	$1.97	$2.38

Net income per common share—diluted	$3.34	$1.93	$2.34

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compe- nsation	Other Changes in Equity	Retained Earnings	Total Shareholders’ Equity
		Shares Issued	Amount
Balance at December 31, 2002	$43,501	46,809,165	$—	$241,400	$(4,338)	$(1,013)	$(500)	$168,818	$447,868
Conversion of preferred stock	(5,794)	634,008	—	5,794	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(4,284)	(4,284)
Accretion of preferred dividends	4,290	—	—	—	—	—	—	—	4,290
Exercise of stock options, including tax benefit	—	442,333	—	3,749	—	—	—	—	3,749
Purchase of treasury stock	—	—	—	—	(248)	—	—	—	(248)
Repayment of note receivable	—	—	—	—	—	—	500	—	500
Amortization of deferred compensation	—	—	—	—	—	420	—	—	420
Net income	—	—	—	—	—	—	—	121,718	121,718

Balance at December 31, 2003	$41,997	47,885,506	$—	$250,943	$(4,586)	$(593)	$—	$286,252	$574,013
Exercise of stock options, including tax benefit	—	413,323	—	6,787	—	—	—	—	6,787
Use of treasury stock to satisfy stock option exercises	—	(338,854)	—	(1,738)	1,738	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	(4,404)	(4,404)
Accretion of preferred dividends	4,582	—	—	—	—	—	—	—	4,582
Conversion of preferred stock to common stock	(46,579)	5,164,778	—	46,579	—	—	—	—	—
Issuance of warrant	—	—	—	—	—	—	25,610	—	25,610
Issuance of restricted stock, net	—	34,500	—	785	—	(785)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	456	—	—	456
Purchase of treasury stock	—	—	—	—	(23,873)	—	—	—	(23,873)
Net income	—	—	—	—	—	—	—	100,719	100,719

Balance at December 31, 2004	$—	53,159,253	$—	$303,356	$(26,721)	$(922)	$25,610	$382,567	$683,890
Exercise of stock options, including tax benefit	—	477,451	—	9,805	—	—	—	—	9,805
Use of treasury stock to satisfy stock option exercises	—	(477,451)	—	(2,530)	2,530	—	—	—	—
Issuance of restricted stock, net	—	243,407	—	7,540	—	(7,540)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	3,036	—	—	3,036
Purchase of treasury stock	—	—	—	—	(100,877)	—	—	—	(100,877)
Consideration for share lending agreement	—	5,677,950	—	7	—	—	—	—	7
Net income	—	—	—	—	—	—	—	171,350	171,350

Balance at December 31, 2005	$—	59,080,610	$—	$318,178	$(125,068)	$(5,426)	$25,610	$553,917	$767,211

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2005	2004	2003
Operating activities
Net income	$171,350	$100,719	$121,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,593	15,973	15,631
Provision for loan losses	140,660	61,944	7,059
Amortization of intangibles	3,400	1,310	—
Amortization and recovery of acquired servicing liability	(23,440)	(11,699)	—
Amortization of deferred compensation	3,036	456	420
Minority interest	13,349	22,345	37,233
Retained interests income adjustment, net	(19,574)	95,931	44,360
Gain on bulk sale of receivables	(69,559)	—	—
(Benefit) provision for deferred taxes	(388)	(5,189)	55,277
Income in excess of distributions from equity-method investments	(18,000)	(1,492)	—
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease (increase) in deferred costs	22,075	(1,560)	564
Increase in income tax liability	19,746	27,923	11,716
Increase in uncollected fees on non-securitized earning assets	(56,558)	(58,775)	(34,127)
Increase (decrease) in deferred revenue	61,195	(3,505)	916
Other	12,656	364	(11,318)

Net cash provided by operating activities	278,541	244,745	249,449

Investing activities
Investments in equity-method investees	(10,949)	(50,207)	—
Proceeds from equity-method investees	1,665	16,217	9,016
Investments in securitized earning assets	(1,313,176)	(1,079,863)	(972,218)
Proceeds from securitized earning assets	1,082,485	1,025,514	693,437
Investments in non-securitized earning assets	(1,624,219)	(593,450)	(79,596)
Proceeds from non-securitized earning assets	1,460,035	509,210	81,545
Acquisitions of sub-prime lenders’ assets	(134,262)	(135,790)	—
Purchases and development of software, furniture, fixtures and equipment	(30,639)	(10,819)	(7,986)

Net cash used in investing activities	(569,060)	(319,188)	(275,802)

Financing activities
Minority interests (distribution), net of contribution	(22,215)	(20,612)	15,342
Repayment of note issued to purchase stock	—	—	398
Proceeds for share lending agreement	7	—	—
Proceeds from exercise of stock options	3,940	3,331	3,749
Purchase of treasury stock	(100,877)	(23,873)	(248)
Proceeds from the issuance of convertible senior notes	550,000	—	—
Debt issuance costs	(18,167)	—	—
Proceeds from borrowings	134,486	85,925	—
Repayment of borrowings	(84,240)	(24,614)	(890)

Net cash provided by financing activities	462,934	20,157	18,351

Net increase (decrease) in cash	172,415	(54,286)	(8,002)
Cash and cash equivalents at beginning of year	68,240	122,526	130,528

Cash and cash equivalents at end of year	$240,655	$68,240	$122,526

Supplemental cash flow information
Cash paid for interest	$27,004	$3,786	$6,534

Cash paid for income taxes	$79,131	$33,599	$—

Supplemental non-cash information
Issuance of warrant	$—	$25,610	$—

Notes payable associated with capital leases	$4,729	$7,275	$2,096

Notes payable associated with investments in securities	$32,812	$7,471	$—

Accretion of preferred stock dividends	$—	$4,582	$4,290

Issuance of restricted stock	$7,540	$785	$—

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

1.	Description of Business

The accompanying consolidated financial statements include the accounts of CompuCredit Corporation and its subsidiaries (collectively, the “Company”). The Company provides various credit and related financial services and products to, or associated with, the underserved (or sub-prime) and “un-banked” consumer markets. Historically, the Company has served these markets through its marketing and solicitation of credit card accounts and its servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards and charge cards, the Company contracts with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards and Discover charge cards, and the Company purchases the receivables relating to such accounts on a daily basis. The Company markets to cardholders other fee-based products, including card registration, memberships in preferred buying clubs, travel services, debt waiver and credit life, disability and unemployment insurance. During 2004, the Company expanded its product and service offerings to include the servicing and/or origination of small-balance, short-term loans (generally less than $500 for less than 30 days) through various channels, including retail branch locations, direct marketing, telemarketing and the Internet. Further, in April, 2005 the Company acquired from Wells Fargo its “Consumer Auto Receivables” business unit, which services auto loans purchased through a pre-qualified network of dealers in the “Buy Here/Pay Here” used car business. The Company also serves “un-banked” consumers through its offering of stored-value (or debit) cards through various retail branch locations, direct marketing, and the Internet.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies followed in preparation of the consolidated financial statements, as well as a description of significant components of the Company’s consolidated financial statements.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to the Company as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, can significantly affect the gains and losses recorded on securitizations and the values of retained interests in credit card receivables securitized; additionally, estimates of future credit losses on the Company’s un-securitized loans and fees receivable can significantly affect the provision for loan losses and loans and fees receivable, net.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market investments and overnight deposits. The Company considers all highly liquid cash investments with low interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Restricted Cash

Pursuant to the Company’s sale of previously charged-off receivables and forward flow contract with Encore Capital Group, Inc. (“Encore”) (see Note 5, “Sale of Previously Charged-Off Receivables and Forward

Flow Contract”), $10.0 million of the gross proceeds received in this transaction were placed into escrow. The cash associated with this escrow account has been disclosed as restricted cash on the face of the consolidated balance sheet as of December 31, 2005, and the release of these funds will occur upon performance of certain conditions under the forward flow contract with Encore. Additionally, the Company provides an irrevocable standby letter of credit agreement for $10.0 million to Columbus Bank & Trust, the principal financial institution that issues the credit cards marketed by the Company. The purpose of the letter of credit is to protect the financial institution from non-payment by the Company of its obligation to purchase receivables arising in the credit card accounts on a daily basis. Prior to the second quarter of 2005, the Company was required to maintain a minimum cash balance of $10.0 million with the bank that issued the letter of credit, and that minimum cash balance was disclosed as restricted cash on the face of the consolidated balance sheet as of December 31, 2004.

Restricted cash balances at December 31, 2005 also include cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with the Company’s micro-lending activities.

Asset Securitization

A significant majority of the Company’s credit card receivables are securitized. When the Company sells receivables in securitizations, it retains certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although the Company continues to service the underlying credit card accounts and the customer relationships, these securitizations are treated as sales, and the securitized receivables are not reflected on the consolidated balance sheets. The retained ownership interests and the I/O strips are included in securitized earning assets on the face of the consolidated balance sheets.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), gains and losses are recognized at the time of each sale. These gains or losses depend on the previous carrying amount of the financial assets sold and on the fair value of the assets and cash proceeds received. The cash flows used to measure the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses and any required amortizing principal payments to investors.

The Company initially records a servicing liability within a securitization structure when the servicing fees the Company expects to receive do not provide adequate compensation for servicing the receivables. The initial servicing liability is recorded at estimated fair market value. The servicing liability is then evaluated each quarter and carried at its estimated fair value. Changes in servicing liability fair value are included within fees and other income on securitized earning assets on the Company’s consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 13, “Off Balance Sheet Arrangements”), with actual servicing expenses being recorded into operations as incurred. Because quoted market prices generally are not available for the Company’s servicing liabilities, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions as outlined in Note 13, “Off Balance Sheet Arrangements.” The servicing liability is netted against the value of the I/O strip and included in securitized earning assets on the Company’s consolidated balance sheets. In accordance with Statement No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” the Company does not consolidate any of the qualifying special purpose entities (“QSPEs”) that participate in the securitizations.

The retained interests for portfolios securitized by the Company are accounted for as trading securities and reported at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”). The estimates used to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of the Company’s control, and such estimates could materially change from period to period. The income effects of the I/O strips and retained interests valuations are included within fees and other income on securitized earning assets on the Company’s consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 13, “Off Balance Sheet Arrangements”).

At any period end, “accrued interest and fees” on securitized receivables are reflected within securitized earning assets on the Company’s consolidated balance sheet; these accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying credit card receivables portfolios that the Company has securitized. Also included within the Company’s securitized earning assets is the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but not collected (the Company’s “retained interests in finance charge receivables”).

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on the Company’s consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in debt securities, each of which is discussed separately below. Details of non-securitized earning assets, net balances are as follows (in thousands):

	Balance at December 31, 2005	Balance at December 31, 2004
Loans and fees receivable, net	$375,919	$94,055
Investments in previously charged-off receivables	16,993	15,094
Investments in debt securities	75,399	49,281

Non-securitized earning assets, net	$468,311	$158,430

Loans and Fees Receivable, Net. Loans and fees receivable, net include receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, micro-loan activities and auto finance business, none of which has been securitized in off balance sheet securitizations. These receivables are shown net of an allowance for uncollectible loans and fees. Loans and fees receivable also are presented net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued), as well as principal balances receivable from this consumer base. In addition to finance charges on principal balances, the fees associated with this product offering consist principally of activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated period a customer would repay the fee (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with the Company’s micro-loan activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party financial institution; these fees are recognized as earned—generally over a two-week period. Loans and fees receivable associated with the Company’s auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers, which is recognized over the life of each loan.

The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that management believes will not ultimately be collected. Loans and fees receivables, gross and the allowance for uncollectible loans exclude, however, any finance charges and fees that were billed on late-stage delinquent receivables for which the Company concluded at the time of billing that collections were unlikely; all such amounts are not accrued into income or the underlying loans and fees receivable, gross balances. The components of loans and fees receivable, net are as follows (in millions):

	Balance at December 31, 2004	Additions	Subtractions	Receivables Added Through Acquisitions	Balance at December 31, 2005
Loans and fees receivable, gross	$139.6	$1,491.8	$(1,252.8)	$152.0	$530.6
Deferred revenue	(22.0)	(186.5)	133.0	(24.9)	(100.4)
Allowance for uncollectible loans and fees	(23.5)	(140.7)	109.9	—	(54.3)

Loans and fees receivable, net	$94.1	$1,164.6	$(1,009.9)	$127.1	$375.9

Interest income associated with these loans and fees receivable is included in interest income under the consumer loans, including past due fees category on the accompanying consolidated statements of operations. Additionally, $259.0 million, $119.0 million and $12.8 million of fee income associated with these loans and fees receivable for 2005, 2004 and 2003, respectively, is reflected in fees and other income from non-securitized earning assets on the consolidated statements of operations. As of December 31, 2005, the weighted-average remaining amortization period for the $100.4 million of deferred revenue reflected in the above table was 9.9 months.

Investments in Previously Charged-off Receivables. The Company pursues, competitively bids for and acquires previously charged-off credit card receivables. A significant majority of the Company’s acquisitions of previously charged-off credit card receivables historically have been from securitization trusts underlying the Company’s retained interests investments. As servicer for the receivables within the securitization trusts underlying its retained interests investments, the Company subjects all sales of previously charged-off receivables to a competitive bid process involving other potential third-party portfolio purchasers to ensure that all sales are at fair market prices.

Static pools consisting of homogenous accounts and receivables are established for each acquisition by the Company’s debt collections business. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. The Company accounts for its investments in previously charged-off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds the Company’s investment in the portfolio, the Company incurs commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts.

The Company uses the cost recovery method for each particular static pool until such time that its experience with that pool will be sufficient to justify use of the interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool’s effective interest rate) based on criteria communicated to the Company during 2003 by the Staff of the Securities and Exchange Commission (the “SEC”).

For 2005 and 2004, the following table shows (in thousands) a roll-forward of the Company’s investments in previously charged-off receivables activities, the ending balances of which are included as a component of non-securitized earning assets on the Company’s consolidated balance sheets:

	2005	2004
Unrecovered balance at beginning of period	$15,094	$13,960
Acquisitions of defaulted accounts	44,762	35,539
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on the Company’s consolidated statements of operations)	48,912	56,723
Income recognized on bulk sale of receivables (See Note 5)	69,559	—
Cash collections	(85,334)	(91,128)
Cash collections on bulk sale of receivables (See Note 5)	(76,000)	—

Unrecovered balance at December 31	$16,993	$15,094

Estimated remaining collections (“ERC”)	$54,738	$63,993

In June 2005, the Company’s debt collections business sold a significant pool of its previously charged-off receivables. See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract.” Remaining after this sale are the subsidiary’s pools of previously charged-off receivables primarily associated with accounts for which the debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) or accounts participating in or acquired in connection with the business’s balance transfer program. Additionally, the Company’s debt collections business is expected to continue to acquire for resale under the Forward Flow Contract discussed in Note 5 certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, and certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Included within cash collections in the above table is $5.7 million of amortized deferred revenue associated with a $67.0 million cash prepayment made to the Company under the Forward Flow Contract discussed in Note 5.

The life of each pool of previously charged-off receivables acquired by the Company generally is estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies, which constitute the majority of accounts retained after sales under the Forward Flow Contract. (See Note 5.) The Company anticipates collecting approximately 35.8% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. The Company periodically invests through the open market in debt and equity securities that the Company feels will provide it with an adequate return. Generally, these debt and equity securities are purchased outright or partially funded using existing margin accounts; see Note 16, “Notes Payable,” below. The Company’s purchased debt securities generally are classified as trading securities. Additionally, the Company has occasionally received distributions of debt securities from its equity-method investees; the Company has classified such distributed debt securities as held to maturity.

Deferred Costs

The principal components of deferred costs include unamortized costs associated with (1) issuances of Convertible Senior Notes (see Note 17, “Convertible Senior Notes”), (2) a warrant issued to an investor (see Note 4, “Shareholders’ Equity”), (3) certain payments made to third parties related to the Company’s credit card receivables securitizations and (4) receivables origination activities. The deferred costs associated with the Convertible Senior Notes are being amortized into interest expense over the expected life of the instruments, and deferred costs associated with the Company’s credit card receivables securitizations are being amortized over the respective lives of the securitization facilities. Direct receivables origination costs are deferred and amortized against credit card fee income on a straight-line basis over the privilege period, which is typically a one-year period.

Software, Furniture, Fixtures, and Equipment

The Company capitalizes costs related to internal development and implementation of software used in operating activities of the Company in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development, furniture, fixtures, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation and amortization expenses are computed using the straight-line method over the estimated useful lives of the assets, which are approximately 3 years for software and 5 years for furniture, fixtures and equipment. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. The Company periodically reviews these assets to determine if any impairment, other than a temporary impairment, exists. There were no such impairments in the periods presented.

Investments in Equity-Method Investees

The Company accounts for investments using the equity method of accounting if the investments give the Company the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers and the effects of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company uses the equity method for (1) its 50% interest in a limited liability company in which it invested in 2002, (2) its investments in two 33.3%-owned limited liability companies made during the fourth quarter of 2004 and (3) its 47.5% investment in a limited liability company made during the first quarter of 2005. The Company records its respective interests in the income or loss of such investees within the equity in income of equity-method investees category on its consolidated statements of operations for each period. The carrying amount of the Company’s equity-method investments is recorded on the consolidated balance sheets as investments in equity-method investees. There is no difference between the carrying amount of the investments and the underlying equity in the net assets of the equity-method investees.

The Company evaluates its investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, the Company evaluates its investments in the equity-method investees for impairment based on the Company’s evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If the Company ever were to determine that the carrying values of its investments in equity-method investees were greater than their fair values, the Company would write the investments down to their fair values.

Intangibles

The Company amortizes identifiable intangible assets using the straight-line method over their estimated periods of benefit. The estimated benefit periods range from three to five years for non-compete agreements and three to eight years for customer and dealer relationships. For those intangible assets such as trademarks and trade names that were determined to have an indefinite benefit period, no amortization expense is recorded. The Company periodically (at least annually) evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. No impairments existed related to the Company’s goodwill as of December 31, 2005.

Stock Options

The Company has five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company has accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plans had exercise prices equal to the market value of the underlying common stock on the dates of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. The Company granted no stock options during 2005. Additionally, the Company did not issue any options to non-employees who were not directors during 2005, 2004 or 2003. In December 2004, the FASB issued a revised Statement No. 123 (revised 2004), “Share Based Payment” (“Statement No. 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB 25 and instead requires that such transactions be accounted for using a fair-value-based method of accounting. The adoption of this statement will result in income statement effects similar to those reflected in the pro-forma computations below. Statement No. 123R is effective for interim and annual reporting for fiscal years beginning after June 15, 2005, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

The following table presents the effects on net income (in thousands) and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the year ended December 31,
	2005	2004	2003
Net income attributable to common shareholders, as reported	$171,350	$96,315	$117,434
Stock-based employee compensation expense determined under fair value basis, net of tax	(754)	(716)	(943)

Pro-forma net income	$170,596	$95,599	$116,491

Net income per common share:
Basic—as reported	$3.46	$1.97	$2.38
Basic—pro-forma	$3.44	$1.95	$2.36
Diluted—as reported	$3.34	$1.93	$2.34
Diluted—pro-forma	$3.33	$1.92	$2.33

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on the Company’s results of operations. The following table summarizes the weighted average Black-Scholes grant date fair value of the Company’s stock options, as well as the weighted-average key assumptions used in the Black-Scholes model to value options granted in 2004 and 2003. No option grants were made during 2005.

	2004	2003
Fair value per share	$14.28	$7.12
Dividend rate	0%	0%
Risk free rate	3.0%	3.0%
Expected volatility	86.6%	71.3%
Expected life of the options	5 years	5 years

Reportable Segments

Based on the requirements set forth by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement No. 131”), the Company has identified five reportable segments: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance and Other. See Note 3, “Segment Reporting,” for further discussion of these segments.

Fees and Other Income on Securitized Earning Assets

Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with the Company’s securitized credit card receivables, (2) securitization gains and (3) income from retained interests in credit card receivables securitized, each of which is detailed (in thousands) in the following table for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Securitization gains	$40,142	$1,651	$31,385
Income from retained interests in credit card receivables securitized	26,901	80,205	150,538
Fees on securitized receivables	60,736	76,336	88,316

Total fees and other income on securitized earning assets	$127,779	$158,192	$270,239

Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual membership and activation fees, are recognized as revenue when charged to the cardholder’s account. Annual membership fees are amortized into revenue on a straight-line basis over the cardholder privilege period, which is twelve months. Direct receivables origination costs are amortized against fee income. See Asset Securitization above for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interests valuations).

Fees and Other Income on Non-Securitized Earning Assets

Fees and other income on non-securitized earning assets include: (1) lending fees associated with the Company’s retail and Internet-based micro-loan activities; (2) fees associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (3) income associated with the Company’s Fingerhut receivables (see Note 7, “Fingerhut Receivables”) during periods in which the Company has held them on balance sheet; (4) income associated with the Company’s investments in previously charged-off receivables (see discussion above); (5) gain associated with the Company’s bulk sale of previously charged-off receivables (see Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract”); (6) transaction and other fees associated with the Company’s stored-value card offering; and (7) gains and losses associated with the Company’s investments in securities.

Lending fees underlying the Company’s retail micro-loan activities include fees earned on loans made by the Company directly to consumers and servicing fees earned from a lending bank associated with the Company’s servicing and collection activities for bank-originated micro-loans. Fees earned by the Company on the micro-loans that it makes to consumers are recognized (as a component of fees and other income on non-securitized earning assets) as the fees are earned—generally over a two-week period. Servicing fees charged with respect to bank-originated micro-loans are recognized as a component of servicing income on the consolidated statements of operations over the period during which the services are provided or the loans are collected; most of these activities are conducted and give rise to revenue recognition over a two-week period. However, for loans that are not repaid when due, some servicing and collection activities can continue up until the time that the lending bank charges off the loans (i.e., up to 90 days).

With a few minor exceptions noted herein, fees associated with the Company’s largely fee based credit card offering to consumers at the lower end of the FICO scoring range are similar in nature and in accounting treatment to those identified in Fees and Other Income on Securitized Earning Assets above. Activation fees and monthly maintenance fees are unique to the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Activation fees are recognized over the estimated life of a customer (approximately one year), and monthly maintenance fees are recognized as earned each month.

The components (in thousands) of fees and other income on non-securitized earning assets for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Fees and other income on non-securitized earning assets:
Retail micro-loan fees	$81,488	$37,485	$—
Fees on non-securitized credit card receivables	177,521	81,505	12,818
Fingerhut receivables while on balance sheet	84,745	64,322	—
Investments in previously charged-off receivables	48,912	56,723	37,766
Gain on bulk sale of previously charged-off receivables (See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract.”)	69,559	—	—
Other	15,257	1,949	—

Total	$477,482	$241,984	$50,584

Ancillary and Interchange Revenues

The Company offers various fee-based products and services (ancillary products) to its customers, including memberships, insurance products, debt waiver and subscription services. When the Company markets its own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer’s acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When the Company markets products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. The Company considers revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, the Company recognizes its commission as ancillary product revenue. Additionally, the Company receives a portion of the merchant fee assessed by Visa, MasterCard and Discover based on cardholder purchase volumes underlying credit card receivables; these interchange fees are recognized by the Company as they are received.

Card and Loan Servicing Expenses

Card and loan servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with the Company’s collections and customer service efforts. Card and loan servicing costs also include outsourced collections and customer service expenses. Card and loan servicing costs are expensed when incurred or in the case of prepaid costs, over the respective service period.

Marketing and Solicitation Expenses

Credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing, postage and Internet marketing fees, are expensed as the solicitation occurs. See “Deferred Costs” for a discussion of the accounting for costs considered to be direct receivables origination costs.

Income Taxes

The Company accounts for income taxes based on the liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement No. 109”). Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Recent Accounting Pronouncements

In August 2005, the FASB issued three Exposure Drafts for proposed revisions to Statement No. 140. The Exposure Drafts are subject to change and, as such, are not yet authoritative. The Exposure Drafts in their current form would modify the existing rules for determining if a special purpose entity is “qualifying” (as defined in Statement No. 140) and could impact the Company’s ability to derecognize receivables underlying securitization facilities. The FASB is expected to finalize the Exposure Drafts during the first quarter of 2006.

3.	Segment Reporting

Segment accounting policies are the same as policies described in Note 2, “Significant Accounting Policies.”

The Company operates primarily within one industry consisting of five reportable segments by which it manages its business. The Company’s five reportable segments are: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance; and Other.

The Credit Cards segment consists of the Company’s credit card lending and servicing activities, as conducted with respect to receivables underlying accounts originated by the Company and receivables underlying portfolios purchased by the Company. This reportable segment represents aggregate activities associated with the Company’s credit card products. As mentioned previously, the Company generally has financed its credit card activities through the securitization of the receivables underlying the accounts the Company originates and the portfolios the Company purchases. Revenues in the Credit Cards segment principally consist of: (1) the portion of fees and other income on non-securitized earning assets derived from the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and its Fingerhut receivables (during periods in which the Fingerhut receivables were held on balance sheet); (2) fees and other income on securitized earning assets which are derived from Company’s investments in the securitized originated and purchased portfolios; (3) the portion of servicing income that relates to credit card servicing; (4) interest earned on cash and cash equivalents and investments in debt securities and gains and losses on investments in equity securities; and (5) equity in the income of the Credit Cards segment’s equity-method investees.

The Investments in Previously Charged-off Receivables segment consists of the Company’s debt collections subsidiary. Through this business, the Company pursues, competitively bids for and acquires previously charged-off credit card receivables. A significant majority of the Company’s acquisitions of previously charged-off credit card receivables have been from the securitization trusts underlying the Company’s retained interests investments. Revenues earned in this segment consist of sales under the Company’s Forward Flow Contract, recognition of deferred revenue and revenues earned under the Company’s investment in Chapter 13 Bankruptcies and its balance transfer program, all of which are classified as fees and other income on non-securitized earning assets in the accompanying consolidated statements of operations. (See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract.”) This segment’s results also include the income associated with the Investments in Previously Charged-off Receivables segment’s equity-method investee.

The Retail Micro-Loans segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customers’ next payday, as well as small-denomination installment loans with twelve month or shorter scheduled repayment periods. The Company services and collects the bank-originated loans for a fee. Revenues earned in this segment consist of fees and/or servicing revenues and are classified as fees and other income on non-securitized earning assets in the accompanying consolidated statements of operations.

The Auto Finance segment consists of a nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business from which auto loans are purchased at a discount or serviced for a fee. Revenues are generated on purchased loans through interest earned on the face value of the purchased installment agreements combined with discounts on these purchased loans. Interest income from discounts is generally earned over the life of the applicable loan. Additionally, the Auto Finance segment generates revenues by servicing loans on behalf of dealers for a portion of actual collections and by providing backup servicing for similar quality securitized assets.

The Other segment consists of the Company’s stored-value card operations and the associated fee income and servicing expenses and other start-up product offerings (including merchant credit offerings and other micro-loan offerings marketed principally through the Internet) that do not individually meet the disclosure criteria of Statement No. 131.

The Company measures the profitability of its reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures in order to better align costs with the associated revenues. Summary operating segment information is as follows (in thousands):

Year ended December 31, 2005	Credit Cards	Investments in Previously Charged-off Receivables(1)	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$76,799	$—	$—	$36,509	$—	$113,308
Other	11,378	686	—	177	66	12,307

Total interest income	88,177	686	—	36,686	66	125,615
Interest expense	(18,380)	—	(7,874)	(7,563)	(154)	(33,971)

Net interest income (expense) before fees and other income on non-securitized earning assets and provision for loan losses	69,797	686	(7,874)	29,123	(88)	91,644
Fees and other income on non-securitized earning assets	269,834	118,471	81,488	52	7,637	477,482
Provision for loan losses	(118,282)	—	(10,467)	(3,723)	(8,188)	(140,660)

Net interest income (expense), fees and other income on non-securitized earning assets	221,349	119,157	63,147	25,452	(639)	428,466
Other operating income:
Fees and other income on securitized earning assets	127,779	—	—	—	—	127,779
Servicing income	119,319	—	23,229	580	—	143,128
Ancillary and interchange revenues	28,954	—	—	—	—	28,954
Equity in income of equity-method investees	41,307	4,320	—	—	—	45,627

Total other operating income	317,359	4,320	23,229	580	—	345,488
Total other operating expense	(325,491)	(31,461)	(76,608)	(19,915)	(37,287)	(490,762)
Minority interests	(13,349)	—	—	—	—	(13,349)

Income (loss) before income taxes	$199,868	$92,016	$9,768	$6,117	$(37,926)	$269,843

Securitized earning assets	$786,983	$—	$—	$—	$—	$786,983

Non-securitized earning assets, net	$280,176	$16,993	$52,001	$118,189	$952	$468,311

Loans and fees receivable, gross	$326,696	$—	$57,806	$144,489	$1,582	$530,573

Loans and fees receivable, net	$204,777	$—	$52,001	$118,189	$952	$375,919

Total assets	$1,405,883	$36,369	$200,579	$159,222	$19,137	$1,821,190

Notes payable	$37,541	$—	$50,300	$77,345	$—	$165,186

(1)	Net interest income, fees and other income on non-securitized earnings assets includes $69.6 million of gain on the bulk sale of previously charged-off receivables. (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)

Year ended December 31, 2004	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$32,671	$—	$—	$—	$—	$32,671
Other	8,009	—	—	—	3	8,012

Total interest income	40,680	—	—	—	3	40,683
Interest expense	(507)	—	(4,127)	—	(95)	(4,729)

Net interest income (expense) before fees and other income on non-securitized earning assets and provision for loan losses	40,173	—	(4,127)	—	(92)	35,954
Fees and other income on non-securitized earning assets	145,827	56,723	37,485	—	1,949	241,984
Provision for loan losses	(53,888)	—	(6,515)	—	(1,541)	(61,944)

Net interest income, fees and other income on non-securitized earning assets	132,112	56,723	26,843	—	316	215,994
Other operating income:
Fees and other income on securitized earning assets	158,192	—	—	—	—	158,192
Servicing income	75,418	—	16,879	—	—	92,297
Ancillary and interchange revenues	24,271	—	—	—	—	24,271
Equity in income of equity-method investees	1,987	—	—	—	—	1,987

Total other operating income	259,868	—	16,879	—	—	276,747
Total other operating expense	(212,513)	(39,357)	(37,746)	—	(23,711)	(313,327)
Minority interests	(23,063)	—	—	—	718	(22,345)

Income (loss) before income taxes	$156,404	$17,366	$5,976	$—	$(22,677)	$157,069

Securitized earning assets	$536,718	$—	$—	$—	$—	$536,718

Non-securitized earning assets, net	$115,710	$15,094	$26,783	$—	$843	$158,430

Loans and fees receivable, gross	$106,873	$—	$31,529	$—	$1,232	$139,634

Loans and fees receivable, net	$66,472	$—	$26,783	$—	$800	$94,055

Total assets	$821,967	$16,070	$158,075	$—	$7,414	$1,003,526

Notes payable	$13,574	$—	$68,975	$—	$1,075	$83,624

Year ended December 31, 2003	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$3,048	$—	$—	$—	$—	$3,048
Other	8,100	45	—	—	—	8,145

Total interest income	11,148	45	—	—	—	11,193
Interest expense	(6,534)	—	—	—	—	(6,534)

Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	4,614	45	—	—	—	4,659
Fees and other income on non-securitized earning assets	12,818	37,766	—	—	—	50,584
Provision for loan losses	(7,059)	—	—	—	—	(7,059)

Net interest income, fees and other income on non-securitized earning assets	10,373	37,811	—	—	—	48,184
Other operating income:
Fees and other income on securitized earning assets	270,239	—	—	—	—	270,239
Servicing income	97,473	—	—	—	—	97,473
Ancillary and interchange revenues	19,613	—	—	—	—	19,613
Equity in income of equity-method investees	27,676	—	—	—	—	27,676

Total other operating income	415,001	—	—	—	—	415,001
Total other operating expense	(201,878)	(32,640)	—	—	(2,724)	(237,242)
Minority interests	(37,233)	—	—	—	—	(37,233)

Income (loss) before income taxes	$186,263	$5,171	$—	$—	$(2,724)	$188,710

Securitized earning assets	$543,160	$—	$—	$—	$—	$543,160

Non-securitized earning assets, net	$31,278	$13,960	$—	$—	$—	$45,238

Loans and fees receivable, gross	$37,195	$—	$—	$—	$—	$37,195

Loans and fees receivable, net	$16,271	$—	$—	$—	$—	$16,271

Total assets	$746,631	$14,218	$—	$—	$506	$761,355

Notes payable	$1,945	$—	$—	$—	$—	$1,945

4.	Shareholders’ Equity

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

Treasury Stock

The Company’s Board of Directors has authorized a program to repurchase up to 10 million shares of the Company’s outstanding common stock. Under the plan, the Company repurchases shares of its common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. These shares are carried at cost in the accompanying consolidated balance sheets as a reduction in shareholders’ equity. Concurrent with the Company’s second quarter of 2005 issuance of $250.0 million of Convertible Senior Notes due 2025 (see Note 17, “Convertible Senior Notes”), the Company repurchased 2,994,000 shares of the Company’s common stock for $100.0 million. An additional 21,395 shares were purchased during 2005 for $0.9 million. During 2004, the Company repurchased 1,375,000 shares on the open market for $23.9 million. At its discretion, the Company will use the treasury shares to satisfy option exercises and to make restricted stock grants. The Company uses the cost approach when accounting for repurchases and reissuances of its treasury stock. During the 2005 and 2004 years, 477,451 and 333,854 shares, respectively, were reissued from treasury stock in satisfaction of stock option exercises at an approximate cost of $2.5 million and $1.7 million, respectively.

Warrants

In connection with a securitization facility into which the Company entered during the first quarter of 2004, the Company issued to the investor a warrant to acquire 2.4 million shares of the Company’s common stock at an exercise price of $22.45 per share. The costs associated with this warrant were recorded at fair value (approximately $25.6 million determined using the Black-Scholes model) within deferred costs, net, on the Company’s consolidated balance sheets, and the initial deferred cost amount is being amortized into income from retained interests in credit card receivables securitized (which is a component of fees and other income from securitized earning assets) over the vesting period of the warrant. In 2005, the investor sold one-half of the warrant to a second party.

Restricted Share Awards

During the quarter ended December 31, 2002, the Company granted 250,000 shares of restricted stock to certain employees. On the date of grant, the fair market value of the restricted shares issued in 2002 was recorded as deferred compensation and is shown as a separate component of consolidated shareholders’ equity (net of amortization) as of the close of each year. The Company has employed similar accounting for restricted shares issued during 2005 and 2004 under the Company’s 2004 Restricted Stock Plan. The Company granted 243,407 shares and 34,500 shares under the 2004 restricted stock plan for the years ended 2005 and 2004, respectively. The Company’s issued restricted shares generally vest over a range of 24 to 36 months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. Deferred compensation associated with these grants is included as a component of total shareholders’ equity on the accompanying consolidated balance sheets.

5.	Sale of Previously Charged-Off Receivables and Forward Flow Contract

In June 2005, the Company’s debt collections business sold a portfolio of previously charged-off credit card receivables having a face amount of $2.9 billion to Encore and agreed to sell Encore up to $3.25 billion in face amount of the future charged-off credit card receivables at an established price over the following five years (the “Forward Flow Contract”). As consideration for these transactions, the Company received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of previously charged-off credit card receivables and $67.0 million of deferred revenue related to the Forward Flow Contract. The sale of the portfolio of previously charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and other income on non-securitized earning assets on the Company’s 2005 consolidated statement of operations. Ten million dollars of the $67.0 million in deferred revenue related to the Forward Flow Contract is required to be held in escrow and is included in restricted cash on the Company’s consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the underlying conditions are satisfied. The remaining $57.0 million of deferred revenue is being recognized into income over the life of the contract as the Company’s debt collections business delivers its associated volumes of charged-off credit card receivables to Encore. Based on the Forward Flow Contract, the Company’s debt collections business is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by the Company, as well as certain previously charged-off receivables associated with the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the business being required to return a portion of the purchase price related to the Forward Flow Contract. During 2005, $5.7 million of deferred revenue associated with the Forward Flow Contract was recognized and is included in fees and other income on non-securitized earning assets on the accompanying 2005 consolidated statement of operations.

6.	Investments in Equity-Method Investees

In January 2005, the Company purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. A wholly owned subsidiary of the Company and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. The Company accounts for its investment in this joint venture and other similar investments in existence as of December 31, 2005 and 2004 under the equity method of accounting, and these investments are included in investments in equity-method investees on the Company’s consolidated balance sheets.

During the second quarter of 2005, the Company made an $11.0 million payment in final settlement of its obligations to a lender that financed the Company’s original equity investment in CSG, LLC (“CSG”), an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were completed during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows received by the Company from its investment in CSG. The $11.0 million settlement payment to the lender is included within interest expense in the 2005 consolidated statement of operations; because of this payment, the Company is now entitled to receive 100% of all future excess cash flows attributable to the Company’s investment in CSG. CSG resumed such distributions of excess cash flows to its members (including the Company) during the fourth quarter of 2005.

Transistor Holdings, LLC (“Transistor”) was formed during the fourth quarter of 2004 by two unaffiliated entities and a wholly owned subsidiary of the Company to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association (“Fleet”). The Company accounts for its interest in Transistor using the equity method of accounting. The Company has a 33.3% interest in Transistor and funded this investment with $48.3 million in cash. Using capital received from the Company and each of its equal partners in Transistor, as well as the proceeds of a structured financing not qualifying for gain-on-sale securitization accounting, a wholly owned subsidiary of Transistor then purchased the portfolio of credit card receivables from Fleet. These receivables were formerly owned by Circuit City prior to their purchase by Fleet.

Under identical ownership to Transistor, Capacitor Holdings, LLC (“Capacitor”) was formed to acquire certain previously charged-off credit card receivables ($353.5 million face amount) owned by Fleet; the Company’s share of the capital required for this acquisition was $1.9 million. Capacitor uses a cost-recovery method to account for its investment in these previously charged-off receivables, and the Company accounts for its interest in Capacitor using the equity method of accounting.

The following represents condensed results of operations (in thousands) of the Company’s equity-method investees as of and for the years ended December 31, 2005, 2004 and 2003:

	As of December 31,
	2005	2004	2003
Securitized earning assets	$73,020	$1	$1

Non-securitized earning assets, net	$556,930	$841,917	$—

Total assets	$651,402	$893,014	$13,172

Total liabilities	$474,509	$717,718	$18

Members’ capital	$176,893	$175,296	$13,154

	For the year ended December 31,
	2005	2004	2003
Net interest income, fees and other income on non-securitized earning assets	$180,040	$31,734	$—

Fees and other income on securitized earning assets	$47,411	$—	$55,263

All other operating income	$72,052	$2,355	$56,719

Net income	$112,869	$7,027	$55,351

7.	Fingerhut Receivables

In July 2002, the Company completed a transaction with Federated Department Stores, Inc. in which the Company purchased for $75.2 million plus an assumed $95.8 million servicing liability the retained interests in a trust (“Fingerhut Trust I”) that owned $1.0 billion in face amount of receivables. The receivables included in the trust were those generated by private label revolving credit cards used to purchase items from the Fingerhut catalog.

During the third quarter of 2003, a third party acquired the Company’s retained interests in Fingerhut Trust I in exchange for $27.3 million and retained interests in a new trust (“Fingerhut Trust II”), which owned a collateral security interest in Fingerhut Trust I. Income from retained interests in credit card receivables includes $8.7 million and $127.1 million of income for 2004 and 2003, respectively, associated with Fingerhut Trust I and/or Fingerhut Trust II.

On August 15, 2004, the remaining debt underlying the Fingerhut Trust II was repaid from cash collections within the trust through July 31, 2004. In accordance with Statement No. 140, the Company resumed accounting ownership of the Fingerhut receivables at an approximate $0.0 carryover basis corresponding to the Company’s then-existing basis in the Fingerhut Trust II retained interests, and as such, the Fingerhut receivables are not reflected within loans and fees receivable, net (or the tables or discussion thereof included herein). Accordingly, all cash collections received on these “de-securitized” Fingerhut receivables subsequent to July 31, 2004 (and prior to a re-securitization of the Fingerhut receivables into “Fingerhut Trust III” in the third quarter of 2005 as discussed below) were recognized into income as fees and other income on the Company’s 2004 and 2005 consolidated statements of operations. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $61.3 million and $52.6 million for 2005 and 2004, respectively, such amounts being included as a component of fees and other income on non-securitized earning assets on the Company’s 2005 and 2004 consolidated statements of operations.

The Company’s original servicing liability associated with Fingerhut Trust I was converted into a deferred gain upon the third quarter of 2003 Fingerhut retained interests exchange; this deferred gain balance was netted against retained interests in credit card receivables securitized in prior periods. Because of the de-securitization of the Fingerhut receivables during the third quarter of 2004, the deferred gain is presented as a component of deferred revenue on the Company’s consolidated balance sheet as of December 31, 2004. This deferred gain was amortized into fees and other income on non-securitized earning assets in the Company’s consolidated statements of operations in a manner that corresponded with actual and anticipated cash collections on the de-securitized Fingerhut receivables; the income associated with amortization of this deferred gain totaled $23.4 million and $11.7 million for 2005 and 2004, respectively.

In September 2005, the Company sold its Fingerhut receivables to Fingerhut Trust III pursuant to a Statement No. 140 transfer in exchange for a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $31.6 million. Because the fees earned by the Company for servicing the Fingerhut Trust III receivables do not represent adequate compensation for servicing, the Company has recorded a servicing liability associated with its servicing obligation; as of December 31, 2005, this servicing liability was valued at $0.6 million.

8.	Credit Card Receivables Acquisitions

In January 2005, one of the Company’s majority-owned subsidiaries purchased $72.1 million (face amount) in credit card receivables for $42.0 million, including transaction costs. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $1.6 million. To fund this purchase, the Company contributed $2.0 million into its majority-owned subsidiary. The assets and liabilities of the majority-owned subsidiary, and its associated earnings from operations, are presented as part of the Company’s consolidated financial statements with a minority interest being shown to reflect the unaffiliated investor’s portion of the operations. The minority interest associated with this subsidiary is not shown net of tax because the subsidiary is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the trust.

On August 1, 2003, the Company purchased a 62.5% interest in Embarcadero Holdings, LLC (“Embarcadero Holdings”) for $26.5 million. Embarcadero Holdings was formed by an unaffiliated investor and one of the Company’s wholly owned subsidiaries in connection with the acquisition of $824.0 million (face amount) in credit card receivables from Providian Bank. These receivables were then transferred to Embarcadero, LLC (“Embarcadero”), a wholly owned subsidiary of Embarcadero Holdings, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust (“Embarcadero Trust”), thereby resulting in a securitization gain of $31.4 million. (See Note 13, “Off Balance Sheet Arrangements,” for further discussion.) Embarcadero retained the subordinated, certificated interest originally issued by the Embarcadero Trust until the initial conduit facility underlying the securitization was replaced in January 2004 with a 10-year amortizing term facility; Embarcadero now owns the subordinated, certificated interest underlying the 10-year amortizing term facility. The assets and liabilities of Embarcadero Holdings and Embarcadero, and their associated earnings from operations, are presented as part of the Company’s consolidated financial statements with a minority interest being shown to reflect the unaffiliated investor’s portion of the operations. The minority interest on the consolidated statements of operations is not shown net of tax because Embarcadero is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, the Company has agreed to service the entire portfolio of credit card receivables underlying the Embarcadero Trust. In addition, Embarcadero is obligated to provide for the purchase of receivables in the unlikely event that the Embarcadero Trust is unable to fund such receivables. To date, there have been no, and management does not expect any, borrowings related to this obligation.

See separately the discussion of credit card receivables acquired by the Company’s equity-method investees in Note 6, “Investments in Equity-Method Investees.”

9.	Retail Micro-Loans Acquisitions

During the second quarter of 2004, the Company acquired substantially all of the assets of First American, a complementary sub-prime lender, for $108.9 million, including transaction costs and assumed liabilities. With over 300 retail branch locations, First American’s operations and footprint serve as the principal platform for the Company’s micro-loan activities. During the third quarter of 2004, the Company acquired another complementary sub-prime lender, Venture Services, for $33.9 million, including transaction costs and assumed liabilities. The acquisition of Venture Services added 166 retail branch locations to the Company’s retail micro-loan base. During the first quarter of 2005, the Company paid $11.9 million, including transaction costs and assumed liabilities, for 39 additional retail branch locations (and other underlying assets) in the State of Ohio. The results of all of these acquisitions (the “Retail Micro-Loans Acquisitions”) are included in the Company’s consolidated statements of operations since the respective acquisition dates.

The Company financed its Retail Micro-Loans Acquisitions with an aggregate of $79.7 million of cash and $75.0 million of third-party debt financing. The Company structured the Retail Micro-Loans Acquisitions through a subsidiary, which serves as a holding company for several separate subsidiaries supporting these operations.

The following table summarizes the purchase price allocations (in millions) for the Retail Micro-Loans Acquisitions:

	Dollars	Amortization Period
Purchase price	$154.7
Property and equipment	(7.6)
Working capital (including loans purchased)	(25.5)
Customer relationships	(5.9)	3 years
Non-compete agreement	(3.0)	3 to 5 years
Trademarks and trade names	(4.1)	Indefinite life
Goodwill	$(108.6)

The allocations for the first two of the Retail Micro-Loans Acquisitions are final; however, the allocation for the last of the Retail Micro-Loans Acquisitions is preliminary and subject to adjustment up to one year from its closing date. Nevertheless, management does not anticipate that the allocation will materially change. Amortization related to the intangible assets within the above table totaled $2.9 million and $1.3 million for 2005 and 2004, respectively.

10.	Auto Finance Acquisition

On April 1, 2005, the Company acquired Wells Fargo Financial’s “Consumer Auto Receivables” business unit. This acquisition included all of Consumer Auto Receivables’ assets, business operations and employees for $121.5 million, including transaction costs. The acquisition was financed using $88.2 million in third-party debt (see Note 16, “Notes Payable”), with the remainder in cash. At the acquisition date, Consumer Auto Receivables had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters. The business had approximately 300 employees. The results of operations of the auto finance business are included in the Company’s 2005 consolidated statement of operations subsequent to the acquisition date, and the auto finance business is treated as a separate segment as discussed in Note 3, “Segment Reporting.”

The following table summarizes the purchase price allocations (in millions) for the Auto Finance segment acquisition:

	Dollars	Amortization Period
Purchase price	$121.5
Property and equipment	(0.6)
Working capital (including loans purchased)	(93.2)
Dealer relationships	(5.5)	8 years
Goodwill	$(22.2)

The allocation for the Auto Finance segment acquisition is preliminary and subject to adjustment up to one year from its closing date. Nevertheless, management does not anticipate that the allocation will materially change. Amortization related to the intangible assets within the above table totaled $0.5 million for 2005.

11.	Pending CardWorks, Inc. Acquisition

On September 25, 2005, a then wholly owned subsidiary of CompuCredit Corporation entered into a stock purchase agreement with CardWorks, L.P., pursuant to which the subsidiary would acquire all of the issued and outstanding shares of capital stock of CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. The purchase price to be paid for the shares is $270.0 million in cash. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals, and the Company is hopeful that the acquisition can be completed in the first half of 2006. Pursuant to the agreement, the subsidiary could be subject to a fee of $27.0 million if the contract is terminated by the Company under certain circumstances.

In connection with its proposed acquisition of CardWorks, Inc., on December 21, 2005, the Company and an affiliate of Merrill Lynch entered into a stock purchase agreement pursuant to which the Company sold to the Merrill Lynch affiliate 250 shares of class B non-voting common stock in the Company’s subsidiary that entered into the stock purchase agreement with CardWorks, L.P.—such shares representing a 20% interest in the outstanding capital stock of the subsidiary. As consideration for the sale of the shares, the Merrill Lynch affiliate has paid a nominal amount and will pay 20% of the purchase price for CardWorks, Inc. and 20% of the costs associated with the acquisition of CardWorks, Inc.

12.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. The Company reviews the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value.

The changes in the carrying amount of goodwill for 2005 and 2004 by reportable segment are as follows (in thousands):

	Retail Micro- Loans	Auto Finance	Consolidated
Balance as of December 31, 2003	$—	$—	$—
Goodwill acquired during the year	100,552	—	100,552

Balance as of December 31, 2004	100,552	—	100,552
Goodwill acquired during the year	8,088	22,160	30,248

Balance as of December 31, 2005	$108,640	$22,160	$130,800

Intangible Assets

At December 31, 2005 and 2004, the Company had $4.1 million and $3.9 million, respectively, of intangible assets that were determined to have an indefinite benefit period. The gross carrying amount of intangible assets subject to amortization was $14.4 million and $8.0 million as of December 31, 2005 and 2004, respectively.

Aggregate amortization expense associated with intangible assets was $3.4 million and $1.3 million during 2005 and 2004, respectively.

Estimated future amortization expense (in thousands) associated with intangible assets is as follows:

2006	$3,624
2007	2,315
2008	780
2009	728
2010	688
Thereafter	1,547

Total	$9,682

13.	Off Balance Sheet Arrangements

The Company securitizes through a master trust all of its credit card receivables originated on a daily basis under its primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying the Company’s largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, the Company has securitized several pools of purchased credit card receivables. (See Note 8, “Credit Card Receivables Acquisitions.”)

All of the Company’s originated and purchased credit card receivables, with the exception of those receivables associated with its largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, are currently held by securitization trusts. The exclusive interest of the Company in these securitized receivables is in the form of retained interests. GAAP requires the Company to treat its transfers to the securitization trusts as sales, and the receivables are removed from the Company’s consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes the Company’s securitization activities for the periods presented (in thousands). As with other tables included herein, it does not include the securitization activities of the Company’s equity-method investees:

	For the year ended December 31,
	2005	2004	2003
Gross amount of receivables securitized at year end	$1,668,022	$1,654,285	$2,282,803

Proceeds from collections reinvested in revolving-period securitizations	$1,060,421	$924,783	$983,014

Excess cash flows received on retained interests	$239,399	$221,118	$274,677

Securitization gains	$40,142	$1,651	$31,385
Income from retained interests in credit card receivables securitized	26,901	80,205	150,538
Fees on securitized receivables	60,736	76,336	88,316

Total fees and other income on securitized earning assets	$127,779	$158,192	$270,239

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

The retained interests associated with the credit card receivables that the Company has securitized are carried at estimated fair market value within the securitized earning assets category on the consolidated balance sheet, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for the Company’s retained interests generally are not available, the Company estimates fair value based on the estimated present value of future cash flows using management’s best estimates of key assumptions.

The measurements of retained interests associated with Company-arranged securitizations are dependent upon management’s estimates of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when the Company expects to receive the cash flows. The discount rates are based on management’s estimates of returns that would be required by investors in an investment with similar terms and credit quality. Yields on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on the Company’s credit risk models. Credit card receivables are typically charged-off when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers’ accounts are typically charged-off within 30 days of verification.

The Company’s retained interests in credit card receivables securitized (labeled as securitized earning assets on the consolidated balance sheet) include the following (in thousands):

	At December 31,
	2005	2004
I/O strip	$70,843	$101,268
Accrued interest and fees	13,412	12,603
Servicing liability	(583)	(6,336)
Amounts due from securitization	8,965	6,511
Fair value of retained interests	694,346	422,672

Securitized earning assets	$786,983	$536,718

The I/O strip reflects the fair value of the Company’s rights to future income from Company-arranged securitizations and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying credit card receivables portfolios that the Company has securitized. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income the Company expects to receive from the securitizations. Amounts due from securitization represent cash flows that are distributable to the Company from the prior month’s cash flows within each securitization trust; the Company generally expects to receive these amounts within 30 days from the close of each respective month. Lastly, the Company’s retained interests are measured at fair value as set forth within the fair value of retained interests category in the above table.

Changes in any of the assumptions used to value the Company’s retained interests in Company-arranged securitizations could impact the Company’s fair value estimates. The weighted-average key assumptions used to estimate the fair value of the Company’s retained interests in the receivables it has securitized are presented below:

	At December 31,
	2005	2004	2003
Yield (annualized)	29.8%	29.4%	29.5%
Payment rate (monthly)	6.7	6.3	6.5
Expected credit loss rate (annualized)	14.2	13.7	15.0
Residual cash flows discount rate	13.6	17.4	22.5
Servicing liability discount rate	14.0	14.0	14.0

The decrease in the residual cash flows discount rate results from tightened spreads on credit card securitization notes based upon the sale to third parties of subordinated bonds in a securitization in the second quarter of 2005 and the renewal at significantly lower pricing of two-year variable funding notes within the Company’s originated portfolio master trust during the third quarter of 2005, coupled with significantly increased overall collateral enhancement levels within the originated portfolio master trust during 2005 given the Company’s funding of cardholder purchases. The Company’s Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. Collateral enhancement levels increased significantly in 2005 given the liquidity generated for the Company based on the second quarter of 2005 Encore transaction (see Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract”) and the Company’s $250.0 million and $300.0 million Convertible Senior Note issuances (see Note 17, “Convertible Senior Notes”); the Company funded the majority of cardholder purchases underlying its originated portfolio master trust during 2005, rather than drawing against originated portfolio master trust conduit and variable funding note securitization facilities to fund these purchases. These beneficial effects on the residual cash flows discount rate were offset somewhat by increases in the LIBOR rate over the same period.

At December 31, 2005, the following illustrates the hypothetical effect of an adverse 5 and 10 percent change in key economic assumptions on the retained interests in credit card receivables securitized (dollars in thousands):

Credit card Receivables
Yield (annualized)	29.8%
Impact on fair value of 5% adverse change	$(13,453)
Impact on fair value of 10% adverse change	$(27,837)
Payment rate (monthly)	6.7%
Impact on fair value of 5% adverse change	$(1,190)
Impact on fair value of 10% adverse change	$(2,255)
Expected credit loss rate (annualized)	14.2%
Impact on fair value of 5% adverse change	$(6,184)
Impact on fair value of 10% adverse change	$(12,368)
Residual cash flows discount rate	13.6%
Impact on fair value of 5% adverse change	$(2,091)
Impact on fair value of 10% adverse change	$(4,168)
Servicing discount rate	14.0%
Impact on fair value of 5% adverse change	$(2)
Impact on fair value of 10% adverse change	$(5)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value of the retained interests in credit card receivables securitized may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

The Company’s managed receivables portfolio underlying its securitizations (including only those of its consolidated subsidiaries) is comprised of the Company’s retained interests in the credit card receivables securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not assets of the Company. The following table summarizes the balances included within, and certain operating statistics associated with, the Company’s managed receivables portfolio underlying both the outside investors’ shares of and the Company’s retained interests in credit card receivables securitizations (in thousands).

	December 31,
	2005	2004
Total managed principal balance	$1,522,285	$1,493,903
Total managed finance charge and fee balance	145,737	160,382

Total managed receivables	$1,668,022	$1,654,285

Receivables delinquent—60 or more days	$128,706	$144,715

Net charge offs during each year	$187,964	$245,674

14.	Software, Furniture, Fixtures and Equipment

Software, furniture, fixtures and equipment consists of the following (in thousands):

	Balance at December 31,
	2005	2004
Software	$60,545	$45,022
Furniture and fixtures	11,287	7,611
Data processing and telephone equipment	42,445	32,557
Leasehold improvements	14,960	8,623

Total cost	129,237	93,813
Less accumulated depreciation	(80,854)	(62,261)

Software, furniture, fixtures and equipment, net	$48,383	$31,552

The weighted-average remaining depreciable life of the Company’s software, furniture, fixtures and equipment being depreciated as of December 31, 2005 is 2.3 years.

15.	Leases

The Company leases premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $18.9 million, $10.6 million and $5.5 million for 2005, 2004 and 2003, respectively. As of December 31, 2005, the future minimum rental commitments for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows (in thousands):

	Gross	Sub-lease Income	Net
2006	$16,653	$(334)	$16,319
2007	15,759	(273)	15,486
2008	14,146	(279)	13,867
2009	12,259	(284)	11,975
2010	10,625	(233)	10,392
Thereafter	7,399	(138)	7,261

Total	$76,841	$(1,541)	$75,300

In addition, the Company leases certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in the Company’s consolidated financial statements. As of December 31, 2005, the future minimum commitments for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows (in thousands):

2006	$2,749
2007	2,014
2008	604

$5,367

16.	Notes Payable

Notes payable consists of the following as of December 31, 2005 and 2004 (in thousands):

	Balance at December 31,
	2005	2004
Retail Micro-Loans Segment	$50,300	$69,000
Auto Finance Segment	77,345	—
Margin loans to fund investments in debt securities	32,812	7,471
Vendor-financed software and equipment acquisitions	4,729	7,153

Total Debt	$165,186	$83,624

The scheduled maturities of the Company’s notes payable are $112.7 million in 2006, $52.0 million in 2007 and $0.5 million in 2008.

Included in the Retail Micro-Loans segment’s portion of notes payable as of December 31, 2005 are the following debt instruments (dollars in thousands) associated with its acquisition and ongoing working capital needs:

	Balance at December 31, 2005	Applicable Interest Rate as of December 31, 2005
Term Loan A	$20,000	8.05%
Term Loan B	20,000	13.55%
Seller Note	5,000	10.00%
Revolving Credit Facility	5,300	7.25%

Total Debt	$50,300

Effective June 30, 2005, the Company reduced the amount of notes payable associated with the acquisition of and ongoing working capital needs of the Retail Micro-Loans segment. The current amounts outstanding and their associated interest rates are reflected in the table above; the interest rates associated with the term loan facilities and the revolving credit facility are adjusted periodically based on an index over LIBOR or Prime. In connection with an amended 2005 financing document, the maturity date of the term loans was extended to June 30, 2007 and financial covenants that govern these term loans were modified to focus on leverage tests in relation to earnings before interest, taxes, depreciation and amortization. The Company has agreed to provide up to $8.0 million of further capital to reduce term loan outstanding balances on June 30, 2006 if certain contingencies arise prior to that date. In addition, while all of the Retail Micro-Loans segment’s notes payable are recourse only to the assets of the Retail Micro-Loans segment, the Company guarantees a $10.0 million revolving credit facility that provides working capital for this segment, of which $5.3 million was outstanding at December 31, 2005.

Similarly, notes payable as of December 31, 2005 include $77.3 million of notes payable associated with the acquisition of and ongoing working capital needs of the Company’s Auto Finance segment. These notes payable are held by a conduit underlying a structured financing of the Auto Finance segment’s receivables; they have a 364-day maturity from the date of issuance, and they bore an interest rate of 8.4% as of December 31, 2005. The debt incurred under this facility is recourse only to the Auto Finance segment’s assets that have been pledged to the lender. The Company intends to finance any receivables growth within the Auto Finance segment through this same process.

Finally, the Company’s December 31, 2005 notes payable balances also include $32.8 million related to margin borrowings underlying the Company’s investments in debt securities (for which interest was charged at a

6.2% rate as of December 31, 2005), and $4.7 million of borrowings associated with certain vendor-financed acquisitions of software and equipment (for which interest rates ranged from approximately 3.0% to approximately 7.0% as of December 31, 2005).

As of December 31, 2005, the Company was in compliance with all covenants underlying its various notes payable.

17.	Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, the Company issued $250.0 million aggregate principal amount of 3.625% Convertible Senior Notes due 2025 to qualified institutional buyers in a private placement, and the notes were subsequently registered for resale with the SEC. These notes are reflected within the Company’s December 31, 2005 convertible senior notes balance on its consolidated balance sheet.

During certain periods and subject to certain conditions, the $250.0 million of notes will be convertible by holders into cash and, if applicable, shares of the Company’s common stock at an initial effective conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock. Upon conversion of the notes, the Company will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at its option, either cash or shares of the Company’s common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 23.0309 shares per $1,000 aggregate principal amount of notes, and the Company has a sufficient number of authorized shares of its common stock to satisfy this conversion obligation should it arise. The Company may redeem the notes at its election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require the Company to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events. Beginning with the six-month period commencing on May 30, 2012, the Company will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level.

5.875% Convertible Senior Notes Due 2035

In November 2005, the Company issued $300.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2035 to qualified institutional buyers in a private placement; as of December 31, 2005, the notes had not been registered for resale with the SEC. These notes are reflected within the Company’s December 31, 2005 convertible senior notes balance on its consolidated balance sheet.

During certain periods and subject to certain conditions, the $300.0 million of notes will be convertible by holders into cash and, if applicable, shares of the Company’s common stock at an initial effective conversion rate of 18.9265 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $52.84 per share of common stock. Upon conversion of the notes, the Company will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at its option, either cash or shares of the Company’s common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 18.9265 shares per $1,000 aggregate principal amount of notes, and the Company has a sufficient number of authorized shares of its common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% Convertible Senior Notes should they arise. Beginning with the six-month period commencing on January 30, 2009, the Company will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. In addition, holders of the notes may require the Company to repurchase the notes upon certain specified events.

In conjunction with the 2035 Convertible Senior Notes offering, the Company entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which the Company lent BSIL 5,677,950 shares of the Company’s common stock in exchange for a loan fee of $0.001 per share. BSIL is required to return the loaned shares to the Company at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events. BSIL has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of the Company’s Convertible Senior Notes by the holders thereof or for such other purpose as reasonably determined by the Company.

The Company analogizes the share lending agreement to a prepaid forward flow contract, which it has evaluated under the guidance of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The net effect on shareholders’ equity of the shares lent in November pursuant to the share lending agreement, which includes the Company’s requirement to lend the shares and the counterparties’ requirement to return the shares, represents the fee received upon lending of the shares.

Under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”), entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted net income per common share. While the share lending agreement does not provide for cash settlement, it does require physical settlement (i.e., the shares must be returned to the Company by the end of the arrangement). As such, the Company has applied the guidance in Statement No. 150 so that that the prepaid forward contract represented by the share lending agreement results in a reduction in the number of outstanding shares used to calculate basic and diluted net income per common share. Consequently, the 5,677,950 shares of common stock subject to the share lending agreement are excluded from the Company’s net income per common share calculations.

18.	Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, the Company incurs off balance sheet risks. The Company’s off balance sheet risks with respect to the receivables the Company manages include commitments to extend further credit to cardholders totaling $2.0 billion at December 31, 2005. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure the Company has in the instruments. The Company has not experienced the situation in which all of its customers have exercised their entire available line of credit at any given point in time, nor does it anticipate that this will occur in the future. The Company has the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments the Company has made through majority-owned subsidiaries and equity-method investees, the Company has entered into note purchase agreements whereby it agreed to buy additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by these majority-owned subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2005, none of these majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. The Company’s guarantee is limited to its respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of December 31, 2005, the maximum amount of the Company’s collective guarantees related to all of these majority-owned subsidiaries and equity-method investees was $410.9 million. In general, this aggregate contingency amount will decline as the amounts of credit available to cardholders for future purchases declines. The portfolios of all these majority-owned subsidiaries and equity-method investees have declined and are expected to continue to decline as payments are expected to exceed new purchases each month. The Company currently does not have any liability recorded with respect to these guarantees, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

The Company’s agreement with its principal third-party originating financial institution requires the Company to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for the Company’s benefit. To secure this obligation, the Company has provided the financial institution a $10.0 million standby letter of credit (with respect to which cash collateralization requirements were removed in the second quarter of 2005) and has pledged retained interests carried at $49.6 million. The Company’s arrangements with the financial institution expire in March 2009. If the Company were to terminate a sub-service agreement under which this institution also provides certain services for the Company, there would be penalties of $16.4 million as of December 31, 2005. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material. Additionally, the Company has agreed to indemnify its principal third-party originating financial institution for certain costs associated with the financial institution’s card issuance activities; the Company currently estimates the value of this indemnification to be $3.2 million and has recorded a liability to reflect this amount.

Certain subsidiaries of the Company have agreements with third-party financial institutions pursuant to which the applicable subsidiary services loans on behalf of the financial institution in exchange for servicing fees. In each of these agreements, either party can cancel the contract with 180 days notice. The Company believes that the entities that conduct this business are adequately capitalized. Nevertheless, to further growth plans for the operations underlying (i) the Company’s Retail Micro-Loans segment, the Company has guaranteed up to $15.0 million of potential indebtedness to the financial institution under its servicing program with certain subsidiaries of the Company and (ii) the Company’s Other segment, the Company has guaranteed up to $5.0 million in excess of the aggregate amount of loans outstanding to the financial institution under its servicing program for a subsidiary engaged in the Internet-based micro-loans business and for a subsidiary engaged in the merchant credit business. The Company currently does not have any liability recorded with respect to the guarantees discussed in this paragraph, but it will record one if events occur that make payment probable under these guarantees. The fair value of these guarantees is not material.

One of the Company’s most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of the Company’s securitizations vary. As of December 31, 2005, securitization facilities underlying the Company’s securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (initial term expiring January 2008) and a one-year conduit securitization facility with renewal options (initial term expiring September 2006) issued out of its originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust (expiring January 2014); a two-year amortizing term securitization facility issued out of the Fingerhut Trust (expiring September 2007); and a one-year variable funding securitization facility issued out of the trust associated with the Company’s securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively (expiring January 2007). While the Company has never triggered an early amortization within any of the series underlying Company-arranged securitization facilities, and while the Company does not believe that it will, the Company may trigger an early amortization of one or more of the outstanding series within its securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase the Company’s need for additional liquidity.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of the Company’s subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al,

No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of the Company’s Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. The Company intends to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. There are no other material pending legal proceedings to which the Company is a party. The Company does not believe the pending legal proceedings will have a material impact on the Company’s financial position.

As mentioned in Note 11, “Pending CardWorks, Inc. Acquisition,” a majority-owned subsidiary of CompuCredit Corporation could be subject to a fee of $27.0 million if the purchase contract is terminated as defined by the purchase agreement. The Company has guaranteed this obligation of its subsidiary and currently does not have any liability recorded with respect to the guarantee, but it will record one if events occur that make payment probable under the guarantee.

19.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, such temporary differences representing those differences between amounts reported for financial reporting purposes and amounts used for income tax purposes.

The current and deferred portions of federal and state income tax expense are as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Federal income tax expense:
Current tax expense	$97,835	$60,875	$11,187
Deferred tax (benefit)/expense	(866)	(5,133)	54,863

Total federal income tax expense	96,969	55,742	66,050

State and other income tax expense:
Current tax expense	1,046	664	528
Deferred tax expense/(benefit)	478	(56)	414

Total state and other income tax expense	1,524	608	942

Total income tax expense	$98,493	$56,350	$66,992

Income tax expense in 2005, 2004 and 2003 differed from amounts computed by applying the statutory U.S. federal income tax rate to pretax income from operations principally as a result of certain of the Company’s operations now being subject to various state income taxes. The following table reconciles the Company’s effective tax rate to the federal statutory rate:

	For the year ended December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State and other income taxes and other differences, net	1.5	0.9	0.5

Effective tax rate	36.5%	35.9%	35.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below (in thousands):

	December 31,
	2005	2004
Deferred tax (liabilities)/assets:
Prepaid expenses	$(2,425)	$(1,466)
Software development costs/fixed assets	(1,630)	(3,373)
Securitization-related income	(75,356)	(49,343)
Equity in income of equity-method investees	26,806	1,864
Goodwill and intangible assets	(2,965)	(886)
Deferred costs	(146)	17
Warrants	8,704	4,224
Mark-to-market	(2,204)	—
Interest on debentures	(3,306)	—
Other	1,155	(2,792)

Net deferred tax liability	$(51,367)	$(51,755)

The amounts reflected in the above table are net of a valuation allowance of $31.6 million and $19.6 million at December 31, 2005 and 2004, respectively, which represents a provision for uncertainty as to the realization of net operating losses in certain state tax jurisdictions. There are no other net operating loss carry forwards other than these described here.

20.	Net Income Per Common Share

The following table sets forth the computation of net income per common share (in thousands, except per share data):

	For the year ended December 31,
	2005	2004	2003
Numerator:
Net income	$171,350	$100,719	$121,718
Preferred stock dividends	—	(4,404)	(4,284)

Income attributable to common shareholders	$171,350	$96,315	$117,434

Denominator:
Basic (weighted-average shares outstanding)	49,574	51,230	51,212
Effect of dilutive stock options and warrants	1,654	869	702

Diluted (adjusted weighted-average shares)	51,228	52,099	51,914

Net income per common share—basic	$3.46	$1.97	$2.38

Net income per common share—diluted	$3.34	$1.93	$2.34

As mentioned in Note 4, “Shareholders’ Equity,” during the fourth quarter of 2004 all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock. These 5.2 million shares of common stock were included in the weighted-average shares outstanding in the above computations (i.e., at appropriate as-if-converted levels) for 2004 and 2003.

Excluded from the 2005, 2004 and 2003 net income per common share calculations are 26,000, 224,000 and 375,489 of stock options as their effects were anti-dilutive. Also excluded from the 2005, 2004 and 2003 net income per common share calculations are 5,677,950 shares associated with the Company’s share lending agreement discussed in Note 17, “Convertible Senior Notes.”

For the year ended December 31, 2005, under the new guidance of Emerging Issues Task Force 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no shares potentially issuable and thus included in the diluted net income per common share calculation under the Company’s 3.625% Convertible Senior Notes due 2025 issued in May 2005 and 5.875% Convertible Senior Notes due 2035 issued in November 2005. However, in future reporting periods during which the Company’s closing stock price is above the respective $43.42 and $52.83 conversion prices for the May 2005 and November 2005 Convertible Senior Notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 Convertible Senior Notes is approximately 5.8 million and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 17, “Convertible Senior Notes,” for a further discussion of these convertible securities.

21.	Stock Options

The Company has three stock option plans—the 1998 Plan, the 2000 Plan and the 2003 Plan (collectively, “the Plans”). Under the Plans, the Company may grant shares of the Company’s common stock to members of the Board of Directors, employees, consultants and advisors of the Company. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by the Company range from immediate to 3 years. The majority of the options vest ratably over three years. The maximum number of shares of common stock that may be issued pursuant to options granted under the Plans is 3,600,000. As of December 31, 2005, options with respect to a total of 2,083,842 shares had been granted under the Plans.

Information related to options outstanding under the Plans is as follows:

	For the year ended December 31,
	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,337,706	$11.96	1,832,164	$11.28	2,216,078	$11.08
Granted	—	—	104,000	20.65	184,433	13.54
Exercised	(492,884)	8.08	(413,323)	8.06	(442,333)	8.48
Cancelled/Forfeited	(189,434)	35.84	(185,135)	18.87	(126,014)	20.88

Outstanding at end of year	655,388	$9.44	1,337,706	$11.96	1,832,164	$11.28

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 – $12.00	526,576	1.9	$5.89	519,865	$5.88
$12.01 – $25.00	108,812	3.0	19.31	70,160	19.89
$25.01 – $50.00	20,000	4.7	49.00	20,000	49.00

	655,388	2.2	$9.44	610,025	$8.91

As permitted by Statement No. 123, the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB 25. Other than with respect to the Company’s restricted stock awards (see Note 4, “Shareholders’ Equity”) and Employee Stock Purchase Plan (see Note 22, “Employee Benefit Plans”), the Company did not recognize any compensation expense for stock-based employee compensation awards or independent board members compensation awards, nor did the Company issue any options to non-employees who were not directors for the years ended December 31, 2005, 2004 and 2003.

22.	Employee Benefit Plans

The Company maintains a defined contribution retirement plan (“401(k) plan”) for its employees. All full time employees are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by the Company, which amounted to $0.4 million per year in 2005, 2004 and 2003.

The Company also has an Employee Stock Purchase Plan (“ESPP”). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to the greater of 10% of their annual wages or the equivalent of $10,000 fair market value of the Company’s common stock withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of the Company’s common stock on the last day of the offering period. Employees contributed $0.5 million to purchase 18,143 shares of common stock in 2005, $0.4 million to purchase 23,293 shares of common stock in 2004 and $0.3 million to purchase 30,790 shares of common stock in 2003 under the ESPP. The ESPP covers up to 150,000 shares of common stock. The Company’s charge to expense associated with the ESPP was $69,000, $60,000 and $54,000 in 2005, 2004 and 2003, respectively.

23.	Related Party Transactions

The Series A Preferred Stock that was issued in December 2001 was issued to a group of investors that included J.P. Morgan Corsair II Capital Partners, L.P. and Paladin Capital Partners Fund, L.P. (“Paladin”). J.P. Morgan Corsair II Capital Partners is a holder of greater than 5% of the Company’s outstanding common stock. The Company issued 4,808 shares of Series A Preferred Stock to Paladin for an aggregate purchase price of $4.8 million. In addition to the preferred stock investment noted above, during the fourth quarter of 2001, Paladin purchased, for $20.0 million, $27.0 million of notes (at face) issued out of the Company’s originated portfolio master trust, notes which prior to Paladin’s purchase had been classified by the Company as retained interests in credit card receivables securitized. Paladin is an affiliate of an entity controlled by Mr. Frank J. Hanna, Jr., who is the father of the Company’s Chairman and Chief Executive Officer, David G. Hanna, and one of the Company’s directors, Frank J. Hanna, III. During 2003, Paladin converted its preferred stock and subsequently sold its shares to a third-party. Further, the originated portfolio master trust notes that Paladin acquired in 2001 were repaid during 2003.

In December 2001, the Company also issued 10,000 shares of Series B Preferred Stock, in a private placement, for an aggregate purchase price of $10 million. The Series B Preferred Stock was issued to entities controlled by David G. Hanna and Frank J. Hanna, III.

During the fourth quarter of 2004 all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock. Pursuant to a registration statement filed with the SEC and declared effective in November 2003, these approximately 5.2 million shares of common stock have been registered for resale.

Under a shareholders agreement into which the Company entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr. (the Company’s President), Richard W. Gilbert (the Company’s Chief Operating Officer and Vice Chairman) and certain trusts that were or are affiliates of the Hanna’s following the Company’s initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

Richard R. House, Jr. and Richard W. Gilbert each indirectly owned 9.5% of VSI, the third-party developer of the Company’s database management system prior to the sale of VSI in 2004 to an unaffiliated third-party. During 2005, 2004 and 2003, the Company paid $6.1 million, $6.7 million and $10.7 million, respectively to VSI and its subsidiaries for software development, account origination and consulting services. During 2001, the Company loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan was repaid by VSI during 2003. Under the terms of the VSI sale agreement, Mr. House and Mr. Gilbert are entitled to receive earn-out payments based on VSI gross revenue increases in 2004, 2005 and 2006, when compared to the prior year. Mr. House and Mr. Gilbert received the first of these earn-out payments of $146,000 each during 2005.

During 2001, the Company began subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $21.50 per square foot. Frank J. Hanna, Jr. is the father of the Company’s Chairman and Chief Executive Officer, David G. Hanna, and one of the Company’s directors, Frank J. Hanna, III. The sublease rate is the same as the rate that CompuCredit pays on the prime lease. Total rent for the sublease was $0.2 million in each of the years 2005, 2004 and 2003. Additionally, an entity formerly owned by Frank J. Hanna, Jr. provided certain collection services to the Company for which the Company paid $0.3 million (the market rate) during 2004 and 2003 while this entity was under the ownership and control of Frank J. Hanna, Jr. Another entity currently owned by Frank J. Hanna, Jr. previously rented the Company a plane for business usage at market rates for which the Company paid $0.5 million in 2004 and $0.7 million in 2003.

See Note 2, “Significant Accounting Policies,” for a discussion of the Company’s acquisition of previously defaulted receivables from trusts serviced by CompuCredit.

24.	Subsequent Events

The Company learned from the third-party financial institution for which the Company’s Retail Micro-Loans segment provides micro-loan origination and processing services that, in February 2006, the FDIC effectively asked insured financial institutions to cease cash advance and installment micro-loan activities conducted through third-party processing and servicing agents. The Company currently does not have specific details concerning this development, such as the timeframe for the FDIC-insured financial institution’s cessation of lending operations. The Company is currently in the process of evaluating the impact that the FDIC development will have on its Retail Micro-Loans segment operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on March 1, 2006.

COMPUCREDIT CORPORATION

By:	/s/ DAVID G. HANNA
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 1, 2006

/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	March 1, 2006

/s/ GREGORY J. CORONA Gregory J. Corona	Director	March 1, 2006

/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	March 1,2006

/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	March 1, 2006

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	March 1, 2006

/s/ DEAL W. HUDSON Deal W. Hudson	Director	March 1, 2006

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	March 1, 2006

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	March 1, 2006

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	March 1, 2006