Form 10-Q
period 2006-03-31
COMPUCREDIT CORP
filed 2006-05-08
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2006

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600

Atlanta, Georgia 30346

(770) 206-6200

CompuCredit (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (“the Act”) during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

CompuCredit is an accelerated filer and is not a shell company (as defined in Rule 12b-2 of the Act).

As of May 2, 2006, 49,080,254 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $15,103 at March 31, 2006 and $12,427 at December 31, 2005, respectively)	$159,352	$240,655
Securitized earning assets	801,216	786,983
Non-securitized earning assets, net	501,785	468,311
Deferred costs, net	29,261	31,012
Software, furniture, fixtures and equipment, net	58,139	48,383
Investments in equity-method investees	75,837	69,343
Intangibles, net	12,834	13,749
Goodwill	120,254	130,800
Prepaid expenses and other assets	31,129	31,954

Total assets	$1,789,807	$1,821,190

Liabilities
Accounts payable and accrued expenses	$86,473	$96,483
Notes payable	175,542	165,186
Convertible senior notes	550,000	550,000
Deferred revenue	65,731	67,585
Current and deferred income tax liabilities	70,171	129,283

Total liabilities	947,917	1,008,537

Minority interests	42,503	45,442

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 59,179,878 shares issued and 54,747,909 shares outstanding at March 31, 2006 (including 5,677,950 loaned shares to be returned); and 59,080,610 shares issued and 54,628,020 shares outstanding at December 31, 2005 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	322,756	318,178
Treasury stock, at cost, 4,431,969 and 4,452,590 shares at March 31, 2006 and December 31, 2005, respectively	(125,010)	(125,068)
Deferred compensation	(8,544)	(5,426)
Warrants	25,610	25,610
Retained earnings	584,575	553,917

Total shareholders’ equity	799,387	767,211

Total liabilities and shareholders’ equity	$1,789,807	$1,821,190

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2006	2005
Interest income:
Consumer loans, including past due fees	$52,975	$11,258
Other	4,575	1,995

Total interest income	57,550	13,253
Interest expense	(11,450)	(2,422)

Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	46,100	10,831
Fees and other income on non-securitized earning assets	119,770	99,342
Provision for loan losses	(77,829)	(14,104)

Net interest income, fees and other income on non-securitized earning assets	88,041	96,069
Other operating income:
Fees and other income on securitized earning assets	50,469	37,492
Servicing income	27,810	36,459
Ancillary and interchange revenues	8,194	5,533
Equity in income of equity-method investees	25,665	18,819

Total other operating income	112,138	98,303
Other operating expense:
Salaries and benefits	11,645	7,107
Card and loan servicing	63,657	59,335
Marketing and solicitation	26,079	18,050
Depreciation	7,634	4,213
Goodwill impairment	10,546	—
Other	29,311	19,058

Total other operating expense	148,872	107,763

Income before minority interests and income taxes	51,307	86,609
Minority interests	(3,405)	(9,161)

Income before income taxes	47,902	77,448
Income taxes	(17,244)	(28,268)

Net income	$30,658	$49,180

Net income per common share–basic	$0.63	$0.96

Net income per common share–diluted	$0.61	$0.94

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Warrants	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2005	59,080,610	$—	$318,178	$(125,068)	$(5,426)	$25,610	$553,917	$767,211
Stock options, including tax benefit	20,621	—	428	—	—	—	—	428
Use of treasury stock to satisfy stock option exercise	(20,621)	—	(58)	58	—	—	—	—
Issuance of restricted stock, net	99,268	—	4,208	—	(4,208)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,090	—	—	1,090
Net income	—	—	—	—	—	—	30,658	30,658

Balance at March 31, 2006	59,179,878	$—	$322,756	$(125,010)	$(8,544)	$25,610	$584,575	$799,387

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2006	2005
Operating activities
Net income	$30,658	$49,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,634	4,213
Impairment of goodwill	10,546	—
Provision for loan losses	77,829	14,104
Amortization of intangibles	915	715
Accretion of deferred revenue	(3,232)	(5,805)
Stock-based compensation expense	1,257	533
Minority interest	3,405	9,161
Retained interests income adjustment, net	4,999	(13,367)
Income in excess of distributions from equity-method investments	(6,494)	(7,736)
Changes in assets and liabilities, exclusive of business acquisitions:
Decrease in deferred costs	1,751	3,839
Decrease in income tax liability	(59,112)	(38,726)
Increase in uncollected fees on non-securitized earning assets	(21,054)	(14,558)
Increase (decrease) in deferred revenue	1,378	(655)
Other	3,426	766

Net cash provided by operating activities	53,906	1,664

Investing activities
Investments in equity-method investees	—	(10,949)
Investments in securitized earning assets	(347,884)	(249,233)
Proceeds from securitized earning assets	328,653	325,950
Investments in non-securitized earning assets	(598,186)	(195,029)
Proceeds from non-securitized earning assets	500,339	178,789
Acquisition of sub-prime lender’s assets	—	(12,138)
Purchases of and development of software, furniture, fixtures and equipment	(7,785)	(4,228)

Net cash (used in) provided by investing activities	(124,863)	33,162

Financing activities
Minority interests distribution, net	(6,344)	(7,798)
Proceeds from exercise of stock options	177	601
Proceeds from borrowings	11,054	13,500
Repayment of borrowings	(15,233)	(18,969)

Net cash used in financing activities	(10,346)	(12,666)

Net (decrease) increase in cash	(81,303)	22,160
Cash and cash equivalents at beginning of period	240,655	68,240

Cash and cash equivalents at end of period	$159,352	$90,400

Supplemental cash flow information
Cash paid for interest	$7,048	$2,204

Cash paid for income taxes	$76,272	$66,997

Supplemental non-cash information
Notes payable associated with capital leases	$13,834	$8,457

Notes payable associated with bond investments	$34,362	$6,737

Issuance of restricted stock	$4,208	$5,788

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and other income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant impact on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2005 contained in our Annual Report on Form 10-K filed with the SEC.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. All significant intercompany balances and transactions have been eliminated for financial reporting purposes.

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed in our preparation of the condensed consolidated financial statements, as well as a description of the significant components of our condensed consolidated financial statements.

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on our condensed consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in debt securities, each of which is discussed separately below. Details of non-securitized earning assets, net balances are as follows (in thousands):

	Balance at March, 31 2006	Balance at December 31, 2005
Loans and fees receivable, net	$417,854	$375,919
Investments in previously charged-off receivables	14,120	16,993
Investments in debt securities	69,811	75,399

Non-securitized earning assets, net	$501,785	$468,311

Loans and Fees Receivable, Net. Loans and fees receivable, net include receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, micro-loan activities and auto finance business, none of which has been securitized in off balance sheet securitizations. These receivables are shown net of an allowance for uncollectible loans and fees. Loans and fees receivable also are presented net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued), as well as principal balances receivable from this consumer base. In addition to finance charges on principal balances, the fees associated with this product offering include activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. The activation fees are recognized over the estimated period a customer would repay the fee (approximately one year), and the annual fees are recognized over the year to which they apply. The loans and fees receivable associated with our micro-loan activities include principal balances and associated fees due from consumers, as well as marketing and servicing fees receivable from a third-party financial institution; these fees are recognized as earned—generally over a two-week period. Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers, which is recognized over the life of each loan.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

The allowance for uncollectible loans and fees is provided for that portion of the loans and fees receivable that we believe will not ultimately be collected. Loans and fees receivables, gross and the allowance for uncollectible loans exclude, however, any finance charges and fees that were billed on late-stage delinquent receivables (i.e., those more than 120 days delinquent) for which we concluded at the time of billing that collections were unlikely; all such amounts are not accrued into income or the underlying loans and fees receivable, gross balances. The components of loans and fees receivable, net are as follows (in millions):

	Balance at December 31, 2005	Additions	Subtractions	Balance at March 31, 2006
Loans and fees receivable, gross	$530.6	$548.8	$(450.1)	$629.3
Deferred revenue	(100.4)	(49.6)	35.5	(114.5)
Allowance for uncollectible loans and fees	(54.3)	(77.8)	35.2	(96.9)

Loans and fees receivable, net	$375.9	$421.4	$(379.4)	$417.9

Interest income associated with these loans and fees receivable is included in interest income under the consumer loans, including past due fees category on our accompanying condensed consolidated statements of operations. Additionally, $109.5 million, and $47.6 million of fee income associated with these loans and fees receivable for the three months ended March 31, 2006 and 2005, respectively, is reflected in fees and other income from non-securitized earning assets on the condensed consolidated statements of operations. As of March 31, 2006, the weighted-average remaining accretion period for the $114.5 million of deferred revenue reflected in the above table was 9.3 months; deferred revenue associated with any accounts that may charge off in future will not be accreted into revenue after the charge-off date.

Investments in Previously Charged-off Receivables. For the three months ended March 31, 2006, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands):

Unrecovered balance at December 31, 2005	$16,993
Acquisitions of defaulted accounts	7,397
Cash collections	(17,672)
Accretion of deferred revenue associated with forward flow contract	(1,895)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on our condensed consolidated statements of operations)	9,297

Balance at March 31, 2006	$14,120

Estimated remaining collections (“ERC”)	$59,124

In June 2005, our debt collections business sold a significant pool of its previously charged-off receivables. Remaining after this sale are the subsidiary’s pools of previously charged-off receivables primarily associated with accounts for which the debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program. Additionally, our debt collections business is expected to continue to acquire for resale under a forward flow contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, and certain previously charged-off receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Included within cost-recovery method income recognized on defaulted accounts in the above table is $1.9 million of accreted deferred revenue associated with a $67.0 million cash prepayment made to us under the forward flow contract.

The life of each pool of previously charged-off receivables acquired by us generally is estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies, which constitute the majority of accounts retained after sales under the forward flow contract. We anticipate collecting approximately 37.1% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities that we believe will provide us with an adequate return. Generally, these debt and equity securities are purchased outright or partially funded using existing margin accounts; see Note 9, “Notes Payable.” Our purchased debt securities generally are classified as trading securities. Additionally, we have occasionally received distributions of debt securities from our equity-method investees; we have classified such distributed debt securities as held to maturity.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

Fees and Other Income on Securitized Earning Assets

Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our securitized credit card receivables, (2) securitization gains and (3) income from retained interests in credit card receivables securitized, each of which is detailed (in thousands) in the following table for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
	2006	2005
Securitization gains	$863	$1,587
Income from retained interests in credit card receivables securitized	33,204	19,869
Fees on securitized receivables	16,402	16,036

Total fees and other income on securitized earning assets	$50,469	$37,492

Fees are assessed on credit card accounts according to the terms of the related cardholder agreements and, except for annual membership and activation fees, are recognized as revenue when charged to the cardholder’s account. Annual membership fees are accreted into revenue on a straight-line basis over the cardholder privilege period, which is twelve months. Direct receivables origination costs are amortized against fee income. See Note 8, “Off Balance Sheet Arrangements,” for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interest valuations).

Fees and Other Income on Non-Securitized Earning Assets

For the three months ended March 31, 2006 and 2005, fees and other income on non-securitized earning assets include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (3) income associated with our Fingerhut receivables (see Note 6, “Fingerhut Receivables”) during periods in which we held them on balance sheet; (4) income associated with our investments in previously charged-off receivables; (5) transaction and other fees associated with our stored-value card offering; and (6) gains and losses associated with our investments in securities.

The components (in thousands) of our fees and other income on non-securitized earning assets for the three months ended March 31, 2006 and 2005 are as follows:

	For the three months ended March 31,
	2006	2005
Retail micro-loan fees	$20,939	$17,876
Fees on non-securitized credit card receivables	87,351	28,305
Fingerhut receivables while on balance sheet	—	32,732
Investments in previously charged-off receivables	9,297	17,508
Other	2,183	2,921

Total	$119,770	$99,342

Stock Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation,” (“Statement No. 123(R)”) using the modified prospective application. On March 31, 2006, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). The compensation cost that has been charged against income for the stock option plans was $167,000 and the total income tax benefit recognized in our condensed consolidated statement of operations for stock-based compensation arrangements was $84,000 for the three months ended March 31, 2006. We issued no stock options during the three months ended March 31, 2006.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

The following table presents the effects on net income (in thousands) and net income per share if we had recognized compensation expense under the fair value recognition provisions of Statement No. 123 for the three months ended March 31, 2005:

For the three months ended March 31, 2005
Net income attributable to common shareholders, as reported	$49,180
Stock-based employee compensation expense determined under fair value basis, net of tax	(189)
Pro-forma net income (loss)	$48,991

Net income per common share:
Basic—as reported	$0.96
Basic—pro-forma	$0.96
Diluted—as reported	$0.94
Diluted—pro-forma	$0.93

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on our results of operations.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“Statement No. 155”). Statement No. 155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“Statement No. 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“Statement No. 140”). Statement No. 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us in the first quarter of fiscal year 2007, beginning January 1, 2007. We currently are evaluating the effects that the adoption of Statement No. 155 could have on our consolidated results of operations, financial position and cash flows, although we do not expect any material effects associated with its adoption. Nevertheless, the standard could affect future income recognition for securitized financial assets because there may be more embedded derivatives identified for which changes in fair value will be recognized in computing net income.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” (“Statement No. 156”). Statement No. 156 amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the accounting period in which the changes occur. Statement No. 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us in the first quarter of fiscal year 2007, beginning January 1, 2007. We currently are evaluating the effects that the adoption of Statement No. 156 could have on our consolidated results of operations, financial position and cash flows, although we do not expect any material effects associated with its adoption.

3. Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans, Auto Finance; and Other.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information is as follows (in thousands):

Three Months Ended March 31, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$57,306	$9,478	$12,897	$7,852	$508	$88,041

Total other operating income	$108,153	$61	$3,735	$164	$25	$112,138

Income (loss) before income taxes	$69,729	$5,224	$(17,039)	$847	$(10,859)	$47,902

Loans and fees receivable, gross	$423,534	$—	$51,312	$142,191	$12,246	$629,283

Loans and fees receivable, net	$253,316	$—	$42,193	$115,422	$6,923	$417,854

Total assets	$1,391,292	$31,021	$183,372	$155,232	$28,890	$1,789,807

Three Months Ended March 31, 2005	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$64,010	$17,508	$14,315	$—	$236	$96,069

Total other operating income	$91,427	$1,441	$5,435	$—	$—	$98,303

Income (loss) before income taxes	$75,263	$7,071	$890	$—	$(5,776)	$77,448

Loans and fees receivable, gross	$130,913	$—	$27,806	$—	$1,648	$160,367

Loans and fees receivable, net	$84,646	$—	$22,781	$—	$1,071	$108,498

Total assets	$819,354	$19,187	$158,414	$—	$11,618	$1,008,573

4. Shareholders’ Equity

Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock grants. We use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three months ended March 31, 2006, we reissued 20,621 treasury shares in satisfaction of option exercises at an approximate cost of $58,000.

Restricted Share Awards

During the quarter ended March 31, 2006, we granted 102,438 shares of restricted stock under our 2004 Restricted Stock Plan, and we recorded the fair market value of granted restricted shares determined as of their respective dates of grant (net of anticipated forfeitures) as deferred compensation within consolidated shareholders’ equity. Our restricted share grants generally vest over a range of 24 to 36 months and associated deferred compensation amounts are being amortized to compensation expense ratably over the vesting period. As such, deferred compensation is shown net of amortization as of the close of each accounting period on our condensed consolidated balance sheets.

5. Investments in Equity-Method Investees

In January 2005, we purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. A wholly owned subsidiary of ours and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust.

As of March 31 2006, we held a 33.3% interest in both Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”), a 47.5% interest in the above-mentioned joint venture and a 50.0% interest in a limited liability company in which we invested in 2002 (“CSG”). We account for our investment interest in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

The following table summarizes combined balance sheet and results of operations data (in thousands) for our equity-method investees:

	As of March 31, 2006	As of December 31, 2005
Securitized earning assets	$89,333	$73,020

Non-securitized earning assets, net	$522,204	$556,930

Total assets	$604,005	$651,042

Total liabilities	$427,457	$474,509

Members’ capital	$176,548	$176,893

	For the three months ended March 31,
	2006	2005
Net interest income, fees and other income on non-securitized earning assets	$40,178	$18,636

Fees and other income on securitized earning assets	$23,237	$31,408

All other operating income	$27,666	$34,675

Net income	$60,320	$45,850

6. Fingerhut Receivables

In September 2005, we sold our Fingerhut receivables to a trust pursuant to a Statement No. 140 transfer. For the three months ended March 31, 2005 (prior to the September 2005 securitization transaction), we recognized $26.9 million of income associated with cash received on the Fingerhut receivables and $5.8 million of income through accretion of deferred gain associated with the Fingerhut receivables. Both of these items of income were included as a component of fees and other income on non-securitized earning assets on our condensed consolidated statement of operations for the quarter ending March 31, 2005. As of March 31, 2006, the servicing liability related to the securitized Fingerhut receivables was valued at $0.5 million.

7. Credit Card Receivables Acquisition

In January 2005, one of our majority-owned subsidiaries purchased $72.1 million (face amount) in credit card receivables for $42.0 million, including transaction costs. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in securitization gains of $1.6 million. To fund this purchase, we contributed $2.0 million into our majority-owned subsidiary. The assets and liabilities of the majority-owned subsidiary, and its associated earnings from operations, are presented as part of our condensed consolidated financial statements with a minority interest being shown to reflect the unaffiliated investor’s portion of the operations. The minority interest associated with this subsidiary is not shown net of tax because the subsidiary is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the trust.

See separately the discussion of credit card receivables acquired by our equity-method investees in Note 5, “Investments in Equity-Method Investees,” above.

8. Off Balance Sheet Arrangements

We securitize all of our credit card receivables originated on a daily basis under our primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. The securitized credit card receivables are transferred to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, during the first quarter of 2005, we acquired receivables from a third party and subsequently securitized them. (See Note 7, “Credit Card Receivables Acquisition,” for a discussion of the first quarter of 2005 acquisition.)

All of our credit card receivables, with the exception of those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, are held by securitization trusts. Our only interest in these securitized receivables is in the form of retained interests. GAAP requires us to treat our transfers to the securitization trusts as sales, and the receivables are removed from our condensed consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

1.	The transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

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

The securitization transactions do not affect the relationship we have with our customers, and we continue to service the securitized credit card receivables.

The table below summarizes our securitization activity (in thousands) for the periods presented. As with other tables included herein, it does not include the securitization activity of our equity-method investees:

	For the three months ended March 31,
	2006	2005
Gross amount of receivables securitized at period end	$1,638,014	$1,609,863

Proceeds from collections reinvested in revolving-period securitizations	$303,722	$248,298

Excess cash flows generated on securitized receivables	$70,984	$65,865

Securitization gains	$863	$1,587
Income from retained interests in credit card receivables securitized	33,204	19,869
Fees on securitized receivables	16,402	16,036

Total fees and other income on securitized earning assets	$50,469	$37,492

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

Generally, all collections received from the cardholders underlying each securitization are included in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer for our servicing fee, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

The retained interests associated with the credit card receivables that we have securitized are carried at estimated fair market value within the securitized earning assets category on the condensed consolidated balance sheet, and because they are classified as trading securities, any changes in fair value are included in income. Because quoted market prices for our retained interests are not generally available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

The measurements of retained interests associated with our arranged securitizations are dependent upon our estimate of future cash flows using the cash-out method. Under the cash-out method, the future cash flows (including the release of any cash related to credit enhancements) are recorded at a discounted value. The cash flows are discounted based on the timing of when we expect to receive the cash flows. The discount rates are based on our estimates of returns that would be required by investors in an investment with similar terms and credit quality. Yields on the credit card receivables are estimated based on the stated annual percentage rates in the credit card agreements. Estimated default and payment rates are based on historical results, adjusted for expected changes based on our credit risk models. Credit card receivables are typically charged-off when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. Bankrupt and deceased customers’ accounts are typically charged-off within 30 days of verification.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on the condensed consolidated balance sheets) include the following (in thousands):

	March 31, 2006	December 31, 2005
I/O strip	$72,090	$70,843
Accrued interest and fees	12,750	13,412
Servicing liability	(452)	(583)
Amounts due from securitization	10,882	8,965
Fair value of retained interests	705,946	694,346

Securitized earning assets	$801,216	$786,983

The I/O strip reflects the fair value of our rights to future income from securitizations arranged by us and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying credit card receivables portfolios that we have securitized. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income we expect to receive from the securitizations. Amounts due from securitization represent cash flows that are distributable to us from the prior month’s cash flows within each securitization trust; we generally expect to receive these amounts within 30 days from the close of each respective month. Lastly, our retained interests are measured at fair value as set forth within the fair value of retained interests category in the above table.

Changes in any of the assumptions used to value our retained interests in our securitizations could impact our fair value estimates. The weighted-average key assumptions used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	March 31, 2006	December 31, 2005	March 31, 2005
Yield (annualized)	30.0%	29.8%	29.8%
Payment rate (monthly)	6.8	6.7	6.4
Expected credit loss rate (annualized)	14.0	14.2	12.7
Residual cash flows discount rate	13.5	13.6	20.0
Servicing liability discount rate	14.0	14.0	14.0

The decrease in the December 31, 2005 and March 31, 2006 residual cash flows discount rates relative to the 20% rate at March 31, 2005 corresponds with our use of other forms of liquidity throughout the last three quarters of 2005 to fund cardholder purchases, which has had the effect of increasing our collateral enhancement levels within our originated portfolio master trust. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. Accordingly, because our collateral enhancement levels have increased relative to March 31, 2005 levels and because we are now intentionally and significantly over collateralized, our March 31, 2006 residual cash flows discount rate has dropped; investors would require a much reduced investment return on the retained interests within our originated portfolio master trust because of its currently over collateralized position.

The following illustrates the hypothetical effect on the March 31, 2006 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 5 and 10 percent change in our key valuation assumptions:

Credit Card Receivables
Yield (annualized)	30.0%
Impact on fair value of 5% adverse change	$(13,274)
Impact on fair value of 10% adverse change	$(26,548)
Payment rate (monthly)	6.8%
Impact on fair value of 5% adverse change	$(1,203)
Impact on fair value of 10% adverse change	$(2,349)
Expected credit loss rate (annualized)	14.0%
Impact on fair value of 5% adverse change	$(6,033)
Impact on fair value of 10% adverse change	$(12,066)
Residual cash flows discount rate	13.5%
Impact on fair value of 5% adverse change	$(2,115)
Impact on fair value of 10% adverse change	$(4,215)
Servicing liability discount rate	14.0%
Impact on fair value of 5% adverse change	$(2)
Impact on fair value of 10% adverse change	$(4)

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 5% and a 10% variation in assumptions generally cannot be extrapolated because the relationship of a change in assumption to the change in fair value of our retained interests in credit card receivables securitized may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not assets of ours. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in credit card receivables securitizations.

	March 31, 2006	December 31, 2005
Total managed principal balance	$1,491,460	$1,522,285
Total managed finance charge balance	146,554	145,737

Total managed receivables	$1,638,014	$1,668,022

Receivables delinquent — 60 or more days	$121,738	$128,706

Net charge offs for the three months ended	$30,631	$59,522

9. Notes Payable and Convertible Senior Notes

As of March 31, 2006, we had notes payable of $175.5 million and Convertible Senior debt of $550.0 million, compared to $165.2 million and $550.0 million, respectively, at December 31, 2005. As of March 31, 2006, our notes payable balances included $72.3 million related to the working capital needs of our Auto Finance segment (at an interest rate of 8.8% as of March 31, 2006) that is recourse only to the Auto Finance segment’s assets that have been pledged to the lender, $34.4 million related to callable margin borrowings underlying our investments in debt securities (at an interest rate of 7.0% as of March 31, 2006) and $13.8 million associated with certain vendor-financed acquisitions of software and equipment (at various interest rates ranging from 2% to 7%).

Also included in notes payable are certain debt instruments associated with the acquisition of and ongoing working capital needs of our Retail Micro-Loans segment. As of March 31, 2006, the following debt (dollars in thousands) was outstanding under these arrangements:

	Balance at March 31, 2006	Applicable Interest Rate as of March 31, 2006
Term Loan A	$20,000	8.53%
Term Loan B	20,000	14.03%
Revolving Credit Facility	10,000	7.75%
Seller Note	5,000	10.00%

Total Debt	$55,000

The interest rates associated with the term loan facilities and the revolving credit facility are adjusted periodically based on an index over LIBOR or Prime. In April 2006, our Retail Micro Loans segment paid off all of the outstanding debt in the above table with the exception of the $5.0 million seller note. Proceeds used to pay off this outstanding debt were derived from a loan from the parent company bearing similar terms and conditions to the third-party debt that was repaid.

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. As of March 31, 2006, we had not drawn any amounts against this $150.0 million facility.

We are in compliance with the covenants underlying our various notes payable and debt facilities.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”) requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value.

During February 2006, we learned from our principal Retail Micro-Loans segment bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities would directly impact our micro-loan subsidiaries’ ability to continue operating in four states. In response to the FDIC’s actions, our subsidiaries began evaluating strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing the branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina retail micro-loan subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina retail micro-loan subsidiary began pursuing a direct lending model in North Carolina in compliance with existing regulatory frameworks, as well as closing several existing North Carolina locations in the near-term. As of March 31, 2006, our North Carolina subsidiary had closed 13 branch locations in response to these events. As a result of these events, we conducted an assessment of the fair value of our Retail Micro-Loans segment utilizing a combination of the expected present value of future cash flows associated with the business and prices of comparable businesses in accordance with Statement No. 142, and we recorded a goodwill impairment of $10.5 million to properly report goodwill at its fair value.

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 and 2006 by reportable segment are as follows (in thousands):

	Retail Micro- Loans	Auto Finance	Consolidated
Balance as of December 31, 2004	$100,552	$—	$100,552
Goodwill acquired during the year	7,913	—	7,913

Balance as of March 31, 2005	$108,465	$—	$108,465

Balance as of December 31, 2005	$108,640	$22,160	$130,800
Impairment loss	(10,546)	—	(10,546)

Balance as of March 31, 2006	$98,094	$22,160	$120,254

Intangible Assets

As of both March 31, 2006 and December 31, 2005, we had $4.1 million of intangible assets that were determined to have an indefinite benefit period. The net unamortized carrying amount of intangible assets subject to amortization was $8.7 million as of March 31, 2006 and $9.6 million as of December 31, 2005. Intangible asset-related amortization expense was $906,000 and $715,000 for the first three months of 2006 and 2005, respectively.

11. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off balance sheet risks. Our off balance sheet risks with respect to the receivables we manage include commitments to extend further credit to cardholders totaling $2.1 billion at March 31, 2006. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts securitized. The principal amount of these instruments reflects the maximum exposure we have in the instruments. We have not experienced the situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through majority-owned subsidiaries and equity-method investees, we have entered into guarantee agreements whereby we have agreed to guarantee the purchase of additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our majority-owned subsidiaries and

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2006, none of our majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of March 31, 2006, the maximum amount of our collective guarantees related to all of these majority-owned subsidiaries and equity-method investees was $404.7 million. In general, this aggregate contingency amount will decline as the amounts of credit available to cardholders for future purchases declines. The portfolios of all these majority-owned subsidiaries and equity-method investees have declined and are expected to continue to decline as payments are expected to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees, but we will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

Our agreement with our principal third-party originating financial institution requires us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $71.2 million. Our arrangements with the financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, there would be penalties of $14.7 million as of March 31, 2006. We currently do not have any liability recorded with respect to the guarantees discussed in this paragraph, but we will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material. Additionally, we have agreed to indemnify our principal third-party originating financial institution for certain costs associated with the financial institution’s card issuance activities; by reason of probable costs to be incurred by the financial institution associated with ongoing regulatory inquiries, we currently estimate the value of this indemnification to be $3.2 million and have recorded a liability to reflect this amount.

Certain of our subsidiaries have agreements with third-party financial institutions pursuant to which the applicable subsidiaries service loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities are expected to cease by May 31, 2006 by reason of recent guidance issued by the FDIC effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. Nevertheless while we believe that the entities that conduct this servicing business are adequately capitalized and in furtherance of growth plans in existence originally for these operations prior to the recent FDIC guidance (i) we have guaranteed up to $15.0 million of potential indebtedness to the financial institution under our servicing program with certain of our subsidiaries within our Retail Micro-Loans segment, and (ii) we have guaranteed up to $5.0 million in excess of the aggregate amount of loans outstanding to the financial institution under our servicing program for a subsidiary within our Other segment engaged in the Internet-based micro-loans business and for another subsidiary within our Other segment engaged in the merchant credit business. We currently do not have any liability recorded with respect to the guarantees discussed in this paragraph, but we will record one if events occur that make payment probable under these guarantees. The fair value of these guarantees is not material. Notwithstanding the aforementioned, because the recent change in regulatory positions by the FDIC will cause the originating bank for which we service micro-loans in four states to exit that business prior to May 31, 2006 and because the originating bank plans to liquidate any loans existing as of that date through a loan participation relationship with Maverick Management Company LLC (“Maverick”), we have agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of March 31, 2006, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (initial term expiring January 2008) and a one-year conduit securitization facility with renewal options (initial term expiring September 2006) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust (expiring January 2014); a two-year amortizing term securitization facility issued out of the Fingerhut Trust (expiring September 2007); and a one-year variable funding securitization facility issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively (expiring January 2007). While we have never triggered an early amortization within any of the series underlying our arranged securitization facilities, and do not believe that we will, we may trigger an early amortization of one or more of the outstanding series within our securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(Continued)

March 31, 2006

segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. There are no other material pending legal proceedings to which we are a party. We do not believe the pending legal proceedings will have a material impact on our financial position.

As mentioned in Note 13, “Pending CardWorks, Inc. Acquisition,” a majority-owned subsidiary of CompuCredit Corporation could be subject to a fee of $27.0 million if the purchase contract is terminated as defined by the purchase agreement. We have guaranteed this obligation of our subsidiary and currently do not have any liability recorded with respect to the guarantee, but we will record one if events occur that make payment probable under the guarantee.

12. Net Income Per Common Share

The following table sets forth the computation (in thousands, except per share data) of net income per common share:

	For the three months ended March 31,
	2006	2005
Numerator:
Net income	$30,658	$49,180

Denominator:
Basic (weighted-average shares outstanding)	48,632	51,277
Effect of dilutive stock options and warrants	1,672	1,239

Diluted (adjusted weighted-average shares)	50,304	52,516

Net income per common share – basic	$0.63	$0.96

Net income per common share – diluted	$0.61	$0.94

Excluded from the March 31, 2006 and 2005 earnings per share calculations were 36,500 stock options and 44,700 stock options, respectively, as their effects were anti-dilutive. The above year-over-year comparison of net income per share is affected by our 2006 adoption of the modified prospective application of stock option expensing under Statement No. 123(R). See Note 2, “Summary of Significant Accounting Policies,” however, for a pro –forma presentation of net income per share for the three months ended March 31, 2005.

13. Pending CardWorks, Inc. Acquisition

In September 2005, we entered into a Stock Purchase Agreement (the “Agreement”) with CardWorks, L.P., pursuant to which we would acquire all of the issued and outstanding shares of capital stock of CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. Pursuant to an agreement subsequently reached with an affiliate of Merrill Lynch in December 2005, the affiliate of Merrill Lynch acquired a 20% interest in the CompuCredit subsidiary that is obligated to purchase CardWorks, Inc.

Under the Agreement with CardWorks, L.P., the purchase price to be paid for the shares of CardWorks, Inc. is $270.0 million in cash, and by reason of a CompuCredit guarantee, we could be subject to a fee of $27.0 million if the Agreement is terminated by us under certain circumstances. The CardWorks, Inc. acquisition is subject to customary closing conditions, including the receipt of regulatory approvals, the timing of which cannot be reasonably determined. Recent Amendments to the Agreement with CardWorks, L.P., allow CardWorks, L.P. to negotiate the sale of CardWorks, Inc. with third parties and extend the termination date of the Agreement to the earlier of June 30, 2006 or two days after notice of termination by either party at any time on or after May 19, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2005 where certain terms (including trust, subsidiary and other entity names and financial, statistical and operating measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.

OVERVIEW

We provide various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Historically, we have served this market through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions. Our operations have expanded to include the purchase and recovery of previously charged-off receivables, the marketing, servicing and/or origination of micro-loans through various channels, including our own retail branch locations, direct marketing, telemarketing and the Internet, the purchase and servicing of consumer receivables secured by automobiles through our Auto Finance unit’s nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business, and the issuance of merchant credit and stored-value cards.

Additionally, in September 2005, we agreed to acquire all of the issued and outstanding shares of capital stock of CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. An affiliate of Merrill Lynch has subsequently acquired a 20% interest in the CompuCredit subsidiary that is obligated to purchase CardWorks, Inc. The CardWorks, Inc. acquisition is in furtherance of our diversification strategy, but is subject to customary closing conditions, including the receipt of regulatory approvals, the timing of which cannot be reasonably determined.

Throughout 2006 and beyond, our shareholders should expect us to continue to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business, including further acquisitions of sub-prime lenders.

We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement No. 140. To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization gains, which may be material. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006, Compared to the Three Months Ended March 31, 2005

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that we have not securitized in off balance sheet securitization transactions—principally receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The approximate $44.3 million increase when comparing the three months ended March 31, 2006 to 2005 is primarily due to growth in our credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the fact that we did not complete our Auto Finance segment acquisition until after the close of the first quarter of 2005. Also included within total interest income (under the other category) is the interest income that we have earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust subordinated, certificated interest. Nevertheless, our other interest income levels have remained relatively consistent between 2005 and 2006 due to other bond investments (typically in bonds issued by other third-party asset backed securitizations) that we have made throughout 2005 and the first quarter of 2006.

As we continue to grow receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and within our new Auto Finance segment, and assuming that we do not securitize these receivables in off balance sheet arrangements (which we have no current plans to do), we expect to see continued growth in our total interest income throughout 2006.

Interest Expense. Interest expense increased $9.0 million principally due to $6.7 million of interest expense associated with our issuance of $550 million in Convertible Senior notes during May and November of 2005. Also contributing to our interest expense increase was $2.5 million of interest costs associated with our April 2005 Auto Finance segment acquisition and its working capital-related debt.

Fees and other income on non-securitized earning assets. The following table details (in thousands) the components of fees and other income on non-securitized earning assets:

	For the three months ended March 31,
	2006	2005
Retail micro-loan fees	$20,939	$17,876
Fees on non-securitized credit card receivables	87,351	28,305
Fingerhut receivables while on balance sheet	—	32,732
Investments in previously charged-off receivables	9,297	17,508
Other	2,183	2,921

Total	$119,770	$99,342

The increase of $20.4 million in fees and other income on non-securitized earning assets was largely attributable to:

(1)	growth in fees on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which increased $59.0 million; and

(2)	growth throughout 2005 in our Retail Micro-Loans segment, in which fees increased $3.1 million when compared to the same period in the previous year.

These increases were partially offset by:

(1)	elimination of income in 2006 associated with our Fingerhut receivables (including the amortization of the associated deferred gain) of $32.7 million as these receivables were securitized during the third quarter of 2005; and

(2)	the decline in income within our Investments In Previously Charged-off Receivables segment of $8.2 million due to the bulk sale of receivables which occurred during the second quarter of 2005.

Because of the September 2005 securitization of the Fingerhut receivables, income for the foreseeable future associated with the Fingerhut receivables will be represented exclusively within fees and other income on securitized earning assets (as income from retained interests in credit card receivables) and as part of servicing income on our consolidated statements of operations. Because the portfolio of Fingerhut receivables is liquidating at a rapid rate, the income generated from this portfolio will be much lower in 2006 than it has been in prior years.

The other category above includes gains on put options that we wrote on our stock in 2005, gains associated with our investments in securities and fees associated with our stored-value card, merchant credit, on-line micro-loan, and third-party consumer finance receivable servicing operations, none of which currently represent significant activities for us. We expect to see continued income growth within the other category, as well as within our retail micro-loans fees and fees on non-securitized credit card categories throughout 2006 and beyond.

Provision for loan losses. Our provision for loan losses increased to $77.8 million for the three months ended March 31, 2006, from $14.1 million for the three months ended March 31, 2005. The $63.7 million increase is principally due to our significant year-over-year growth in on-balance-sheet loans and fees receivable related to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and our second quarter 2005 Auto Finance acquisition.

The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Although we do not expect to see any significant degradation in the credit quality of our on-balance-sheet loans and fees receivable in 2006, and while current delinquency and credit loss trends for these receivables generally look favorable, we do expect that our provision for loan losses will increase throughout 2006 based on the loans and fees receivable growth that we are planning throughout 2006.

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at March 31, 2006 (15.4%) is higher than it was at both December 31, 2005 (10.2%) and March 31, 2005 (11.5%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in first quarter of 2006 (13.4%) is higher than it was in both the fourth quarter of 2005 (11.1%) and the first quarter of 2005 (9.2%). These trends are explained principally by the following:

•	With the significant growth that we have experienced for receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, there has been a mix change in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of our gross loans and fees receivable is comprised of these receivables; the loss rates for these receivables are higher than for the receivables within our Auto Finance segment and our Retail Micro-Loans segment (such receivables comprising most of the remaining receivables within our gross loans and fees receivable balance); and

•	Through our Other segment, we have begun recently to invest in loans and fees receivable that are secured by sports vehicles, including motorcycles, all-terrain vehicles, personal water crafts and the like. Because this is a new asset class for us for which we do not have any direct historical loan loss experiences, and because the risk-profile of this particular asset class is different from those of our other previous underwriting endeavors, we have provided loan loss allowances associated with this new asset class that are more significant on a relative basis than the allowances that we have provided on some of our other receivables.

The following factors offset the trends noted within the above percentages:

•	Through our Auto Finance segment, which was acquired in April 2005, we acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability ($28.4 million at March 31, 2006) within accounts payable and accrued expenses on our balance sheet. Because of the level of recourse that we have back to the dealers, our credit loss rates for the Auto Finance segment are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities; and

•	We added a new category of receivables during the third quarter of 2005 within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we have not provided an allowance for these loans receivable ($22.7 million at March 31, 2006) because we do not expect to see any charge offs of these receivables.

Fees and other income on securitized earning assets. Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains, and (3) income from retained interests in credit card receivables securitized, each of which is detailed (in thousands) in the following table.

	For the three months ended March 31,
	2006	2005
Securitization gains	$863	$1,587
Income from retained interests in credit card receivables securitized	33,204	19,869
Fees on securitized receivables	16,402	16,036

Total fees and other income on securitized earning assets	$50,469	$37,492

The $13.0 million increase in total fees and other income on securitized earning assets reflects:

•	an increase in income from retained interests in credit card receivables securitized of $13.3 million, principally due to (a) continued improvements in the credit quality and performance of our retained interests in our originated portfolio master trust and purchased portfolio trusts, (b) income from retained interests associated with the September 2005 securitization of the Fingerhut receivables and (c) the benefits of reduced charge offs associated with personal bankruptcies that were accelerated into the fourth quarter of 2005 prior to the effective date of newly enacted bankruptcy legislation. These improvements were partially offset by reductions in managed receivables levels within the Embarcadero Trust between March 31, 2005 and March 31, 2006 and the favorable first quarter of 2005 effects of purchase discounts underlying our retained interests in the Embarcadero Trust. (The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust abated significantly between March 31, 2005 and March 31, 2006; this was expected as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher finance charge, late fee and principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized.)

•	a small increase in fees on securitized receivables associated with lower 2005 over-limit fees reflecting general economic environment and credit quality improvements for our securitized receivables; offset by

•	lower securitization gains in the first quarter of 2006 relative to the first quarter of 2005 given our first quarter 2005 acquisition and securitization of $72.1 million (face amount) in credit card receivables for $42.0 million, including transaction costs, through one of our majority-owned subsidiaries. Securitization gains recognized during the first quarter of 2006 have resulted only from a net increase in the managed receivables underlying securitizations through our originated portfolio master trust during the first quarter of 2006. We expect to see additional securitization gains associated with receivables underlying securitizations through our originated portfolio master trust throughout 2006 as we continue to grow this portfolio.

Further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized, are provided in the discussion of our Credit Cards segment below.

Servicing income. Servicing income decreased $8.6 million due to receivables liquidations within our securitized purchased portfolios. Absent one or more significant credit card portfolio acquisitions in 2006, it is likely that servicing income in 2006 will be lower than in 2005 as net growth of the serviced receivables within our originated portfolio master trust is unlikely to exceed net liquidations of the securitized acquired portfolios for which we have been engaged as servicer. Moreover, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. We earned $3.7 million in servicing income from these retail micro-loan activities in the first quarter of 2006, and this servicing income will cease during the second quarter of 2006. While we expect to lend directly to consumers where we can do so profitably under the state regulatory regimes of the four states for which our operations have been affected by this and related developments, we expect substantially diminished revenues (relative to the servicing revenues that we were able to earn from our FDIC-insured financial institution partner) associated with any direct lending that we may be able to do within these four states.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $2.7 million primarily due to growth in both categories as a result of our origination of new credit card accounts, including those the receivables of which have been sold to our originated portfolio master trust and those associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. We typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, our emphasis during 2006 on new account additions to replace older more stagnant accounts is expected to provide further growth in our ancillary and interchange revenues.

Equity in income of equity-method investees. Equity in income of equity-method investees increased $6.8 million primarily due to (1) improvements in the performance of receivables associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees, (2) our investment the first quarter of 2005 in another 47.5%-owned equity-method investee that acquired a credit card receivables portfolio and (3) resumption of income within our 50%-owned equity-method investee, CSG, which resulted from the resumption in late 2005 of its receipt of cash flows from its underlying securitization trust after an extended several month blackout period. We expect our equity-method investees to continue to contribute significantly to our equity in income of equity-method investees throughout 2006, albeit at levels that will diminish over time as the receivables balances associated with these equity-method investees are liquidated.

Total other operating expense. Total other operating expense increased by $41.1 million between the first quarter of 2005 and the first quarter of 2006 due to:

(1)	a $4.5 million increase in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with the acquisition of our Auto Finance segment in April of 2005 and (c) additional information technology and other management personnel that we have hired associated with several new product and systems launches within our Other segment;

(2)	a $4.3 million net increase in card and loan servicing due to (a) servicing costs related to growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range,

(b) net growth in our originated portfolio master trust receivables and (c) $5.8 million of new expenses related to our Auto Finance segment, which was acquired in April 2005, all such increases being offset partially by an $5.6 million decrease in servicing costs associated with our Investments in Previously Charged-Off Receivables segment as it now sells previously charged-off receivables under a 5-year forward flow contract covering up to $3.25 billion of its acquisitions of previously charged-off receivables, thereby defraying the servicing costs normally associated with collection efforts on those receivables;

(3)	an $8.0 million increase in marketing and solicitation costs principally associated with increased marketing efforts aimed at growing account originations (a) within our originated portfolio master trust, (b) with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and (c) within our Retail Micro-Loans segment;

(4)	$10.5 million of first quarter 2006 expense for goodwill impairment within our Retail Micro-Loans segment; and

(5)	an overall increase of $13.8 million in other expenses, including occupancy and related expenses, due primarily to increased costs associated with infrastructure build-out to handle (a) growth within our originated portfolio and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) the April 2005 addition of our Auto Finance segment and (c) several new product and systems launches within our Other segment.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in 2006, and while certain unique expenses undertaken in 2005 and the first quarter of 2006 may not be repeated and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year, quarter-over-quarter comparative basis relative to 2005) based on growth that we plan to undertake.

Minority interest. The ownership interests of minority holders of equity in our majority-owned subsidiaries are reflected as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $3.4 million and $9.2 million for the three months ended March 31, 2006 and March 31, 2005, respectively. These trends are consistent with the relative contributions of our majority-owned subsidiaries (as discussed in Fees and other income on securitized earning assets, above) to income from retained interests in credit card receivables securitized as noted above.

Income taxes. Our effective tax rate was 36.0% for the three months ended March 31, 2006, compared to 36.5% for the three months ended March 31, 2005. The decrease of 0.5% in our effective tax rate between 2006 and 2005 is principally due to the favorable state income tax effects of several of our recent expansion and diversification initiatives.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Because we have not securitized the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, revenues associated with this offering include interest income (along with late fees), fees and other income. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and other income on securitized earning assets within the Credit Cards segment include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) fees and other income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the receivables of and securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and other income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

The issuance of credit products is heavily regulated and is subject to a wide range of consumer protection laws. The performance of our Credit Cards segment, for example, is susceptible to adverse actions by regulators and adverse developments in these laws. For instance, restrictions on the interest rates, fees and other terms of our products—whether as a result of changes in laws, regulatory interpretations or otherwise—would adversely impact the performance of our business. Similarly, the imposition of more onerous disclosure requirements in our marketing materials might discourage potential customers from applying for new credit cards. State regulators routinely review our practices, and the FDIC and other regulators routinely review each of the banks that issues credit cards on our behalf. It is common that the reviews of the banks include reviews of the credit card issuing and related practices of these banks (including the terms of our products). Routinely regulators make comments on our products, in response to which we adjust our marketing, servicing, collection, fee and other practices. For instance, we currently are in the process of revising our marketing materials in response to comments by one regulator, and we have just commenced a review of our minimum payment practices in response to comments by another regulator. Adverse regulatory actions with respect to our credit card products could affect the ability or willingness of the banks that issue our products to continue or further expand their issuances of products on our behalf, thereby causing our expectations herein to be unachievable. For additional information, please see Part II, Item 1A, “Risk Factors.”

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

Managed receivables data assume that none of the credit card receivables underlying our off balance sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loans and fees receivable (i.e., all but $423.5 million of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of March 31, 2006; (2) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; (3) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (4) recognition that our Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

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

The credit card receivables portfolios that we acquire are typically acquired at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts described above. Another portion of each discount relates to the credit quality of the remaining acquired receivables and is calculated as the difference between the face amount of the receivables purchased (less the excluded receivables described above) and the future cash flows expected to be collected from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

No credit card receivables portfolios were acquired during the three months ended March 31, 2006.

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. The delinquency and charge off data reflected herein are considered by management in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our condensed consolidated balance sheets. As receivables are charged off, the charge offs of non-securitized receivables are reflected within our provision for loan losses, and the charge offs of securitized receivables are reflected as an offset in determining income from retained interests in credit card receivables securitized (within fees and other income on securitized earning assets) on our condensed consolidated statements of operations.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. The account management strategies that we use on our portfolio are intended to manage and to the extent possible reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2005) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off. See the “Charge offs” discussion as well.

The following table presents the delinquency trends of the credit card receivables that we manage (dollars and accounts in thousands; % of total):

	At or for the Three Months Ended
	2006	2005				2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Period-end managed receivables	$2,351,667	$2,317,751	$2,230,108	$2,198,703	$2,246,256	$2,166,489	$1,931,514	$1,942,059
Period-end managed accounts	3,647	3,428	3,169	2,973	2,943	2,888	2,317	2,222
Receivables delinquent:
30 to 59 days past due	$84,081	$93,583	$82,070	$83,175	$70,558	$80,419	$76,028	$84,474
60 to 89 days past due	71,213	68,531	66,287	61,882	54,505	61,408	61,144	60,780
90 or more days past due	184,693	156,414	158,161	128,351	143,416	167,863	148,132	126,505

Total 30 or more days past due	$339,987	$318,528	$306,518	$273,408	$268,479	$309,690	$285,304	$271,759

Total 60 or more days past due	$255,906	$224,945	$224,448	$190,233	$197,921	$229,271	$209,276	$187,285

Receivables delinquent as % of period-end loans:
30 to 59 days past due	3.6%	4.0%	3.7%	3.8%	3.1%	3.7%	3.9%	4.3%
60 to 89 days past due	3.0	3.0	3.0	2.8	2.4	2.8	3.2	3.1
90 or more days past due	7.9	6.7	7.1	5.8	6.4	7.7	7.7	6.5

Total 30 or more days past due	14.5%	13.7%	13.8%	12.4%	11.9%	14.2%	14.8%	13.9%

Total 60 or more days past due	10.9%	9.7%	10.1%	8.6%	8.8%	10.5%	10.9%	9.6%

The increases in our 30- plus day delinquencies and 60- plus day delinquencies between March 31, 2005 and March 31, 2006 are largely attributable to (1) the beneficial denominator effects at March 31, 2005 of first quarter 2005 portfolio purchases (and the associated exclusion from our managed receivables data of receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables as described above) and (2) the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than are experienced with respect to our other credit card receivables. As receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance, we expect this mix change to cause further increases in our overall delinquency and charge-off levels. We believe that the heightened delinquency and charge-off levels associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered.

The increase in our 30- plus day delinquencies and 60- plus day delinquencies between December 31, 2005 and March 31, 2006 reflects the favorable effects that the October 17, 2005 bankruptcy law change had on December 31, 2005 delinquency levels.

This conclusion is supported by comparing December 31, 2005 delinquency levels with December 31, 2004 delinquency levels; notwithstanding the favorable effects of a large fourth quarter 2004 portfolio acquisition on December 31, 2004 delinquency levels, the December 31, 2005 delinquency levels are even lower than they were at December 31, 2004. Because of the October 17, 2005 bankruptcy law change, many consumers that would have otherwise been delinquent at December 31, 2005 rushed to file for bankruptcy prior to the October 17, 2005 effective date of the new bankruptcy laws; this caused these consumers’ receivables to charge off in the fourth quarter of 2005 prematurely relative to the timing of their charge off through the normal delinquency process.

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

The following table presents the charge off data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our consolidated subsidiaries); (2) our respective 50.0%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables, including the Fingerhut receivables while they were held on balance sheet and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range ($423.5 million face amount of receivables at March 31, 2006).

	For the Three Months Ended
	2006	2005				2004
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Average managed receivables	$2,341,712	$2,256,994	$2,211,547	$2,212,378	$2,307,471	$2,039,235	$1,924,520	$2,001,489
Gross yield ratio	32.9%	31.1%	30.2%	29.1%	28.2%	29.3%	29.8%	29.6%
Combined gross charge offs	$129,111	$162,917	$120,989	$129,921	$117,924	$131,061	$121,498	$140,573
Net charge offs	$47,571	$75,708	$58,473	$67,602	$54,432	$58,270	$61,255	$74,087
Adjusted charge offs	$39,344	$62,078	$42,463	$44,900	$39,053	$39,899	$38,343	$43,934
Combined gross charge off ratio	22.1%	28.9%	21.9%	23.5%	20.4%	25.7%	25.3%	28.1%
Net charge off ratio	8.1%	13.4%	10.6%	12.2%	9.1%	11.4%	12.7%	14.8%
Adjusted charge off ratio	6.7%	11.0%	7.7%	8.1%	6.8%	7.8%	8.0%	8.0%
Net interest margin	25.2%	22.6%	23.3%	22.5%	21.1%	20.4%	22.4%	20.8%
Other income ratio	15.1%	12.4%	10.4%	8.6%	6.8%	5.4%	7.4%	6.9%
Operating ratio	10.7%	12.9%	9.0%	8.9%	8.6%	10.3%	8.2%	7.6%

The higher gross yield ratio experienced during the three months ended March 31, 2006 reflects interest rate increases associated with cardholder accounts. Interest rates on our credit card receivables are indexed to prime rates, which have increased along with Federal Reserve Board rate increases over the past several months. Factors relevant to the remaining categories in the above table include:

•	While all of our charge off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, the favorable effects of these new accounts are offset to some degree by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience: (1) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios; and (2) adjusted net charge off rates roughly in line with those that we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios.

•	The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs that exceeded our expectations coming into the fourth quarter. This rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we experienced lower bankruptcy and other delinquency charge offs during the first quarter of 2006. While we expect this beneficial impact to continue into the second quarter, we expect that it will decline over time as new bankruptcy filings start to occur under the new bankruptcy laws.

•	While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of the new accounts are offset partially by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which have lower APRs and have greater finance charge and late fee charge offs than we experience within our originated portfolio master trust and with respect to acquired receivables portfolios.

•	Our recent trending net interest margin improvements also demonstrate the generally favorable effects of lower finance charge and late fee charge offs that are associated with absolute improvements that we are seeing year over year in the credit quality of our securitized portfolios. This improvement in our net interest margin throughout 2005 and into 2006 also corresponds with the improved gross yield ratios experienced in recent quarters, as well as higher accretable yield inclusions within the net interest margin based on the continued strength of the Fingerhut portfolio. Additionally, our first quarter 2006 net interest margin was favorably influenced by significantly diminished bankruptcy charge offs in the first quarter of 2006 given the October 2005 bankruptcy law change discussed above.

•	Also favorably impacting our net interest margin are reduced draws made against the securitization facilities underlying our credit card portfolios during the first quarter of 2006. Historically, we have managed draws to fund cardholder purchases under our securitization facilities so as to meet our cash needs on an “as needed” basis. Due to the issuance of $550 million in Convertible Senior notes during 2005, we have been able to fund cardholder purchases and further restrict draws under our securitization facilities thus reducing associated interest expense. As we continue to actively manage our liquidity needs, future draws made under securitization facilities will have the effect of reducing our net interest margin.

•	Growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range also accounts for the increase in the combined gross charge off ratio in the first quarter of 2006 relative to the first quarter of 2005, notwithstanding that the net charge off ratio and the adjusted charge off ratio actually declined slightly in the first quarter of 2006 relative to the first quarter of 2005. While a mix change in our receivables based on disproportionably larger growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios, the fact that the ratio of principal receivables to total receivables for this category of receivables is much smaller than for our other originated and purchased credit card receivables means that our net charge off and adjusted charge off ratios are not likely to be adversely affected by the higher gross charge offs that we experience within the receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

•	Credit quality improvements within our portfolios, lower delinquencies and the pull-through effects of the October 2005 bankruptcy law changes discussed above have all contributed to trending lower net charge off ratios and adjusted charge off ratios, when comparing the first quarter of 2006 to the first quarter of 2005. The magnitude of these factors is actually masked, however, by the favorable effects of late 2004 and early 2005 portfolio acquisitions on first quarter 2005 charge off data as discussed below.

•	Our first quarter of 2005 combined gross charge off, net charge off and adjusted charge off ratios all benefited materially from the effects of the three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. That is to say that our March 31, 2005 managed receivables data excluded all receivables associated with accounts that were at of near charge off at the time the receivables portfolios were acquired. The exclusion of these late stage or severely delinquent accounts at the time of acquisition means that there are fewer charge offs on the acquired portfolios’ receivables until the portfolio seasoned through their delinquency buckets in the months following the acquisitions. Magnifying this beneficial effect is the fact that while there are no charge offs of these receivables until the portfolios season through their delinquency buckets, the denominator of the various charge off ratio computations is increased to include all of the acquired portfolios’ receivables that were not at or near charge off at the times of acquisition. In prior filings we have sometimes referred to this effect as the “denominator effect.” These beneficial effects diminished significantly during the second quarter of 2005 with the seasoning of the acquired portfolio’s receivables through their delinquency buckets; this accounted for the increases in the second quarter 2005 combined charge off ratio, net charge off ratio and adjusted charge off ratio relative to comparable first quarter 2005 ratios.

•	The gap between our net charge offs and adjusted charge offs, as well as their associated ratios, narrowed in recent quarters leading up to the first quarter of 2005. Given our efforts to grow our account originations and receivables levels for both our traditional credit card product and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and given cardholder purchase activities and the commensurate generation of new receivables by customers underlying our portfolio acquisitions, the pre-acquisition receivables balances within our acquired portfolios (to which our credit quality discount at acquisition applies) have fallen as a relative percentage of our total portfolio of managed receivables. Our first quarter 2005 receivables acquisitions contributed to a temporary reversal of this trend in the second quarter of 2005. As first quarter 2005 acquisitions began to age through their delinquency buckets in the second quarter of 2005, we began to experience charge offs for these acquisitions for the first time, and the net charge offs associated with these acquisitions were offset by credit quality discounts in arriving at our adjusted charge offs. This caused the proportion of net charge offs to which credit quality discounts relate to actually increase (thus widening the spread between the net charge off ratio and the adjusted charge off ratio) in the second quarter of 2005. As expected, we saw the gap between our net charge offs and adjusted charge offs (and their associated ratios) begin to narrow again in the third quarter of 2005 for the same reasons cited above with respect to the narrowing that occurred leading into the second quarter of 2005.

•	The general trend of quarter over quarter improvements in the other income ratio results principally from increased fee income (net of fee charge offs) associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Also contributing is improved credit quality overall, which has had the effect of reducing the level of fee charge offs netted against fee income associated with our originated portfolio master trust and acquired receivables portfolios. Additionally, our first quarter 2006 other income ratio was favorably influenced by significantly diminished bankruptcy charge offs in the first quarter of 2006 given the October 2005 bankruptcy law change discussed above.

•	The increase in the operating ratio in the first quarter of 2006 relative to the first quarter of 2005 is principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This disproportionably growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables.

Definitions of Financial, Operating and Statistical Measures

We refer readers to our Annual Report on Form 10-K for the year ended December 31, 2005 for the definitions of adjusted charge offs, combined gross charge offs, the gross yield ratio, net charge offs, the net interest margin, operating ratio and the other income ratio, none of which have changed from the definitions provided in that Annual Report on Form 10-K.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands) for first quarter of 2006:

March 31, 2006
Unrecovered balance at beginning of period	$16,993
Acquisitions of defaulted accounts	7,397
Cash collections	(17,672)
Accretion of deferred revenue associated with forward flow contract	(1,895)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on our condensed consolidated statements of operations)	9,297

Balance at the end of the period	$14,120

Estimated remaining collections (“ERC”)	$59,124

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, static pools consisting of homogenous accounts and receivables are established for each portfolio acquisition. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that will be charged as an operating expense without any offsetting income amounts. Included within cost-recovery method income recognized on defaulted accounts in the above table is $1.9 million of accreted deferred revenue associated with a $67.0 million cash prepayment made to us under a forward flow contract into which we entered with Encore Capital during the second quarter of 2005.

Remaining after the Encore Capital transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisition and collection of Chapter 13 Bankruptcies, its balance transfer program and other previously charged-off receivables activities throughout the remainder of 2006 and beyond, such activities to include the acquisition of previously charged-off receivables and the sale of these charge offs to Encore Capital for a fixed sales price under the forward flow contract.

The life of each pool of charged-off receivables that we typically acquire is generally estimated to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 37.1% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

We expect our Investments in Previously Charged-off Receivables segment to continue its revenue and income growth throughout 2006 relative to those levels experienced subsequent to a bulk sale of $2.9 billion (face amount) of previously charged-off receivables to Encore Capital in the second quarter of 2005.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that provide, either directly or on behalf of a lending bank, small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday. As of March 31, 2006, our subsidiaries operated a total of 494 micro-loan and servicing locations in 16 states.

In most of the states in which our subsidiaries operate, they make cash advance, installment loans, auto loans and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they have historically acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issues loans to the customers pursuant to the authority of the laws of the state in which the bank is located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities would directly impact our micro-loan subsidiaries’ ability to continue operating in the four states. In response to the FDIC’s actions, our subsidiaries began evaluating strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina retail micro-loan subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina retail micro-loan subsidiary began pursuing a direct lending model in North Carolina in compliance with existing regulatory frameworks, as well as closing several existing North Carolina locations in the near-term. As of March 31, 2006, our North Carolina subsidiary had closed 13 branch locations in response to these events. As a result of the recent changes in regulatory positions by the FDIC, the originating bank for which we service micro-loans in the four states is required to exit that business prior to May 31, 2006 and because the originating bank plans to liquidate any loans existing as of that date through a loan participation relationship with Maverick Management Company LLC (“Maverick”), our micro loan subsidiary has agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager.

Pre-tax net loss within our Retail Micro-Loans segment was $17.0 million for the first quarter of 2006. These financial results reflect certain impairment, indemnification, loan loss and other charges of $15.5 million related to the branch closings in North Carolina as well as anticipated branch closings in Arkansas, Florida and West Virginia (including $10.5 million of associated goodwill impairment related to these store closings). In addition, the first quarter of each calendar year historically includes the slowest lending months of the year for the micro-loan sector as many consumers have the benefit of income tax refunds during this period, which allows them to repay their outstanding micro-loan obligations and to meet their day-to-day cash flow needs without the necessity of micro-loan products.

During the first quarter of 2006, our Retail Micro-Loans segment also began the process of converting our entire network of branches to a common information technology platform capable of supporting multiple products that we began testing in our stores during the latter half of 2005 and into 2006. Initiating our strategy to convert our “mono-line” retail micro-loan branches into full service neighborhood financial centers, this suite of products is expected to include auto insurance, debit cards, check cashing, money transfer, money order, amortizing installment loans and auto equity loans. In connection with the system conversion required to support these multiple products, our Retail Micro-Loans segment incurred certain non-recurring travel, training and other operating expenses during the first quarter of 2006. Completion of this system conversion is expected to occur during the second quarter of 2006.

We did not open any new branch locations during the quarter ended March 31, 2006, and we closed a total of 15 locations (including the 13 closed locations in North Carolina) as we continue to assess the profitability of existing locations as well as the benefits of opening new store locations. As of March 31, 2006, our subsidiaries were making micro-loans directly to customers in 382 of the 494 locations in 12 states, and they were acting or had previously acted as a processing and servicing agent for the lending bank in the remaining 112 locations in 4 states. For the three months ended March 31, 2006, direct storefront micro-loans generated revenues of $20.9 million, and revenues through processing and servicing activities for the lending bank were $3.7 million. This compares to revenues of $17.9 million and $5.4 million for our direct storefront and processing/servicing activities, respectively, for the three months ended March 31, 2005.

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Beginning number of locations	509	482
Acquired locations	—	40
Opened locations	—	16
Closed locations	(15)	(29)

Ending locations	494	509

For the remainder of 2006, while we are less certain about potential growth trends for the traditional micro-loan as a stand-alone product, we expect new products to contribute to our Retail Micro-Loans segment revenues, and we expect to see improved profitability, both overall and on a per store basis. In addition, revenues from direct storefront operations are likely to increase as we shift to a direct storefront model in all or a portion of the four states where we previously processed and serviced micro-loans on behalf of our bank partner.

Auto Finance Segment

On April 1, 2005, we acquired Wells Fargo Financial’s CAR business unit. This acquisition included all of CAR’s assets, business operations and employees for $121.5 million including transaction costs. Upon acquisition, the business unit had approximately 300 employees and $128.9 million of auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, FL headquarters.

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

The number of active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which CAR is licensed. Dealers are certified upon being recruited by a sales force of approximately 60 located strategically throughout approved territories. As of March 31, 2006, CAR operated in forty-five states, had approximately 1,300 active dealers and owned approximately 40,000 active accounts.

Early in the first quarter of 2006, CAR completed a conversion from a system of record that it licensed from Wells Fargo Financial to a more robust system of record, which is expected to support future growth through creating efficiencies in the processing of new dealer relationships, new product offerings and potential portfolio acquisitions. Due to CAR’s unique product offerings and the customization required to accommodate these offerings, the system of record conversion leveraged resources traditionally assigned to operations and sales. These resources can now transition from work on the conversion and related post-conversion activities to efforts on gaining operational efficiencies and additional market share. The dedication of these resources to the conversion contributed to a decline in receivables and revenue during the first two months in the quarter, but CAR experienced some growth in receivables and revenue during the last month of the quarter. Furthermore, the revenue was impacted due to seasonal declines in CAR’s core products experienced in the fourth quarter of 2005 and early part of the first quarter of 2006. The decline in receivables and revenue, along with internal conversion related expenses, contributed to a reduction in profits.

CAR also is now in the process of developing and releasing new financing products designed to complement its current product offerings. These new products could not be accommodated during the period prior to conversion while CAR was licensing the Wells Fargo Financial system of record. It is anticipated that these new products will be launched in stages during the second quarter of 2006. In addition to these initiatives, the business is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base. CAR also is testing the ability to cross sell other Company subsidiaries’ products to a select number of the existing customer base. Pre-tax net income for the first three months of 2006 within our Auto Finance segment was $0.8 million.

Other Segment

Our Other segment encompasses various activities that are start-up in nature. As reflected in the financial data for the Other segment within our segment data (see Note 3, “Segment Reporting,” to our condensed consolidated financial statements included herein), we have invested significantly in a variety of start-up businesses in keeping with our diversification strategy. Moreover, as with any start-up effort, there is testing that needs to occur as we work to refine our product offerings and businesses within our Other segment. For example, we have experimented in recent months with different underwriting processes and thresholds for a variety of Internet-based micro-loan products—this all in an effort to determine the right mix of marketing costs and systems costs versus first-pay defaults. These tests and the associated charge offs of receivables generated through these tests have contributed to higher fourth quarter 2005 and first quarter of 2006 loan loss provisions within the Other segment.

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners have proven too great relative to the revenue potential of this product offering. As such, we recently retooled our stored-value card offering to expand the utility of the product and to focus on distribution of this product as an adjunct to certain of our credit card offerings or as an offer to consumers who come to us through Internet and other marketing channels and who may not be in a situation that currently warrants our extending credit to them through one of our lending products. Our expectations are that we can learn about the income and spending patterns of these particular stored-value card customers so that we can gradually graduate them into our credit products.

Beyond our shift in focus for our stored-value card offerings, we also have turned our attention to developing an underwriting, servicing and collections platform that utilizes non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external data bases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods, and payment processing tools that are currently unique in the marketplace. We generally refer to these collective methods, models, and processes as our Market Expansion Platform (“MEP”), and we consider them proprietary in nature. To date, we have launched the PurposeAdvantage charge-card program through the Discover® Network and the Imagine MasterCard credit card product utilizing the MEP, both of which are included in our Credit Card segment. We have found that the MEP has expanded the scope of consumers that we can profitably approve for these credit card products beyond what we could traditionally approve using our credit bureau-oriented underwriting models. Customers acquired to-date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP has also allowed us to market our products on the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large amounts of profitable credit card customers for us. We intend to further utilize the MEP to enter additional product lines, including installment lending, retailer financing, auto lending and consumer receivables factoring in the second and third quarters of this year. We also plan to utilize the MEP in the radio and television marketing channels for all of the aforementioned products.

Our Other segment also is currently building technologies to enable us to underwrite, service and collect a wide variety of third-party consumer finance receivables. With customers that we already have in place, we have begun to make some principal investments of our own in asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles and the like. We see these efforts as being complementary to the third-party servicing platform that we expect to obtain upon completion of our CardWorks, Inc. acquisition. A significant portion of our Other segment’s provision for loan losses relates to the loans and fees receivable underlying this new category of asset-secured consumer finance receivable for us. For the time being, however, we plan to suspend loan originations within this asset class so that we can study the performance of these assets and our underwriting models for a few quarters to determine our further growth plans within this asset class.

Another activity currently underway within our Other segment is the development of systems, marketing materials and the infrastructure necessary to attract currently underserved or under-banked consumers to us so that we can use a centralized decision engine to determine which of our various credit products is appropriate for each consumer. Through this effort, we intend to engage in broad television and Internet advertising campaigns aimed at attracting consumers who may need credit or debit products to us; we also plan to partner with other providers of financial services and products and expect to earn fees through our referral of customers to these other providers.

In summary, through our Other segment activities and by employing our credit and underwriting knowledge and leveraging and improving upon an established technology infrastructure, we can continue to develop and test new credit delivery programs. We see tremendous opportunity to grow our lending businesses through the use of Internet lead generators and search engines, and we expect many of the activities supported by the Other segment to be profitable for us in 2006. As an example, our Other segment has been instrumental in our effort to marry MEP underwriting technologies with credit card product offerings. These product offerings are already generating profits for us within our Credit Cards segment, and in subsequent quarters, one can expect us to reclassify costs incurred in the latter quarters of 2005 from our Other segment to our Credit Cards segment so as to reflect a consistent matching of costs and revenues for these new products within the Credit Cards segment.

Liquidity, Funding and Capital Resources

At March 31, 2006, we had $144.2 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•	During the three months ended March 31, 2006, we generated $53.9 million in cash flow from operations, compared to $1.7 million during the three months ended March 31, 2005. The $52.2 million increase is due in part to improved cash flows associated with favorable delinquency, charge off and payment rate trends that we have seen for our credit product offerings. Additionally, the returns and cash flows that we experience with respect to our growing portfolio of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range have also contributed significantly to our improved cash flow from operations.

•	During the three months ended March 31, 2006, we used $124.9 million of cash in investing activities, compared to generating $33.2 million of cash for the three months ended March 31, 2005. This $158.1 million increase in cash used in investing activities is consistent with the significant higher investments that we are now making in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and to a lesser extent receivables within our originated portfolio master trust.

•	During the three months ended March 31, 2006, we used $10.3 million in cash from financing, compared to $12.7 million during the same period in 2005. The $2.4 million decrease in cash flow used is primarily due decreased net distributions to minority interest-holders in our consolidated subsidiaries and lower net debt repayments in the first quarter of 2006.

In April 2006, our Retail Micro-Loans segment paid off all of its outstanding debt with the exception of a $5.0 million seller note. Proceeds of $50.0 million used to pay off this outstanding debt were derived from parent company debt bearing similar terms and conditions to the third-party debt that was repaid.

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables which serve as security for the facility. As of March 31, 2006, we had not drawn any amounts against this $150.0 million facility; nevertheless, our collateral base underlying this structured financing transaction is sufficient to allow us to immediately draw the full $150.0 million of available funding under this facility as and when we have needs for this liquidity in the future.

As of March 31, 2006, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $418.9 million against our existing securitization facilities.

Considering all of the above factors, along with our unrestricted cash balances of $144.2 million at March 31, 2006, we now have (as of the date of this Report) over $650.0 million of available liquidity for use in our growth, acquisition and diversification efforts. While this level of liquidity is more than adequate to meet our operating needs throughout 2006, we have an acquisition pending (CardWorks) and expect to explore several new acquisition opportunities throughout 2006 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market. We continue to explore new sources of capital to facilitate our acquisition goals, and if market conditions are right for us, we may leverage other assets through structured finance or securitization transactions or issue other debt instruments or equity.

Our Board of Directors has authorized a program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. We are authorized to purchase 4,736,105 more shares in addition to shares purchased through March 31, 2006. At our discretion, we may use the treasury shares to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of March 31, 2006, we had committed total securitization facilities of $2.2 billion and had used $825.9 million of these facilities. The weighted-average borrowing rate on these facilities at March 31, 2006 was approximately 5.94%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) along with their maturity dates with respect to which a substantial majority of our managed credit card receivables served as collateral as of March 31, 2006. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2006(2)	$306.0
January 2007(3)	45.9
September 2007(4)	16.2
January 2008(5)	1,000.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	213.3

Total	$2,180.4

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our condensed consolidated statements of operations or condensed consolidated balance sheet items included herein.
(2)	Represents the end of the revolving period for a $306.0 million conduit facility.

(3)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables acquired in the first quarter of 2005.
(4)	In September 2005, we securitized the Fingerhut receivables in a two-year amortizing structure.
(5)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the recently renewed two-year term and an orderly amortization of the facility at expiration.
(6)	In October 2004, we completed two new, term securitization facilities that were issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.
(7)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

While we have never triggered an early amortization within any of the series underlying our originated portfolio master trust securitizations and while we do not believe that we will, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within these trusts. Early amortization for any of the originated portfolio master trust securitization series would have adverse effects on our liquidity, certainly during the early amortization period and potentially beyond repayment of any such series as potential investors could elect to abstain from future CompuCredit-backed issuances.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. As of March 31, 2006, we had not drawn any amounts against this $150.0 million facility; nevertheless, our collateral base underlying this structured financing transaction is sufficient to allow us to immediately draw the full $150.0 million of available funding under this facility as and when we have needs for this liquidity in the future. There have been no other material commitments entered into since December 31, 2005.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Commitments and Contingencies

We have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2005, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees and goodwill and identifiable assets and impairment analyses) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 8, “Off Balance Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $24.19 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three months ended March 31, 2006 for the sublease was approximately $43,000.

See Note 2, “Significant Accounting Policies,” to the condensed consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the investments in previously charged-off receivables by one of our subsidiaries from trusts serviced by us.

See Note 11, “Commitments and Contingencies,” for discussion of an indemnity agreement into which we have entered with Maverick associated with its participation in loans originated by a financial institution for which we have provided micro-loan servicing and processing services. Richard W. Gilbert, a Director on our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager.

Forward-Looking Information

We make numerous forward-looking statements throughout this report including statements with respect to our expected income, acquisitions and other growth opportunities, loss exposure and loss provisions, delinquency and charge off rates, securitizations and gains and losses from securitizations, the impact of actions by the FDIC and other regulators of both us and the banks that issue credit cards on our behalf, account growth, performance of investments that we have made, operating expenses, impact of the recent bankruptcy law changes, marketing plans, and our experimentation with new products. Frequently these statements are introduced with words such as “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” or “predict.” Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this Report.

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

At March 31, 2006, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (7.75% at March 31, 2006), subject to interest rate floors. At March 31, 2006, $52.1 million of our total managed receivables were priced at their floor rate, of which, $26.8 million of these receivables were closed and therefore ineligible to be repriced and the remaining $25.3 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $26.8 million in closed account receivables reach their floor rate would result in an approximate $90,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $25.3 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

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

Increased utilization of existing credit lines by cardholders would require us to establish additional securitization facilities or curtail credit lines. Our existing commitments to extend credit to cardholders exceed our available securitization facilities. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders’ available credit lines or establish additional securitization facilities. This would subject us to several of the other risks that we have described in this section.

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

Intense competition for customers may cause us to lose receivables to competitors. We may lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank card issuers and with other general purpose credit card issuers, including American Express®, Discover® Network and issuers of Visa® and MasterCard® credit cards. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines and litigation. Our operations and the operations of the issuing banks through which we originate credit products are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, state regulators having jurisdiction over financial institutions and debt origination and debt collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the taking of remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, we generally are responsible for the remedies as a result of our indemnification obligations with those banks. Furthermore, negative publicity relating to the announcement of any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and raise our costs of doing business.

As discussed below, in March 2006, one of our subsidiaries stopped processing and servicing micro-loans in North Carolina in settlement of a review by the North Carolina Attorney General, and we are terminating our processing and servicing of micro-loans for third-party banks in three other states in response to a position taken with respect to banks generally by the FDIC. Additionally, we are in the process of responding to a review of our marketing and other materials and our servicing and collection practices in another jurisdiction. The regulator has taken the position that certain specific practices are not in compliance with its interpretation of applicable state law and has requested various remedies. We also are in the process of responding to various routine reviews by other regulatory authorities. We believe that our compliance with the likely remedies in these situations will not result in a material adverse change in our financial condition, results of operations or business. However, if any additional deficiencies or violations of law or regulations are identified by us or any regulator as a result of these or other reviews, there can be no assurance that the correction of such deficiencies or violations would not have a material adverse effect on our financial condition, results of operations or business.

In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that the issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders that is sufficient to cover over-limit, late and other fees plus 3% or 4% (depending upon the credit card product) of their outstanding balance—a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of March 31, 2006, approximately 1.5% of our accounts (representing approximately 3% of our receivables) were experiencing negative amortizations. In anticipation of a request by regulators or any of our issuing banks that we modify our minimum payment practices, we have commenced the process of testing alternative minimum payment, fee and other credit terms designed to prevent negative amortization. This testing will take one year or more to complete, and at the end of the testing we expect to change some of our practices. We have not, however, made any assessment of the impact of any changes on our business, although changes could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables, might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. Immediately after this request, the issuing bank for which we provide services in four states stopped making new loans. In the future, the FDIC or other regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products) or the manner in which we market them. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

Changes in bankruptcy laws may have an adverse impact on our performance. Effective October 17, 2005, the federal bankruptcy code was amended in several respects. One of the changes made it substantially more difficult for individuals to obtain a complete release from their debts through a bankruptcy filing. As a result, immediately prior to the effective date of the amendments there was a substantial increase in bankruptcy filings by individuals. While much of the impact of this particular law change appears to have been simply to accelerate the bankruptcy filings by individuals who otherwise would have filed in due course and while this particular law may have ongoing future benefits to us through potential reductions in future bankruptcy filings, other future bankruptcy law changes could potentially have a materially adverse effect on our business.

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices (one form of these activities is sometimes referred to as “payday” lending). Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. For example, in May 2004, a new law became effective in Georgia that effectively prohibits certain micro-loan practices in the state. Several other state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans. In addition, Mississippi and Arizona have sunset provisions in their laws permitting micro-loans that require renewal of the laws by the state legislatures at periodic intervals. Although states provide the primary regulatory framework under which we conduct our micro-loan services, certain federal laws also impact our business. In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of cash advance micro-loans offered by FDIC-supervised institutions and the period a customer may have cash advance micro-loans outstanding from any lender to three months during the previous 12-month period. Subsequently, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. Moreover, future laws or regulations (at the state, federal or local level) prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general, banking regulators, and others continue to scrutinize the micro-loan industry and may take actions that could require us to cease or suspend operations in their respective states. For example, one of our subsidiaries recently agreed with the Attorney General of the State of North Carolina to stop servicing micro-loans for third-party banks. Also, a group of plaintiffs brought a series of putative class action lawsuits in North Carolina claiming, among other things, that the cash advance micro-loan activities of the defendants violate numerous North Carolina consumer protection laws. The lawsuits seek various remedies including treble damages. One of these lawsuits is pending against CompuCredit and five of our subsidiaries. If these cases are determined adversely to us, there could be significant consequences to us, including the payment of monetary damages. In the future, we also might voluntarily (or with the encouragement of a regulator) withdraw particular products from particulars states, which could have a similar effect.

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

We recently entered the automobile lending business. On April 1, 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-five states through twelve branches, three regional processing centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, this business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

Other Risks of Our Business

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that it may extend. Our primary issuing agreement is with CB&T and is scheduled to expire on March 31, 2009. If we are unable to execute a new agreement with CB&T at the expiration of the current agreement, or if our existing or new agreement with CB&T were terminated or otherwise disrupted, there is a risk that we would not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

The analytical model we use to project credit quality may prove to be inaccurate. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. We believe our analysis enables us to better identify consumers within the underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analytical model. If any of our assumptions underlying our model proves materially inaccurate or changes unexpectedly, we may not be able to achieve our expected levels of collection, and our revenues will be reduced, which would result in a reduction of our earnings.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing pursuant to agreements with CB&T and its affiliates. In 2005, we paid CB&T and its affiliates $32.0 million for these services. If these agreements were not renewed or were terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

We rely on Visionary Systems, Inc. for software design and support, and any disruption of our relationship with Visionary Systems could negatively impact our business. During 2005, we paid Visionary Systems $6.1 million for software development, account origination and consulting services. In the event that Visionary Systems no longer provides us with software and support, our business would be negatively impacted until we retained replacement vendors. We believe that a number of vendors are qualified to perform the services performed by Visionary Systems and believe that this impact would be only temporary.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets) that represent sub-prime credit risks of individuals. These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At March 31, 2006, we had investments in the debt and similar securities of others of $64.4 million.

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

Our executive officers, directors and parties related to them, in the aggregate, control a majority of our voting stock and may have the ability to control matters requiring shareholder approval. Our executive officers, directors and parties related to them own a large enough stake in us to have an influence on, if not control of, the matters presented to shareholders. As a result, these shareholders may have the ability to control matters requiring shareholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change of control of us, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

Note Regarding Risk Factors

The risk factors presented above are all of the ones that we currently consider material. However, they are not the only ones facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
2.1	Amendment to the Stock Purchase Agreement, dated as of March 23, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	March 29, 2006, Form 8-K, exhibit 2.1

2.2	Amendment No. 2 to Stock Purchase Agreement, dated as of April 12, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	April 14, 2006, Form 8-K, exhibit 2.1

2.3	Amendment No. 3 to Stock Purchase Agreement, dated as of April 12, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	April 28, 2006, Form 8-K, exhibit 2.1

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

May 8, 2006	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)