Form 10-Q
period 2006-06-30
COMPUCREDIT CORP
filed 2006-08-02
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2006

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600

Atlanta, Georgia 30346

(770) 206-6200

CompuCredit has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (“the Act”) during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

CompuCredit is an accelerated filer and is not a shell company (as defined in Rule 12b-2 of the Act).

As of July 28, 2006, 49,349,446 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $17,848 at June 30, 2006 and $12,427 at December 31, 2005)	$145,973	$240,655
Securitized earning assets	870,817	786,983
Non-securitized earning assets, net	566,651	468,311
Deferred costs, net	27,149	31,012
Software, furniture, fixtures and equipment, net	64,320	48,383
Investments in equity-method investees	76,733	69,343
Intangibles, net	10,981	13,749
Goodwill	120,254	130,800
Prepaid expenses and other assets	31,340	31,954

Total assets	$1,914,218	$1,821,190

Liabilities
Accounts payable and accrued expenses	$104,269	$96,483
Notes payable	240,146	165,186
Convertible senior notes	550,000	550,000
Deferred revenue	64,282	67,585
Current and deferred income tax liabilities	85,961	129,283

Total liabilities	1,044,658	1,008,537

Minority interests	39,679	45,442

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 59,435,911 shares issued and 55,027,396 shares outstanding at June 30, 2006 (including 5,677,950 loaned shares to be returned); and 59,080,610 shares issued and 54,628,020 shares outstanding at December 31, 2005 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	316,107	312,752
Treasury stock, at cost, 4,408,515 and 4,452,590 shares at June 30, 2006 and December 31, 2005, respectively	(124,713)	(125,068)
Warrants	25,610	25,610
Retained earnings	612,877	553,917

Total shareholders’ equity	829,881	767,211

Total liabilities and shareholders’ equity	$1,914,218	$1,821,190

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest income:
Consumer loans, including past due fees	$65,804	$28,053	$118,779	$39,311
Other	4,380	3,649	8,955	5,644

Total interest income	70,184	31,702	127,734	44,955
Interest expense	(12,921)	(16,373)	(24,371)	(18,795)

Net interest income before fees and other income on non-securitized earning assets and provision for loan losses	57,263	15,329	103,363	26,160
Fees and other income on non-securitized earning assets	144,369	170,104	264,139	269,446
Provision for loan losses	(127,933)	(34,414)	(205,762)	(48,518)

Net interest income, fees and other income on non-securitized earning assets	73,699	151,019	161,740	247,088
Other operating income:
Fees and other income on securitized earning assets	45,140	22,489	95,609	59,981
Servicing income	23,571	37,693	51,381	74,152
Ancillary and interchange revenues	11,044	6,469	19,238	12,002
Equity in income of equity-method investees	25,882	7,362	51,547	26,181

Total other operating income	105,637	74,013	217,775	172,316
Other operating expense:
Salaries and benefits	11,377	7,882	23,022	14,989
Card and loan servicing	62,794	63,173	126,451	122,508
Marketing and solicitation	24,647	20,156	50,726	38,206
Depreciation	7,240	4,346	14,874	8,559
Goodwill impairment	—	—	10,546	—
Other	26,993	21,858	56,304	40,916

Total other operating expense	133,051	117,415	281,923	225,178

Income before minority interests and income taxes	46,285	107,617	97,592	194,226
Minority interests	(2,061)	(2,842)	(5,466)	(12,003)

Income before income taxes	44,224	104,775	92,126	182,223
Income taxes	(15,922)	(38,243)	(33,166)	(66,511)

Net income	$28,302	$66,532	$58,960	$115,712

Net income per common share–basic	$0.58	$1.33	$1.21	$2.28

Net income per common share–diluted	$0.56	$1.29	$1.17	$2.23

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Warrants	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2005	59,080,610	$—	$312,752	$(125,068)	$25,610	$553,917	$767,211
Proceeds from stock options exercises	36,565	—	360	—	—	—	360
Use of treasury stock for stock-based compensation plans	(44,075)	—	(466)	355	—	—	(111)
Issuance of restricted stock	362,811	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	3,309	—	—	—	3,309
Tax benefit related to stock-based compensation plans			152				152
Net income	—	—	—	—	—	58,960	58,960

Balance at June 30, 2006	59,435,911	$—	$316,107	$(124,713)	$25,610	$612,877	$829,881

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2006	2005
Operating activities
Net income	$58,960	$115,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,874	8,559
Impairment of goodwill	10,546	—
Provision for loan losses	205,762	48,518
Amortization of intangibles	2,779	1,601
Accretion of deferred revenue	(6,195)	(9,934)
Stock-based compensation expense	3,309	1,345
Minority interest	5,466	12,003
Retained interests income adjustment, net	11,503	(590)
Gain on bulk sale of receivables	—	(69,559)
Income in excess of distributions from equity-method investments	(9,830)	(15,608)
Changes in assets and liabilities, exclusive of business acquisitions:
Increase in deferred costs	3,863	10,435
Decrease in current and deferred tax liability	(43,171)	(10,254)
Increase in uncollected fees on non-securitized earning assets	(71,443)	(27,024)
Increase in deferred revenue	2,892	68,058
Other	15,692	20,407

Net cash provided by operating activities	205,007	153,669

Investing activities
Investments in equity-method investees	—	(25,285)
Proceeds from equity-method investees	2,440	8,674
Investments in securitized earning assets	(743,738)	(562,505)
Proceeds from securitized earning assets	648,402	513,046
Investments in non-securitized earning assets	(981,930)	(399,936)
Proceeds from non-securitized earning assets	717,831	412,981
Acquisition of sub-prime lender’s assets	—	(133,956)
Purchases of and development of software, furniture, fixtures and equipment	(20,719)	(9,493)

Net cash used in investing activities	(377,714)	(196,474)

Financing activities
Minority interests distribution, net	(11,229)	(13,124)
Proceeds from exercise of stock options	360	1,752
Purchase of treasury stock	—	(100,134)
Proceeds from the issuance of convertible senior notes	—	250,000
Debt issuance costs	—	(10,645)
Proceeds from borrowings	161,000	111,340
Repayment of borrowings	(72,106)	(48,152)

Net cash provided by financing activities	78,025	191,037

Net (decrease) increase in cash	(94,682)	148,232
Cash and cash equivalents at beginning of period	240,655	68,240

Cash and cash equivalents at end of period	$145,973	$216,472

Supplemental cash flow information
Cash paid for interest	$18,041	$16,814

Cash paid for income taxes	$76,336	$74,985

Supplemental non-cash information
Notes payable associated with capital leases	$12,172	$3,357

Notes payable associated with bond investments	$637	$4,422

Issuance of restricted stock and stock options	$23,040	$6,828

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and other income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant impact on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of what our results will be for the year ending December 31, 2006. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for our year ended December 31, 2005 contained in our Annual Report on Form 10-K filed with the SEC.

We have reclassified certain amounts in the prior period financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2. Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we followed in preparing our condensed consolidated financial statements, as well as a description of the significant components of our condensed consolidated financial statements.

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on our condensed consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in securities, each of which we discuss separately below. Details of non-securitized earning assets, net (in thousands) are as follows:

	Balance at June, 30 2006	Balance at December 31, 2005
Loans and fees receivable, net	$489,452	$375,919
Investments in previously charged-off receivables	13,242	16,993
Investments in securities	63,957	75,399

Non-securitized earning assets, net	$566,651	$468,311

Loans and Fees Receivable, Net. Loans and fees receivable, net consist principally of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, micro-loan activities and auto finance business, none of which we have securitized in off-balance-sheet securitizations. We show these receivables net of an allowance for uncollectible loans and fees. We also present loans and fees receivable net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued) and principal balances. The fees associated with this product offering include activation, annual, monthly maintenance, over-limit, cash advance and returned check fees. We recognize both activation and annual fees over a twelve-month period (i.e., the year to which they apply), while we recognize all other fees when assessed to the cardholders. The loans and fees receivable associated with our micro-

loan activities include principal balances and associated fees due from customers, such fees being recognized as earned—generally over a two-week period. Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers, which we recognize over the life of each loan.

We provide an allowance for uncollectible loans and fees for the portion of the loans and fees receivable we believe we ultimately will not collect. Loans and fees receivable, gross and the allowance for uncollectible loans and fees exclude, however, any finance charges and fees that were billed on late-stage delinquent receivables (i.e., those more than 90 days delinquent) for which we concluded at the time of billing that collections were unlikely; all such amounts are not accrued into income or the underlying loans and fees receivable, gross balances. The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2005	Additions	Subtractions	Balance at June 30, 2006
Loans and fees receivable, gross	$530.6	$1,178.8	$(950.4)	$759.0
Deferred revenue	(100.4)	(94.7)	85.0	(110.1)
Allowance for uncollectible loans and fees	(54.3)	(205.8)	100.7	(159.4)

Loans and fees receivable, net	$375.9	$878.3	$(764.7)	$489.5

We include interest income associated with these loans and fees receivable in interest income under the consumer loans, including past due fees category on our accompanying condensed consolidated statements of operations. Additionally, we reflect $135.9 million, $245.4 million, $56.3 million and $103.9 million of fee income associated with these loans and fees receivable for the three and six months ended June 30, 2006 and 2005, respectively, in fees and other income from non-securitized earning assets on our condensed consolidated statements of operations. As of June 30, 2006, the weighted-average remaining accretion period for the $110.1 million of deferred revenue reflected in the above table was 9.05 months; deferred revenue associated with any accounts that may charge off in the future is not accreted into revenue after the charge-off date.

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	Three Months Ended	Six Months Ended
Unrecovered balance at beginning of period	$14,120	$16,993
Acquisitions of defaulted accounts	7,979	15,376
Cash collections	(17,346)	(35,018)
Accretion of deferred revenue associated with forward flow contract	(2,572)	(4,467)
Cost-recovery method income recognized on defaulted accounts (included in fees and other income on non-securitized earning assets on our condensed consolidated statements of operations)	11,061	20,358

Balance at June 30, 2006	$13,242	$13,242

Estimated remaining collections (“ERC”)	$59,307	$59,307

In June 2005, our debt collections business sold a significant pool of its previously charged-off receivables. Remaining after this sale are the subsidiary’s pools of previously charged-off receivables primarily associated with accounts for which the debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program. Additionally, we expect our debt collections business to continue to acquire for resale under a forward flow contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, and certain previously charged-off receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies, which constitute the majority of accounts retained after sales under the forward flow contract. We anticipate collecting approximately 40.3% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. Generally, we purchase these debt and equity securities outright or we partially fund the purchases using existing margin accounts; see Note 7, “Notes Payable and Convertible Senior Notes.” We generally classify our purchased debt and equity securities as trading securities. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity.

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Securitization gains	$3,541	$1,192	$4,404	$2,779
Income from retained interests in credit card receivables securitized	23,103	6,276	56,307	26,145
Fees on securitized receivables	18,496	15,021	34,898	31,057

Total fees and other income on securitized earning assets	$45,140	$22,489	$95,609	$59,981

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as revenue when charged to the cardholder’s account. We accrete annual membership fees associated with our securitized credit card receivables into revenue on a straight-line basis over the cardholder privilege period, which is twelve months. We amortize direct receivables origination costs against fee income. See Note 6, “Off-Balance-Sheet Arrangements,” for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interest valuations).

Fees and Other Income on Non-Securitized Earning Assets

Fees and other income on non-securitized earning assets include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (3) income associated with our Fingerhut receivables during periods in which we held them on balance sheet; (4) income associated with our investments in previously charged-off receivables; (5) gain associated with our bulk sale of previously charged-off receivables; (6) transaction and other fees associated with our stored-value card offering; and (7) gains and losses associated with our investments in securities.

The components (in thousands) of our fees and other income on non-securitized earning assets are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Retail micro-loan fees	$21,504	$18,327	$42,443	$36,204
Fees on non-securitized credit card receivables	113,772	36,613	201,123	64,917
Fingerhut receivables while on balance sheet	—	23,412	—	56,144
Investments in previously charged-off receivables	11,061	17,484	20,358	34,992
Gain on bulk sale of previously charged-off receivables	—	69,559	—	69,559
Other	(1,968)	4,709	215	7,630

Total	$144,369	$170,104	$264,139	$269,446

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“Statement No. 155”). Statement No. 155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“Statement No. 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“Statement No. 140”). Statement No. 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us beginning January 1, 2007. We currently are evaluating the effects that the adoption of Statement No. 155 could have on our consolidated results of operations, financial position and cash flows, although we do not expect any material effects associated with its adoption. Nevertheless, the standard could affect future income recognition for securitized financial assets because there may be more embedded derivatives identified for which changes in fair value will be recognized in computing net income.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” (“Statement No. 156”). Statement No. 156 amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the accounting period in which the changes occur. Statement No. 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us beginning January 1, 2007. We currently are evaluating the effects that the adoption of Statement No. 156 could have on our consolidated results of operations, financial position and cash flows, although we do not expect any material effects associated with its adoption.

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”). Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We will adopt Interpretation No. 48 by adjusting our tax liabilities and retained earnings as of our required January 1, 2007 adoption date. Although not reasonably estimable at this time, we currently are assessing the impact of this Interpretation on our current and future tax positions.

3. Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance; and Other.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income (loss) on non-securitized earning assets	$35,499	$10,855	$19,060	$10,031	$(1,746)	$73,699

Total other operating income	$103,502	$108	$1,780	$247	$—	$105,637

Income (loss) before income taxes	$44,106	$6,617	$(725)	$3,187	$(8,961)	$44,224

Loans and fees receivable, gross	$532,216	$—	$69,494	$147,041	$10,201	$758,952

Loans and fees receivable, net	$301,562	$—	$59,553	$120,233	$8,104	$489,452

Total assets	$1,500,978	$29,932	$197,176	$160,394	$25,738	$1,914,218

Six months ended June 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income (loss) on non-securitized earning assets	$92,805	$20,333	$31,957	$17,883	$(1,238)	$161,740

Total other operating income	$211,655	$169	$5,515	$411	$25	$217,775

Income (loss) before income taxes	$113,835	$11,841	$(17,764)	$4,034	$(19,820)	$92,126

Loans and fees receivable, gross	$532,216	$—	$69,494	$147,041	$10,201	$758,952

Loans and fees receivable, net	$301,562	$—	$59,553	$120,233	$8,104	$489,452

Total assets	$1,500,978	$29,932	$197,176	$160,394	$25,738	$1,914,218

Three months ended June 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables (1)	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$38,757	$87,043	$14,697	$9,553	$969	$151,019

Total other operating income	$66,490	$595	$6,928	$—	$—	$74,013

Income (loss) before income taxes	$29,030	$77,587	$2,717	$2,973	$(7,532)	$104,775

Loans and fees receivable, gross	$165,553	$—	$31,880	$151,937	$2,472	$351,842

Loans and fees receivable, net	$100,641	$—	$26,596	$127,304	$1,665	$256,206

Total assets	$917,569	$157,699	$165,780	$172,319	$11,810	$1,425,177

Six months ended June 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables (1)	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and other income on non-securitized earning assets	$102,767	$104,551	$29,012	$9,553	$1,205	$247,088

Total other operating income	$157,917	$2,036	$12,363	$—	$—	$172,316

Income (loss) before income taxes	$104,293	$84,658	$3,607	$2,973	$(13,308)	$182,223

Loans and fees receivable, gross	$165,553	$—	$31,880	$151,937	$2,472	$351,842

Loans and fees receivable, net	$100,641	$—	$26,596	$127,304	$1,665	$256,206

Total assets	$917,569	$157,699	$165,780	$172,319	$11,810	$1,425,177

(1)	Net interest income, fees and other income on non-securitized earning assets includes $69.6 million of gain on the bulk sale of previously charged off receivables.

4. Treasury Stock

In May 2006, our Board of Directors authorized a new program to repurchase up to an additional 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines. As of June 30, 2006, we are authorized to purchase 4,736,105 more shares under a pre-existing plan, which expires in August 2006, and 10 million more shares under the new plan.

At our discretion, we use treasury shares to satisfy option exercises and restricted stock grants, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three and six months ended June 30, 2006, we reissued 23,454 and 44,075 treasury shares at an approximate cost of $408,000 and $466,000, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan.

5. Investments in Equity-Method Investees

As of June 30, 2006, we held a 47.5% interest in a joint venture in which we invested in 2005, a 33.3% interest in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004, and a 50.0% interest in a limited liability company in which we invested in 2002. We account for our investment interest in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of June 30, 2006	As of December 31, 2005
Securitized earning assets	$81,425	$73,020

Non-securitized earning assets, net	$506,334	$556,930

Total assets	$595,015	$651,402

Total liabilities	$397,053	$474,509

Members’ capital	$197,962	$176,893

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net interest income, fees and other income on non-securitized earning assets	$35,608	$10,802	$75,786	$29,438

Fees and other income on securitized earning assets	$28,448	$11,652	$51,685	$43,060

All other operating income	$32,607	$18,721	$60,273	$53,396

Net income	$61,321	$17,359	$121,641	$63,209

6. Off-Balance-Sheet Arrangements

We securitize all of our credit card receivables originated on a daily basis under our primary third-party financial institution relationship (the “originated portfolio”), except for those credit card receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. We transfer the securitized credit card receivables to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, in various prior year transactions, the latest of which was during the first quarter of 2005, we have acquired receivables from third parties and subsequently securitized them.

Securitization trusts hold all of our credit card receivables, except for those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and accounts participating in or acquired in connection with our debt collection subsidiary’s balance transfer program. Our only interest in these securitized receivables is in the form of retained interests. GAAP requires us to treat our transfers to the securitization trusts as sales and to remove the receivables from our condensed consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

Our securitization transactions do not affect the relationship we have with our customers, and we continue to service the securitized credit card receivables.

The table below summarizes (in thousands) our securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Gross amount of receivables securitized at period end	$1,681,651	$1,583,807	$1,681,651	$1,583,807

Proceeds from collections reinvested in revolving-period securitizations	$299,010	$256,346	$602,732	$504,644

Excess cash flows generated on securitized receivables	$65,598	$55,840	$136,582	$121,706

Securitization gains	$3,541	$1,192	$4,404	$2,779
Income from retained interests in credit card receivables securitized	23,103	6,276	56,307	26,145
Fees on securitized receivables	18,496	15,021	34,898	31,057

Total fees and other income on securitized earning assets	$45,140	$22,489	$95,609	$59,981

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

Generally, we include all collections received from the cardholders underlying each securitization in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from the cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on the condensed consolidated balance sheet, and because we classify them as trading securities, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

The measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Using the cash-out method, we record the future cash flows (including the release of any cash related to credit enhancements) at a discounted value. We discount the cash flows based on the timing of when we expect to receive the cash flows. We base the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on the stated annual percentage rates in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within 30 days of verification.

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our condensed consolidated balance sheets) include the following (in thousands):

	June 30, 2006	December 31, 2005
Interest only (“I/O”) strip	$92,464	$70,843
Accrued interest and fees	12,931	13,412
Servicing liability	(9,187)	(583)
Amounts due from securitization	10,133	8,965
Fair value of retained interests	764,476	694,346

Securitized earning assets	$870,817	$786,983

The I/O strip reflects the fair value of our rights to future income from securitizations arranged by us and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income we expect to receive from the securitizations. Amounts due from securitization represent cash flows that are distributable to us from the prior month’s cash flows within each securitization trust; we generally expect to receive these amounts within 30 days from the close of each respective month. Lastly, we measure retained interests at fair value as set forth within the fair value of retained interests category in the above table.

Changes in any of the assumptions used to value our retained interests in our securitizations could impact our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	June 30, 2006	December 31, 2005	June 30, 2005
Yield (annualized)	29.9%	29.8%	29.7%
Payment rate (monthly)	7.0	6.7	6.4
Expected credit loss rate (annualized)	14.2	14.2	13.1
Residual cash flows discount rate	14.3	13.6	15.7
Servicing liability discount rate	14.0	14.0	14.0

The decrease in the June 30, 2006 residual cash flows discount rates relative to the 15.7% rate at June 30, 2005 corresponds with our use of other forms of liquidity throughout the last several quarters to fund cardholder purchases, which has had the effect of further increasing our collateral enhancement levels within our originated portfolio master trust. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures. Accordingly, because our collateral enhancement levels have increased somewhat relative to June 30, 2005 levels and because we are now intentionally and significantly over collateralized, our residual cash flows discount rate has dropped; investors would require a much reduced investment return on the retained interests within our originated portfolio master trust because of its currently over collateralized position.

The following illustrates the hypothetical effect on the June 30, 2006 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Yield (annualized)	29.9%
Impact on fair value of 10% adverse change	$(32,378)
Impact on fair value of 20% adverse change	$(64,756)
Payment rate (monthly)	7.0%
Impact on fair value of 10% adverse change	$(3,436)
Impact on fair value of 20% adverse change	$(6,610)
Expected credit loss rate (annualized)	14.2%
Impact on fair value of 10% adverse change	$(15,210)
Impact on fair value of 20% adverse change	$(30,420)
Residual cash flows discount rate	14.3%
Impact on fair value of 10% adverse change	$(5,925)
Impact on fair value of 20% adverse change	$(11,753)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(52)
Impact on fair value of 20% adverse change	$(104)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and a 20% variation in assumptions generally cannot be extrapolated because the relationship of a change in assumption to the change in fair value of our retained interests in credit card receivables securitized may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one assumption may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which could magnify or counteract the sensitivities.

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not assets of ours. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in credit card receivables securitizations.

	June 30, 2006	December 31, 2005
Total managed principal balance	$1,528,925	$1,522,285
Total managed finance charge balance	152,726	145,737

Total managed receivables	$1,681,651	$1,668,022

Receivables delinquent — 60 or more days	$126,437	$128,706

Net charge offs for the three months ended	$33,916	$59,522

7. Notes Payable and Convertible Senior Notes

As of June 30, 2006, we had notes payable of $240.1 million and Convertible Senior debt of $550.0 million, compared to $165.2 million and $550.0 million, respectively, at December 31, 2005. As of June 30, 2006, our notes payable balances included:

•	$150.0 million related to a structured financing within our Credit Cards segment (at an interest rate of 7.21% as of June 30, 2006) that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and is recourse only to the underlying credit card receivables that serve as security for the facility;

•	$72.3 million related to a structured financing within our Auto Finance segment (at an interest rate of 9.2% as of June 30, 2006) that is recourse only to the Auto Finance segment’s assets that have been pledged to the lender;

•	$12.2 million associated with certain vendor-financed acquisitions of software and equipment (at various interest rates ranging from 2% to 7% as of June 30, 2006);

•	a $5.0 million seller note outstanding (at an interest rate of 10% as of June 30, 2006) associated with one of our Retail Micro-Loans segment acquisitions; and

•	$0.6 million related to callable margin borrowings underlying our investments in debt securities (at an interest rate of 7.25% as of June 30, 2006).

In April 2006, our Retail Micro-Loans segment paid off $40.0 million of term loans and a $10.0 million revolving credit facility. In conjunction with this transaction, we recorded in the second quarter of 2006 a pre-tax charge of $791,000 for prepayment penalties and the write-off of deferred debt issuance costs.

We are in compliance with the covenants underlying all of our various notes payable and debt facilities.

8. Goodwill and Intangible Assets

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

During February 2006, we learned from our principal Retail Micro-Loans segment bank partner that the FDIC had effectively asked insured financial institutions to cease deferred-presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities directly affected our micro-loan subsidiaries’ ability to continue operating as a processing and servicing agent in four states. In response to the FDIC’s actions, our subsidiaries began, in February, to evaluate strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing the branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina retail micro-loan subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina retail micro-loan subsidiary began pursuing a direct lending model in North Carolina in compliance with existing regulatory frameworks, as well as closing several existing North Carolina locations in the near-term. As of June 30, 2006, our North Carolina subsidiary had closed 14 branch locations in response to these events. As a result of these events, we conducted an assessment of the fair value of our Retail Micro-Loans segment using, in accordance with Statement No. 142, a combination of the expected present value of future cash flows associated with the business and prices of comparable businesses. Based on this assessment, we recorded during the first quarter of 2006 a goodwill impairment charge of $10.5 million to properly report goodwill at its fair value.

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the six months ended June 30, 2005 and 2006 are as follows:

	Retail Micro- Loans	Auto Finance	Consolidated
Balance as of December 31, 2004	$100,552	$—	$100,552
Goodwill acquired during the year	8,088	22,503	30,591

Balance as of June 30, 2005	$108,640	$22,503	$131,143

Balance as of December 31, 2005	$108,640	$22,160	$130,800
Impairment loss	(10,546)	—	(10,546)

Balance as of June 30, 2006	$98,094	$22,160	$120,254

Intangible Assets

As of June 30, 2006, we had $3.2 million of intangible assets that we determined had an indefinite benefit period, compared to $4.1 million as of December 31, 2005. During the second quarter of 2006, we wrote off approximately $819,000 of impaired intangible assets that were originally determined to have an indefinite benefit period. The net unamortized carrying amount of intangible assets subject to amortization was $7.8 million as of June 30, 2006 and $9.6 million as of December 31, 2005. Intangible asset-related amortization expense, including the approximately $819,000 impairment charge, was $1.9 million and $887,000 for the three months ended June 30, 2006 and 2005, respectively, and $2.8 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

9. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $2.1 billion at June 30, 2006 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced the situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through majority-owned subsidiaries and equity-method investees, we entered into guarantee agreements whereby we have agreed to guarantee the purchase of additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our majority-owned subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2006, none of our majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of June 30, 2006, the maximum amount of our collective guarantees related to all of these majority-owned subsidiaries and equity-method investees was $397.4 million. In general, this aggregate contingency amount will decline as the amounts of credit available to cardholders for future purchases declines. The portfolios of all these majority-owned subsidiaries and equity-method investees have declined and we expect them to continue to decline as we expect payments to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees, but we will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for our principal third-party originating financial institution, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $88.3 million. Our arrangements with our principal third-party originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $13.8 million as of June 30, 2006.

Under the agreements with our third-party originating financial institutions, we have agreed to indemnify the financial institutions for certain costs associated with the financial institutions’ card issuance and other lending activities on our behalf. Our indemnification obligations generally are limited to instances in which we either (1) have been afforded the opportunity to defend against any potentially indemnifiable claims, or (2) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims.

In June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve his investigation into our marketing and other materials and our servicing and collection practices. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders in recognition that New York has a unique statute (New York Personal Property Law Section 413) relating to, among other things, the opening of credit card accounts. These refunds generally will be provided through credits to the affected consumers’ accounts. Some of these credits relate to revenues that were deferred on our consolidated balance sheet, some of these credits relate to credit card receivables that were charged off in amounts in excess of the credits to be provided, and some of these credits will be charged against our allowance for doubtful accounts. In the fourth quarter of 2005, we accrued a $3.2 million liability, which reflected our estimate at that time of the probable remaining liability after the offsets described above. Additionally, we accrued during the second quarter of 2006 another $1.8 million, thereby bringing our total accrued liability to $5.0 million as of June 30, 2006—a liability that we expect to relieve during the third quarter of 2006 as we provide the agreed upon credits to our customers.

In light of the nature of our business—providing credit to underserved and un-banked consumers—regulatory reviews by state and federal authorities are common. For instance, the FDIC currently is conducting an investigation of the policies, practices and procedures that we use in connection with our principal third-party credit card originating financial institution; we are cooperating with the FDIC in the investigation. Because this FDIC investigation is at an early stage, it is premature for us to determine the effects of this investigation on our financial condition, results of operations or business position and financial statements.

While we believe we have the most comprehensive legal and other diligence processes within the industry to ensure the compliance of our marketing materials, servicing and collection practices and other program features with applicable law, the standards imposed on our business by applicable law and the regulators are at times subjective. As such, it is likely that, as part of any review by regulators from time-to-time, they will object to our marketing, servicing and collection practices, and there can be no assurance that the changes required to address concerns raised in the course of these reviews will not have a material adverse effect on our financial condition, results of operations or business.

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. In July 2006, we received notification from Maverick that it was exercising its indemnification rights with respect to approximately $386,000 of the loans that it purchased from the originating bank’s North Carolina operations.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of June 30, 2006, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (initial term expiring January 2008) and a one-year conduit securitization facility with renewal options (initial term expiring September 2006) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust (expiring January 2014); a two-year amortizing term securitization facility issued out of the Fingerhut Trust (expiring September 2007); and a one-year variable funding securitization facility issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively (expiring January 2007). While we have never triggered an early amortization within any of the series underlying our arranged securitization facilities, and do not believe that we will, we may trigger an early amortization of one or more of the outstanding series within our securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity.

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

10. Net Income Per Common Share

The following table sets forth the computation (in thousands, except per share data) of net income per common share:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$28,302	$66,532	$58,960	$115,712

Denominator:
Basic (weighted-average shares outstanding)	48,651	50,125	48,642	50,685
Effect of dilutive stock options and warrants	1,660	1,416	1,692	1,313

Diluted (adjusted weighted-average shares outstanding)	50,311	51,541	50,334	51,998

Net income per common share – basic	$0.58	$1.33	$1.21	$2.28

Net income per common share – diluted	$0.56	$1.29	$1.17	$2.23

As their effects were anti-dilutive, we excluded 520,000 stock options (including the 500,000 stock options issued in May 2006 discussed below) from the three and six months ended June 30, 2006 net income per common share calculations and 32,500 stock options from the three and six months ended June 30, 2005 net income per common share calculations. The above year-over-year comparison of net income per common share is affected by our 2006 adoption of the modified prospective application of stock option expensing under Statement No. 123(R). See Note 11, “Stock-Based Compensation,” however, for a pro–forma presentation of net income per share for the three and six months ended June 30, 2005.

11. Stock-Based Compensation

As of June 30, 2006, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation,” (“Statement No. 123(R)”) using modified prospective application. For the three and six months ended June 30, 2006, respectively, we expensed compensation costs of $438,000 and $605,000 related to our stock option plans, and we recognized income tax benefits of $68,000 and $152,000 related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table presents the effects on net income (in thousands) and net income per common share if we had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income as reported	$66,532	$115,712
Stock-based employee compensation expense determined under fair value basis, net of tax	(189)	(378)

Pro-forma net income	$66,343	$115,334

Net income per common share:
Basic—as reported	$1.33	$2.28

Basic—pro-forma	$1.32	$2.28

Diluted—as reported	$1.29	$2.23

Diluted—pro-forma	$1.29	$2.22

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on our results of operations.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of June 30, 2006:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	317,281	346,434
2000 Stock Option Plan	1,200,000	94,911	191,026
2003 Stock Option Plan	1,200,000	616,832	574,497

A summary of the status of our stock options as of June 30, 2006 and changes for the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2006	655,388	$9.44
Granted	500,000	40.99
Exercised	(36,565)	9.85
Cancelled/Forfeited	(866)	10.76

Outstanding at June 30, 2006	1,117,957	$23.53	4.0	$16,663,439

Exercisable at June 30, 2006	586,129	$8.96	1.7	$17,279,199

As of June 30, 2006, our deferred compensation costs associated with non-vested stock options were $8.6 million. We received approximately $360,000 in cash proceeds from stock option exercises during the six months ended June 30, 2006.

During the six months ended June 30, 2006, we estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below. We did not grant any options during the six months ended June 30, 2005.

Assumptions	For the Six Months Ended June 30, 2006
Fair value per share	$16.34
Dividend yield	—
Volatility factors of expected market price of stock(1)	30%
Risk-free interest rate	5.00%
Expected option term (in years)	6.0

(1)	In 2006, we began using the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption. Previously, we based expected volatility on historical stock price observations.

Restricted Share Awards

During the three and six months ended June 30, 2006, we granted 260,373 and 362,811 shares, respectively, of restricted stock under our 2004 Restricted Stock Plan with a fair value of $10.7 million and $ 14.9 million, respectively. Included within these grant amounts are 250,000 shares with a fair value of $10.2 million that we issued to our president. Our restricted share grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of June 30, 2006, our deferred compensation costs associated with non-vested restricted stock awards were $17.6 million with a weighted average remaining amortization period of 3.5 years.

12. Pending CardWorks, Inc. Acquisition

In September 2005, we entered into a Stock Purchase Agreement (the “Agreement”) with CardWorks, L.P., pursuant to which we would acquire CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. Pursuant to an agreement subsequently reached with an affiliate of Merrill Lynch in December 2005, the affiliate of Merrill Lynch acquired a 20% interest in the CompuCredit subsidiary that agreed to purchase CardWorks, Inc.

Under the Agreement with CardWorks, L.P. (as amended), the purchase price to be paid for the shares of CardWorks, Inc. is (a) $300.0 million if the closing occurs on or prior to September 1, 2006 or (b) $302.5 million if the closing occurs after September 1, 2006 but prior to October 2, 2006 (at which point the Agreement is subject to termination). The

CardWorks, Inc. acquisition is subject to customary closing conditions, including the receipt of regulatory approvals. On July 28, 2006, the FDIC announced a moratorium until January 31, 2007 on approving acquisitions of industrial loan banks that will make it unlikely that the necessary approvals will be obtained prior to October 2, 2006. We could be subject to a fee of $27.0 million if the Agreement is breached by us prior to closing; for this purpose, denial of approval for the acquisition by regulators will not be considered a breach of the agreement.

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

OVERVIEW

We provide various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Our most significant and long-standing activity within this market has been our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions. Our expanded operations now include: the purchase and recovery of previously charged-off receivables; the origination of micro-loans through various channels, including our own retail branch locations, direct marketing, telemarketing and the Internet; the purchase and servicing of consumer receivables secured by automobiles through our Auto Finance segment’s nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business; and the issuance of merchant credit products, installment loans, consumer loans secured by motorcycles, personal watercraft and all-terrain vehicles, and other credit products; the issuance of stored-value cards; and the provision of money-transfer services.

In September 2005, in furtherance of our diversification strategy, we agreed to acquire CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. An affiliate of Merrill Lynch subsequently acquired a 20% interest in the CompuCredit subsidiary that agreed to purchase CardWorks, Inc. The CardWorks, Inc. acquisition is subject to customary closing conditions, including regulatory approvals. On July 28, 2006, the FDIC announced a moratorium until January 31, 2007 on approving acquisitions of industrial loan banks that will make it unlikely that the necessary approvals will be obtained prior to October 2, 2006.

Throughout the remainder of 2006 and beyond, we expect to continue to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business, including further acquisitions of sub-prime lenders.

We remain focused on making good economic decisions that are intended to result in high returns on equity to our shareholders over a long-term horizon. While our decisions are expected to be economically sound, they may result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement No. 140. To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we may have securitization gains, which can be material. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto.

The underserved and un-banked consumer markets that we serve are heavily regulated and subject to a wide range of consumer protection laws. As such, each of our business lines is susceptible to adverse actions by regulators and adverse developments in these laws. For instance, greater restrictions on the interest rates, fees and other terms of our products—whether as a result of changes in laws, regulatory interpretations or otherwise—would adversely impact the performance of our business. Similarly, the imposition of more onerous disclosure requirements in our marketing materials might discourage potential customers from applying for new credit cards or other credit products. State regulators routinely review our practices, and the FDIC and other regulators routinely review each of the banks that issues credit cards on our behalf. It is common that the reviews of the banks include reviews of the credit card issuing and related practices of these banks (including the terms of our products), and regulators routinely make comments on our products, in response to which we adjust our marketing, servicing, collection, fee and other practices.

For example, we began a review of our minimum payment practices during the second quarter of this year in response to comments received from the FDIC, and we will be changing some of these practices over the next several quarters. Additionally, in June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve his investigation into our marketing and other materials and our servicing and collection practices. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders primarily in recognition that New York has a unique statute (New York Personal Property Law Section 413) relating to, among other things, the opening of credit card accounts. Moreover, the FDIC currently is conducting an investigation of the policies, practices and procedures that we use in connection with our principal third-party credit card originating financial institution; we are cooperating with the FDIC in the investigation.

While we believe we have the most comprehensive legal and other diligence processes within the industry to ensure the compliance of our marketing materials, servicing and collection practices and other program features with applicable law, the standards imposed on our business by applicable law and the regulators are at times subjective. As such, it is likely that, as part of any review by regulators from time-to-time, they will object to our marketing, servicing and collection practices, and there can be no assurance that the changes required to address concerns raised in the course of these reviews will not have a material adverse effect on our financial condition, results of operations or business. Moreover, adverse regulatory actions with respect to our credit card products could affect the ability or willingness of the banks that issue our products to continue or expand further their issuances of products on our behalf, thereby causing our goals to be unachievable. For additional information, please see Part II, Item 1A, “Risk Factors.”

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006, Compared to the Three and Six Months Ended June 30, 2005

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that we have not securitized in off-balance-sheet securitization transactions—principally receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The $38.5 million and $82.8 million increase when comparing the three and six months ended June 30, 2006 to the same periods during 2005, respectively, primarily is due to growth in credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the fact that we did not complete our Auto Finance segment acquisition until after the close of the first quarter of 2005. This new business line contributed $12.9 million and $24.4 million for the three and six months ended June 30, 2006, respectively, compared to $12.6 million and $12.6 million, respectively, during the same periods of 2005. Also included within total interest income (under the other category) is the interest income that we have earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust subordinated, certificated interest. Nevertheless, our other interest income levels have remained relatively consistent between 2005 and 2006 due to other bond investments (typically in bonds issued by other third-party asset backed securitizations) that we have made throughout 2005 and the first half of 2006.

We expect continued growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and within our new Auto Finance segment. Unless we securitize these receivables in off-balance-sheet arrangements, this expected growth should translate into continued growth in our total interest income.

Interest Expense. Interest expense decreased $3.5 million for the three months ended June 30, 2006 compared to the same period in the prior year due to a $11.0 million second quarter of 2005 final settlement of an obligation to a lender that financed our original equity investment in CSG, an equity-method investee. This decline was partially offset by interest expense associated with our issuance of an aggregate $550.0 million in Convertible Senior Notes in May and November of 2005 and interest expense related to our March 2006 structured financing associated with our credit card offering to consumers at the lower end of the FICO scoring range. The $5.6 million increase in interest expense for the six months ended June 30, 2006 compared to the same period in the prior year principally was due to interest expense on the Convertible Senior Notes and structured financing discussed above and to interest costs during the first quarter of 2006 associated with our April 2005 Auto Finance segment acquisition and its working capital-related debt.

Fees and other income on non-securitized earning assets. The following table details (in thousands) the components of fees and other income on non-securitized earning assets:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Retail micro-loan fees	$21,504	$18,327	$42,443	$36,204
Fees on non-securitized credit card receivables	113,772	36,613	201,123	64,917
Fingerhut receivables while on balance sheet	—	23,412	—	56,144
Investments in previously charged-off receivables	11,061	17,484	20,358	34,992
Gain on bulk sale of previously charged-off receivables	—	69,559	—	69,559
Other	(1,968)	4,709	215	7,630

Total	$144,369	$170,104	$264,139	$269,446

The decreases of $25.7 million and $5.3 million in fees and other income on non-securitized earning assets for the three and six months ended June 30, 2006, respectively, were largely attributable to:

(1)	the second quarter 2005 gain of $ 69.6 million from the bulk sale of previously charged-off receivables;

(2)	elimination of income in 2006 associated with our Fingerhut receivables (including the amortization of the associated deferred gain) of $23.4 million and $56.1 million for the three and six months ended June 30, 2005, respectively, as we securitized these receivables during the third quarter of 2005;

(3)	the decline in income within our Investments In Previously Charged-off Receivables segment of $6.4 million and $14.6 million due to the bulk sale of receivables which occurred during the second quarter of 2005; and

(4)	a decline in the market value of our investments in securities during the second quarter resulting in realized and unrealized losses of $3.1 million, offsetting realized and unrealized gains during the first quarter of $2.7 million. We generally classify our purchased debt and equity securities as trading securities that could result in future realized and unrealized gains and losses based on market conditions.

These decreases were partially offset by:

(1)	growth in fees on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which increased $77.2 million and $136.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year;

(2)	growth throughout 2006 in our Retail Micro-Loans segment, in which fees increased $3.2 million and $6.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year; and

(3)	recognition of deferred revenue associated with our bulk sale of previously charged-off receivables which contributed $2.6 million and $4.5 million for the three and six months ended June 30, 2006 with no corresponding recognition in the prior year periods.

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

The other category above includes 2005 gains on put options that we wrote on our stock in 2005, unrealized gains and losses associated with our investments in debt and equity securities that we classify as trading securities and fees associated with our stored-value card, merchant credit, on-line micro-loan, and third-party consumer finance receivable operations, none of which currently represent significant activities for us. We expect to see continued income growth within the other category, as well as within our retail micro-loans fees and fees on non-securitized credit card categories throughout 2006 and beyond.

Provision for loan losses. Our provision for loan losses increased $93.5 million and $157.2 million for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005. These increases correspond with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and our second quarter 2005 Auto Finance acquisition.

Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Although we do not expect to see any significant degradation in the credit quality of our on-balance-sheet loans and fees receivable in 2006, and while current delinquency and credit loss trends for these receivables generally look favorable on a vintage basis and with reference to our expectations, we do expect our provision for loan losses to increase throughout 2006 based on the loans and fees receivable growth that we are planning throughout the year.

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at June 30, 2006 (21.0%) is higher than it was at both March 31, 2006 (15.4%) and June 30, 2005 (9.6%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the second quarter of 2006 (18.4%) is higher than it was in both the first quarter of 2006 (13.4%) and the second quarter of 2005 (13.4%). These trends are explained principally by the following:

•	With the significant growth that we have experienced for receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, we continue to experience a mix change in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of the overall balance is comprised of these receivables. The loss rates for these receivables are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance segment and our Retail Micro-Loans segment. Based on our expectations for continued higher growth rates for these receivables, we expect some continued trending growth in these percentages over the next several quarters; and

•	Through our Other segment, we recently have begun to invest in loans and fees receivable that are secured by sports vehicles, including motorcycles, all-terrain vehicles, personal watercrafts and the like. Because this is a new asset class for us for which we do not have any direct historical loan loss experiences, and because the risk-profile of this particular asset class is different from those of our other previous underwriting endeavors, we have provided loan loss allowances associated with this new asset class that are more significant on a relative basis than the allowances that we have provided on some of our other receivables.

The following factors offset the trends noted within the above percentages:

•	Through our Auto Finance segment, which we purchased in April 2005, we acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability ($29.0 million at June 30, 2006) within accounts payable and accrued expenses on our balance sheet. Because of the level of recourse that we have back to the dealers, our credit loss rates for the Auto Finance segment are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities; and

•	We added a new category of receivables during the third quarter of 2005 within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we have not provided an allowance for these loans receivable ($33.0 million at June 30, 2006) because we do not expect to incur charge offs of these receivables in excess of the underlying credit enhancements.

Fees and other income on securitized earning assets. Fees and other income on securitized earning assets include (1) annual membership, over-limit, cash advance, returned check and other fees associated with our credit card products, (2) securitization gains, and (3) income from retained interests in credit card receivables securitized, each of which we detail (in thousands) in the following table.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Securitization gains	$3,541	$1,192	$4,404	$2,779
Income from retained interests in credit card receivables securitized	23,103	6,276	56,307	26,145
Fees on securitized receivables	18,496	15,021	34,898	31,057

Total fees and other income on securitized earning assets	$45,140	$22,489	$95,609	$59,981

The $22.7 million and $35.6 million increases in total fees and other income on securitized earning assets for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005 reflects the following positive trends:

•	higher securitization gains principally due to net growth in the receivables we have securitized into our originated portfolio master trust, a trend that we expect to continue throughout 2006 as we expect to continue to grow the receivables within our originated portfolio;

•	increased income from retained interests in credit card receivables securitized of $16.8 million and $30.2 million for the three and six month ended June 30, 2006, respectively, relative to comparable prior year periods, principally due to (a) growth and continued improvements in the credit quality and performance of our retained interests in our originated portfolio master trust and purchased portfolio trusts, (b) income from retained interests associated with the September 2005 securitization of the Fingerhut receivables and (c) the benefits of reduced charge offs associated with personal bankruptcies that were accelerated into the fourth quarter of 2005 prior to the effective date of newly enacted bankruptcy legislation and have not yet returned to levels experienced prior to this legislation; and

•	modest increases in fees on securitized receivables in 2006 relative to 2005 levels;

partially offset, however, by:

•	contraction in income from retained interests in our Embarcadero Trust securitized credit card receivables due to (a) continued reductions in managed receivables levels within the Embarcadero Trust between June 30, 2005 and June 30, 2006, and (b) the favorable first quarter of 2005 effects of purchase discounts underlying our retained interests in the Embarcadero Trust. (The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust abated significantly between June 30, 2005 and June 30, 2006; we anticipated this change as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher finance charge, late fee and principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized.)

We provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables, in our Credit Cards segment discussion below.

Servicing income. Servicing income decreased $14.1 million and $22.7 million for the three and six months ended June 30, 2006, respectively, due to receivables liquidations within our securitized purchased portfolios. Absent one or more significant credit card portfolio acquisitions in the remainder of 2006, it is likely that servicing income in 2006 will be lower than in 2005 as net growth of the serviced receivables within our originated portfolio master trust is unlikely to exceed net liquidations of the securitized acquired portfolios for which we have been engaged as servicer.

Moreover, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. We were conducting these retail micro-loan activities in four states, and earned $1.8 million and $5.5 million in servicing income from them during the three and six months ended June 30, 2006, respectively, compared to $6.9 million and $12.4 million, respectively, for the same periods in 2005. Because we have ceased these servicing operations, we expect no further servicing income associated with our Retail Micro-Loans segment throughout the remainder of 2006 and beyond. As we have converted the Retail Micro-Loans segment’s operations in one of the four affected states to a direct lending model and as we expect to convert its operations in another one of the affected states to a direct lending model in the third quarter of 2006, we expect some of this lost servicing income—albeit at substantially diminished amounts—to be replaced by lending fees, which will be reported within fees and other income on non-securitized earning assets in future quarters.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $4.6 million and $12.5 million for the three and six months ended June 30, 2006, respectively, compared to the same 2005 periods primarily due to growth in both categories as a result of our origination of new credit card accounts, including those receivables which have been sold to our originated portfolio master trust and those associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. We typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, we expect further growth in our ancillary and interchange revenue principally from our emphasis during 2006 on new account additions to replace older more stagnant accounts.

Equity in income of equity-method investees. Equity in income of equity-method investees increased $18.5 million and $25.4 million for the three and six months ended June 30, 2006, respectively, primarily due to (1) improvements in the performance of receivables associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees, and (2) the late 2005 resumption of income within our 50%-owned equity-method investee, CSG, which resulted from resumed cash flows from its underlying securitization trust after an extended several month blackout period offset by a slight decline in our 47.5%-owned equity-method investee due to an overall decline in receivables. We expect our equity-method investees to continue to contribute significantly to our equity in income of equity-method investees throughout 2006, albeit at levels that will diminish over time as we liquidate the receivables balances associated with these equity-method investees.

Total other operating expense. Total other operating expense increased by $15.6 million and $56.7 million for the three and six months ended June 30, 2006, respectively, when compared to the same periods of 2005 due to:

(1)	$3.5 million and $8.0 million respective increases in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with the acquisition of our Auto Finance segment in April 2005 and (c) additional information technology and other management personnel that we have hired associated with several new product and systems launches within our Other segment;

(2)	$4.0 million net increase in card and loan servicing expense for the six months ended June 30, 2006 due to (a) servicing costs related to growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (b) net growth in our originated portfolio master trust receivables and (c) $5.8 million of new expenses related to our Auto Finance segment, which we acquired in April 2005, all such increases being offset partially by (i) a $5.6 million decrease in servicing costs associated with our Investments in Previously Charged-Off Receivables segment as it now sells previously charged-off receivables under a 5-year forward flow contract covering up to $3.25 billion of its acquisitions of previously charged-off receivables, thereby defraying the servicing costs normally associated with collection efforts on those receivables, and (ii) diminished servicing costs associated with our acquired credit card portfolios given their continuing liquidations during 2006; (The slight decrease in card and loan servicing expense for the three months ended June 30, 2006 compared to the same period in the prior year is due primarily to a $4.3 million decrease in servicing costs associated with our Investments in Previously Charged-off Receivables segment as described above, as well as decreases in servicing costs for our acquired credit card portfolios as we continue to liquidate the related receivables; these decreases were offset partially by increased servicing costs for our originated portfolios, for which we continue to grow the related receivables balances.)

(3)	$4.5 million and $12.5 million respective increases in marketing and solicitation costs principally associated with increased marketing efforts aimed at growing account originations (a) within our originated portfolio master trust, (b) with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and (c) within our Retail Micro-Loans segment;

(4)	$1.6 million and $17.1 million, respectively, of impairment charges (including $10.5 million for goodwill impairment recorded during the first quarter 2006) within our Retail Micro-Loans segment associated primarily with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries; and

(5)	overall increases of $6.3 million and $15.1 million, respectively, in other expenses, including occupancy and related expenses, due primarily to increased costs associated with infrastructure build-out to handle (a) growth within our originated portfolio and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) the April 2005 addition of our Auto Finance segment, and (c) several new product and systems launches within our Other segment.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in the remainder of 2006, and while certain unique expenses undertaken in 2005 and the first six months of 2006 may not be repeated and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year and quarter-over-quarter comparative basis relative to 2005) based on growth that we plan to undertake.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $2.1 million, $5.5 million, $2.8 million and $12.0 million for the three and six months ended June 30, 2006 and 2005, respectively. These trends are consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries, and the resulting relative contributions of our majority-owned subsidiaries (as discussed in “Fees and other income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above.

Income taxes. Our effective tax rate was 36.0% for the three and six months ended June 30, 2006, compared to 36.5% for the three and six months ended June 30, 2005. The decrease of 0.5% in our effective tax rate between 2006 and 2005 is principally due to the favorable state income tax effects of several of our recent expansion and diversification initiatives.

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

Background

For our credit card securitizations that qualify for sale treatment under GAAP, we remove the securitized receivables from our condensed consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our managed receivables, which include our non-securitized credit card receivables and the credit card receivables underlying our off-balance-sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees and exclude minority interest holders’ shares of the receivables we manage for our majority-owned subsidiaries.

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

Managed receivables data assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loans and fees receivable (i.e., all but $532.2 million of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of June 30, 2006; (2) an understanding that our managed receivables data are based on billings and actual charge-offs as reported to us through underlying systems of record (i.e., without regard to an allowance for uncollectible receivables); (3) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; (4) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (5) recognition that our Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

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

We have typically purchased credit card receivables portfolios at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts described above. Another portion of each discount relates to the credit quality of the remaining acquired receivables, which we calculate as the difference between the face amounts of the receivables purchased (less the excluded receivables described above) and the future cash flows we expect to collect from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

We did not acquire any credit card receivables portfolios during the six months ended June 30, 2006.

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider the delinquency and charge off data reflected herein in determining our allowance for uncollectible loans and fees with respect to our non-securitized earning assets, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our condensed consolidated balance sheets. As we charge off receivables, we reflect the charge offs of non-securitized receivables within our provision for loan losses, and we reflect the charge offs of securitized receivables as an offset in determining income from retained interests in credit card receivables securitized (within fees and other income on securitized earning assets) on our condensed consolidated statements of operations.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies that we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2005) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off. It is our policy to continue to bill interest and fee income on all credit card accounts, except in limited circumstances, until the account and all related receivables, interest and other fees are charged off; while we continue these billings as noted herein, we exclude from our GAAP income and managed receivables data the interest and fee income on significantly delinquent loans and fees receivable for which we believe that collectibility is significantly in doubt on the date of billing. See the “Charge offs” discussion as well.

The following table presents the delinquency trends of the credit card receivables that we manage (dollars and accounts in thousands; % of total):

	At or for the Three Months Ended
	2006		2005				2004
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Period-end managed receivables	$2,472,122	$2,351,667	$2,317,751	$2,230,108	$2,198,703	$2,246,256	$2,166,489	$1,931,514
Period-end managed accounts	3,832	3,647	3,428	3,169	2,973	2,943	2,888	2,317
Receivables delinquent:
30 to 59 days past due	$115,441	$84,081	$93,583	$82,070	$83,175	$70,558	$80,419	$76,028
60 to 89 days past due	89,164	71,213	68,531	66,287	61,882	54,505	61,408	61,144
90 or more days past due	206,234	184,693	156,414	158,161	128,351	143,416	167,863	148,132

Total 30 or more days past due	$410,839	$339,987	$318,528	$306,518	$273,408	$268,479	$309,690	$285,304

Total 60 or more days past due	$295,398	$255,906	$224,945	$224,448	$190,233	$197,921	$229,271	$209,276

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.7%	3.6%	4.0%	3.7%	3.8%	3.1%	3.7%	3.9%
60 to 89 days past due	3.6	3.0	3.0	3.0	2.8	2.4	2.8	3.2
90 or more days past due	8.3	7.9	6.7	7.1	5.8	6.4	7.7	7.7

Total 30 or more days past due	16.6%	14.5%	13.7%	13.8%	12.4%	11.9%	14.2%	14.8%

Total 60 or more days past due	11.9%	10.9%	9.7%	10.1%	8.6%	8.8%	10.5%	10.9%

The increases in our 30-plus day delinquencies and 60-plus day delinquencies between June 30, 2005 and June 30, 2006 are largely attributable to (1) the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables, and to a much lesser extent (2) the beneficial denominator effects at June 30, 2005 of first quarter 2005 portfolio purchases (and the associated exclusion from our managed receivables data of receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables as described above). As receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance, we expect this mix change to cause further increases in our overall delinquency and charge-off levels. Additionally, given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, we can also expect some volatility in our delinquency statistics based on the timing and relative volumes of quarterly account growth underlying these receivables. Based on our analyses of vintage data, however, we are pleased with the overall credit quality of our managed receivables, including those underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and we believe that the heightened delinquency and charge-off levels associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered.

The increase in our 30-plus day delinquencies and 60-plus day delinquencies between December 31, 2005 and March 31, 2006 reflects the favorable effects that the October 17, 2005 bankruptcy law change had on December 31, 2005 delinquency levels. We support this conclusion by comparing December 31, 2005 delinquency levels with December 31, 2004 delinquency levels; notwithstanding the favorable effects of a large fourth quarter 2004 portfolio acquisition on December 31, 2004 delinquency levels, the December 31, 2005 delinquency levels are even lower than they were at December 31, 2004. Because of the October 17, 2005 bankruptcy law change, many consumers that otherwise would have been delinquent at December 31, 2005 rushed to file for bankruptcy prior to the October 17, 2005 effective date of the new bankruptcy laws; this caused these consumers’ receivables to charge off in the fourth quarter of 2005 prematurely relative to the timing of their charge off through the normal delinquency process.

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

The following table presents the charge off data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 50.0%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables, including the Fingerhut receivables while they were held on balance sheet and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range ($532.2 million face amount of receivables at June 30, 2006).

	For the Three Months Ended
	2006		2005				2004
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Average managed receivables	$2,420,272	$2,341,712	$2,256,994	$2,211,547	$2,212,378	$2,307,471	$2,039,235	$1,924,520
Gross yield ratio	34.3%	32.9%	31.1%	30.2%	29.1%	28.2%	29.3%	29.8%
Combined gross charge offs	$173,709	$129,111	$162,917	$120,989	$129,921	$117,924	$131,061	$121,498
Net charge offs	$57,572	$47,571	$75,708	$58,473	$67,602	$54,432	$58,270	$61,255
Adjusted charge offs	$51,225	$39,344	$62,078	$42,463	$44,900	$39,053	$39,899	$38,343
Combined gross charge off ratio	28.7%	22.1%	28.9%	21.9%	23.5%	20.4%	25.7%	25.3%
Net charge off ratio	9.5%	8.1%	13.4%	10.6%	12.2%	9.1%	11.4%	12.7%
Adjusted charge off ratio	8.5%	6.7%	11.0%	7.7%	8.1%	6.8%	7.8%	8.0%
Net interest margin	23.7%	25.2%	22.6%	23.3%	22.5%	21.1%	20.4%	22.4%
Other income ratio	12.4%	14.9%	12.4%	10.4%	8.6%	6.8%	5.4%	7.4%
Operating ratio	10.0%	10.7%	12.9%	9.0%	8.9%	8.6%	10.3%	8.2%

The higher gross yield ratios experienced during the three months ended June 30, 2006 and March 31, 2006 reflect interest rate increases associated with cardholder accounts. Interest rates on our credit card receivables are indexed to prime rates, which have increased along with Federal Reserve Board rate increases over the past several quarters. Factors relevant to the remaining categories in the above table include:

•	While all of our charge off levels and ratios benefit from our marketing of new accounts underlying our originated portfolio master trust, the favorable effects of these new accounts are offset by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience (a) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios, and (b) adjusted net charge off rates roughly in line with those we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios.

•	The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs that exceeded our expectations coming into the fourth quarter. This rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we experienced significantly lower bankruptcy and other delinquency charge offs than normal during the first quarter of 2006. Charge offs during the second quarter of 2006 were somewhat lower than normal as well due to the October 2005 bankruptcy law changes, but the effects of these lower charge offs were offset by increased charge offs associated with our larger fee-based credit card offering to consumers at the lower end of the FICO scoring range. We expect diminished benefits associated with the October 2005 bankruptcy law changes throughout the remainder of this year as the pace of bankruptcy filings under the new bankruptcy laws has been increasing steadily during the second quarter of 2006.

•	While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of the new accounts are offset partially by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which have lower APRs and have greater finance charge and late fee charge offs than we experience within our originated portfolio master trust and with respect to acquired receivables portfolios.

•	Our net interest margin declined between the first and second quarter of 2006 principally due to (a) diminished second quarter 2006 beneficial effects of the October 2005 bankruptcy law changes on finance charge and late fee charge offs, and (2) interest costs on $150.0 million of draws that we made in the second quarter of 2006 on the structured financing facility secured by those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

•	Our general trend line of improving net interest margins correlates with the generally favorable effects of lower finance charge and late fee charge offs associated with absolute improvements we have seen year over year in the credit quality of our securitized portfolios. This improvement in our net interest margin throughout 2005 and into 2006 also corresponds with improved gross yield ratios experienced in recent quarters, as well as higher accretable yield inclusions within the net interest margin based on the continued strength of the Fingerhut portfolio. Additionally, the October 2005 bankruptcy law changes discussed above resulted in significantly diminished first quarter 2006 and somewhat lower second quarter 2006 bankruptcy charge offs—thereby favorably influencing our net interest margin during those quarters.

•	Growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range also accounts for the increase in the combined gross charge off ratio in the second quarter of 2006 relative to the second quarter of 2005, notwithstanding that the net charge off ratio actually declined slightly in the second quarter of 2006 relative to the second quarter of 2005. While a mix change in our receivables based on disproportionately larger growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios, the fact that the ratio of principal receivables to total receivables for this category of receivables is much smaller than for our other originated and purchased credit card receivables means that our net charge off and adjusted charge off ratios are not likely to be adversely affected by the higher gross charge offs that we experience within the receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

•	Credit quality improvements within our portfolios and the pull-through effects of the October 2005 bankruptcy law changes discussed above have contributed to trending lower net charge off ratios when comparing the second quarter of 2006 to the second quarter of 2005.

•	Our second quarter of 2006 adjusted charge off ratio increased in comparison to the second quarter of 2005 ratio. While the credit quality improvements and lower bankruptcies noted above helped to keep the ratio low in the second quarter of 2006, the second quarter of 2005 benefited materially from the effects of the three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. As these acquisitions began to age through their delinquency buckets in the second quarter of 2005, we began to experience charge offs for these acquisitions for the first time, and the net charge offs associated with these acquisitions were offset by credit quality discounts in arriving at our adjusted charge offs. This caused the proportion of net charge offs to which credit quality discounts relate to actually increase (thus widening the spread between the net charge off ratio and the adjusted charge off ratio) in the second quarter of 2005. By the second quarter of 2006, the amount of the credit quality discounts that we were able to recognize had diminished, and the discounts had a much lower beneficial impact on the adjusted charge off ratio.

•	While our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range has contributed significantly to the general trend line of significantly improved other income ratios over the past several quarters, we can expect increased volatility in gross charge offs, and hence fee charge offs offsetting our other income ratio, based on the growth of this particular product offering. Such was the case between the first and second quarters of 2006. Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, charge off volatility can result based on the timing and relative volumes of quarterly account growth underlying these receivables. Based on our analyses of vintage data, however, we are pleased with the overall credit quality of these receivables, and we believe that the heightened charge-off levels associated with these receivables are reasonable based on the relative returns offered.

•	While the settlement of the assurance agreement with the New York Attorney General contributed to the increase in our operating ratio in the second quarter of 2006 relative to the second quarter of 2005, the increase is principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This disproportionately growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands) for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Unrecovered balance at beginning of period	$14,120	$16,993
Acquisitions of defaulted accounts	7,979	15,376
Cash collections	(17,346)	(35,018)
Accretion of deferred revenue associated with forward flow contract	(2,572)	(4,467)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and other income on non-securitized earning assets on our condensed consolidated statements of operations)	11,061	20,358

Balance at the end of the period	$13,242	$13,242

Estimated remaining collections (“ERC”)	$59,307	$59,307

The above table reflects our use of the cost recovery method of accounting for our investments in previously charged-off receivables. Under this method, we establish static pools consisting of homogenous accounts and receivables for each portfolio acquisition. Once we establish a static pool, we do not change the receivables within the pool. We record each static pool at cost and account for it as a single unit for payment application and income recognition purposes. Under the cost recovery method, we do not recognize income associated with a particular portfolio until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we will incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that we will charge as an operating expense without any offsetting income amounts.

Remaining after the Encore Capital transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisition and collection of Chapter 13 Bankruptcies, its balance transfer program and other previously charged-off receivables activities throughout the remainder of 2006 and beyond. Such activities will include the acquisition of previously charged-off receivables and the sale of these charge offs for a fixed sales price under its five-year forward flow contract with Encore Capital.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 40.3% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

We expect our Investments in Previously Charged-off Receivables segment to continue its revenue and income growth throughout 2006 relative to those levels experienced subsequent to a bulk sale of $2.9 billion (face amount) of previously charged-off receivables to Encore Capital in the second quarter of 2005.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. As of June 30, 2006, our Retail Micro-Loan segment subsidiaries operated a total of 512 storefront locations in 18 states, and we are in the process of transitioning the storefronts from a mono-line deferred presentment cash advance business model to a multi-product line business model.

In most of the states in which they have historically operated, our retail micro-lending subsidiaries made cash advance and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, our subsidiaries began evaluating strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina retail micro-loan subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina retail micro-loan subsidiary began pursuing a direct lending model in North Carolina in compliance with existing regulatory frameworks, as well as closing several North Carolina locations. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of these alternative lending models in both North Carolina and West Virginia, as they could not see the alternative lending products as providing acceptable long-term returns for the business. As a result, our subsidiaries began the process of exiting both of these states entirely. As of June 30, 2006, our North Carolina subsidiary had closed 14 of its original 52 branch locations and our West Virginia subsidiary had closed 2 of its original 11 branch locations. During the third quarter of 2006, our subsidiaries expect to close the remaining North Carolina and West Virginia locations and to continue to assess the profitability of alternative lending models in Arkansas and Florida, the two other states in which they previously processed and serviced micro-loans on behalf of our bank partner.

As a result of the recent changes in regulatory positions by the FDIC, the originating bank for which we serviced micro-loans in the four affected states was required to exit that business prior to May 31, 2006. Because the originating bank planned to liquidate any loans existing as of that date through a loan participation relationship that it had with Maverick Management Company LLC (“Maverick”), we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation and recorded a reserve for this amount in the first quarter of 2006. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. During July 2006, Maverick submitted an initial claim of $380,000 against this accrued indemnification liability, leaving approximately $2.4 million as an accrued liability, which we believe to be appropriate to cover additional indemnification claims expected over the next two quarters.

During the second quarter of 2006, our Retail Micro-Loans segment completed the process of converting our entire network of branches to a common information technology platform capable of supporting multiple products. We began testing this new platform in our stores during the latter half of 2005 and into 2006. Reflecting our strategy to convert our “mono-line” retail micro-loan branches into full service neighborhood financial centers, we expect our suite of products to include auto insurance, debit cards, credit cards, check cashing, money transfer, money order, amortizing installment loans and auto loans. In connection with the system conversion required to support these multiple products, our Retail Micro-Loans segment incurred additional travel, training and other operating expenses during both the first and second quarters of 2006.

During the three months ended June 30, 2006, we opened 26 branch locations, including 19 locations in the state of Texas and one store in Nevada. Including store closings in North Carolina and West Virginia, we closed 8 locations during the three months ended June 30, 2006 and 23 stores during the six months ended June 30, 2006. Our Texas micro-lending subsidiary offers and provides credit services under a credit services organization (“CSO”) program to customers who apply for micro-loans offered by NCP Finance Limited Partnership, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, our Texas subsidiary provides a letter of credit to the third party lender to secure the customer’s payment obligations in the event of a customer default. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services.

Statistical and financial metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Beginning number of locations	509	482
Acquired locations	—	40
Opened locations	26	16
Closed locations	(23)	(29)

Ending locations	512	509

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Gross retail micro-loans fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$21,504	$18,327	$42,443	$36,204
Processing and servicing revenues from FDIC-chartered bank	1,780	6,928	5,515	12,363

Total gross revenues	$23,284	$25,255	$47,958	$48,567

Income (loss) before income taxes	$(725)	$2,717	$(17,764)	$3,607

Period end loans and fees receivable, gross	$59,553	$26,596	$59,553	$26,596

Period end number of accounts	88,596	105,311	88,596	105,311

The loss before income taxes within our Retail Micro-Loans segment for the second quarter of 2006 reflects certain operating losses sustained through the continuation of unprofitable operations in North Carolina, West Virginia, Arkansas and Florida, as well as the write-off of certain intangible assets and impairment charges related to these operations ($1.6 million) and the incurrence of prepayment penalties and deferred loan cost write-offs in connection with early repayment of the Retail Mirco-Loans segment’s debt facilities in the second quarter of 2006. The loss before income taxes for the six months ended June 30, 2006 reflects certain impairment, indemnification, loan loss, and other charges of $17.1 million (including $10.5 million of associated goodwill impairment) primarily related to operating changes resulting from the FDIC’s actions in February 2006.

While the FDIC’s February 2006 actions have resulted in the losses cited above for the first two quarters of 2006, we are pleased with the revenue growth evident in our core direct storefront micro-lending operations. Excluding fees we have earned in the second quarter of 2006 associated with our lending operations pursuant to certain CSO programs initiated by other micro-loan providers during the third quarter of 2005, fees from our direct storefront operations increased from $36.2 million during the first six months of 2005 to $40.1 million during the first six months of 2006, an increase of 10.8%. We believe this growth demonstrates positive momentum and favorable operating trends in the core ongoing business of our Retail Micro-Loans segment. For the remainder of 2006, we expect the new products that we are rolling out under our multi-product line strategy to contribute to revenue growth within our Retail Micro-Loans segment, and we expect to see improved profitability, both overall and on a per store basis. Given our recent decision to exit North Carolina and West Virginia, an expected return to profitability in other states affected by the FDIC’s actions and an expected seasonal improvement during the latter half of the calendar year, we expect our Retail Micro-Loans segment to return to profitability during the second half of 2006.

Auto Finance Segment

On April 1, 2005, we acquired Wells Fargo Financial’s CAR business unit. This acquisition included all of CAR’s assets, business operations and employees for $121.5 million including transaction costs. Upon acquisition, the business unit had approximately 300 employees and $128.9 million of auto-finance-related receivables (at face, net of unearned discounts) and operated in 38 states through its 12 branches, 3 regional processing centers and a national collection center at its Lake Mary, FL headquarters.

CAR consists of a nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business, from which it purchases auto loans at a discount or services them for a fee. CAR generates revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. CAR generally earns discount income over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. In the second quarter of 2006, CAR launched a new product, Dealer Equity Advance Loan (“DEAL”), whereby CAR earns interest income on a loan made directly to the dealer. In the DEAL program, the dealer retains the responsibility for servicing the customer accounts securing our loan to the dealer. Also during the second quarter of 2006, CAR launched a contract custodial program to service smaller line of credit loan providers in the markets it services.

The number of active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which CAR is licensed. CAR certifies dealers upon their recruitment by a sales force of approximately 60 resources located strategically throughout approved territories. As of June 30, 2006, CAR operated in 45 states, and had approximately 1,300 active dealers.

During the first quarter of 2006, CAR completed a conversion from a system of record that it licensed from Wells Fargo Financial to a more robust system of record. Management expects the new system of record to support future growth through efficiencies created in the processing of new dealer relationships, new product offerings and potential portfolio acquisitions. Due to CAR’s unique product offerings and the customization required to accommodate these offerings, the system of record conversion required a significant amount of effort on the part of resources traditionally assigned to operations and sales. Most of these resources have now transitioned from work on the conversion and related post-conversion activities to efforts aimed at gaining operational efficiencies and additional market share. As such, we have seen some modest growth in gross receivables levels at June 30, 2006, relative to December 31, 2005 levels, and we expect further and more rapid growth in receivables and associated revenues throughout the remainder of 2006.

CAR also is now in the process of developing and releasing new financing products designed to complement its current product offerings. These new products could not be accommodated during the period prior to conversion while CAR was licensing the Wells Fargo Financial system of record. CAR launched the first of these new products DEAL (discussed above), in the second quarter of 2006. CAR anticipates launching a second product supported by the new system of record during the third quarter of 2006. In addition to these initiatives, the business is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base. CAR also is testing the ability to cross sell other Company subsidiaries’ products to its existing customer base.

Other Segment

Our Other segment encompasses various activities that are start-up in nature. As reflected in the financial data for the Other segment within our segment data (see Note 3, “Segment Reporting,” to our condensed consolidated financial statements included herein), we have invested significantly in a variety of start-up businesses in keeping with our diversification strategy. Moreover, as with any start-up effort, there is testing that needs to occur as we work to refine our product offerings and businesses within our Other segment. For example, we have experimented in recent months with different underwriting processes and thresholds for a variety of Internet-based micro-loan products—this all in an effort to determine the right mix of marketing costs and systems costs versus first-pay defaults. These tests and the associated charge offs of receivables generated through these tests have contributed to higher fourth quarter 2005 and first half of 2006 loan loss provisions within the Other segment.

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners have proven too great relative to the revenue potential of this product offering. As such, we recently retooled our stored-value card offering to expand the utility of the product and to focus on distribution of this product as an adjunct to certain of our credit card offerings or as an offer to consumers who come to us through Internet and other marketing channels and who may not be in a situation that currently warrants our extending credit to them through one of our lending products. Our expectations are that we can learn about the income and spending patterns of these particular stored-value card customers so that we can gradually graduate them into our credit products. We are also looking at potential out-sourcing partnerships relative to this card offering to better align ourselves within the market and to further reduce costs within this area.

Beyond our shift in focus for our stored-value card offerings, we also have turned our attention to developing an underwriting, servicing and collections platform that utilizes non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external data bases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods, and payment processing tools that are currently unique in the marketplace. We generally refer to these collective methods, models, and processes as our Market Expansion Platform (“MEP”), and we consider them proprietary in nature. To date, we have launched the Purpose Advantage charge-card program through the Discover® Network and the Imagine MasterCard credit card product utilizing the MEP, both of which are included in our Credit Card segment. We have found that the MEP has expanded the scope of consumers that we can profitably approve for these credit card products beyond what we could traditionally approve using our credit bureau-oriented underwriting models. Customers acquired to-date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP has also allowed us to market our products on the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large amounts of profitable credit card customers for us. We intend to further utilize the MEP to enter additional product lines, including installment lending, retailer financing, auto lending and consumer receivables factoring in the third and fourth quarters of this year. We also plan to utilize the MEP in the radio and television marketing channels for all of the aforementioned products.

Our Other segment also is currently building technologies to enable us to underwrite, service and collect a wide variety of third-party consumer finance receivables. With customers that we already have in place, we have begun to make some principal investments of our own in asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles, personal watercraft and the like. A significant portion of our Other segment’s provision for loan losses relates to the loans and fees receivable underlying this new category of asset-secured consumer finance receivable for us. For the time being, however, we have suspended loan originations within this asset class so that we can study the performance of these assets and our underwriting models for a few quarters to determine our further growth plans within this asset class.

Another activity currently underway within our Other segment is the development of systems, marketing materials and the infrastructure necessary to attract currently underserved or under-banked consumers to us so that we can use a centralized decision engine to determine which of our various credit products is appropriate for each consumer. Through this effort, we intend to engage in broad television and Internet advertising campaigns aimed at attracting consumers who may need credit or debit products; we also plan to partner with other providers of financial services and products and expect to earn fees through our referral of customers to these other providers.

In summary, through our Other segment activities and by employing our credit and underwriting knowledge and leveraging and improving upon an established technology infrastructure, we can continue to develop and test new credit delivery programs. We see tremendous opportunity to grow our lending businesses through the use of Internet lead generators and search engines, and we expect many of the activities supported by the Other segment to be profitable for us in 2006. As an example, our Other segment has been instrumental in our effort to marry MEP underwriting technologies with credit card product offerings. These product offerings are already generating profits for us within our Credit Cards segment, and in subsequent quarters, one can expect us to reclassify costs incurred in the latter quarters of 2005 from our Other segment to our Credit Cards segment so as to reflect a consistent matching of costs and revenues for these new products within the Credit Cards segment. The following table details (in thousands) the pre-tax losses that we have incurred for our major initiatives within the Other segment:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Stored-value card	$(2,536)	$(5,030)	$(6,496)	$(9,156)
Internet micro-loans	(2,919)	(1,736)	(6,206)	(2,956)
Centralized decision engine	(1,273)	—	(1,470)	—
Third-party receivables servicing and asset-secured consumer finance receivables	(1,932)	(766)	(4,675)	(1,196)
Other	(301)	—	(973)	—

Total	$(8,961)	$(7,532)	$(19,820)	$(13,308)

Liquidity, Funding and Capital Resources

At June 30, 2006, we had $128.1 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•	During the six months ended June 30, 2006, we generated $205.0 million in cash flow from operations, compared to $153.7 million during the six months ended June 30, 2005. The $51.3 million increase is due in part to improved cash flows associated with favorable delinquency, charge off and payment rate trends that we have seen for our credit product offerings. Additionally, the returns and cash flows that we experience with respect to our growing portfolio of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range have also contributed significantly to our improved cash flow from operations. These increases were partially offset by: (1) the $56.1 million 2005 cash flows associated with our zero-basis de-securitized Fingerhut receivables, all of which are reflected in our net income for the six months ended June 30, 2006; (2) higher 2005 income associated with our Investment in Previously Charged-Off Receivables segments collections; and (3) the receipt of $67.0 million in cash in the second quarter of 2005 under our Encore Forward Flow Contract, such cash being classified as deferred revenue on our condensed consolidated balance sheet at June 30, 2005.

•	During the six months ended June 30, 2006, we used $377.7 million of cash in investing activities, compared to using $196.5 million of cash for the six months ended June 30, 2005. This $181.2 million increase in cash used in investing activities is consistent with the significant higher investments that we are now making in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and to a lesser extent receivables within our originated portfolio master trust. This overall increase was offset somewhat by the purchase of our Auto Finance segment during the second quarter of 2005.

•	During the six months ended June 30, 2006, we generated $78.0 million in cash from financing, compared to $191.0 million during the same period in 2005. The $113.0 million decrease in cash flow provided is primarily due to our $250.0 million Convertible Senior Notes issuance during the second quarter of 2005 offset by the purchase of treasury stock during that same period as well as the debt incurred during the acquisition of our Auto Finance segment and the subsequent funding of receivables thereon, both of which occurred during the second quarter of 2005. This decrease was partially offset by $150.0 million we generated related to a structured financing within our Credit Cards segment that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and is recourse only to the underlying credit card receivables that serve as security for the facility.

In April 2006, our Retail Micro-Loans segment paid off its $40 million of term loans and its $10 million revolving credit facility. In conjunction with this transaction, we recorded a second quarter 2006 pretax charge of $791,000 for prepayment fees and to write off deferred debt issuance costs.

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables which serve as security for the facility. As of June 30, 2006, $150.0 million was outstanding under this debt facility.

As of June 30, 2006, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $529.0 million against our existing securitization facilities.

Considering all of the above factors, along with our unrestricted cash balances of $128.1 million at June 30, 2006, we now have over $650.0 million of available liquidity for use in our growth, acquisition and diversification efforts. While this level of liquidity is more than adequate to meet our operating needs throughout 2006, we have an acquisition pending (CardWorks) and expect to explore several new acquisition opportunities throughout 2006 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market. We continue to explore new sources of capital to facilitate our acquisition goals, and if market conditions are right for us, we may leverage other assets through structured finance or securitization transactions or issue other debt instruments or equity.

In May 2006, our Board of Directors authorized a new program to repurchase up to an additional 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines. As of June 30, 2006, we are authorized to purchase 4,736,105 more shares under a pre-existing plan, which expires in August 2006, and 10 million more shares under the new plan. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of June 30, 2006, we had committed total securitization facilities of $2.1 billion, of which $791.6 million had been drawn for our use outside of our securitization trusts. At June 30, 2006, the weighted-average borrowing rate on our securitization facilities was approximately 6.60%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which a substantial majority of our managed credit card receivables served as collateral as of June 30, 2006. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2006(2)	$306.0
January 2007(3)	38.1
September 2007(4)	8.4
January 2008(5)	1,000.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	194.5

Total	$2,146.0

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our condensed consolidated statements of operations or condensed consolidated balance sheet items included herein.

(2)	Represents the end of the revolving period for a $306.0 million conduit facility.
(3)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables acquired in the first quarter of 2005.
(4)	In September 2005, we securitized the Fingerhut receivables in a two-year amortizing structure.
(5)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the recently renewed two-year term and an orderly amortization of the facility at expiration.
(6)	In October 2004, we completed two new, term securitization facilities that were issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.
(7)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

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

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. As of June 30, 2006, $150.0 million was outstanding under this debt facility. There have been no other material commitments entered into since December 31, 2005.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components,” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in its application. In our Annual Report on Form 10-K for the year ended December 31, 2005, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees and goodwill and identifiable assets and impairment analyses) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 6, “Off-Balance-Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $24.19 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three and six months ended June 30, 2006 for the sublease was approximately $43,000 and $86,000, respectively.

See Note 2, “Summary of Significant Accounting Policies and Consolidated Financial Statements Components,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of the investments in previously charged-off receivables by one of our subsidiaries from trusts serviced by us.

See Note 9, “Commitments and Contingencies,” to the condensed consolidated financial statements included in this report for discussion of an indemnity agreement into which we have entered with Maverick associated with its participation in loans originated by a financial institution for which we have provided micro-loan servicing and processing services. Richard W. Gilbert, a Director on our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager.

Forward-Looking Information

We make numerous forward-looking statements throughout this report including statements with respect to our expected income, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, securitizations and gains and losses from securitizations, the impact of actions by the FDIC and other regulators on both us and the banks that issue credit cards on our behalf, account growth, performance of investments that we have made, operating expenses, the impact of the recent bankruptcy law changes, marketing plans, the profitability of our Retail Micro-Loans segment, our ability to raise funds, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities and our experimentation with new products. Frequently these statements are introduced with words such as “expect,” “likely,” “will,” “believe,” “estimate,” “project,” “anticipate,” or “predict.” Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this report.

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

As to the issue of market risk, we attempt to minimize the impact of interest rate fluctuations on net income by regularly evaluating the risk inherent within our asset and liability structure, especially our off-balance-sheet assets (such as securitized receivables) and their corresponding liabilities. The impact of interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates (including such changes that are caused by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities) and the general timing of all other cash flows. To manage our direct risk to interest rates, management actively monitors interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flows primarily by matching asset and liability repricings. There can be no assurance, however, that we will be successful in our attempts to manage such risks.

At June 30, 2006, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (8.25% at June 30, 2006), subject to interest rate floors. At June 30, 2006, $30.8 million of our total managed receivables were priced at their floor rate, of which, $16.1 million of these receivables were closed and therefore ineligible to be repriced and the remaining $14.7 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $16.1 million in closed account receivables reach their floor rate would result in an approximate $59,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $14.7 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

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

ITEM 1A. RISK FACTORS

An investment in our common stock or other securities involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. If any of the following risks develops into actual events, our business, financial condition or results of operations could be negatively affected, the market price of our common stock or other securities could decline and you may lose all or part of your investment.

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

The documents under which the securitization facilities are established provide that, upon the occurrence of certain adverse events known as early redemption events, the timing of payments to the investors could be accelerated. Early redemption events include portfolio performance triggers, the termination of the affinity agreement with Columbus Bank and Trust Company, which we refer to as CB&T, breach of certain representations, warranties and covenants, insolvency or receivership, servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In the Merrill Lynch facility, an early redemption event also may be triggered based on a total consolidated equity test or a change of control in CompuCredit. If an early redemption event occurs, principal payments would be made to investors to reduce their interests in our securitizations. As investors’ interests in our securitizations decrease, our liquidity would be negatively impacted and our financial results may suffer. We would need to obtain alternative sources of funding, and there is no certainty that we would be able to do so.

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

We Operate in a Heavily Regulated Industry.

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, our debt collection subsidiary’s charged-off receivables operations, auto finance and micro-loan activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the interpretation of, and changes in, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which we originate credit products are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, state regulators having jurisdiction over financial institutions and debt origination and debt collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, we generally are responsible for the remedies as a result of our indemnification obligations with those banks. Furthermore, negative publicity relating to the announcement of any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and raise our costs of doing business.

As discussed in more detail below, in March 2006, one of our subsidiaries stopped processing and servicing micro-loans in North Carolina in settlement of a review by the North Carolina Attorney General, and we are terminating our processing and servicing of micro-loans for third-party banks in three other states in response to a position taken with respect to banks generally by the FDIC.

In June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve an inquiry into our marketing and other materials and our servicing and collection practices, principally as a result of New York Personal Property Law Section 413. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders, which are expected to result in cash payments of no more than $2.0 million and a charge against the entire $3.2 million liability that we previously accrued for this purpose. In addition, we assured the New York Attorney General that we would not engage in certain marketing, billing, servicing and collection practices, a number of which we previously had discontinued. We also are in the process of responding to an investigation by the FDIC into our marketing and other materials and our servicing and collection practices. It is too early in the investigation to predict its outcome. If any additional deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the FDIC or any other regulator requires us to change any of our practices, as a result of this or other reviews or investigations, there can be no assurance that the correction of such deficiencies or violations, or the making of such changes, would not have a material adverse effect on our financial condition, results of operations or business.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that the issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders that is sufficient to cover over-limit, late and other fees plus 3% or 4% (depending upon the credit card product) of their outstanding balance—a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of June 30, 2006, approximately 1.6% of our accounts (representing approximately 2.9% of our receivables) were experiencing negative amortizations. In anticipation of a request by regulators or any of our issuing banks that we modify our minimum payment practices, we have commenced the process of testing alternative minimum payment, fee and other credit terms designed to prevent negative amortization. This testing will take one year or more to complete, and at the end of the testing we expect to change some of our practices. We have not, however, made any assessment of the impact of any changes on our business, although changes could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables, might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provide services in four states stopped making new loans. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products), the manner in which we market them or our servicing and collection practices. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

We may not be able to purchase charged-off receivables at sufficiently favorable prices or terms for our debt collection operations to be successful. The charged-off receivables that are acquired and serviced by Jefferson Capital Systems, LLC, our debt collection subsidiary, or sold to third parties pursuant to forward flow contracts have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged-off receivables portfolios where our projected collections or purchase price received for the sale of such charged-off receivables will exceed our acquisition costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections (or purchase price received) to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital’s profitability. The availability of charged-off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge off trends in consumer receivables, our ability to develop and maintain long-term relationships with key charged-off receivable sellers, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged-off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged-off receivables and reduce our return on such portfolios.

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

If we ever consolidate the entities that hold our receivables, the changes to our financial statements are likely to be significant. When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving. These rules at some point could be changed or interpreted in a manner that requires us to consolidate these entities. In addition, we might at some point modify how we securitize receivables, or propose modifications to existing securitization facilities, such that the consolidation of these entities could be required. If this occurred, we would include the receivables as assets on our balance sheet and also would include a loan loss reserve. Similarly, we no longer would include the corresponding retained interests as assets. There also would be significant changes to our statements of operations and cash flows. The net effect of consolidation would be dependent upon the amount and nature of the receivables at the time they were consolidated, and although it is difficult to predict the net effect of consolidation, it is likely to be material.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets) that represent sub-prime credit risks of individuals. These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At June 30, 2006, we had investments in the debt and similar securities of others of $60.5 million.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on May 9, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the board’s solicitation. The matters were submitted to a vote and the results thereof are set forth below.

(1)	Proposal to elect nine directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	49,014,680	585,496
Richard W. Gilbert	49,185,997	414,179
Richard R. House, Jr.	41,376,000	8,224,176
Gregory J. Corona	48,908,232	691,944
Frank J. Hanna, III	49,104,780	495,396
Deal W. Hudson	49,207,159	393,017
Mack F. Mattingly	49,427,404	172,772
Nicholas B. Paumgarten	41,374,178	8,225,998
Thomas G. Rosencrants	49,021,636	578,540

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
2.1	Amendment No. 4 to Stock Purchase Agreement, dated as of May 18, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	May 22, 2006, Form 8-K, exhibit 2.1

2.2	Amendment No. 5 to Stock Purchase Agreement, dated as of June 14, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	June 16, 2006, Form 8-K, exhibit 2.1

2.3	Amendment No. 6 to Stock Purchase Agreement, dated as of June 14, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	June 16, 2006, Form 8-K, exhibit 2.2

2.4	Amendment No. 7 to Stock Purchase Agreement, dated as of June 30, 2006, by and between CardWorks, L.P. and Liberty Acquisition, Inc.	July 5, 2006, Form 8-K, exhibit 2.1

3.1	Amended and Restated Bylaws of CompuCredit Corporation (As Amended Through May 9, 2006)	May 15, 2006, Form 8-K, exhibit 3.1

10.1	Restricted Stock Agreement, dated May 9, 2006, between CompuCredit Corporation and Richard House	May 15, 2006, Form 8-K, exhibit 10.1

10.2	Option Agreement, dated May 9, 2006, between CompuCredit Corporation and Richard House	May 15, 2006, Form 8-K, exhibit 10.2

10.3	Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of September 30, 2003, between Columbus Bank and Trust Company and CompuCredit Corporation	Filed herewith

10.4	First Amendment to the Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, between Columbus Bank and Trust Company and CompuCredit Corporation	Filed herewith

10.5

Amended and Restated Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of January 3, 2005, as amended and restated as of March 10, 2006, between CompuCredit Corporation and CompuCredit Funding Corp. III

Filed herewith

10.6	Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, among CompuCredit Credit Card Master Note Business Trust III, U.S. Bank National Association and CompuCredit Corporation	Filed herewith

10.7	Series 2006-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, among CompuCredit Credit Card Master Note Business Trust III, CompuCredit Corporation and U.S. Bank National Association	Filed herewith

10.8	Transfer and Servicing Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as March 10, 2006, among CompuCredit Funding Corp. III, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust III and U.S. Bank National Association	Filed herewith

10.9	Form of Note Purchase Agreement	Filed herewith

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

August 2, 2006	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)