Form 10-Q
period 2006-09-30
COMPUCREDIT CORP
filed 2006-11-06
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2006

of

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

As of November 1, 2006, 49,359,896 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $16,910 at September 30, 2006 and $12,427 at December 31, 2005)	$116,725	$240,655
Securitized earning assets	862,785	786,983
Non-securitized earning assets, net:
Loans and fees receivable, net (of $110,921 and $100,414 in deferred revenue and $163,647 and $54,240 in allowances for uncollectible loans and fees receivable at September 30, 2006 and December 31, 2005, respectively)	554,621	375,919
Investments in previously charged-off receivables	12,448	16,993
Investments in securities	161,615	75,399
U.S. government securities resale agreements	49,850	—
Deferred costs, net	28,302	31,012
Software, furniture, fixtures and equipment, net	68,076	48,383
Investments in equity-method investees	89,601	69,343
Intangibles, net	13,504	13,749
Goodwill	120,115	130,800
Prepaid expenses and other assets	26,082	31,954

Total assets	$2,103,724	$1,821,190

Liabilities
Accounts payable and accrued expenses	$100,032	$96,483
Notes payable and other borrowings	373,630	165,186
Convertible senior notes	550,000	550,000
Deferred revenue primarily from forward flow agreement	59,447	67,585
Current and deferred income tax liabilities	107,718	129,283

Total liabilities	1,190,827	1,008,537

Minority interests	41,680	45,442

Commitments and contingencies (Note 9)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 59,435,911 shares issued and 55,034,179 shares outstanding at September 30, 2006 (including 5,677,950 loaned shares to be returned); and 59,080,610 shares issued and 54,628,020 shares outstanding at December 31, 2005 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	318,520	312,752
Treasury stock, at cost, 4,401,732 and 4,452,590 shares at September 30, 2006 and December 31, 2005, respectively	(124,600)	(125,068)
Warrants	25,610	25,610
Retained earnings	651,687	553,917

Total shareholders’ equity	871,217	767,211

Total liabilities and shareholders’ equity	$2,103,724	$1,821,190

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Interest income:
Consumer loans, including past due fees	$77,003	$32,258	$195,782	$71,569
Other	9,327	2,468	18,282	8,112

Total interest income	86,330	34,726	214,064	79,681
Interest expense	(12,573)	(6,345)	(36,944)	(25,140)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	73,757	28,381	177,120	54,541
Fees and related income on non-securitized earning assets	152,188	107,886	416,327	377,332
Provision for loan losses	(135,040)	(38,330)	(340,802)	(86,848)

Net interest income, fees and related income on non-securitized earning assets	90,905	97,937	252,645	345,025
Other operating income:
Fees and related income on securitized earning assets	46,034	56,503	141,643	116,484
Servicing income	19,908	33,667	71,289	107,819
Ancillary and interchange revenues	9,857	7,325	29,095	19,327
Equity in income of equity-method investees	42,164	9,708	93,711	35,889

Total other operating income	117,963	107,203	335,738	279,519
Other operating expense:
Salaries and benefits	14,523	9,174	37,545	24,163
Card and loan servicing	65,419	55,115	191,870	177,623
Marketing and solicitation	24,966	26,748	75,692	64,954
Depreciation	7,875	4,846	22,749	13,405
Goodwill impairment	—	—	10,546	—
Other	29,082	23,617	85,386	64,533

Total other operating expense	141,865	119,500	423,788	344,678

Income before minority interests and income taxes	67,003	85,640	164,595	279,866
Minority interests	(6,363)	(2,706)	(11,829)	(14,709)

Income before income taxes	60,640	82,934	152,766	265,157
Income taxes	(21,830)	(30,271)	(54,996)	(96,782)

Net income	$38,810	$52,663	$97,770	$168,375

Net income per common share–basic	$0.80	$1.09	$2.01	$3.37

Net income per common share–diluted	$0.78	$1.05	$1.94	$3.27

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2006

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Warrants	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2005	59,080,610	$—	$312,752	$(125,068)	$25,610	$553,917	$767,211
Proceeds from stock options exercises	43,348	—	336	—	—	—	336
Use of treasury stock for stock-based compensation plans	(50,858)	—	(468)	468	—	—	—
Issuance of restricted stock	362,811	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	5,809	—	—	—	5,809
Tax benefit related to stock-based compensation plans			91				91
Net income	—	—	—	—	—	97,770	97,770

Balance at September 30, 2006	59,435,911	$—	$318,520	$(124,600)	$25,610	$651,687	$871,217

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2006	2005
Operating activities
Net income	$97,770	$168,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,749	13,405
Impairment of goodwill	10,546	—
Provision for loan losses	340,802	86,848
Amortization of intangibles	3,844	2,494
Accretion of deferred revenue	(13,356)	(21,994)
Stock-based compensation expense	5,809	2,188
Minority interest	11,829	14,709
Retained interests income and securitization gains adjustments, net	24,865	(37,603)
Unrealized gain on debt and equity securities classified as trading securities	(2,045)	(2,197)
Gain on bulk sale of receivables	—	(69,559)
Income in excess of distributions from equity-method investments	(8,215)	(16,408)
Changes in assets and liabilities, exclusive of business acquisitions:
Net increase in debt, equity and U.S. government securities classified as trading securities	(134,111)	(20,448)
Increase in uncollected fees on non-securitized earning assets	(84,708)	(25,647)
Decrease in deferred costs	2,710	3,932
(Decrease) increase in current and deferred tax liability	(21,474)	21,768
Increase in deferred revenue	5,218	74,013
Other	17,223	(4,634)

Net cash provided by operating activities	279,456	189,242

Investing activities
Investments in equity-method investees	(16,497)	(25,285)
Proceeds from equity-method investees	4,454	14,146
Investments in securitized earning assets	(1,085,442)	(927,095)
Proceeds from securitized earning assets	972,852	793,931
Investments in non-securitized earning assets	(1,584,028)	(1,033,006)
Proceeds from non-securitized earning assets	1,138,522	976,148
Acquisition of sub-prime lender’s assets	(2,643)	(134,582)
Purchases of and development of software, furniture, fixtures and equipment	(23,005)	(15,410)

Net cash used in investing activities	(595,787)	(351,153)

Financing activities
Minority interests distribution, net	(15,591)	(18,510)
Proceeds from exercise of stock options	336	3,308
Purchase of treasury stock	—	(100,134)
Proceeds from the issuance of convertible senior notes	—	250,000
Debt issuance costs	—	(10,645)
Proceeds from borrowings	287,889	125,886
Repayment of borrowings	(80,233)	(62,328)

Net cash provided by financing activities	192,401	187,577

Net (decrease) increase in cash	(123,930)	25,666
Cash and cash equivalents at beginning of period	240,655	68,240

Cash and cash equivalents at end of period	$116,725	$93,906

Supplemental cash flow information
Cash paid for interest	$32,196	$16,814

Cash paid for income taxes	$76,470	$74,985

Supplemental non-cash information
Notes payable associated with capital leases	$18,595	$5,022

Issuance of restricted stock and stock options	$23,040	$6,973

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of what our results will be for the year ending December 31, 2006. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for our year ended December 31, 2005 contained in our Annual Report on Form 10-K filed with the SEC.

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

Non-Securitized Earning Assets, Net

Non-securitized earning assets, net on our condensed consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements.

Loans and Fees Receivable, Net. Loans and fees receivable, net consist principally of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, micro-loan activities and auto finance business, none of which we have securitized in off-balance-sheet securitizations. We show these receivables net of an allowance for uncollectible loans and fees receivable. We also present loans and fees receivable net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued) and principal balances. The fees associated with this product offering include activation, annual, monthly maintenance, over-limit, cash-advance and returned-check fees. We recognize both activation and annual fees over a twelve-month period (i.e., the year to which they apply), while we recognize all other fees when assessed to cardholders. The loans and fees receivable associated with our micro- loan activities include principal balances and associated fees due from customers, such fees being recognized as earned—generally over a two-week period. Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers which we recognize over the life of each loan.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect. Both loans and fees receivable, gross and the allowance for uncollectible loans and fees receivable exclude, however, any finance charges and fees that were billed on late-stage delinquent receivables (i.e., those more than 90 days delinquent) for which we concluded at the time of billing that collections were unlikely; all such amounts are not accrued into income or the underlying loans and fees receivable, gross balances. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following: historical loss rates; current delinquency and roll rate trends; vintage analyses based on the number of months an account is open; the forecasted effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary and to evaluate using look-back methodologies the propriety of prior reported allowance levels.

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2005	Additions	Subtractions	Balance at September 30, 2006
Loans and fees receivable, gross	$530.6	$1,876.5	$(1,577.9)	$829.2
Deferred revenue	(100.4)	(142.5)	132.0	(110.9)
Allowance for uncollectible loans and fees receivable	(54.3)	(340.8)	231.4	(163.7)

Loans and fees receivable, net	$375.9	$1,393.2	$(1,214.5)	$554.6

Subtractions from the allowance for uncollectible loans and fees receivable in the above table are net of $6.7 million in recoveries on loans and fees receivable previously charged off. Recoveries on loans and fees receivable typically have represented less than 1% of average loans and fees receivable, gross balances.

We include interest income associated with loans and fees receivable in interest income under the consumer loans, including past due fees category on our accompanying condensed consolidated statements of operations. Additionally, we reflect $135.7 million, $381.1 million, $70.9 million and $174.8 million of fee income associated with these loans and fees receivable for the three and nine months ended September 30, 2006 and 2005, respectively, in fees and related income from non-securitized earning assets on our condensed consolidated statements of operations. As of September 30, 2006, the weighted-average remaining accretion period for the $110.9 million of deferred revenue reflected in the above table was 9.1 months; deferred revenue associated with any accounts that may charge off in the future is not accreted into revenue after the charge-off date.

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	Three Months Ended	Nine Months Ended
Unrecovered balance at beginning of period	$13,242	$16,993
Acquisitions of defaulted accounts	9,505	24,881
Cash collections	(18,757)	(53,775)
Accretion of deferred revenue associated with forward flow contract	(3,871)	(8,338)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	12,329	32,687

Balance at September 30, 2006	$12,448	$12,448

Estimated remaining collections (“ERC”)	$62,678	$62,678

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

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

previously charged-off receivables from trusts, the receivables of which are serviced by us, and certain previously charged-off receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies, which constitute the majority of accounts retained after sales under the forward flow contract. We anticipate collecting approximately 39.9% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We purchase these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 7, “Notes Payable, Other Borrowings and Convertible Senior Notes.” We generally classify our purchased debt and equity securities as trading securities. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values of our investments in debt and equity securities (in thousands) are as follows:

	Balance at September 30, 2006	Balance at December 31, 2005
Held to maturity:
Investments in debt securities of equity-method investees	$11,948	$12,039
Trading:
Investments in equity securities	4,566	5,000
Investments in asset-backed securities	145,101	58,360

Total investments in debt and equity securities	$161,615	$75,399

Our investments in asset-backed securities include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), and CMOs (Collateralized Mortgage Obligations).

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) annual membership, over-limit, cash-advance, returned-check and other fees associated with our securitized credit card receivables, (2) securitization gains and (3) income from retained interests in credit card receivables securitized, each of which is detailed (in thousands) in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Securitization gains	$929	$34,018	$5,333	$36,797
Income from retained interests in credit card receivables securitized	38,615	18,081	116,360	64,399
Fees on securitized receivables	6,490	4,404	19,950	15,288

Total fees and related income on securitized earning assets	$46,034	$56,503	$141,643	$116,484

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as revenue when charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables into revenue on a straight-line basis over the cardholder privilege period, which is twelve months. We amortize direct receivables origination costs against fee income. See Note 6, “Off-Balance-Sheet Arrangements,” for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interest valuations).

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (3) income associated with our Fingerhut receivables during periods in which we have held them on balance sheet; (4) income associated with our investments in previously charged-off receivables; (5) gain associated with our bulk sale of previously charged-off receivables; (6) transaction and other fees associated with our stored-value card offering; and (7) gains and losses associated with our investments in securities.

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Retail micro-loan fees	$26,811	$22,510	$69,254	$58,714
Fees on non-securitized credit card receivables	106,937	47,662	308,060	112,579
Fingerhut receivables while on balance sheet	—	28,350	—	84,494
Investments in previously charged-off receivables	12,329	6,628	32,687	41,620
Gain on bulk sale of previously charged-off receivables	—	—	—	69,559
Other	6,111	2,736	6,326	10,366

Total fees and related income on non-securitized earning assets	$152,188	$107,886	$416,327	$377,332

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

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”). Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We will adopt Interpretation No. 48 by adjusting our tax liabilities and retained earnings as of our required January 1, 2007 adoption date. Although not reasonably estimable at this time, we currently are assessing the impact of this Interpretation on the reporting within our financial statements of tax liabilities related to current and future tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and its related interpretive accounting pronouncements and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of this Statement. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning January 1, 2008. Although not reasonably estimable at this time, we currently are evaluating the effects that the adoption of Statement No. 157 could have on our consolidated results of operations, financial position and cash flows.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 states that a registrant should quantify the effect of an error on the financial statements using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have evaluated the effects of SAB No. 108, and we do not expect any material effects associated with its adoption.

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

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$43,464	$12,944	$23,883	$9,259	$1,355	$90,905

Total other operating income	$117,287	$142	$325	$209	$—	$117,963

Income (loss) before income taxes	$52,437	$8,864	$3,279	$2,590	$(6,530)	$60,640

Loans and fees receivable, gross	$586,294	$—	$86,073	$145,718	$11,104	$829,189

Loans and fees receivable, net	$348,685	$—	$76,879	$120,681	$8,376	$554,621

Total assets	$1,656,940	$28,705	$219,619	$164,025	$34,435	$2,103,724

Nine months ended September 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$136,269	$33,277	$55,840	$27,142	$117	$252,645

Total other operating income	$328,942	$311	$5,840	$620	$25	$335,738

Income (loss) before income taxes	$166,272	$20,705	$(14,485)	$6,624	$(26,350)	$152,766

Loans and fees receivable, gross	$586,294	$—	$86,073	$145,718	$11,104	$829,189

Loans and fees receivable, net	$348,685	$—	$76,879	$120,681	$8,376	$554,621

Total assets	$1,656,940	$28,705	$219,619	$164,025	$34,435	$2,103,724

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three months ended September 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$66,266	$6,628	$16,607	$8,675	$(239)	$97,937

Total other operating income	$99,443	$2,279	$5,481	$—	$—	$107,203

Income (loss) before income taxes	$84,303	$5,047	$2,953	$2,006	$(11,375)	$82,934

Loans and fees receivable, gross	$229,802	$—	$49,308	$150,756	$1,314	$431,180

Loans and fees receivable, net	$137,277	$—	$42,941	$122,722	$704	$303,644

Total assets	$1,104,905	$36,347	$187,565	$168,807	$10,064	$1,507,688

Nine months ended September 30, 2005	Credit Cards	Investments in Previously Charged-Off Receivables (1)	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$169,033	$111,179	$45,619	$18,228	$966	$345,025

Total other operating income	$257,360	$4,315	$17,844	$—	$—	$279,519

Income (loss) before income taxes	$188,596	$89,705	$6,560	$4,979	$(24,683)	$265,157

Loans and fees receivable, gross	$229,802	$—	$49,308	$150,756	$1,314	$431,180

Loans and fees receivable, net	$137,277	$—	$42,941	$122,722	$704	$303,644

Total assets	$1,104,905	$36,347	$187,565	$168,807	$10,064	$1,507,688

(1)	Net interest income, fees and related income on non-securitized earning assets includes $69.6 million of gain on the bulk sale of previously charged off receivables.

4. Treasury Stock

In May 2006, our Board of Directors authorized a new program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines. As of September 30, 2006, we are authorized to purchase 10 million shares under this plan.

At our discretion, we use treasury shares to satisfy option exercises and restricted stock grants, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three and nine months ended September 30, 2006, we reissued 6,783 and 50,858 treasury shares at an approximate cost of $113,000 and $468,000, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan.

5. Investments in Equity-Method Investees

In July 2006, we purchased an additional 11.25% interest in CSG, LLC (“CSG”) for $16.5 million, thereby increasing our ownership interest to 61.25%. Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Subsidiaries) this entity, and we will continue to account for our CSG investment using the equity method of accounting. A $14.0 million premium paid for this 11.25% interest will be recovered against the earnings of CSG’s underlying assets over their remaining lives.

As of September 30, 2006, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets. In the third quarter of 2006, Transistor completed the sale of its credit card receivables pursuant to a Statement No. 140 transfer in exchange for a subordinated interest in a trust, thereby resulting in a securitization gain of $36.2 million, of which 33.3% or $12.1 million is included in our equity in income of equity-method investees.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of September 30, 2006	As of December 31, 2005
Securitized earning assets	$179,998	$73,020

Non-securitized earning assets, net	$—	$556,930

Total assets	$189,157	$651,402

Total liabilities	$9,904	$474,509

Members’ capital	$179,253	$176,893

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net interest income, fees and related income on non-securitized earning assets	$12,613	$15,216	$88,399	$44,654

Fees and related income on securitized earning assets	$89,351	$13,070	$141,036	$56,130

All other operating income	$93,434	$21,697	$153,707	$75,093

Net income	$100,394	$26,233	$222,035	$89,442

6. Off-Balance-Sheet Arrangements

With the exception of our credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and accounts participating in or acquired in connection with our debt collection subsidiary’s balance transfer program, we securitize substantially all of our credit card receivables originated on a daily basis under our third-party financial institution relationships (the “originated portfolio”). We transfer these securitized credit card receivables to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, in various prior year transactions, the latest of which was during the first quarter of 2005, we have acquired receivables from third parties and subsequently securitized them.

Our only interest in the credit card receivables we securitize is in the form of retained interests in the securitization trusts. GAAP requires us to treat our transfers to the securitization trusts as sales and to remove the receivables from our condensed consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes (in thousands) our securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Gross amount of receivables securitized at period end	$1,671,143	$1,649,550	$1,671,143	$1,649,550

Proceeds from collections reinvested in revolving-period securitizations	$286,908	$275,484	$889,640	$780,128

Excess cash flows generated on securitized receivables	$66,672	$63,645	$203,254	$185,351

Securitization gains	$929	$34,018	$5,333	$36,797
Income from retained interests in credit card receivables securitized	38,615	18,081	116,360	64,399
Fees on securitized receivables	6,490	4,404	19,950	15,288

Total fees and related income on securitized earning assets	$46,034	$56,503	$141,643	$116,484

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

The measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Using the cash-out method, we record the future cash flows (including the release of any cash related to credit enhancements) at a discounted value. We discount the cash flows based on the timing of when we expect to receive the cash flows. We base the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within 30 days of verification.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our condensed consolidated balance sheets) include the following (in thousands):

	September 30, 2006	December 31, 2005
Interest only (“I/O”) strip	$70,787	$70,843
Accrued interest and fees	16,353	13,412
Servicing liability	(9,107)	(583)
Amounts due from securitization	10,284	8,965
Fair value of retained interests	774,468	694,346

Securitized earning assets	$862,785	$786,983

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

Changes in any of the assumptions used to value our retained interests in our securitizations could impact our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	September 30, 2006	December 31, 2005	September 30, 2005
Net collected yield (annualized)	25.4%	29.8%	30.0%
Payment rate (monthly)	6.9	6.7	6.6
Expected principal credit loss rate (annualized)	11.5	14.2	14.1
Residual cash flows discount rate	14.2	13.6	14.5
Servicing liability discount rate	14.0	14.0	14.0

During the three months ended September 30, 2006, we re-aligned our net collected yield and expected principal credit loss rate assumptions to better reflect the specific categories of expected returns on our retained interests. In prior periods, these two revised assumptions represented gross billed yield (exclusive of certain fees earned on securitized receivables) and expected credit loss rates (which were inclusive of expected losses of both billed yield and principal), respectively. Accordingly, the effects of this re-alignment were to reduce the yield used in our Statement No. 140 models to reflect only those cash flows associated with yield that we expect to collect, as well as to correspondingly reduce our expected credit loss rate to reflect only the principal losses we expect to incur. These generally offsetting changes in our assumptions (when netted with similar changes made by our 47.5%-owned equity-method investee) contributed $4.4 million to our after-tax net income for the quarter ended September 30, 2006.

The slight variability in the residual cash flows discount rates reflects increases throughout 2006 in the LIBOR interest rate index underlying our asset-backed securitization facilities and those in the market generally, continued tightening of spreads above LIBOR interest indices that we and others have experienced with respect to asset-backed securitization debt, and some modest fluctuations in collateral enhancement levels over the past year (e.g., higher excess collateral within our securitization trusts at December 31, 2005 than at both September 30, 2005 and 2006). Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures. Relative to prior years, we are now intentionally and significantly over collateralized, thereby resulting in a lower than historically normal residual cash flows discount rate; investors today would require a much reduced investment return on the retained interests within our originated portfolio master trust because of its currently over collateralized position.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following illustrates the hypothetical effect on the September 30, 2006 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Net collected yield (annualized)	25.4%
Impact on fair value of 10% adverse change	$(36,139)
Impact on fair value of 20% adverse change	$(70,340)
Payment rate (monthly)	6.9%
Impact on fair value of 10% adverse change	$(1,929)
Impact on fair value of 20% adverse change	$(3.479)
Expected principal credit loss rate (annualized)	11.5%
Impact on fair value of 10% adverse change	$(13,101)
Impact on fair value of 20% adverse change	$(26,202)
Residual cash flows discount rate	14.2%
Impact on fair value of 10% adverse change	$(5,811)
Impact on fair value of 20% adverse change	$(11,528)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(51)
Impact on fair value of 20% adverse change	$(102)

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

	September 30, 2006	December 31, 2005
Total managed principal balance	$1,512,590	$1,522,285
Total managed finance charge balance	158,553	145,737

Total managed receivables	$1,671,143	$1,668,022

Receivables delinquent — 60 or more days	$159,063	$128,706

Net charge offs for the three months ended	$35,682	$59,522

7. Notes Payable, Other Borrowings and Convertible Senior Notes

As of September 30, 2006, we had total notes payable and other borrowings of $373.6 million and Convertible Senior debt of $550.0 million, compared to $165.2 million and $550.0 million, respectively, at December 31, 2005. As of September 30, 2006, our notes payable and other borrowings balances (in millions), interest rates and maturities were as follows:

	Amount Outstanding	Interest Rate	Maturity Date
Notes payable:
Structured financing within our Credit Cards segment	$150.0	7.1%	March 2008
Structured financing within our Auto Finance segment	75.3	9.4%	April 2007
Certain vendor-financed acquisitions of software and equipment	18.6	2% to 7%	October 2006 – August 2009
Seller note within our Retail Micro-Loans segment	5.0	10.0%	August 2007
Note payable to Cards, Inc	0.8	0.0%	January 2007
Repurchase agreements	73.8	5.87%	October 2006

Total notes payable	$323.5
Other borrowings:
U.S. government securities sold not yet purchased	50.1	5.0%	June 2008 – August 2016

Balance as of September 30, 2005	$373.6

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. In September, we increased the size of this facility to $350.0 million, improved advance rates and pricing, as well as extended the maturity to March 2008. This $350.0 million debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. As of September 30, 2006, only $150.0 million was outstanding under this debt facility as noted in the above table.

In April 2006, our Retail Micro-Loans segment paid off $40.0 million of term loans and a $10.0 million revolving credit facility. In conjunction with this transaction, we recorded in the second quarter of 2006 a pre-tax charge of $791,000 for prepayment penalties and the write-off of deferred debt issuance costs.

In August 2006, we purchased the then outstanding minority interest of our consolidated subsidiary, Cards, LLC, our merchant credit program provider. The consideration for this purchase was $3.8 million, which included a note payable of $800,000 and a contingent liability of $1.2 million related to the achievement of expected future operating volumes.

The repurchase agreements relate to our investments in debt securities, are made through a wholly owned subsidiary and are recourse only to the specific debt security investments underlying each individual repurchase agreement..

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

During February 2006, we learned from our principal Retail Micro-Loans segment bank partner that the FDIC had effectively asked insured financial institutions to cease deferred-presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities directly affected our micro-loan subsidiaries’ ability to continue operating as a processing and servicing agent in four states. In response to the FDIC’s actions, our subsidiaries began, in February, to evaluate strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing the branch locations within the four affected states. As a result of these events, we conducted an assessment of the fair value of our Retail Micro-Loans segment using, in accordance with Statement No. 142, a combination of the expected present value

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of future cash flows associated with the business (excluding potential cash flows from the States of North Carolina, West Virginia and Arkansas) and prices of comparable businesses. Based on this assessment, we recorded during the first quarter of 2006 a goodwill impairment charge of $10.5 million to report properly goodwill at its fair value. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of alternative lending models in both North Carolina and West Virginia, as they did not view the alternative lending products as providing acceptable long-term returns for the business. During the third quarter of 2006, our subsidiaries completed the process of exiting both of these states entirely. As of September 30, 2006, our North Carolina subsidiary had closed all of its original 52 branch locations and our West Virginia subsidiary had closed all of its original 11 branch locations. In Arkansas, we began offering loans directly to customers under an alternative lending model, in compliance with state regulations. This alternative lending model has been well-received by our customers, and, during the third quarter of 2006, we succeeded in returning our Arkansas operations to profitability. In Florida, the fourth state in which we previously processed and serviced micro-loans on behalf of our bank partner, we are continuing to pursue an alternative lending model. During the third quarter of 2006, we continued to sustain operating losses in Florida as we continued to await licensing approval from the State of Florida’s Office of Financial Regulation. This licensing approval in Florida was received in October 2006. As a result, we expect the financial performance of our Florida Retail Micro-Loans operations to improve during the latter half of the fourth quarter of 2006, and we expect these operations to return to profitability in 2007.

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the nine months ended September 30, 2005 and 2006 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2005	$108,501	$22,160	$139	$130,800
Impairment loss	(10,546)	—		(10,546)
Purchase accounting adjustments during the year	—	—	(139)	(139)

Balance as of September 30, 2006	$97,955	$22,160	$—	$120,115

Intangible Assets

As of September 30, 2006, we had $3.2 million of intangible assets that we determined had an indefinite benefit period, compared to $4.1 million as of December 31, 2005. During the second quarter of 2006, we wrote off approximately $819,000 of impaired intangible assets that were originally determined to have an indefinite benefit period. As part of our preliminary purchase price allocation for the purchase of the then remaining minority interest in Cards, LLC in August 2006, we recorded $3.6 million of intangible assets subject to amortization related to customer relationships and intellectual property. The net unamortized carrying amount of intangible assets subject to amortization was $10.3 million as of September 30, 2006 and $9.6 million as of December 31, 2005. Intangible asset-related amortization expense, including the approximately $819,000 impairment charge, was $1.1 million and $3.8 million for the three and nine months ended September 30, 2006, respectively, and $892,000 and $2.5 million for the three and nine months ended September 30, 2005, respectively.

9. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $2.0 billion at September 30, 2006 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through majority-owned subsidiaries and equity-method investees, we entered into guarantee agreements whereby we have agreed to guarantee the purchase of additional interests in

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our majority-owned subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2006, none of our majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of September 30, 2006, the maximum amount of our collective guarantees related to all of these majority-owned subsidiaries and equity-method investees was $393.4 million. In general, this aggregate contingency amount will decline as the amounts of credit available to cardholders for future purchases declines. The portfolios of all these majority-owned subsidiaries and equity-method investees have declined and we expect them to continue to decline as we expect payments to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees, but we will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $96.2 million. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $13.1 million as of September 30, 2006.

Also under the agreements with our third-party originating financial institutions, we have agreed to indemnify the financial institutions for certain costs associated with the financial institutions’ card issuance and other lending activities on our behalf. Our indemnification obligations generally are limited to instances in which we either (1) have been afforded the opportunity to defend against any potentially indemnifiable claims or (2) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims.

In June 2006, we entered into an assurance agreement with the New York Attorney General to resolve his investigation into our marketing and other materials and our servicing and collection practices. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders in recognition that New York has a unique statute (New York Personal Property Law Section 413) relating to, among other things, the opening of credit card accounts. We completed substantially all of these refunds in the third quarter of 2006, generally by providing credits to the affected consumers’ accounts. Some of these credits related to revenues that were deferred on our consolidated balance sheet, some of these credits related to credit card receivables that were charged off in amounts in excess of the credits provided, and some of these credits were charged against our allowance for uncollectible loans and fees receivable. In the fourth quarter of 2005, we accrued a $3.2 million liability, which reflected our estimate at that time of the probable remaining liability after the offsets described above. Additionally, we accrued during the second quarter of 2006 another $1.8 million, thereby bringing our total accrued liability to $5.0 million as of June 30, 2006; we experienced no material variance against this liability when it was substantially relieved during the third quarter of 2006 through our providing substantially all of the agreed upon credits to our customers.

In light of the nature of our business—providing credit to underserved and un-banked consumers—regulatory reviews by state and federal authorities are common. For instance, the FDIC currently is conducting an investigation of the policies, practices and procedures that we have used in connection with our longest standing third-party credit card originating financial institution relationship; we are cooperating with the FDIC in the investigation. It is premature for us to determine the effects of this investigation on our financial condition, results of operations or business position and financial statements. While we believe we have the most comprehensive legal and other diligence processes within the industry to ensure the compliance of our marketing materials, servicing and collection practices and other program features with applicable law, the standards imposed on our business by applicable law and the regulators are at times subjective. As such, it is likely that, as part of any review by regulators from time-to-time, they will object to our marketing, servicing and collection practices, and there can be no assurance that the changes required to address concerns raised in the course of these reviews will not have a material adverse effect on our financial condition, results of operations or business.

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. To date, we have received notification from Maverick that it was exercising its indemnification rights with respect to approximately $386,000 of the loans that it purchased from the originating bank’s operations.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of September 30, 2006, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (initial term expiring January 2008) and a one-year conduit securitization facility with renewal options (initial term expiring September 2006) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of the Embarcadero Trust (expiring January 2014); a two-year amortizing term securitization facility issued out of the Fingerhut Trust (expiring September 2007); and a one-year variable funding securitization facility issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively (expiring January 2007). While we have never triggered an early amortization within any of the series underlying our arranged securitization facilities and do not believe that we will, we may trigger an early amortization of one or more of the outstanding series within our securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity.

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

10. Net Income Per Common Share

The following table sets forth the computation (in thousands, except per share data) of net income per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$38,810	$52,663	$97,770	$168,375

Denominator:
Basic (weighted-average shares outstanding)	48,742	48,524	48,725	49,930
Effect of dilutive stock options and warrants	1,280	1,754	1,582	1,520

Diluted (adjusted weighted-average shares outstanding)	50,022	50,278	50,307	51,450

Net income per common share – basic	$0.80	$1.09	$2.01	$3.37

Net income per common share – diluted	$0.78	$1.05	$1.94	$3.27

As their effects were anti-dilutive, we excluded 519,000 and 520,000 stock options, respectively, (including the 500,000 stock options issued in May 2006 discussed below) from the three and nine months ended September 30, 2006 net income per common share calculations and 26,000 and 25,000 stock options, respectively, from the three and nine months ended September 30, 2005 net income per common share calculations. The above year-over-year comparison of net income per common share is affected by our 2006 adoption of the modified prospective application of stock option expensing under Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation, (“Statement No. 123(R)”). See Note 11, “Stock-Based Compensation,” however, for a pro–forma presentation of net income per share for the three and nine months ended September 30, 2005.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Stock-Based Compensation

As of September 30, 2006, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective application. For the three and nine months ended September 30, 2006, respectively, we expensed compensation costs of $566,000 and $1,171,000 related to our stock option plans. For the three and nine months ended September 30, 2006, respectively, we recognized income tax charges to additional paid-in capital of $61,000 and income tax benefits within additional paid-in capital of $91,000, respectively, related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table presents the effects on net income (in thousands) and net income per common share if we had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income as reported	$52,663	$168,375
Stock-based employee compensation expense determined under fair value basis, net of tax	(188)	(566)

Pro-forma net income	$52,475	$167,809

Net income per common share:
Basic—as reported	$1.09	$3.37

Basic—pro-forma	$1.08	$3.36

Diluted—as reported	$1.05	$3.27

Diluted—pro-forma	$1.04	$3.26

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on our results of operations.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of September 30, 2006:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	351,434
2000 Stock Option Plan	1,200,000	92,911	186,326
2003 Stock Option Plan	1,200,000	616,832	573,414

A summary of the status of our stock options as of September 30, 2006 and changes for the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2006	655,388	$9.44
Granted	500,000	40.99
Exercised	(43,348)	9.67
Cancelled/Forfeited	(866)	10.76

Outstanding at September 30, 2006	1,111,174	$23.67	3.79	$7,244,722

Exercisable at September 30, 2006	589,513	$9.07	1.44	$12,388,888

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2006, our deferred compensation costs associated with non-vested stock options were $8.0 million. We received approximately $336,000 in cash proceeds from stock option exercises during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, we estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below. We did not grant any options during the nine months ended September 30, 2005.

Assumptions	For the Nine Months Ended September 30, 2006
Fair value per share	$16.34
Dividend yield	—
Volatility factors of expected market price of stock(1)	30%
Risk-free interest rate	5.0%
Expected option term (in years)	6.0

(1)	In 2006, we began using the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption. Previously, we based expected volatility on historical stock price observations.

Restricted Share Awards

During the three months ended September 30, 2006, we did not grant any shares of restricted stock under our 2004 Restricted Stock Plan. During the nine months ended September 30, 2006, we granted 362,811 shares of restricted stock under our 2004 Restricted Stock Plan with a fair value of $14.9 million. Included within these grant amounts are 250,000 shares with a fair value of $10.2 million that we issued to our president. Our restricted share grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of September 30, 2006, our deferred compensation costs associated with non-vested restricted stock awards were $15.9 million with a weighted average remaining amortization period of 3.4 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. During the nine months ended September 30, 2006, we issued shares in subsidiaries resulting in deferred compensation of $3.0 million. This compensation cost will be amortized commensurate with the applicable vesting period, a weighted average remaining vesting period of 4.5 years as of September 30, 2006.

12. Pending CardWorks, Inc. Acquisition

In September 2005, we entered into a Stock Purchase Agreement (the “Agreement”) with CardWorks, L.P., pursuant to which we would acquire CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. Pursuant to an agreement subsequently reached with an affiliate of Merrill Lynch in December 2005, the affiliate of Merrill Lynch acquired a 20% interest in the CompuCredit subsidiary that agreed to purchase CardWorks, Inc. The CardWorks, Inc. acquisition was subject to customary closing conditions, including the receipt of regulatory approvals. On July 28, 2006, the FDIC announced a moratorium until January 31, 2007 on approving acquisitions of industrial loan banks, which made it impossible for us to obtain the necessary regulatory approvals prior to the October 2, 2006 contract expiration date. As such, this contract expired on October 2, 2006, and the expiration of this contract did not result in our incurrence of any liabilities for break-up or other fees. We have not, however, withdrawn our application to acquire Merrick Bank Corporation and intend to resume acquisition discussions with CardWorks, Inc. when and if the application is approved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included therein and our Annual Report on Form 10-K for the year ended December 31, 2005 where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.

OVERVIEW

We provide various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, as well as to “un-banked” consumers. Our most significant and long-standing activity within this market has been our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both our originated accounts and our portfolio acquisitions. In addition to these credit card-related activities, our expanded operations now include: the purchase and recovery of previously charged-off receivables; the origination of micro-loans through various channels, including our own retail branch locations, direct marketing, telemarketing and the Internet; the purchase and servicing of consumer receivables secured by automobiles through our Auto Finance segment’s nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business; the origination of consumer loans secured by motorcycles, personal watercraft and all-terrain vehicles; the issuance of merchant credit products, installment loans and other credit products; the issuance of stored-value cards; and the provision of money-transfer, bill presentment and other financial services. Throughout the remainder of 2006 and beyond, we expect to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business, including further acquisitions of sub-prime lenders.

We remain focused on making good economic decisions that are intended to result in high returns on equity to our shareholders over a long-term horizon. While our decisions are expected to be economically sound, they may result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement No. 140. To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we may have securitization gains, which can be material. For further discussion of our historic results and the effects of securitization accounting on these results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto.

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

For example, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of this year we began a review of our practices in this area. As a result of this review, commencing during the third quarter we discontinued billing finance charges and fees on substantially all credit card accounts once they become over 90 days delinquent. With respect to all of our on-balance-sheet credit card receivables, we previously did not accrue billed finance charges and fees on these delinquent credit card accounts into income, nor did we factor them into our determination of net interest margin and other income ratios for our managed receivables. This change did have a modest adverse effect, however, on our third quarter net interest margin and other income ratios associated with our securitized managed receivables, and we expect it to have an adverse net effect on our net interest margin and other income ratios associated with our securitized managed receivables during the next two quarters. Thereafter, however, we expect this change to positively impact our net interest margin and other income ratios associated with our securitized managed receivables because we no longer will experience any charge offs of finance charges and fees no longer billed on these delinquent accounts. We continue to test and explore other potential changes to our practices concerning minimum payments and negative amortization, some of which may adversely affect our future performance.

Also, in June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve his investigation into our marketing and other materials and our servicing and collection practices. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders primarily in recognition that New York has a unique statute (New York Personal Property Law Section 413) relating to, among other things, the opening of credit card accounts. Moreover, the FDIC currently is conducting an investigation of the policies, practices and procedures that we use in connection with our longest standing third-party credit card originating financial institution relationship; we are cooperating with the FDIC in the investigation.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006, Compared to the Three and Nine Months Ended September 30, 2005

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that we have not securitized in off-balance-sheet securitization transactions—principally receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The $51.6 million and $134.4 million increase when comparing the three and nine months ended September 30, 2006 to the same periods during 2005, respectively, primarily is due to growth in credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, as well as the fact that we did not complete our Auto Finance segment acquisition until after the close of the first quarter of 2005. This new business line contributed $13.3 million and $37.7 million for the three and nine months ended September 30, 2006, respectively, compared to $12.5 million and $25.1 million, respectively, during the same periods of 2005. Also included within total interest income (under the other category) is the interest income that we have earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust subordinated, certificated interest. Nevertheless, our other interest income levels have remained relatively consistent between 2005 and 2006 due to other bond investments (typically in bonds issued by other third-party asset-backed securitizations) that we made throughout 2005 and thus far in 2006.

We expect continued growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and within our Auto Finance segment. Unless we securitize these receivables in off-balance-sheet arrangements, this expected growth should translate into continued growth in our total interest income.

Interest Expense. Interest expense increased $6.2 million for the three months ended September 30, 2006 compared to the same period in the prior year principally due to interest expense associated with our issuance of $300.0 million in Convertible Senior Notes in November of 2005 and interest expense related to our March 2006 structured financing associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. The $11.8 million increase in interest expense for the nine months ended September 30, 2006 compared to the same period in the prior year principally was due to interest expense on the Convertible Senior Notes (both the $250.0 million May 2005 issuance and the $300.0 million November 2005 issuance), the interest costs of the structured financing discussed above, and interest costs during the first quarter of 2006 associated with our April 2005 Auto Finance segment acquisition and its working capital-related debt. This increase would have been greater had we not incurred $11.0 million of interest expense in the second quarter of 2005 associated with a final settlement of an obligation to a lender that financed our original equity investment in CSG, an equity-method investee.

Fees and related income on non-securitized earning assets. The following table details (in thousands) the components of fees and related income on non-securitized earning assets:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Retail micro-loan fees	$26,811	$22,510	$69,254	$58,714
Fees on non-securitized credit card receivables	106,937	47,662	308,060	112,579
Fingerhut receivables while on balance sheet	—	28,350	—	84,494
Investments in previously charged-off receivables	12,329	6,628	32,687	41,620
Gain on bulk sale of previously charged-off receivables	—	—	—	69,559
Other	6,111	2,736	6,326	10,366

Total fees and related income on non-securitized earning assets	$152,188	$107,886	$416,327	$377,332

The increases of $44.3 million and $39.0 million in fees and related income on non-securitized earning assets for the three and nine months ended September 30, 2006, respectively, were largely attributable to:

•	growth in fees on our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which increased $59.3 million and $195.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year;

•	growth throughout 2006 in our Retail Micro-Loans segment, in which fees increased $4.3 million and $10.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year;

•	recognition of deferred revenue associated with our bulk sale of previously charged-off receivables which contributed $3.9 million and $8.3 million for the three and nine months ended September 30, 2006, respectively, compared to $3.0 million for the three and nine months ended September 30, 2005; and

•	an increase in gains on our investments in debt and equity securities during the three months ended September 30, 2006 of $3.4 million .

These increases were partially offset by:

•	the second quarter 2005 gain of $ 69.6 million from the bulk sale of previously charged-off receivables;

•	a decrease in gains on our investments in debt and equity securities during the nine months ended September 30, 2006 of $2.5 million;

•	the elimination of income in 2006 associated with our Fingerhut receivables (including the amortization of the associated deferred gain) of $28.4 million and $84.5 million for the three and nine months ended September 30, 2005, respectively, as we securitized these receivables during the third quarter of 2005; and

•	the decline in income within our Investments In Previously Charged-off Receivables segment of $8.9 million for the nine months ended September 30, 2006, due to the bulk sale of receivables which occurred during the second quarter of 2005.

Because of the September 2005 securitization of the Fingerhut receivables, income associated with the Fingerhut receivables currently is represented exclusively within fees and related income on securitized earning assets (as income from retained interests in credit card receivables) and as part of servicing income on our consolidated statements of operations. Because the portfolio of Fingerhut receivables is liquidating at a rapid rate, the income generated from this portfolio is much lower in 2006 than it has been in prior years. Because the debt facilities underlying the Fingerhut securitization have been amortizing at a more rapid rate than the rate of liquidation of the Fingerhut receivables, we expect another de-securitization of the Fingerhut receivables during the fourth quarter of 2006. The other category above includes unrealized gains and losses in both 2006 and 2005 associated with our investments in debt and equity securities that we classify as trading securities. It also includes 2005 gains on put options that we wrote on our stock and fees associated with our stored-value card, merchant credit, on-line micro-loan, and third-party consumer finance receivable operations, none of which currently represent significant activities for us. We expect to see continued income growth within the other category, as well as within our retail micro-loans fees and fees on non-securitized credit card receivables categories throughout 2006 and beyond. Additionally, we significantly increased our purchases of debt and equity securities classified as trading securities during the third quarter of this year. We expect future activity levels with respect to these securities commensurate with or even greater than third quarter 2006 levels, and we expect significantly greater future volatility in realized and unrealized gains and losses taken into account with respect to these securities based on evolving future market conditions.

Provision for loan losses. Our provision for loan losses increased $96.7 million and $253.9 million for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005. These increases correspond with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and our second quarter 2005 Auto Finance acquisition.

Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Although we do not expect to see any significant near-term degradation in the credit quality of our on-balance-sheet loans and fees receivable, and while current delinquency and credit loss trends for these receivables generally look favorable on a vintage basis and with reference to our expectations, we do expect our provision for loan losses to increase in future quarters based on the loans and fees receivable growth on which we are planning.

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at September 30, 2006 (19.7%) is slightly lower than it was at June 30, 2006 (21.0%) and higher than it was at September 30, 2005 (12.0%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the third quarter of 2006 (17.0%) is slightly lower than it was in the second quarter of 2006 (18.4%) and higher than it was in the third quarter of 2005 (9.8%). The slight declines in the above percentages between the second and third quarters of 2006 relate principally to changes in the weighted average number of months the underlying loans and fees receivable have been on books at respective period ends, such number of months on books being a factor that influences our allowance for uncollectible loans and fees receivable computations. The generally increasing trends between 2005 and 2006 are explained principally by the following:

•	With the significant growth that we have experienced for receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, we continue to experience a mix change in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of the overall balance is comprised of these receivables. The loss rates for these receivables are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance segment and our Retail Micro-Loans segment. Based on our expectations for continued higher growth rates for these receivables, we expect some general continued trending growth in these percentages in future quarters; and

•	Through our Other segment, we recently have begun to invest in loans and fees receivable that are secured by sports vehicles, including motorcycles, all-terrain vehicles, personal watercrafts and the like. Because this is a new asset class for us for which we do not have any direct historical loan loss experiences, and because the risk-profile of this particular asset class is different from those of our other previous underwriting endeavors, we have provided loan loss allowances associated with this new asset class that are more significant on a relative basis than the allowances that we have provided on some of our other receivables.

The following factors offset the trends noted within the above percentages:

•	Through our Auto Finance segment, which we purchased in April 2005, we acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability ($26.4 million at September 30, 2006) within accounts payable and accrued expenses on our balance sheet. Because of the level of recourse that we have back to the dealers, our credit loss rates for the Auto Finance segment are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities; and

•	We added a new category of receivables during the third quarter of 2005 within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we have not provided an allowance for these loans receivable ($36.9 million at September 30, 2006) because we do not expect to incur charge offs of these receivables in excess of the underlying credit enhancements.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) annual membership, over-limit, cash-advance, returned-check and other fees associated with our credit card products,

(2) securitization gains, and (3) income from retained interests in credit card receivables securitized, each of which we detail (in thousands) in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Securitization gains	$929	$34,018	$5,333	$36,797
Income from retained interests in credit card receivables securitized	38,615	18,081	116,360	64,399
Fees on securitized receivables	6,490	4,404	19,950	15,288

Total fees and related income on securitized earning assets	$46,034	$56,503	$141,643	$116,484

The $10.5 million decrease and $25.2 million increase in total fees and related income on securitized earning assets for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005 reflects the following negative trends:

•	lower securitization gains principally due to the securitization of the Fingerhut receivables in the third quarter of 2005 which resulted in a securitization gain of $31.6 million during the three months ended September 30, 2005 with no corresponding significant securitization gains during 2006;

•	contraction in income from retained interests in our Embarcadero Trust securitized credit card receivables due to (a) continued reductions in managed receivables levels within the Embarcadero Trust throughout 2005 and 2006, and (b) a decrease in the favorable effects of purchase discounts underlying our retained interests in the Embarcadero Trust throughout both periods. (The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust abated significantly during these periods. We anticipated this change as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized.)

partially offset, however, by:

•	increased income from retained interests in credit card receivables securitized of $20.5 million and $52.0 million for the three and nine months ended September 30, 2006, respectively, relative to comparable prior year periods, principally due to (a) growth and continued improvements in the credit quality and performance of our retained interests in our originated portfolio master trust and purchased portfolio trusts, (b) income from retained interests associated with the September 2005 securitization of the Fingerhut receivables and (c) the benefits of reduced charge offs associated with personal bankruptcies that were accelerated into the fourth quarter of 2005 prior to the effective date of newly enacted bankruptcy legislation and have continued to be below the levels experienced prior to this legislation; and

•	modest increases in fees on securitized receivables in 2006 relative to 2005 levels due to growth within our originated portfolio master trust offsetting some of the declines in the acquired credit card portfolios.

In our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income decreased $13.8 million and $36.5 million for the three and nine months ended September 30, 2006, respectively, due to receivables liquidations within our securitized purchased portfolios. Absent one or more significant credit card portfolio acquisitions, it is likely that servicing income will be lower than in the recent past as net growth of the serviced receivables within our originated portfolio master trust is unlikely to exceed net liquidations of the securitized acquired portfolios for which we have been engaged as servicer.

Moreover, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. We were conducting these retail micro-loan activities in four states, and earned $0.3 million and $5.8 million in servicing income from them during the three and nine months ended September 30, 2006, respectively, compared to $5.4 million and $17.8 million, respectively, for the same periods in 2005. Because we have ceased these servicing operations, we expect no further servicing income associated with our Retail Micro-Loans segment. As we now have converted the Retail Micro-Loans segment’s operations in one of the four affected states to a direct lending model and as we expect to so convert the operations for a second state from among the four affected states in the fourth quarter this year, we expect some of this lost servicing income—albeit at substantially diminished amounts—to be replaced by lending fees, which will be reported within fees and related income on non-securitized earning assets in future quarters.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $2.5 million and $9.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods primarily due to growth in both categories as a result of our origination of new credit card accounts, including those receivables which have been sold to our originated portfolio master trust and those associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. We typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees for newer cardholders than for more mature cardholders within our managed receivables portfolios. As such, we expect further growth in our ancillary and interchange revenue principally from our emphasis during 2006 on new account additions to replace older more stagnant accounts.

Equity in income of equity-method investees. Equity in income of equity-method investees increased $32.4 million and $57.8 million for the three and nine months ended September 30, 2006, respectively, due to (1) improvements in the performance of receivables associated with our investment in our Transistor (33.3%) equity-method investee and our 47.5%-owned equity-method investee, (2) refinements in the assumptions used by our 47.5% owned equity-method investee within its Statement No. 140 model (as mentioned in Note 6, Off-Balance-Sheet Arrangements), (3) the late 2005 resumption of income within our then 50%-owned equity-method investee, CSG, which resulted from resumed cash flows from its underlying securitization trust after an extended several month blackout period, (4) our July 2006 purchase of an additional 11.25% interest in CSG, which increased our ownership interest to 61.25% and increased our income allocation (net of premium amortization) from this equity-method investee, and (5) a $36.2 million gain (of which our allocated share was $12.1 million) recognized by Transister upon its September 2006 sale of its receivables pursuant to a Statement No. 140 transfer in exchange for a subordinated interest in a trust. We expect our equity-method investees to continue to contribute significantly to our equity in income of equity-method investees in successive quarters, albeit at levels that will diminish over time as we liquidate the receivables balances associated with these equity-method investees.

Total other operating expense. Total other operating expense increased by $22.4 million and $79.1 million for the three and nine months ended September 30, 2006, respectively, when compared to the same periods of 2005 due to:

(1)	$5.3 million and $13.4 million respective increases in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with the acquisition of our Auto Finance segment in April 2005, (c) additional information technology and other management personnel that we have hired associated with several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, and (d) increased charges to salaries and benefits expense in 2006 associated with stock-option expensing in connection with our adoption of Statement No. 123(R) at the beginning of the fiscal year, amplified by our granting of a significant number of shares of restricted stock and stock options to our President in May 2006, as well as significantly higher 2006 cash payment bonus accruals (relative to 2005 accruals) based on management’s attainment to date of 2006 performance goals.

(2)	$10.3 million and $14.3 million respective increases in card and loan servicing expense for the three and nine months ended September 30, 2006, due to (a) servicing costs related to growth in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and net growth in our originated portfolio master trust receivables, (b) $1.8 million of costs associated with our settlement with the New York Attorney General recorded in card and servicing expense during the nine months ended September 30, 2006, (c) higher servicing costs associated with our expanding number of issuing bank relationships and new product lines, and (d) $5.8 million of additional servicing costs for the nine months ended September 30, 2006 related to our Auto Finance segment, which we acquired in April 2005, all such increases being offset partially by (a) a year-to-date $5.3 million decrease in servicing costs associated with our Investments in Previously Charged-Off Receivables segment as it now sells previously charged-off receivables under a 5-year forward flow contract covering up to $3.25 billion of its acquisitions of previously charged-off receivables, thereby defraying the servicing costs normally associated with collection efforts on those receivables, and (b) diminished servicing costs associated with our acquired credit card portfolios given their continuing liquidations during 2006;

(3)	a $1.8 million decline in marketing and solicitation costs for the three months ended September 30, 2006 primarily due to the timing of marketing and solicitation programs and a $10.7 million increase in these costs for the nine months ended September 30, 2006 principally associated with increased marketing efforts aimed at growing account originations (a) within our originated portfolio master trust, (b) with respect to our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and (c) within our Retail Micro-Loans segment;

(4)	$17.1 million of impairment charges for the nine months ended September 30, 2006 (including $10.5 million for goodwill impairment recorded during the first quarter 2006) within our Retail Micro-Loans segment associated primarily with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries; and

(5)	overall increases of $8.5 million and $23.6 million, respectively, in other expenses, including depreciation and occupancy and related expenses, due primarily to increased costs associated with infrastructure build-out to handle (a) growth within our originated portfolio and our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) the April 2005 addition of our Auto Finance segment, (c) our implementation of an advanced data analytics platform that allows us to access, query and analyze our large data sets with increased efficiency, speed, and power, thereby decreasing our unit costs for data management while contributing to our competitive advantage in data analysis, (d) heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General and FDIC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings, and (e) several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services for our under-served and un-banked customers, the vast majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in the remainder of 2006, and while certain unique expenses undertaken in 2005 and the first nine months of 2006 may not be repeated and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year and quarter-over-quarter comparative basis) based on growth that we plan to undertake.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of restricted shares in our subsidiary entities, See Note 11, “Stock-Based Compensation”) as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $6.3 million, $11.8 million, $2.7 million and $14.7 million for the three and nine months ended September 30, 2006 and 2005, respectively. Generally, this expense is declining, which is consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries, and the resulting relative contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. The $3.6 million increase in this expense when comparing the three months ended September 30, 2006 with the same period in the prior year, however, is due to slightly improved performance within the majority-owned subsidiaries’ securitization trusts and to the issuance of additional restricted shares of a subsidiary entity in June 2006.

Income taxes. Our effective tax rate was 36.0% for the three and nine months ended September 30, 2006, compared to 36.5% for the three and nine months ended September 30, 2005. The decrease of 0.5% in our effective tax rate between 2006 and 2005 is principally due to the favorable state income tax effects of several of our recent expansion and diversification initiatives.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. Because we have not securitized the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, revenues associated with this offering include interest income (along with late fees), fees and related income. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and related income on securitized earning assets within the Credit Cards segment include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) fees and related income. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and related income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

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

Managed receivables data assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances on the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our loans and fees receivable (i.e., all but $586.3 million of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of September 30, 2006; (2) an understanding that our managed receivables data are based on billings and actual charge-offs as reported to us through underlying systems of record (i.e., without regard to an allowance for uncollectible loans and fees receivable); (3) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; (4) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (5) recognition that our Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

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

We typically have purchased credit card receivables portfolios at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts described above. Another portion of each discount relates to the credit quality of the remaining acquired receivables, which we calculate as the difference between the face amounts of the receivables purchased (less the excluded receivables described above) and the future cash flows we expect to collect from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

We did not acquire any credit card receivables portfolios during the nine months ended September 30, 2006.

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider the delinquency and charge off data reflected herein in determining our allowance for uncollectible loans and fees receivable with respect to our non-securitized earning assets, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our condensed consolidated balance sheets. As we charge off receivables, we reflect the charge offs of non-securitized receivables within our provision for loan losses, and we reflect the charge offs of securitized receivables as an offset in determining income from retained interests in credit card receivables securitized (within fees and related income on securitized earning assets) on our condensed consolidated statements of operations.

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

Late in the third quarter of 2006, we ceased billing finance charges and fees on substantially all credit card accounts over 90 days delinquent. Prior to this change our policy was to bill finance charges and fees on all credit card accounts, except in limited circumstances, until we charged off the account and all related receivables, finance charges and other fees. In such prior periods, however, we excluded from our GAAP income and net interest margin and other income ratio managed receivables data the finance charge and fee income on all significantly delinquent on-balance-sheet loans and fees receivable for which we believed that collectibility was significantly in doubt on the date of billing. As such, we do not expect that our late third quarter change in practice will affect managed receivables delinquency and charge off data associated with our on-balance-sheet loans and fees receivable. We do expect such data to be affected, however, with respect to our securitized off-balance-sheet managed receivables. We have summarized the anticipated effect on this data in the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and we discuss it in further detail in our “Charge offs” discussion below.

The following table presents the delinquency trends of the credit card receivables that we manage (dollars and accounts in thousands; % of total):

	At or for the Three Months Ended
	2006			2005				2004 Dec. 31
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$2,544,797	$2,472,122	$2,351,667	$2,317,751	$2,230,108	$2,198,703	$2,246,256	$2,166,489
Period-end managed accounts	3,611	3,502	3,414	3,248	3,039	2,868	2,885	2,849
Receivables delinquent:
30 to 59 days past due	$119,432	$115,441	$84,081	$93,583	$82,070	$83,175	$70,558	$80,419
60 to 89 days past due	102,920	89,164	71,213	68,531	66,287	61,882	54,505	61,408
90 or more days past due	269,752	206,234	184,693	156,414	158,161	128,351	143,416	167,863

Total 30 or more days past due	$492,104	$410,839	$339,987	$318,528	$306,518	$273,408	$268,479	$309,690

Total 60 or more days past due	$372,672	$295,398	$255,906	$224,945	$224,448	$190,233	$197,921	$229,271

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.7%	4.7%	3.6%	4.0%	3.7%	3.8%	3.1%	3.7%
60 to 89 days past due	4.0	3.6	3.0	3.0	3.0	2.8	2.4	2.8
90 or more days past due	10.6	8.3	7.9	6.7	7.1	5.8	6.4	7.7

Total 30 or more days past due	19.3%	16.6%	14.5%	13.7%	13.8%	12.4%	11.9%	14.2%

Total 60 or more days past due	14.6%	11.9%	10.9%	9.7%	10.1%	8.6%	8.8%	10.5%

While we have experienced some modest softening within delinquency rates overall relative to the exceptionally low levels we have seen in recent quarters, our credit card receivables continue to perform at or better than our expected vintage performance levels. Moreover, the increases in our 30-plus day delinquencies and 60-plus day delinquencies between September 30, 2005 and September 30, 2006 are largely attributable to growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables. As these receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance as we expect that they will over the next several quarters, we expect this mix change to cause further trending increases in our overall delinquency and charge-off levels. Additionally, given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, we can also expect some volatility in our delinquency statistics based on the timing and relative volumes of quarterly account growth underlying these receivables. Based on our analyses of vintage data, however, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, and we believe that the heightened delinquency and charge-off levels associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered. Our expected future trending increases in delinquencies associated with the aforementioned mix change should be offset to some degree, albeit somewhat modestly, by our decision to cease finance charge and fee billings on accounts once they become over 90 days delinquent as mentioned above.

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

The following table presents the charge off data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations of our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables, including the Fingerhut receivables while they were held on balance sheet and the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range ($586.3 million face amount of receivables at September 30, 2006).

	For the Three Months Ended
	2006			2005				2004 Dec. 31
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Average managed receivables	$2,512,066	$2,420,272	$2,341,712	$2,256,994	$2,211,547	$2,212,378	$2,307,471	$2,039,235
Gross yield ratio	35.8%	34.3%	32.9%	31.1%	30.2%	29.1%	28.2%	29.3%
Combined gross charge offs	$196,697	$173,709	$129,111	$162,917	$120,989	$129,921	$117,924	$131,061
Net charge offs	$64,773	$57,572	$47,571	$75,708	$58,473	$67,602	$54,432	$58,270
Adjusted charge offs	$59,642	$51,225	$39,344	$62,078	$42,463	$44,900	$39,053	$39,899
Combined gross charge off ratio	31.3%	28.7%	22.1%	28.9%	21.9%	23.5%	20.4%	25.7%
Net charge off ratio	10.3%	9.5%	8.1%	13.4%	10.6%	12.2%	9.1%	11.4%
Adjusted charge off ratio	9.5%	8.5%	6.7%	11.0%	7.7%	8.1%	6.8%	7.8%
Net interest margin	25.6%	23.7%	25.2%	22.6%	23.3%	22.5%	21.1%	20.4%
Other income ratio	10.3%	12.4%	14.9%	12.4%	10.4%	8.6%	6.8%	5.4%
Operating ratio	11.2%	10.0%	10.7%	12.9%	9.0%	8.9%	8.6%	10.3%

Factors relevant to an analysis of the above table are as follows:

•	Higher trending quarterly gross yield ratios since the quarter ending March 31, 2005 correlate with (1) interest rate increases associated with cardholder accounts, such rates being indexed to prime rates which have increased along with Federal Reserve Board rate increases over the past several quarters, and (2) higher trending quarterly delinquency rates (and hence higher quarterly late fee billings) associated with our change in receivables mix toward a greater percentage of our receivables being comprised of those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. As noted previously, these receivables experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables. While we previously excluded finance charge and late fee billings on non-securitized receivables over 90 days delinquent from our net interest margin and other income ratio computations, we did include them in our gross yield ratio. Given our late third quarter 2006 decision to discontinue finance charge and late fee billings on substantially all receivables that become over 90 days delinquent (and assuming no additional Federal Reserve Board interest rate increases), we expect our trend of higher quarterly gross yield ratios to reverse somewhat in future quarters.

•	While our charge off levels and ratios recently have benefited from our marketing of new accounts underlying our originated portfolio master trust, the favorable effects of new account additions have been offset by growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which experience (a) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios, and (b) adjusted net charge off rates slightly higher than with those we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios.

•	The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs that exceeded our expectations coming into the fourth quarter. This rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we experienced significantly lower bankruptcy and other delinquency charge offs than normal during the first quarter of 2006. Charge offs during the second and third quarters of 2006 also were somewhat lower than normal as well due to the October 2005 bankruptcy law changes, but the effects of these lower charge offs were offset by increased charge offs associated with our larger fee-based credit card offering to consumers at the lower end of the FICO scoring range. We expect continued but diminished benefits associated with the October 2005 bankruptcy law changes in the fourth quarter of 2006 and into the first couple of 2007 quarters as the pace of bankruptcy filings under the new bankruptcy law has been increasing fairly steadily during the second and third quarters of 2006.

•	While our net interest margin benefits from lower finance charge and late fee charge off levels within newly added accounts underlying our originated portfolio master trust, the favorable effects of the new accounts are offset partially by the growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, the receivables of which have lower APRs and have greater finance charge and late fee charge offs than we experience within our originated portfolio master trust and with respect to acquired receivables portfolios.

•	Our net interest margin declined between the first and second quarter of 2006 principally due to (1) diminished second quarter 2006 beneficial effects of the October 2005 bankruptcy law changes on finance charge and late fee charge offs, (2) interest costs on $150.0 million of draws that we made in the second quarter of 2006 on the structured financing facility secured by those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and (3) heightened levels of finance charge and late fee non-accruals into our net interest margin associated with greater amounts of delinquent receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, which we marketed heavily in the last two quarters of 2005. This general decline reversed in the third quarter (1) in part because the percentage of managed receivables against which we have leverage and incur interest costs as an offset to our net interest margin decreased in the third quarter and (2) in part due to lower levels of finance charge and late fee non-accruals into our net interest margin in the third quarter given normalization of delinquencies for our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range based on more stable marketing dynamics for this product in recent quarters. With our late third quarter of 2006 change to discontinue billing finance charges and late fees on substantially all receivables that become over 90 days past due, we expect our net interest margin to decline while the effects of this change are phased in for the next two quarters, with some reversal of this decline occurring thereafter as there will be fewer charge offs of finance charges and late fees against our net interest margin computations thereafter.

•	Our general trend line of improving net interest margins correlates with improved gross yield ratios experienced in recent quarters, as well as higher accretable yield inclusions within the net interest margin based on the continued strength of the Fingerhut portfolio. Additionally, the October 2005 bankruptcy law changes discussed above resulted in significantly diminished first quarter 2006 and somewhat lower second quarter 2006 bankruptcy charge offs—thereby favorably influencing our net interest margin during those quarters.

•	Growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range also accounts for the increase in the combined gross charge off ratio in the third quarter of 2006 relative to the third quarter of 2005, notwithstanding that the net charge off ratio actually declined slightly in the third quarter of 2006 relative to the third quarter of 2005. While a mix change in our receivables based on disproportionately larger growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios, the fact that the ratio of principal receivables to total receivables for this category of receivables is much smaller than for our other originated and purchased credit card receivables means that our net charge off and adjusted charge off ratios are not likely to be significantly adversely affected by the higher gross charge offs that we experience within the receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. We expect future combined gross charge off ratio computations to benefit from our late third quarter of 2006 change to cease billing finance charges and late fees on substantially all receivables that become over 90 days past due.

•	Credit quality improvements within our portfolios and the pull-through effects of the October 2005 bankruptcy law changes discussed above have contributed to trending lower net charge off ratios when comparing the third quarter of 2006 to the third quarter of 2005, although as discussed above, we expect the beneficial impacts of bankruptcy law changes to continue to diminish over the coming quarters.

•	Our third quarter of 2006 adjusted charge off ratio increased in comparison to the third quarter of 2005 ratio. While the credit quality improvements and lower bankruptcies noted above helped to keep the ratio low in the third quarter of 2006, the third quarter of 2005 benefited materially from the effects of the three acquisitions that occurred late in the fourth quarter of 2004 and early in the first quarter of 2005. As these acquisitions began to age through their delinquency buckets in the second quarter of 2005, we began to experience charge offs for these acquisitions for the first time, and the net charge offs associated with these acquisitions were offset by credit quality discounts in arriving at our adjusted charge offs. This caused the proportion of net charge offs to which credit quality discounts relate to actually increase (thus widening the spread between the net charge off ratio and the adjusted charge off ratio) in the second and third quarters of 2005. By the third quarter of 2006, the amount of the credit quality discounts that we were able to recognize had diminished, and the discounts had a much lower beneficial impact on the adjusted charge off ratio. Stated differently, with each passing quarter since our last portfolio purchased at a discount to the face amount of the portfolio’s receivables, there is a greater percentage of our total managed receivables and charge offs thereon that is comprised of receivables that we have originated at par rather than purchased at discounts off of their par value; this phenomenon causes the gap between our net charge offs and adjusted charge offs (and their associated ratios) to narrow with each such passing quarter.

•	While our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range has contributed significantly to the general trend line of improved other income ratios, we can expect increased volatility in combined gross charge offs, and hence fee charge offs offsetting our other income ratio, based on the growth of this particular product offering. This has proven out over the first three quarters of 2006. Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, charge off volatility can result based on the timing and relative volumes of quarterly account growth underlying these receivables. Based on our analyses of vintage data, however, we are pleased with the overall credit quality of these receivables, and we believe that the heightened charge-off levels associated with these receivables are reasonable based on the relative returns offered. Our decision in the third quarter of 2006 to discontinue billing finance charges and fees on substantially all receivables that become over 90 days past due was in part in response to prior discussions with the FDIC concerning negative amortization and minimum payments. Leading to this decision, we also experimented with potential revisions to our over-limit fee billing practices, which had the effect of depressing our other income ratio in the third quarter relative to its level in prior quarters. While we have not ruled out potential future changes to our over-limit fee billing practices, some of which, if implemented, would adversely affect our other income ratio, we concluded late in the third quarter that the discontinuation of billing finance charges and fees on substantially all receivables that become over 90 days past due was an appropriate step in response to concerns regarding negative amortization. As a result of the changes that we have made, and absent further potential changes in our over-limit fee billing practices, we expect our other income ratio for the next couple of quarters to be relatively consistent with the third quarter 2006 other income ratio, after which time we expect some improvement as there will be fewer charge offs of fees taken into account in computing our other income ratio.

•	While the fulfillment of our commitments under the assurance agreement with the New York Attorney General contributed to the increase in our operating ratio in the second quarter of 2006, the general increase in all quarters of 2006 when compared to the same quarter in 2005 is principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This disproportionately growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General and FDIC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. Our expanding number of issuing bank relationships and new product lines also has contributed to higher credit card servicing costs. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as has happened in the fourth quarter of the last two years, our Board of Directors has approved a $15 million charitable contribution that we expect to make in the fourth quarter of this year; this will cause an increase in our operating ratio during the fourth quarter.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands) for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Unrecovered balance at beginning of period	$13,242	$16,993
Acquisitions of defaulted accounts	9,505	24,881
Cash collections	(18,757)	(53,775)
Accretion of deferred revenue associated with forward flow contract	(3,871)	(8,338)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	12,329	32,687

Balance at the end of the period	$12,448	$12,448

Estimated remaining collections (“ERC”)	$62,678	$62,678

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

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 39.9% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

During the third quarter of 2006, our Investments in Previously Charged-off Receivables segment’s pre-tax income increased 75.6% compared with the same period last year, reflecting increased volumes of charged off accounts sold under its 5-year forward flow agreement with Encore Capital and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing niches. We expect our Investments in Previously Charged-off Receivables segment to continue its revenue and income growth relative to those levels experienced in comparable prior year periods subsequent to its second quarter of 2005 bulk sale of $2.9 billion (face amount) of previously charged-off receivables to Encore Capital.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. As of September 30, 2006, our Retail Micro-Loan segment subsidiaries operated a total of 470 storefront locations in 17 states, and we are in the process of transitioning the storefronts from a mono-line deferred presentment cash advance business model to a multi-product line business model.

In most of the states in which they have historically operated, our Retail Micro-Loans subsidiaries have made cash advance and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, our subsidiaries began to evaluate strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina Retail Micro-Loans subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina Retail Micro-Loans subsidiary began pursuing a direct lending model in North Carolina in compliance with existing regulatory frameworks, as well as closing several North Carolina locations. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of these alternative lending models in both North Carolina and West Virginia, as they could not see the alternative lending products as providing acceptable long-term returns for the business. During the third quarter of 2006, our subsidiaries completed the process of exiting both of these states entirely. As of September 30, 2006, our North Carolina subsidiary had closed all of its original 52 branch locations and our West Virginia subsidiary had closed all of its original 11 branch locations. In Arkansas, we began offering loans directly to customers under an alternative lending model, in compliance with state regulations. This alternative lending model has been well-received by our customers, and, during the third quarter of 2006, we succeeded in returning our Arkansas operations to profitability. In Florida, the fourth state in which we previously processed and serviced micro-loans on behalf of our bank partner, we are continuing to pursue an alternative lending model. During the third quarter of 2006, we continued to sustain operating losses in Florida as we continued to await licensing approval from the State of Florida’s Office of Financial Regulation. This licensing approval in Florida was received in October 2006. As a result, we expect the financial performance of our Florida Retail Micro-Loans operations to improve during the latter half of the fourth quarter of 2006, and we expect these operations to return to profitability in 2007.

As a result of the recent changes in regulatory positions by the FDIC, the originating bank for which we serviced micro-loans in the four affected states was required to exit that business prior to May 31, 2006. Because the originating bank planned to liquidate any loans existing as of that date through a loan participation relationship that it had with Maverick Management Company LLC (“Maverick”), we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation and recorded a reserve for this amount in the first quarter of 2006. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. To date, Maverick has submitted claims of $380,000 against this accrued indemnification liability, leaving approximately $2.4 million as an accrued liability, which we believe to be appropriate to cover additional indemnification claims expected in the future.

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

During the three and nine months ended September 30, 2006, we opened 6 and 32 branch locations, respectively. These branch location openings represent our initial market entry into Michigan, Texas and Nevada, in which we opened 2, 20, and 1 locations, respectively, during the nine months ended September 30, 2006. Including store closings in North Carolina and West Virginia, we closed 48 locations during the three months ended September 30, 2006 and 71 stores during the nine months ended September 30, 2006. As of September 30, 2006, we operated 20 locations in the state of Texas, where our Texas micro-lending subsidiary offers and provides credit services under a credit services organization (“CSO”) program to customers who apply for micro-loans offered by NCP Finance Limited Partnership, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, our Texas subsidiary provides a letter of credit to the third party lender to secure the customer’s payment obligations in the event of a customer default. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services. In addition to offering credit services in our Texas retail branch locations, we also began testing the marketing of credit services via the Internet to Texas residents during the third quarter of 2006. Though representing a different marketing channel, these credit services are offered under the same CSO program as the retail branch locations.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we have focused on potential opportunities in the United Kingdom, where we believe customers will be receptive to the kind of “multi-line” financial centers that have characterized our recent store expansion strategy in the United States. To test market receptiveness for our products in the United Kingdom, we are planning to open 4 to 6 de novo stores in the greater London area during the fourth quarter of 2006.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	Nine months ended September 30, 2006	Year Ended December 31, 2005
Beginning number of locations	509	482
Acquired locations	—	40
Opened locations	32	16
Closed locations	(71)	(29)

Ending locations	470	509

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Gross retail micro-loans fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$26,811	$22,508	$69,254	$58,712
Processing and servicing revenues from FDIC-chartered bank	325	5,481	5,840	17,844

Total gross revenues	$27,136	$27,989	$75,094	$76,556

Income (loss) before income taxes	$3,279	$2,953	$(14,485)	$6,560

Period end loans and fees receivable, gross	$86,073	$49,308	$86,073	$49,308

Period end number of loans outstanding	93,371	106,500	93,371	106,500

During the third quarter of 2006, pre-tax income within our Retail Micro-Loans segment was negatively impacted by ongoing operating losses sustained through the continuation of unprofitable operations in Florida, as well as losses sustained during the initial months of operations for our new stores in Texas. The loss before income taxes for the nine months ended September 30, 2006 reflects certain impairment, indemnification, loan loss, and other charges of $17.1 million (including $10.5 million of associated goodwill impairment) primarily related to operating changes resulting from the FDIC’s actions in February 2006.

While the FDIC’s February 2006 actions have resulted in the losses cited above, we are pleased with the revenue growth evident in our core direct storefront micro-lending operations. Excluding fees we have earned in 2006 associated with our lending operations pursuant to certain CSO programs initiated by other micro-loan providers during the third quarter of 2005, fees from our direct storefront operations increased from $21.8 and $58.0 million during the three and nine months ended September 30, 2005, respectively, to $25.6 million and $65.6 million during the three and nine months ended September 30, 2006, respectively. We believe this growth demonstrates positive momentum and favorable operating trends in the core ongoing business of our Retail Micro-Loans segment. For the fourth quarter of 2006 and into 2007, we expect the new products that we are rolling out under our multi-product line strategy to contribute to revenue growth within our Retail Micro-Loans segment, and we expect to see improved profitability, both overall and on a per store basis.

Auto Finance Segment

On April 1, 2005, we acquired Wells Fargo Financial’s CAR business unit for $121.5 million including transaction costs; this acquisition included all of CAR’s assets, business operations and employees. Upon acquisition, the business unit had approximately 300 employees and $128.9 million of auto-finance-related receivables (at face, net of unearned discounts) and operated in 38 states through its 12 branches, 3 regional processing centers and a national collection center at its Lake Mary, FL headquarters. This acquisition was part of our strategic plan to expand and diversify into other sub-prime asset classes and markets; as such, the purchase price reflected our estimate of fair value, which included our assessment of the cost associated with acquiring an established entity in this market versus the cost of new entry.

CAR consists of a nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business, from which CAR purchases auto loans at a discount or for which CAR services auto loans for a fee. CAR generates revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. CAR generally earns discount income over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. In the second quarter of 2006, CAR launched a new product, Dealer Equity Advance Loan (“DEAL”), whereby CAR earns interest income on a loan made directly to the dealer. In the DEAL program, the dealer maintains the responsibility to service the customer accounts securing the loan to the dealer. Also during the second quarter of 2006, CAR launched a contract custodial program to service smaller line of credit loan providers in the markets it services.

The number of CAR’s active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which CAR is licensed. Dealers are certified by CAR upon being recruited by a sales force of approximately 60 resources located strategically throughout approved territories. As of September 30, 2006, CAR operated in 45 states, and had approximately 1,300 active dealers.

During the first quarter of 2006, CAR completed a conversion from a system of record that it licensed from Wells Fargo Financial to a more robust system of record. Management expects the new system of record to support future growth through efficiencies created in the processing of new dealer relationships, new product offerings and potential portfolio acquisitions. Due to CAR’s unique product offerings and the customization required to accommodate these offerings, the system of record conversion required a significant amount of effort on the part of resources traditionally assigned to operations and sales. Most of these resources have now transitioned from work on the conversion and related post-conversion activities to efforts aimed at gaining operational efficiencies and additional market share. As such, we have seen some modest growth in gross receivables levels at September 30, 2006, relative to December 31, 2005 levels, and we expect further and more rapid growth in receivables and associated revenues in the last quarter of 2006 and first quarter of 2007.

CAR also is now in the process of developing and releasing new financing products designed to complement its current product offerings. These new products could not be accommodated during the period prior to conversion while CAR was licensing the Wells Fargo Financial system of record. CAR launched the first of these new products, DEAL (discussed above), in the second quarter of 2006. CAR began a limited test launch of a second product supported by the new system of record during the third quarter of 2006. CAR anticipates that this second product will see growth in the fourth quarter of 2006. In addition to these initiatives, the business is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base. CAR also is testing the ability to cross sell other Company subsidiaries’ products to a select number of customers from within its existing customer base.

Other Segment

Our Other segment encompasses various activities that are start-up in nature. As reflected in the financial data for the Other segment within our segment data (see Note 3, “Segment Reporting,” to our condensed consolidated financial statements included herein), we have invested significantly in a variety of start-up businesses in keeping with our diversification strategy. Moreover, as with any start-up effort, there is testing that needs to occur as we work to refine our product offerings and businesses within our Other segment. For example, we have experimented in recent months with different underwriting processes and thresholds for a variety of Internet-based micro-loan products—this all in an effort to determine the right mix of marketing costs and systems costs versus first-pay defaults. These tests and the associated charge offs of receivables generated through these tests contributed to higher fourth quarter 2005 and first half of 2006 loan loss provisions within the Other segment.

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners have proven too great relative to the revenue potential of this product offering. As such, we recently retooled our stored-value card offering to expand the utility of the product and to focus on distribution of this product as an adjunct to certain of our credit card offerings or as an offer to consumers who come to us through Internet and other marketing channels and who may not be in a situation that currently warrants our extending credit to them through one of our lending products. Our expectations are that we can learn about the income and spending patterns of these particular stored-value card customers so that we can graduate them into our credit products over time. We also are looking at potential out-sourcing partnerships relative to this card offering to better align ourselves within the market and to further reduce costs within this area.

Beyond our shift in focus for our stored-value card offerings, we continue to develop an underwriting, servicing and collections platform that utilizes non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external data bases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods, and payment processing tools that currently are unique in the marketplace. We generally refer to these collective methods, models, and processes as our Market Expansion Platform (“MEP”), and we consider them proprietary in nature. To date (and after an extensive research and development effort), we have launched the Imagine MasterCard credit card product utilizing the MEP; we now include the costs and revenues associated with this product within our Credit Card segment. The MEP has enabled us to expand the scope of consumers we can approve profitably for these credit card products beyond what we traditionally could approve using our credit bureau-oriented underwriting models. Customers acquired to date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP also has allowed us to market our products on the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large numbers of profitable credit card customers for us. Starting in the third quarter of this year, we began to utilize the MEP in connection with our installment lending activities, and we plan to use it to enter other product lines, including retailer financing, auto lending and consumer receivables factoring, over the next few quarters. We also plan to utilize the MEP in the radio and television marketing channels for all of the aforementioned products.

Our Other segment also currently is building technologies to enable us to underwrite, service and collect a wide variety of third-party consumer finance receivables. With customers that we already have in place, we have begun to make some principal investments of our own in asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles, personal watercraft and the like. A significant portion of our Other segment’s provision for loan losses relates to the loans and fees receivable underlying this new category of asset-secured consumer finance receivable for us. For the time being, however, we have suspended loan originations within this asset class so that we can study the performance of these assets and our underwriting models for a few quarters to determine our further growth plans within this asset class.

Another activity currently underway within our Other segment is the implementation and refinement of our developed systems, marketing materials and infrastructure through which we attract currently underserved or under-banked consumers to us so that we can use a centralized decision engine to determine which of our various credit products is appropriate for each consumer. Through this effort, we have begun to engage in broad television and Internet advertising campaigns aimed at attracting consumers who may need credit or debit products; we also plan to partner with other providers of financial services and products and expect to earn fees through our referral of customers to these other providers.

In summary, through our Other segment activities and by employing our credit and underwriting knowledge and leveraging and improving upon an established technology infrastructure, we can continue to develop and test new credit delivery programs. We see tremendous opportunity to grow our lending businesses through the use of Internet lead generators and search engines, and we expect many of the activities supported by the Other segment to be profitable for us in both this year and 2007. As an example, our Other segment has been instrumental in our effort to marry the MEP underwriting technologies with credit card product offerings as discussed above. These product offerings are already generating incremental profits for us within our Credit Cards segment, and we have begun to reclassify costs initially incurred within the Other segment to our Credit Cards segment so as to reflect a consistent matching of costs and revenues for these new products within the Credit Cards segment.

The following table details (in thousands) the pre-tax losses that we have incurred for our major initiatives within the Other segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Stored-value card	$(1,582)	$(7,626)	$(8,078)	$(16,782)
Internet micro-loans	(2,446)	(2,477)	(8,652)	(5,433)
Centralized decision engine	(614)	—	(2,084)	—
Third-party receivables servicing and asset-secured consumer finance receivables	(1,508)	(1,272)	(6,183)	(2,468)
Other	(380)	—	(1,353)	—

Total	$(6,530)	$(11,375)	$(26,350)	$(24,683)

Liquidity, Funding and Capital Resources

At September 30, 2006, we had $99.8 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•	During the nine months ended September 30, 2006, we generated $279.5 million in cash flow from operations, compared to $189.2 million during the nine months ended September 30, 2005. The $90.3 million increase is due in part to improved profitability and payment rate trends that we have seen for our credit product offerings. Additionally, the returns and cash flows that we experience with respect to our growing portfolio of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range also have contributed significantly to our improved cash flow from operations. Partially offsetting these increases were: (1) the $84.5 million 2005 cash flows associated with our zero-basis de-securitized Fingerhut receivables, all of which we reflected in our net income for the nine months ended September 30, 2005 and with respect to which we have realized much lower cash flows in 2006 as part of our income from the Fingerhut trusts retained interests in 2006; (2) the receipt of $67.0 million in cash in the second quarter of 2005 under our Encore Forward Flow Contract, such cash being classified as deferred revenue on our condensed consolidated balance sheet at September 30, 2005; (3) lower 2006 income associated with our Investment in Previously Charged-Off Receivables segment collections as a result of our entering into the Encore Forward Flow Contract in 2005; and (4) $113.7 million higher net purchases of debt and equity securities classified as trading securities during the nine months ended September 30, 2006 than in the nine months ended September 30, 2005.

•	During the nine months ended September 30, 2006, we used $595.8 million of cash in investing activities, compared to using $351.2 million of cash for the nine months ended September 30, 2005. This $244.6 million increase in cash used in investing activities is consistent with the significant higher investments that we now are making in receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and to a lesser extent receivables within our originated portfolio master trust. This overall increase was offset somewhat by the purchase of our Auto Finance segment during the second quarter of 2005.

•	During the nine months ended September 30, 2006, we generated $192.4 million in cash from financing, compared to $187.6 million during the same period in 2005. The $4.8 million increase in cash flow provided is due primarily to the $150.0 million we generated related to a structured financing within our Credit Cards segment that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and is recourse only to the underlying credit card receivables that serve as security for the facility and by $123.9 million of borrowings related to our investments in debt and equity trading securities. This increase was offset partially by our $250.0 million Convertible Senior Notes issuance during the second quarter of 2005 offset by the purchase of treasury stock during that same period as well as the debt incurred during the acquisition of our Auto Finance segment and the subsequent funding of receivables thereon, both of which occurred during the second quarter of 2005.

In April 2006, our Retail Micro-Loans segment paid off its $40 million of term loans and its $10 million revolving credit facility. In conjunction with this transaction, we recorded a second quarter 2006 pretax charge of $791,000 for prepayment fees and to write off deferred debt issuance costs.

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables which serve as security for the facility. In September 2006, we amended this facility to increase the maximum borrowings limit to $350.0 million, improve the advance rates and pricing, and extend the maturity to March 2008. As of September 30, 2006, $150.0 million was outstanding under this debt facility; also as of that date, the level of our collateral receivables underlying this $350.0 million facility was sufficient to support draws on the facility of another $95.9 million above and beyond the $150.0 million outstanding on the facility as of that date.

Also in September 2006, we significantly increased our investments in debt securities through the utilization of borrowings through repurchase agreements and U.S. government securities. Total margin borrowings were $123.9 million as of September 30, 2006 and are recourse only to the underlying investments in debt securities that serve as security for the facility.

As of September 30, 2006, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $513.5 million against our existing securitization facilities.

Considering all of the above factors, along with our unrestricted cash balances of $99.8 million at September 30, 2006, we now have over $700.0 million of available liquidity for use in our growth, acquisition and diversification efforts. While this level of liquidity is more than adequate to meet our operating needs throughout 2006, we expect to explore acquisition opportunities throughout 2006 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market. We continue to explore new sources of capital to facilitate our acquisition goals, and if market conditions are right for us, we may leverage other assets through structured finance or securitization transactions or issue other debt instruments or equity.

In May 2006, our Board of Directors authorized a new program to repurchase up to an additional 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines. In August 2006 our pre-existing plan expired and as of September 30, 2006, we were authorized to purchase 10 million shares under the new plan. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of September 30, 2006, we had committed total securitization facilities of $2.1 billion, of which we had drawn $788.4 million for our use outside of our securitization trusts. At September 30, 2006, the weighted-average borrowing rate on our securitization facilities was approximately 6.71%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which a substantial majority of our managed credit card receivables serve as collateral as of September 30, 2006. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
January 2007 (2)	$34.5
September 2007 (3)	306.0
September 2007(4)	2.8
January 2008(5)	1,000.0
October 2009(6)	299.5
October 2010(6)	299.5
January 2014(7)	180.6

Total	$2,122.9

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our condensed consolidated statements of operations or condensed consolidated balance sheet items included herein.
(2)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.
(3)	Represents the end of the revolving period for a $306.0 million conduit facility.
(4)	In September 2005, we securitized the Fingerhut receivables in a two-year amortizing structure.
(5)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the renewed two-year term and an orderly amortization of the facility at expiration.
(6)	In October 2004, we completed two new, term securitization facilities that we issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility.

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

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This $150.0 million debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. In September, we increased the size of this facility to $350.0 million, improved advance rates and pricing, as well as extended the maturity to March 2008. As of September 30, 2006, $150.0 million was outstanding under this debt facility. Additionally, in September 2006 we significantly increased our investments in securities through the utilization of borrowings within a margin account. Total repurchase agreements and other borrowings were $123.9 million as of September 30, 2006 and are recourse only to the underlying investments in debt securities that serve as security for the facility.

There have been no other material commitments into which we have entered since December 31, 2005.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Commitments and Contingencies

We have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We currently do not expect that these contingent commitments will result in any material amounts being paid by us. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components,” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Described below, however, are the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

The most significant aspect of our business is the credit card receivables that we service for off balance sheet securitization structures. As of September 30, 2006, there were $1.7 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables as a component of our securitized earning assets balance on our condensed consolidated balance sheets. The value of this asset is critical to our financial performance and condition. We account for the portfolios that we have securitized in accordance with Statement No. 140. See Note 2, “Significant Accounting Policies,” and Note 6, “Off Balance Sheet Arrangements,” to our condensed consolidated financial statements included herein for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yield, payment rate, credit loss rate and an appropriate discount rate. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is the valuation of our retained interests in finance charge receivables and our accrued interest and fees, both of which we also reflect within securitized earnings assets on our condensed consolidated balance sheets. We present these components of our overall retained interest valuation at estimated net realizable values. We estimate these amounts based principally upon payment and charge off histories. To the extent that actual results differ from these estimates, our results of operations and liquidity could be materially affected.

With respect to the portfolios that we have securitized that are accounted for in accordance with Statement No. 140, we have adjusted the underlying Statement No. 140 and retained interests valuation assumptions significantly over the last three years as a result of changing economic conditions and changes in our liquidity position. The most significant of these changes was our third quarter of 2004 reduction in the residual cash flows discount rate assumption used to value our I/O strips and retained interests based principally on new market conditions that became apparent to us in the third quarter of 2004 as a result of our negotiation of two new term securitization facilities that we subsequently completed a few weeks after the close of the third quarter of 2004. The aggregate favorable pre-tax effect of third quarter 2004 changes to our residual cash flows discount rate assumption was $21.7 million. The third quarter 2004 change in our residual cash flows discount rate assumption is not reflective of a change in estimating methodology, but rather reflects changes in facts during the third quarter of 2004. As market circumstances change and as fluctuations occur in the collateralization levels within our securitization trusts, these factors cause changes in our residual cash flows discount rate assumption. Facts continued to change in 2005, for example, during which we experienced further decreases in our residual cash flows discount rate. These decreases resulted from (1) further tightening of spreads on credit card securitization notes that we experienced in 2005 through (a) our sale to third parties of subordinated bonds in a securitization in the second quarter of 2005 and (b) the renewal at significantly lower pricing of two-year variable funding notes within our originated portfolio master trust during the third quarter of 2005, coupled with (2) significantly increased overall collateral enhancement levels within the originated portfolio master trust during 2005 given our funding of cardholder purchases. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. Collateral enhancement levels increased significantly in 2005 given the liquidity generated by us based on our second quarter of 2005 Encore transaction and our $250.0 million and $300.0 million Convertible Senior Note issuances; we funded the majority of cardholder purchases underlying our originated portfolio master trust during 2005, rather than drawing against originated portfolio master trust conduit and variable funding note securitization facilities to fund these purchases. These beneficial effects on the residual cash flows discount rate were offset somewhat, however, by increases in the LIBOR rate over the same period. We have continued to experience a tightening of the spreads in transactions in which we have participated in 2006; the tightening of spreads again has served in 2006 to offset increases in our LIBOR base rate in the determination of our residual cash flows discount rate.

At September 30, 2006, the following illustrates the hypothetical adverse effect of a 20 percent adverse change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized (in thousands):

Credit Card Receivables
Net collected yield (annualized)	$(70,340)
Payment rate (monthly)	$(3,479)
Expected principal credit loss rate (annualized)	$(26,202)
Residual cash flows discount rate	$(11,528)
Servicing discount rate	$(102)

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

Investments in Previously Charged-Off Receivables

We account for our investments in previously charged-off receivables using the “cost recovery method” of accounting in accordance with the provisions of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” We establish static pools consisting of homogenous accounts and receivables for each acquisition. Once we establish a static pool, we do not change the receivables within the pool.

We record each static pool at cost and account for it as a single unit for the economic life of the pool (similar to one loan) for recovery of our basis, for recognition of revenue, and for impairment. We earn revenue from previously charged-off receivables after we have recovered the original cost for each pool. Each quarter, we perform an impairment test on each static pool. If the remaining forecasted collections are less than our current carrying value, we record an impairment charge.

Non-Consolidation of Qualifying Special Purpose Entities

As described above, we have securitized a substantial majority of the credit card receivables that we manage. In general, these securitizations involve our sale of credit card receivables to “qualifying special purpose entities” (“QSPEs”). QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140 governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to “consolidate” those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

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

We believe control has been surrendered with regard to receivables that we have transferred to our securitization structures, and therefore, we treat the transferred assets as having been sold under Statement No. 140.

Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs (approximately $1.7 billion as of September 30, 2006) would be treated as assets on our condensed consolidated balance sheet, the securities issued (proceeds raised totaling $788.4 million as of September 30, 2006) would be treated as liabilities on our condensed consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential reserves for non-collectibility and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although, barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our micro-loan operations during 2004, our auto-finance operations during 2005 and the significant growth that we have experienced in the receivables underlying our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, our allowance for uncollectible loans and fees receivables has become much more material to our financial statements. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected. The allowance for uncollectible loans and fees receivable has grown from $54.3 million as of December 31, 2005 to $163.7 million as of September 30, 2006.

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $120.1 million at September 30, 2006 and represented 5.7% of our total assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows, and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate applied is the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions used to estimate future cash flows are consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, we recognize an impairment, resulting in a write-down of assets with a corresponding charge to earnings. We measure the impairment loss based upon the difference between the carrying amount and the fair value of the assets.

Investments in Securities

We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We generally classify our purchased debt and equity securities as trading securities. Investments in securities classified as trading securities totaled $199.5 million as of September 30, 2006. Due to the nature of these investments, we rely on third-party evidence to support our valuation estimates as the securities generally are not traded in larger market exchanges.

On a quarterly basis, we review our significant accounting policies and the related assumptions, in particular, those mentioned above, with the audit committee of the board of directors.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $24.19 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the three and nine months ended September 30, 2006 for the sublease was approximately $43,000 and $129,000, respectively.

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

Forward-Looking Information

We make numerous forward-looking statements throughout this report including statements with respect to our expected income, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, securitizations and gains and losses from securitizations, the impact of actions by the FDIC and other regulators on both us and the banks that issue credit cards on our behalf, account growth, performance of investments that we have made, operating expenses, impact from the utilization of MEP, the impact of the recent bankruptcy law changes, marketing plans, the profitability of our Auto Finance segment, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities and our experimentation with new products. Frequently these statements are introduced with words such as “expect,” “likely,” “will,” “would,” “believe,” “estimate,” “project,” “anticipate,” or “predict.” Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors” of this report.

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

At September 30, 2006, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (8.25% at September 30, 2006), subject to interest rate floors. At September 30, 2006, $21.7 million of our total managed receivables were priced at their floor rate, of which, $11.8 million of these receivables were closed and therefore ineligible to be repriced and the remaining $9.9 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $11.8 million in closed account receivables reach their floor rate would result in an approximate $42,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $9.9 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover county, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. As of September 30, 2006 we have not recorded any accruals related to this lawsuit.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which we originate credit products are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, we generally are responsible for the remedies as a result of our indemnification obligations with those banks. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and raise our costs of doing business.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that the issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders that is sufficient to cover over-limit, late and other fees plus 3% or 4% (depending upon the credit card product) of their outstanding balance—a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of September 30, 2006, approximately 1.6% of our accounts (representing approximately 3.0% of our receivables) were experiencing negative amortization. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of this year we began a review of our practices in this area. As a result of this review, commencing during the third quarter we discontinued billing fees and finance charges on substantially all credit card accounts once they become 90-plus days delinquent. In addition, we are reviewing alternative minimum payment, fee and other credit terms designed to prevent negative amortization. We have not, however, made any assessment of the impact of any changes on our business, although changes could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

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

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. As an originator and servicer of sub-prime receivables, we typically charge higher interest rates and fees than lenders serving consumers with higher credit scores. Sub-prime lenders are commonly the target of legislation (and revised legislative interpretations) intended to prohibit or curtail these and other industry-standard practices as well as non-standard practices. For instance, Congress recently enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Among others, changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to refund previously collected amounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	federal and state laws may limit our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	reductions in statutory limits for fees and finance charges could cause us to reduce our fees and charges;

•	some of our products and services could be banned in certain states or at the federal level; for example, in 2004 the State of Georgia made certain micro-loan practices illegal and regulatory action and litigation has been brought in North Carolina alleging that certain micro-loan practices are prohibited in that state;

•	federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and

•	a reduction in our ability, or willingness to lend to certain individuals, such as military personnel.

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

Additionally, state attorneys general, banking regulators, and others continue to scrutinize the micro-loan industry and may take actions that could require us to cease or suspend operations in their respective states. For example, one of our subsidiaries recently agreed with the Attorney General of the State of North Carolina to stop servicing micro-loans for third-party banks. Also, a group of plaintiffs brought a series of putative class action lawsuits in North Carolina claiming, among other things, that the cash advance micro-loan activities of the defendants violate numerous North Carolina consumer protection laws. The lawsuits seek various remedies including treble damages. One of these lawsuits is pending against

CompuCredit and five of our subsidiaries. If these cases are determined adversely to us, there could be significant consequences to us, including the payment of monetary damages. In the future, we also might voluntarily (or with the encouragement of a regulator) withdraw particular products from particular states, which could have a similar effect.

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

Any acquisition or investment that we make, including our recent acquisition of Wells Fargo Financial’s CAR business unit, will involve risks different from and in addition to the risks to which our business is currently exposed. These include the risks that we will not be able to successfully integrate and operate new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

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

If we obtain a bank charter, any changes in applicable state or federal laws could adversely affect our business. From time-to-time we have explored the possibility of acquiring a bank or credit card bank. If we obtain a bank or credit card bank charter, we will be subject to the various state and federal regulations generally applicable to similar institutions, including restrictions on the ability of the banking subsidiary to pay dividends to us. We are unable to predict the effect of any future changes of applicable state and federal laws or regulations, but such changes could adversely affect the bank’s business and operations.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets) that represent sub-prime credit risks of individuals. These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At September 30, 2006, we had investments in the debt and similar securities of others of $145.1 million.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.1	Second Amended and Restated Affinity Card Agreement, dated as of September 15, 2006, with First Bank & Trust	Filed herewith

10.2	Affinity Card Agreement, dated as of February 16, 2005, with First Bank of Delaware	Filed herewith

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

November 6, 2006	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)