Form 10-K
period 2006-12-31
COMPUCREDIT CORP
filed 2007-02-28
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2006

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

CompuCredit believes that during the 2006 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Securities Exchange Act of 1934 complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

CompuCredit is an accelerated filer and is not a shell company.

The aggregate market value of CompuCredit’s common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by nonaffiliates as of June 30, 2006 was $685.7 million. (For this purpose, directors and officers have been assumed to be affiliates and we have excluded 5,677,950 of loaned shares.)

As of February 22, 2007, 51,930,494 shares of common stock, no par value, of the registrant were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Managements Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements with respect to our expected income, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, securitizations and gains and losses from securitizations, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and the banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact from our utilization of the Market Expansion Platform (“MEP”), the impact of recent bankruptcy law changes, marketing plans, the profitability of our Auto Finance segment, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part I, Item 1A, “Risk Factors,” in this Report and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emerge®, Imagine®, Majestic®, Purpose®, Tribute® and other trademarks in the United States.

i

PART I

ITEM 1.	BUSINESS

General

A general discussion of the business of CompuCredit Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com.

We are a provider of various credit and related financial services and products to or associated with the underserved (or sub-prime) consumer credit market, as well as to “un-banked” consumers. We serve this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables underlying originated accounts and portfolio acquisitions. We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other. We describe these segments below. (See, Note 3, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)

Credit Cards Segment. Our Credit Cards segment consists of our credit card lending and servicing activities, as conducted with respect to receivables underlying accounts that we originate and receivables underlying portfolios that we purchase. This reportable segment includes the activities associated with substantially all of our credit card products, including our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. We finance a substantial majority of our credit card activities through securitization of the receivables underlying the accounts we originate and portfolios we purchase. The leverage (i.e., the percentage on a dollar of receivables that lenders will lend, or the “advance rate”) that our securitization facilities provide against our credit card receivables is a critical factor in our ability to obtain the desired returns on equity for our shareholders. Revenues from the Credit Cards segment principally consist of: (1) the portion of fees and related income on non-securitized earning assets derived from our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; (2) fees and related income on securitized earning assets, which are derived from our investments in our securitized originated and purchased portfolios; (3) the portion of servicing income that relates to credit card servicing; (4) income earned on cash and cash equivalents and investments in debt and equity securities; and (5) equity in the income of the Credit Cards segment’s equity-method investees. Our post-2002 credit card receivables acquisition activities include:

•

Our 62.5% investment interest in Embarcadero Holdings, LLC (“Embarcadero”) acquired during the third quarter of 2003. Embarcadero was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of $824.0 million (face amount) in credit card receivables from Providian Bank.

•

Our 75.1% investment interest in Bluestem Holdings, LLC (“Bluestem”) acquired during the third quarter of 2004. Bluestem was formed by an affiliate of Merrill Lynch and one of our wholly owned subsidiaries in connection with the acquisition of $92.0 million (face amount) in credit card receivables during the third quarter of 2004. In January 2005, Bluestem purchased another $72.1 million (face amount) in credit card receivables from the same party from whom it purchased the original credit card receivables.

•

Our 33.3% investment interest in Transistor Holdings, LLC (“Transistor”) acquired during the third quarter of 2004. Transistor was formed by an affiliate of Banc of America Securities, Greenwich Capital Financial Products and one of our wholly owned subsidiaries in connection with the acquisition of $996.5 million (face amount) in credit card receivables from Fleet Bank (RI), National Association.

•

Our 47.5% investment interest in Rapid City Holdings, LLC (“Rapid City”) acquired in January 2005. Rapid City was formed by an affiliate of Merrill Lynch, one additional party and one of our wholly owned subsidiaries in connection with the acquisition of $376.3 million (face amount) in credit card receivables contemporaneous with Marshall Bancorp Inc.’s purchase of BANKFIRST Corp.

•

Our 61.25% investment interest in CSG, LLC (“CSG”), which resulted from our third quarter 2006 acquisition of an 11.25% interest in this entity, which followed our initial acquisition of a 50% interest in this entity in the second quarter of 2002. CSG was formed during the second quarter of 2002 by affiliates of Goldman, Sachs & Co. and Salomon Smith Barney and one of our wholly owned subsidiaries. CSG was formed to acquire notes and a subordinate, certificated interest issued by a trust (“CSG Trust”) that had acquired approximately $1.5 billion (face amount) of credit card receivables from Providian National Bank.

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

Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the FICO scoring range. As a result, we price our products to reflect this greater risk, generally through more demanding terms than our customers would have to bear if their FICO scores were higher. For the products that we provide to customers with the lowest FICO scores, we also generally charge higher up-front, annual and other fees than customers would have to pay if their FICO scores were higher. Because of these higher fees, our products are subject to greater regulatory scrutiny. See “Consumer and Debtor Protection Laws and Regulations—Credit Card Segment” and Item 1A, “Risk Factors.”

As is customary in our industry, we finance most of our credit card receivables by selling them to a securitization vehicle, such as a trust, that in turn sells participation interests. The rates of return that purchasers require and the portion of the funding that the purchasers are willing to provide (as contrasted with the portion that we must provide), which is known as the advance rate, are our two most significant financial considerations. In 2001, the advance rates provided by purchasers of participation interests in our securitization facilities decreased significantly, thereby leading us to conclude that we could not earn our desired return on equity from growing our portfolio of credit card receivables that we had historically funded through securitization within our originated portfolio master trust. As a result, we reduced our marketing efforts during 2002 and 2003 and began to contemplate an orderly liquidation of the credit card receivables within our originated portfolio master trust. During this same time period, however, we were able to obtain attractive financing for acquisitions of portfolios and, hence, were able to complete three substantial portfolio acquisitions. Also during this time period, we began to focus on ways to diversify our business to better insulate us against adverse shifts in advance rates, which have the effects of increasing financing costs, increasing liquidity requirements and reducing returns on the equity we invest in credit card receivables. By way of example, we began in 2003 to grow our portfolio of credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Even without initial leverage against this particular portfolio, we earned our desired return on equity.

In January 2004, we completed a financing arrangement with Merrill Lynch that provided us with significantly improved advance rates. As a result, we significantly increased our marketing and related efforts throughout 2004 and into 2005 to grow our receivables within the originated portfolio master trust. Advance rates and cost of funds under the Merrill Lynch facility continue to support the marketing and growth of our originated portfolio master trust receivables. Also, in March 2006, we completed a structured financing transaction that is secured by credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. In September 2006, we amended this facility to increase the maximum borrowings limit from $150.0 million to $350.0 million, improve the advance rates and pricing, and extend the maturity to March 2008.

Investments in Previously Charged-Off Receivables Segment. Our Investments in Previously Charged-Off Receivables segment consists of the operations of our debt collection subsidiary, Jefferson Capital Systems, LLC (“Jefferson Capital”). Through this subsidiary, as market conditions and other factors justify, we acquire and sell previously charged-off credit card receivables and apply our collection expertise to the receivables we from time-to-time own. Revenues in this segment are classified as fees and related income on non-securitized earning assets in our consolidated statements of operations.

In June 2005, Jefferson Capital sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (“Encore”), and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, Jefferson Capital received $143.0 million in cash. The purchase price included $76.0 million related to the sale of the portfolio of charged-off credit card receivables and $67.0 million of deferred revenue related to the sale of future receivable acquisitions. Pursuant to the agreement with Encore, Jefferson Capital is expected to purchase for delivery to Encore over the life of the agreement, certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in Jefferson Capital being required to return a portion of the purchase price related to the sale of future receivable acquisitions.

The market for buyers of previously charged-off receivables has become more competitive, in part because of the entry of new publicly held debt buyers into the market, although we continue to believe that investing in previously charged-off receivables is an attractive business activity for us in the current environment in narrow areas, including Chapter 13 bankruptcy purchases and purchases through Jefferson Capital’s balance transfer program. Jefferson Capital’s balance transfer program involves a credit card offering as an incentive to debtors to repay their previously charged-off debts. This program not only allows Jefferson Capital to realize enhanced liquidation curves in what is now a competitive pricing environment, but it also allows Jefferson Capital to partner with other debt buyers to help them enhance their own economics.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide one or more of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. Our revenues in this segment principally consist of fees and/or interest earned on our cash advance, installment loan and other credit products, as well as various transactional fees earned on our money transfer and other financial services. Our Retail Micro-Loans segment marketed, originated, invested in, and/or serviced $613.4 million in micro-loans during 2006, which resulted in revenue of $103.9 million.

We established this segment during the second quarter of 2004 principally through the acquisition by one of our subsidiaries of substantially all of the assets of a sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively “First American”). We followed this acquisition during the third quarter of 2004 with the acquisition by one of our subsidiaries of substantially all of the assets of Venture Services of Kentucky, Inc. (“Venture Services”), which added another 166 retail storefronts, and we acquired another 39 storefronts in the State of Ohio in January 2005. During 2006, we began exploring strategic alternatives in the United Kingdom, and we initiated the process of opening several test stores in the greater London area. As of December 31, 2006 our retail micro-loan subsidiaries operated 475 storefront locations in 17 U.S. states and the United Kingdom.

In most of the states in which they historically have operated, our retail micro-loan subsidiaries have made cash advance and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, we converted all of our Florida and Arkansas operations to a direct lending model during 2006. However, in North Carolina and West Virginia, after initially pursuing conversion to a direct lending model, our subsidiaries decided to exit those states because they concluded that alternative lending products would not provide acceptable long-term returns for the business. Consequently, during the third quarter of 2006, our subsidiaries completed the process of closing 52 branch locations in North Carolina and 11 branch locations in West Virginia.

The FDIC’s February 2006 actions followed restrictive guidelines issued by the FDIC in March 2005, which originally caused us to accelerate our efforts to convert our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services. The FDIC’s 2006 actions combined with the ongoing regulatory scrutiny of the retail micro-loan industry only reconfirmed the need for this strategic transition. In addition, we believe that a multi-product line strategy is important to increasing foot traffic within our storefronts, thereby maximizing the profit potential for each of the stores. Our current suite of products includes auto insurance, stored-value cards, credit cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. To support these multiple products, our Retail Micro-Loans segment completed the process of converting our entire network of branches to a common information technology platform during 2006. We have been pleased with the early results we have seen from the new product offerings, and we continue to roll out new products to our stores.

As evidenced by the FDIC’s actions, the regulatory environment surrounding our micro-loan activities is a dynamic one. Our Retail Micro-Loans segment management team continuously monitors federal and state legislative and regulatory initiatives affecting its product offerings, and we believe our retail micro-loan subsidiaries continue to have reasonable prospects to reap acceptable risk-adjusted returns on equity and growth for us through a multi-product-line strategy.

Auto Finance Segment. On April 1, 2005, we acquired Wells Fargo Financial’s “Consumer Auto Receivables” (or “CAR”) business unit, which comprised the entirety of our Auto Finance segment in 2005 and 2006. When we completed the acquisition, CAR had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and approximately 300 employees and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters.

Our CAR operations consist of a nationwide network of pre-qualified dealers in the “Buy Here/Pay Here” used car business from which auto loans are purchased at a discount or serviced for a fee. Revenues are generated on purchased loans through interest earned on the face value of the purchased installment agreements combined with discounts on these purchased loans. Interest income from discounts is generally earned over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections, providing custodial services and providing back-up servicing for similar quality securitized assets.

During 2005, our CAR segment received regulatory approval to expand business operations into four new states, and during 2006, CAR expanded business operations into three additional states, bringing the total number of states in which the business operates to forty-five, with approximately 1,200 active dealers, approximately 38,000 active accounts that the business owns and approximately 2,800 accounts for which the business provides servicing. During 2006, CAR released new financing products designed to complement the products it currently offers to this market. In addition to these initiatives, the business unit is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to existing customer bases.

On February 2, 2007, we acquired the assets of San Diego-based ACC Consumer Financial Services, LLC (“ACC”), which we expect to include within our Auto Finance segment operations in 2007 and beyond. ACC currently services approximately $275 million in auto finance receivables, operates in 12 states with collection centers in San Diego, California and Denver, Colorado, and has approximately 170 employees. In conjunction with this purchase, we also acquired a $195 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which makes our acquisition of ACC quite complementary to our CAR operations.

Other Segment. Our Other segment consists of our stored-value (or debit) card operations and their associated fee income and servicing expenses and other start-up product offerings (including our merchant credit program, an Internet-based installment loan product, centralized decision engine development efforts and third-party consumer finance receivables origination and servicing activities) that do not individually meet the reportable business segment disclosure criteria. The activities within our Other segment are generally start-up in nature, and we expect to continue our testing and investments in these areas in keeping with our diversification strategy throughout 2006 and beyond.

Recent Developments. In September 2005, we entered into a Stock Purchase Agreement (the “Agreement”) with CardWorks, L.P., pursuant to which we would acquire CardWorks, Inc., a privately held issuer and third-party servicer of consumer credit cards through its subsidiaries Merrick Bank Corporation, a Utah industrial loan bank, and Cardholder Management Services, LLC. The CardWorks, Inc. acquisition was subject to customary closing conditions, including the receipt of regulatory approvals. On July 28, 2006, the FDIC announced a moratorium until January 31, 2007 on approving acquisitions of industrial loan banks, which made it impossible for us to obtain the necessary regulatory approvals prior to the October 2, 2006 contract expiration date. As a result, the Agreement expired on October 2, 2006. We subsequently withdrew our application to acquire Merrick Bank Corporation.

Future Plans. We expect to continue to expand and diversify our product offerings to our underserved and “un-banked” consumer market base by developing new products and services that we can provide to them and by acquiring other complementary sub-prime lenders and businesses throughout 2007. As noted above, on February 2, 2007, we acquired a $195.5 million portfolio of auto finance receivables and the ACC servicing platform under which the acquired receivables and others previously have been serviced. We believe the acquisition of this existing portfolio and business will provide us greater depth in the auto finance arena and provide significant room for expansion in the coming years.

How Do We Operate?

Credit Cards Segment. We market unsecured general-purpose Visa and MasterCard credit cards through our contractual relationships with third-party financial institutions. Our longest-standing relationship is with Columbus Bank & Trust Company (“CB&T”), a Georgia state chartered banking subsidiary of Synovus Financial Corporation. Our contractual arrangement with CB&T expires in March 2009. Under our CB&T agreement, CB&T, as the issuer, owns the credit card accounts, and we purchase receivables underlying the CB&T credit card accounts. Our other newer contractual relationships with third-party financial institutions work in a similar manner to our agreement with CB&T.

On a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize a significant majority of the receivables (i.e., all of the Credit Card segment’s credit card receivables other than those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range) each day by selling the receivables to trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the trusts. The cash proceeds that we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors’ interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

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

See our consolidated financial statements included herein and our “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further details on our securitizations.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment operates through a subsidiary, which serves as a holding company for the several separate subsidiaries required to support these operations. This business is conducted by subsidiaries that operate separately in each state. Each of these operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with its parent and other CompuCredit-related entities, has its own books and records, and maintains its assets independently of the other operating companies and other CompuCredit-related entities except insofar as certain cash management and administrative functions that are or may be performed on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

Auto Finance Segment. During 2005 and 2006, our Auto Finance segment consisted entirely of CAR, which operates through a subsidiary, which serves as a holding company for the separate subsidiaries required to support these operations. CAR is licensed and/or authorized to acquire assets in the forty-five states in which it presently operates. Each of the various CAR operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of other operating subsidiaries and on an arms’-length basis with CompuCredit and other CompuCredit-related entities, has its own books and records and maintains its assets independently of other operating companies and other Company-related entities, except insofar as certain cash management and administrative functions that are or may be performed on a collective basis for the benefit of the operating subsidiaries. Each of the CAR subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

This business unit is principally dedicated to acquiring and servicing aged or newly originated receivables from buy here/pay here used car dealers, related finance companies and regional finance companies, as well as receivables that are being liquidated by banks, thrifts or consumer finance companies. These receivables are purchased at a discount to net present value, and typically have a remaining maturity of twenty to thirty months.

CAR is comprised of seventeen primary physical locations and approximately sixty sales resources. Three of the physical locations manage business developed by direct sales resources, while twelve locations act as standalone profit centers with dedicated sales resources. The business is divided into three divisions (East, Central and West) with sales operations centers located in Charlotte, North Carolina, Coppell, Texas and

Las Vegas, Nevada, respectively. Collections and customer service are centralized in an operations center that is based in Lake Mary, Florida. Executive and certain corporate functions are based in Peachtree City, Georgia. This operating unit maintains a dedicated funding facility sufficient to support present operations.

Our ACC operation, which we acquired on February 2, 2007, services auto loans that it has originated. In addition, our ACC operation is in the process of recommencing its origination of auto loans, a process that it discontinued in November 2006 in anticipation of winding up its business prior to agreeing to be acquired by us.

ACC services auto loans from facilities located in San Diego, California, and Denver, Colorado. It currently originates loans through franchised automobile dealers located in 12 states.

How Do We Collect and Evaluate Data?

Credit Cards Segment. Our general business model is predicated upon our ability to successfully predict the performance of sub-prime receivables, irrespective of whether the receivables arise from portfolio acquisitions or through other origination channels. In other words, we do not focus on the financial institution that originated the particular receivable, but, rather, on how it will perform. We believe our unique skill set is our ability to predict this behavior and to service the portfolio in a superior manner to ensure maximum performance. To this end, we have developed a proprietary information management system that supports our decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The information system takes advantage of a state-of-the-art data warehouse and ancillary data management systems that maintain information regarding a customer throughout the customer’s relationship with us. The system’s purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

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

We believe that the information we collect in our information system, as well as the ability that we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products and our portfolio acquisitions. We believe that we have priced our products and acquisitions such that over time the income we earn from the receivables that are not charged off is sufficient to cover our marketing expenses, our servicing expenses, overhead expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

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

How Do We Obtain Our Customers?

Credit Cards Segment. As noted above, we view our customers the same regardless of whether we acquire them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the behavior of sub-prime consumers, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe we can use this model to predict the behavior of sub-prime consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO scoring range. The FICO scoring, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO scoring ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO scoring range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. We focus our marketing programs (direct mail, telemarketing, Internet, television, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

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

Auto Finance Segment. Our CAR operations within this unit acquire existing retail installment contracts directly from dealers and small finance companies, while ACC, which we acquired on February 2, 2007, directly extends loans to consumers. The Auto Finance segment also enters agreements to service retail installment contracts. Relationships with dealers and small finance companies are developed and maintained through a direct sales force. Markets are analyzed through the acquisition of data from industry-related service providers, which provide information that indicates sufficient dealer and customer densities. Direct advertising campaigns also are conducted in specific target markets in conjunction with industry-focused advertising in established magazines and periodicals. This segment also sponsors and participates in most state and local auto dealer associations and is a sponsor in national organizations such as the NIADA and NABD.

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

The success of our fee-based business is a function of the number and variety of our fee-based product offerings, the marketing channels leveraged to sell fee-based products and the customers to whom we market these products. The profitability of our fee-based products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs and the operating expenses associated with the programs. Although a wide range of our customers purchase fee-based products and services, fee-based product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from fee-based products and services will either grow at a reduced rate or decline.

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

We monitor authorizations for all accounts. Customer credit availability is limited for transaction types that we believe present higher risks, such as foreign transactions, cash advances, etc. We manage credit lines to reward underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

Auto Finance Segment. Accounts are managed in house by an experienced staff specifically trained in this segment of the industry. For our CAR operations, credit quality and loss mitigation are managed at the dealer portfolio level through the implementation of dealer-specific loss reserve accounts. In most instances, the reserve accounts are cross-collateralized across all business presented by any single dealer. Performance at the dealer portfolio level (by product type) is monitored to adjust pricing or the reserve account or to determine if the dealer is to be excluded from our account purchase program.

Specific purchase guidelines are applied within CAR based upon each product offering, and established delegated approval authorities exist to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts are typically verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among approximately 1,200 active dealers.

For our ACC operations, credit quality and loss mitigation initially are dependent upon our obtaining a first lien in the auto being financed. When a customer defaults and we repossess the auto, the sale of that auto at auction generally provides for the repayment of a substantial portion of the loan. However, it is unlikely to provide proceeds sufficient to repay the entire loan. As a result, for credit evaluation purposes, we consider a portion of these loans to be unsecured and evaluate the creditworthiness of the customers in that context.

How Do We Collect from Our Customers?

Credit Cards Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost effective and customer friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also will offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we vary from our general payment application priority (i.e., of applying payments first to accrued finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to accrued finance charges and fees or by agreeing to forego finance charges in exchange for an appropriate payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential “economic” loss associated with the charge-off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work with our customers in a way intended to best protect us from economic loss on the cardholder relationship. Our selection of collection techniques, including, for example, whether we apply payments to finance charges or principal, impacts the statistical performance of our portfolios that we reflect under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder’s APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate reduction of accrued finance charges or waiver of accrued late fees. In other situations, we may actually settle with customers and adjust their accrued finance charges and accrued late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances that they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

Our determination of whether an account is contractually past due is relevant to our delinquency and charge off data included under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge off status. We will consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as a fixed percentage of his or her statement balance (3% or 4%, depending on the credit card product that he or she has). If, for any reason, we are required to revise our minimum payment requirements and practices, our delinquency and charge off data may be adversely affected.

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

Retail Micro-Loans Segment. Generally, for our traditional cash advance micro-loan product, upon the establishment of a relationship with a customer, the store will schedule when the customer is expected to return to our retail location and repay the cash advance. Prior to that date, the store will attempt to contact the customer to confirm scheduling.

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

If the store manager is unable to re-schedule a payment date, the customer’s check is deposited. If the check does not clear, either due to insufficient funds, a closed account or a stop-payment order, the branch employees use additional collection efforts. These collection efforts typically include contacting the customer by phone or in person to obtain a promise to pay, sending collection letters to the customer or attempting to deposit the customer’s check if funds become available. If these collection efforts fail, the debt may be sold to either our own debt collections subsidiary or to a third party to attempt collection.

Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection techniques. After a short period, accounts that have been loaded into our data processing system are centrally serviced to leverage auto dialer processing for early stage collections. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. We generally do not repossess autos in our CAR operation as a result of the agreements that we have with the dealers. In our ACC operation, we customarily repossess autos following the default and sell those autos at national auctions. There almost always is a deficiency upon that sale, at which point we assess whether to pursue or, more often, not pursue that deficiency.

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment. Our business is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Some of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally have higher fees and more demanding terms than our other products. Because of the greater credit risks inherent in these customers and the fees and terms that the products have, these products, and the banks that issue them on our behalf, are subject to significant regulatory scrutiny. Were regulators, including the FDIC (which regulates the lenders that issue these products on our behalf) and the FTC, to object to these products, we could be required to modify or discontinue them.

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

Retail Micro-Loans Segment. These businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the interest rates and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements.

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes that are permitted, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this business segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

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

Investments in Previously Charged-Off Receivables Segment. The consumer debt collection industry is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables, including third-party collection agencies, other financial service companies and credit originators that manage their own consumer receivables.

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

Retail Micro-Loans Segment. Competition for our Retail Micro-Loans segment originates from numerous sources. Our Retail Micro-Loans segment subsidiaries compete with traditional financial institutions that offer similar products such as overdraft protection and cash advances, as well as with other micro-loan companies that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Advance America, Check ‘n Go and Check into Cash, among others, who have multiple store operations located throughout the United States.

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

Auto Finance Segment. Competition within the auto finance sector is very widespread and fragmented and includes captive finance companies from all of the major manufacturers. Our CAR operations target a customer base and dealer profile that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national companies focused on this credit segment (e.g., Credit Acceptance Corp., WestLake Financial, Mid-Atlantic Finance and Western Funding) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2006, we had approximately 3,600 employees principally located in Florida, Georgia, Minnesota, Nevada, North Carolina and Utah. Predominantly associated with the acquisitions within and operations of our Retail Micro-Loans and Auto Finance segments, we have employees located in Alabama, Arizona, Arkansas, Colorado, Florida, Kentucky, Louisiana, Mississippi, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, Virginia and Wisconsin. Additionally, we have a limited number of employees in India and the United Kingdom. No collective bargaining agreement exists for any of our employees. We consider our relations with our employees to be good.

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

Additional Information

CompuCredit is incorporated in Georgia. Our principal executive offices are located at 245 Perimeter Center Parkway, Suite 600, Atlanta, Georgia 30346, and the telephone number at that address is (770) 206-6200. Our Internet address is www.compucredit.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risk of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our target customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from our securitizations and other credit products, which will result in a decrease in the value of our retained interests (which are based on expected future cash flows) and our loans and fees receivable, and we will experience reduced levels of net income.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Income from the sale of receivables in securitization transactions and income from retained interests in receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Portions of this income are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. Differences between actual and expected performance of the receivables will occur and may cause fluctuations in our net income. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. As a result, these estimates will differ from actual performance.

Increases in expected losses and delinquencies may prevent us from continuing to securitize receivables in the future on similar terms or otherwise obtaining favorable financing for non-securitized receivables. Greater than expected delinquencies and losses also could impact our ability to complete other securitization or financing transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available.

Increased utilization of existing credit lines by cardholders would require us to establish additional securitization and financing facilities or curtail credit lines. Our existing commitments to extend credit to cardholders exceed our available securitization and financing facilities. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders’ available credit lines or establish additional securitization and financing facilities. This would subject us to several of the other risks that we have described in this section.

Increases beyond expected losses and delinquencies may cause us to incur losses on our retained interests and losses on our loans and fees receivable. If the actual amounts of delinquencies and losses that occur in our securitized receivables or our on-balance-sheet receivables are greater than expected, the value of our retained interests in the securitization transactions and our loans and fee receivable, net on our consolidated balance sheet will decrease. Since we derive substantial income from our retained interests and loans and fees receivables, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, levels of loss and delinquency could result in us being required to repay our securitization investors earlier than expected, reducing funds available to us for future growth. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we use in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Because our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact. We have no immediate plans to issue or acquire significant receivables that are higher in the credit spectrum.

Seasonal consumer spending may result in fluctuations in our net income. Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our credit card customers may charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables we manage and subsequently securitize or finance during those periods.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. Although our primary credit card receivables securitization facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations, in the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations our financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations and financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, the “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

Our growth is dependent on our ability to add new securitization and financing facilities. We finance our receivables through securitizations and financing facilities. To the extent we grow our receivables significantly, our cash requirements are likely to exceed the amount of cash we generate from operations, thus requiring us to add new securitization or financing facilities. Our historic and projected performance impact whether, on what terms and at what cost we can sell interests in our securitizations or obtain financing from lenders. If additional securitization and financing facilities are not available on terms we consider acceptable, or if existing securitization and financing facilities are not renewed on terms as favorable as we have now or are not renewed at all, we may not be able to grow.

As our securitization and financing facilities mature, they will be required to accumulate cash that therefore will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on receivables are accumulated to repay the investors and are no longer reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables and effectively the maturing facility maintains its priority in its right to payments following collections on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If our securitization facilities begin to accumulate cash and we also are unable to obtain additional sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash.

The documents under which the securitization facilities are established provide that, upon the occurrence of certain adverse events known as early redemption events, the timing of payments to the investors could be accelerated. Early redemption events include portfolio performance triggers, the termination of the affinity agreement with CB&T, breach of certain representations, warranties and covenants, insolvency or receivership, servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In the Merrill Lynch facility, an early redemption event also may be triggered based on a total consolidated equity test or a change of control in CompuCredit. If an early redemption event occurs, principal payments would be made to investors to reduce their interests in our securitizations. As investors’ interests in our securitizations decrease, our liquidity would be negatively impacted and our financial results may suffer. We would need to obtain alternative sources of funding, and there is no certainty that we would be able to do so. Similar triggers exist with respect to the financing facilities for our loans and fees receivable retained on our balance sheet, the refunding of which could be made more difficult or impossible at terms acceptable to us if we hit such triggers.

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card-based asset backed securities and the general economy.

The timing and volume of securitizations and originations with respect to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range may cause significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables securitized will cause fluctuations in our quarterly income. Factors that affect the timing or volume of our securitizations include the growth in our receivables, market conditions and the approval by all parties of the terms of the securitization. Given the significant and variable growth rates that we have experienced for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying volumes of marketing spending and account origination in the quarters preceding peak vintage charge-off periods.

The performance of our competitors may impact the costs of our securitizations and financing facilities. Investors in our securitizations and financing facilities compare us to other sub-prime credit card issuers and, to some degree, our performance is tied to many of the factors that impact their performance. Generally speaking, investors in our securitizations also invest in our competitors’ securitizations, and lenders against our receivables also lend against our competitors’ receivables. These investors and lenders broadly invest in or lend against receivables, and when they evaluate their investments and lending arrangements, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor and lender sentiment, and the investors in our securitizations and lenders against our receivables require greater returns, particularly with respect to subordinated interests in our securitizations. In 2001, for instance, investors demanded unprecedented returns.

In the event that investors require higher returns and we sell our retained interests in securitizations at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests in our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We also might increase the discount rate used to value all of our other retained interests, which also would result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we would potentially decrease the rate used to value all of our other retained interests, which would result in additional income.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties made to us by sellers of the receivables are inaccurate. The representations and warranties made to us by sellers of receivables we have purchased may be inaccurate. We rely on these representations and warranties when we securitize these purchased receivables. In securitization transactions, we make representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, then under the terms of the applicable investment agreement we could be required to pay the investors the amount of the non-compliant receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

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

Intense competition for customers may cause us to lose receivables to competitors. We may lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank and other credit card issuers, including issuers of American Express®, Discover® ,Visa® and MasterCard® credit cards. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

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

Our decisions regarding marketing can have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations and the operations of the issuing banks through which we originate credit products are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, we generally are responsible for the remedies as a result of our indemnification obligations with those banks. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and raise our costs of doing business.

As discussed in more detail below, in March 2006, one of our subsidiaries stopped processing and servicing micro-loans in North Carolina in settlement of a review by the North Carolina Attorney General, and also in 2006, we terminated our processing and servicing of micro-loans for third-party banks in three other states in response to a position taken in February 2006 with respect to banks generally by the FDIC.

In June 2006, we entered into an assurance agreement with the New York Attorney General in order to resolve an inquiry into our marketing and other materials and our servicing and collection practices, principally as a result of New York Personal Property Law Section 413. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders, which resulted in cash payments of under $2.0 million and a charge against a $5.0 million liability that we accrued for this purpose. In addition, we assured the New York Attorney General that we would not engage in certain marketing, billing, servicing and collection practices, a number of which we previously had discontinued.

Also in June 2006, the FDIC commenced an investigation of the policies, practices and procedures used in connection with our longest standing third-party credit card originating financial institution relationship. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of various types of fees to affected customers and the payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations or business position and consolidated financial statements. However, we believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we intend to vigorously contest the limitations and other proposals of the FDIC and FTC.

If any additional deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the FDIC, FTC or any other regulator requires us to change any of our practices, there can be no assurance that the correction of such deficiencies or violations, or the making of such changes, would not have a material adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees —a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of December 31, 2006, approximately 3.8% of our accounts (representing approximately 5.9% of our receivables) were experiencing negative amortization; this compares with 4.0% of accounts and 6.1% of our receivables experiencing negative amortization as of September 30, 2006 and 3.8% of accounts and 5.7% of our receivables experiencing negative amortization as of June 30, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of this year we began a review of our practices in this area. As a result of this review, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over 90 days delinquent. In addition, we are reviewing alternative minimum payment, fee and other credit terms designed to prevent negative amortization. We have not, however, made any assessment of the impact of any changes on our business, although changes could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables, might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products), the manner in which we market them or our servicing and collection practices. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

•	a reduction in our ability or willingness to lend to certain individuals, such as military personnel.

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

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices. (One form of these activities is sometimes referred to as “payday” lending.) Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. For example, in 2004, a new law became effective in Georgia that effectively prohibits certain micro-loan practices in the state. Several other state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans by limiting the amount of the advance and or reducing the allowable fees. In addition, Mississippi and Arizona have sunset provisions in their laws permitting micro-loans that require renewal of the laws by the state legislatures at periodic intervals. Although states provide the primary regulatory framework under which we conduct our micro-loan services, certain federal laws also impact our business. In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of cash advance micro-loans offered by FDIC-supervised institutions and the period a customer may have cash advance micro-loans outstanding from any lender to three months during the previous 12-month period. Subsequently, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. Moreover, future laws or regulations (at the state, federal or local level) prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, state attorneys general, banking regulators and others continue to scrutinize the micro-loan industry and may take actions that could require us to cease or suspend operations in their respective states. For example, one of our subsidiaries agreed with the Attorney General of the State of North Carolina in March 2006 to stop servicing micro-loans for third-party banks, a practice that we also terminated in three other affected states based on the February 2006 FDIC action cited above. Also, a group of plaintiffs brought a series of putative class action lawsuits in North Carolina claiming, among other things, that the cash advance micro-loan activities of the defendants violate numerous North Carolina consumer protection laws. The lawsuits seek various remedies including treble damages. One of these lawsuits is pending against CompuCredit and five of our subsidiaries. If these cases are determined adversely to us, there could be significant consequences to us, including the payment of monetary damages. In the future, we also might voluntarily (or with the encouragement of a regulator) withdraw particular products from particular states, which could have a similar effect.

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

We Recently Entered Into and Have Subsequently Expanded Our Automobile Lending Activities, and These Activities Involve Risks in Addition to Those We Historically Have Faced.

In 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-five states through twelve branches, three regional processing centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. On February 2, 2007, we acquired the business of ACC, also an automobile lender. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, the CAR Financial Services business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our newly acquired ACC business, which stopped originating loans in November 2006 and is in the process of reestablishing its relationships with dealers.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Our newly acquired ACC business regularly repossesses automobiles and sells repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed prices for automobiles also may result from significant liquidations of rental fleet inventories and from increased volumes of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the auction value of certain types of vehicles, such as SUVs.

Repossession of Automobiles Entails the Risk of Litigation and Other Claims. Although we contract with reputable repossession firms to repossess automobiles on defaulted loans, it is not uncommon for consumers to assert that we were not entitled to repossess an automobile or that the repossession was not conducted in accordance with applicable law. These claims increase the cost of our collection efforts and, if correct, can result in awards against us.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2006, credit card portfolio acquisitions account for 21.1% of our total credit card managed receivables portfolio based on our ownership percentages.

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

Any acquisition or investment that we make, will involve risks different from and in addition to the risks to which our business is currently exposed. These include the risks that we will not be able to successfully integrate and operate new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

Other Risks of Our Business

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that it may extend. Our longest standing issuing agreement is with CB&T and is scheduled to expire on March 31, 2009. If we are unable to execute a new agreement with CB&T or our other issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

We may not be able to purchase charged-off receivables at sufficiently favorable prices or terms for our debt collection operations to be successful. The charged-off receivables that are acquired and serviced by Jefferson Capital, our debt collection subsidiary, or sold to third parties pursuant to forward flow contracts have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged-off receivables portfolios only if it expects projected collections or prices received for sales of such charged-off receivables to exceed its acquisition and servicing costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections (or sales prices received) to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital’s profitability. The availability of charged-off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge off trends in consumer receivables, our ability to develop and maintain long-term relationships with key charged-off receivable sellers, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged-off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged-off receivables and reduce our return on such portfolios.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing pursuant to agreements with CB&T and its affiliates. In 2006, we paid CB&T and its affiliates $36.5 million for these services. If these agreements were not renewed or were terminated or the services provided to us otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets) that represent sub-prime credit risks of individuals. These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At December 31, 2006, we had investments in the debt and similar securities of others of $141.7 million.

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

Our executive officers, directors and parties related to them, in the aggregate, control a majority of our voting stock and may have the ability to control matters requiring shareholder approval. Our executive officers, directors and parties related to them own a large enough stake in us to have an influence on, if not control of, the matters presented to shareholders. As a result, these shareholders may have the ability to control matters requiring shareholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets and the control of our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change of control of us, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock.

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

Our principal executive offices, comprising approximately 194,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 284,000 square feet, are located in leased premises in: Atlanta, Georgia; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake

City, Utah. Our Investments in Previously Charged-Off Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Loans segment is headquartered in Peachtree City, Georgia with approximately 19,000 square feet of leased space; its storefront locations in the various states in which they operate average approximately 1,550 square feet per store of leased space. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 16,000 square feet of leased space, with additional operation centers in North Carolina, Nevada and Texas and branch locations in various states. We believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs require. During 2006, we signed an additional lease for approximately 400,000 square feet in Atlanta, Georgia, which in mid-2007 will serve as our principal executive offices and will replace most of our Atlanta-based operations centers and collection facilities. We currently are exploring sublease options related to our pre-existing Atlanta office leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al, No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. As of December 31, 2006 we have not recorded any accruals related to this lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CCRT.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 22, 2007, there were approximately 74 holders of our common stock, not including persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2005	High	Low
1st Quarter 2005	$33.18	$25.01
2nd Quarter 2005	$34.96	$25.63
3rd Quarter 2005	$44.95	$33.66
4th Quarter 2005	$46.85	$36.86

2006	High	Low
1st Quarter 2006	$42.21	$35.02
2nd Quarter 2006	$42.75	$35.70
3rd Quarter 2006	$38.84	$26.02
4th Quarter 2006	$41.05	$29.76

The closing price of our common stock on the NASDAQ Global Select Market on February 22, 2006 was $34.93.

We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

We have determined that we are a well-known seasoned issuer—a determination that we made based on our closing stock price on February 6, 2007 and our having 19,313,616 non-affiliate shares outstanding on that date, excluding 5,677,950 of loaned shares.

In May 2006, our Board of Directors authorized a new program to repurchase up to an additional 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines. In August 2006 our pre-existing plan expired and as of December 31, 2006, we were authorized to purchase 10 million shares under the new plan. During 2006, we did not purchase any shares under either the pre-existing or our new plan. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Equity Compensation Plan Information

We maintain the 1998 Stock Option Plan, the 2000 Stock Option Plan, the 2003 Stock Option Plan (collectively, the “Option Plans”), pursuant to which we may grant options to purchase shares of common stock to eligible persons. We also maintain the 2004 Restricted Stock Plan (the “Restricted Stock Plan,” together with the Option Plans, the “Plans”), pursuant to which we may grant shares of restricted stock to eligible persons. The following table provides information about option awards under the Plans as of the end of 2006.

Plan Category	Number of securities to be issued under Option Plans upon exercise of outstanding options (1)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plans (excluding securities reflected in first column) (2)
Equity compensation plans previously approved by security holders	1,079,889	$23.96	1,547,921
Equity compensation plans not approved by security holders	—	—	—
Total	1,079,889	$23.96	1,547,921

(1)	Does not include outstanding shares of restricted stock previously awarded under the Restricted Stock Plan.
(2)	Includes 530,814 shares of restricted stock, which were available as of December 31, 2006 for future issuance under the Restricted Stock Plan.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2001 through December 31, 2006, with the cumulative return for the Russell 2000 Index and the NASDAQ Other Finance Index over the same period, assuming the investment of $100 on December 31, 2001, and reinvestment of all dividends. We have not paid dividends since our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth, for the periods indicated, selected consolidated financial and other data. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and the related notes and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included within this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our audited consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

We securitize a substantial majority of our credit card receivables in transactions that are treated as sales under GAAP. In these securitizations, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and retain the rights and obligations to service the accounts. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables, however, will affect the future cash flows we actually receive. Various financial, operating and statistical data for the credit card receivables underlying the securitization structures for which we act as servicer are presented in the “Credit Cards Segment” discussion within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$298,136	$125,615	$40,683	$11,193	$2,494
Interest expense	(52,472)	(33,971)	(4,729)	(6,534)	(7,579)

Net interest income (expense) before fees and related income on non- securitized earning assets and provision for loan losses	245,664	91,644	35,954	4,659	(5,085)
Fees and related income on non-securitized earning assets	596,411	477,482	241,984	50,584	—
Provision for loan losses	(512,579)	(140,660)	(61,944)	(7,059)	—

Net interest income (expense), fees and related income on non-securitized earning assets	329,496	428,466	215,994	48,184	(5,085)
Other operating income:
Fees and related income on securitized earning assets	200,232	127,779	158,192	270,239	97,411
Servicing income	90,855	143,128	92,297	97,473	66,665
Ancillary and interchange revenues	43,318	28,954	24,271	19,613	30,713
Equity in income of equity-method investees	106,883	45,627	1,987	27,676	45,717

Total other operating income	441,288	345,488	276,747	415,001	240,506
Other operating expense	589,956	490,762	313,327	237,242	226,389

Income before minority interests and income taxes	180,828	283,192	179,414	225,943	9,032
Minority interests	(12,898)	(13,349)	(22,345)	(37,233)	—

Income before income taxes	167,930	269,843	157,069	188,710	9,032
Income taxes	(60,455)	(98,493)	(56,350)	(66,992)	(3,161)

Net income	$107,475	$171,350	$100,719	$121,718	$5,871

Net income attributable to common shareholders	$107,475	$171,350	$96,315	$117,434	$1,703

Net income per common share—diluted	$2.14	$3.34	$1.93	$2.34	$0.04

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Securitized earning assets	$801,715	$786,983	$536,718	$543,160	$298,674
Non-securitized earning assets, net	858,821	468,311	158,430	45,238	—
Total assets	2,113,897	1,821,190	1,003,526	761,355	518,915
Notes payable and other borrowings	358,694	165,186	83,624	1,945	—
Convertible senior notes	550,000	550,000	—	—	—
Shareholders’ equity	$883,940	$767,211	$683,890	$574,013	$447,868

The following tables contain unaudited quarterly results for the years ended December 31, 2006 and 2005.

Selected Quarterly Financial Data

	At or for the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income, fees and related income on non-securitized earning assets	$81,654	$86,102	$73,699	$88,041	$83,441	$97,937	$151,019	$96,069
Fees and related income on securitized earning assets	53,786	50,837	45,140	50,469	11,295	56,503	22,489	37,492
Other operating income	46,961	71,929	60,497	61,669	54,674	50,700	51,524	60,811
Other operating expense	166,168	141,865	133,051	148,872	146,084	119,500	117,415	107,763

Income before minority interests and income taxes	16,233	67,003	46,285	51,307	3,326	85,640	107,617	86,609
Minority interests	(1,069)	(6,363)	(2,061)	(3,405)	1,360	(2,706)	(2,842)	(9,161)

Income before income taxes	15,164	60,640	44,224	47,902	4,686	82,934	104,775	77,448
Income taxes	(5,459)	(21,830)	(15,922)	(17,244)	(1,711)	(30,271)	(38,243)	(28,268)

Net income	$9,705	$38,810	$28,302	$30,658	$2,975	$52,663	$66,532	$49,180

	At or for the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Per common share:
Basic	$0.20	$0.80	$0.58	$0.63	$0.06	$1.09	$1.33	$0.96
Diluted	$0.19	$0.78	$0.56	$0.61	$0.06	$1.05	$1.29	$0.94

	At or for the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Securitized earning assets	$801,715	$862,785	$870,817	$801,216	$786,983	$714,369	$586,766	$473,367
Non-securitized earning assets, net	858,821	778,534	566,651	501,785	468,311	388,756	306,373	176,730
Total assets	2,113,897	2,103,724	1,914,218	1,789,807	1,821,190	1,507,688	1,425,177	1,008,573
Notes payable and other borrowings	358,694	373,630	240,146	175,542	165,186	161,079	145,609	79,547
Convertible senior notes	550,000	550,000	550,000	550,000	550,000	250,000	250,000	—
Shareholders’ equity	$883,940	$871,217	$829,881	$799,387	$767,211	$761,398	$703,685	$734,201

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, and to “un-banked” consumers. We serve these markets principally through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other fee-based products, including credit monitoring/identity theft, health discount programs, shopping discount programs, debt waiver and life insurance. Our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are now a significant source of growth and profitability for us. At December 31, 2006, the gross face amount of credit card receivables underlying these product offerings was $732.0 million.

Our product and service offerings also include small-balance, short-term cash advance loans (generally less than $500 for less than 30 days and to which we refer as “micro-loans”), installment loans and stored-value cards marketed through various channels, including retail branch locations, direct marketing, telemarketing and the Internet. We also originate auto loans through franchised auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the “Buy Here/Pay Here” used car business, and originate, purchase and/or service motorcycle, all-terrain vehicle, personal watercraft and similar loans through, from or for pre-qualified networks of dealers in these products. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

Our business experienced several significant changes in 2006:

•

Interest income grew $172.5 million to $298.1 million, primarily as a result of substantial growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and the April 2005 addition of our Auto Finance segment.

•

Fees and related income on non-securitized assets grew $118.9 million to $596.4 million; this increase reflects an increase of $259.2 million in fees on our credit card offerings to consumers at the lower end of the FICO scoring range offset by the absence of the $69.6 million gain from our 2005 sale of charged-off receivables to Encore and $84.4 million in income from the Fingerhut receivables.

•

Provision for loan losses grew by $371.9 million to $512.6 million; because we do not securitize in off-balance-sheet transactions the receivables generated by our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, as these receivables have grown, we have had corresponding growth in our provision for loan losses.

•

Servicing income decreased by $52.3 million to $90.9 million reflecting fewer portfolio purchases by us and the termination of the servicing arrangements between our Retail Micro-Loans segment in four states where we previously serviced loans for a FDIC-insured financial institution and stopped as a result of revised guidance from the FDIC regarding micro-loan activities.

Throughout 2007 and beyond, our shareholders should expect us to continue to evaluate and pursue additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business. For instance, in February 2007, we acquired the business of ACC, an originator and servicer of auto loans generated by franchised auto dealers, and a related portfolio of auto loans.

We also expect to continue growing our traditional originated portfolio and our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. However, these operations are heavily regulated and over time there will be changes to how we conduct our operations. For example, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its examinations of the banks that issue credit cards on our behalf, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become over 90 days delinquent. This change had adverse effects on our third and fourth quarter net interest margins and other income ratios associated with our securitized managed receivables, and we expect it to have an adverse net effect on our net interest margin and other income ratios associated with our securitized managed receivables during the first quarter of 2007. Thereafter, however, we expect this change to positively impact our net interest margin and other income ratios associated with our securitized managed receivables because we no longer will experience any charge offs of finance charges and fees no longer billed on these delinquent accounts.

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

Moreover, in June 2006, the FDIC commenced an investigation of the policies, practices and procedures used in connection with our longest standing third-party credit card originating financial institution relationship. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of various types of fees to affected customers and the payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations or business position and consolidated financial statements. However, we believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we intend to vigorously contest the limitations and other proposals of the FDIC and FTC.

We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”). To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization gains or losses, which may be material. (This occurred, for example, in the third quarter of 2004 and in the first and third quarters of 2005.) For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our consolidated financial statements and the notes thereto included herein.

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that we have not securitized in off-balance-sheet securitization transactions—principally receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The $172.5 million increase when comparing 2006 to 2005 is primarily due to growth in credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, as well as the fact that we did not complete our CAR acquisition within the Auto Finance segment until after the close of the first quarter of 2005. This new business line contributed $49.7 million to total interest income in 2006 compared to $36.7 million in 2005. Also included within total interest income (under the other category) is the interest income that we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels have increased year over year as interest paid on our investments in debt securities (typically in bonds issued by other third party asset-backed securitizations) has increased with our additional investments in these securities.

We expect continued growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and within our Auto Finance segment. Unless we securitize these receivables in off-balance-sheet arrangements, this expected growth should translate into continued growth in our total interest income.

Interest Expense. Interest expense increased $18.5 million when compared to the prior year, principally due to interest expense associated with our issuance of an aggregate $550.0 million in Convertible Senior Notes in May and November of 2005, interest expense related to our March 2006 structured financing associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and a full year of interest costs during 2006 associated with our April 2005 CAR acquisition and its working capital-related debt. This increase would have been greater had we not incurred $11.0 million of interest expense in the second quarter of 2005 associated with a final settlement of an obligation to a lender that financed our original equity investment in CSG, an equity-method investee.

Fees and related income on non-securitized earning assets. The following table details (in thousands) the components of fees and related income on non-securitized earning assets for 2006, 2005 and 2004:

	For the year ended December 31,
	2006	2005	2004
Retail micro-loan fees	$97,872	$81,488	$37,485
Fees on non-securitized credit card receivables	436,697	177,521	81,505
Fingerhut receivables while on balance sheet	339	84,745	64,322
Investments in previously charged-off receivables	46,719	48,912	56,723
Gain on bulk sale of previously charged-off receivables	—	69,559	—
Other	14,784	15,257	1,949

Total fees and related income on non-securitized earning assets	$596,411	$477,482	$241,984

The $118.9 million increase in fees and related income on non-securitized earning assets during 2006 was largely attributable to:

•	growth in fees on our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which increased $259.2 million principally due to increased originations;

•

growth in our Retail Micro-Loans segment, in which fees increased $16.4 million primarily due to our expansion into Michigan, Texas and Nevada and our conversion of operations in Arkansas and Florida from bank-model servicing operations (for which revenues were reflected as servicing income in 2005 and up until the time of conversion early in 2006) to direct lending operations in 2006;

•

accretion in 2006 of $12.5 million in deferred revenue associated with our forward flow contract with Encore (see Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract,” to our consolidated financial statements included herein); and

•	an increase in gains on our investments in debt and equity securities of $2.1 million .

These increases were partially offset by:

•	the second quarter 2005 gain of $ 69.6 million from the bulk sale of previously charged-off receivables to Encore;

•

an $84.4 million reduction in income between 2005 and 2006 associated with our Fingerhut receivables while they were held on-balance-sheet given the securitization of these receivables from the third quarter of 2005 through the date of their de-securitization late in the fourth quarter of 2006; and

•

a decline in income within our Investments In Previously Charged-off Receivables segment of $2.2 million, due to the bulk sale of its receivables to Encore which occurred during the second quarter of 2005.

Because of the September 2005 securitization of the Fingerhut receivables, income associated with the Fingerhut receivables through the date of their de-securitization late in the fourth quarter of 2006 is primarily represented within fees and related income on securitized earning assets (as income from retained interests in credit card receivables) and as part of servicing income on our consolidated statements of operations. Because the portfolio of Fingerhut receivables is liquidating at a rapid rate, the income generated from this portfolio is much lower in 2006 than it has been in prior years. Because the debt facilities underlying the Fingerhut securitization had been amortizing at a more rapid rate than the rate of liquidation of the Fingerhut receivables, we de-securitized the Fingerhut receivables late in the fourth quarter of 2006. The income subsequent to this de-securitization is reflected above but was not meaningful when compared to the income earned in the prior year. As the portfolio now consists of under $20.0 million in receivables, we do not expect significant income to result from this portfolio in future periods.

The other category above includes unrealized gains and losses in both 2006 and 2005 associated with our investments in debt and equity securities that we classify as trading securities. It also includes 2005 gains on put options that we wrote on our stock and fees associated with our stored-value card, merchant credit, on-line micro-loan and third-party consumer finance receivable operations, none of which currently represents a significant activity for us. We expect to see continued income growth within the other category, as well as within our retail micro-loans fees and fees on non-securitized credit card receivables categories, throughout 2007 and beyond. We have these expectations in part because we significantly increased our purchases of debt and equity securities classified as trading securities during the third quarter of 2006. We expect future activity levels with respect to these securities commensurate with or even greater than 2006 levels, and we expect greater future volatility in realized and unrealized gains and losses taken into account with respect to these securities based on evolving future market conditions.

Provision for loan losses. Our provision for loan losses increased $371.9 million during 2006. This increase corresponds with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our second quarter 2005 CAR acquisition.

Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Although we do not expect to see any significant near-term degradation in the credit quality of our on-balance-sheet loans and fees receivable, and while current delinquency and credit loss trends for these receivables generally look neutral to favorable on a vintage basis and with reference to our expectations, we do expect our provision for loan losses to increase in future quarters based on expected loans and fees receivable growth.

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at December 31, 2006 (22.6%) is higher than it was at September 30, 2006 (19.7%) and at December 31, 2005 (18.9%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the fourth quarter of 2006 (18.8%) is higher than it was in the third quarter of 2006 (17.0%) and in the fourth quarter of 2005 (11.2%). The generally increasing trends between the third and fourth quarters as well as between 2005 and 2006 are explained principally by the following:

•

With the significant growth that we have experienced for receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we continue to experience a mix change in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of the overall balance is comprised of these receivables. The loss rates for these receivables are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance segment and our Retail Micro-Loans segment. Based on our expectations for continued higher growth rates for these receivables, we expect some general continued trending growth in these percentages in future quarters; and

•

Through our Other segment, we recently have begun to invest in loans and fees receivable that are secured by sports vehicles, including motorcycles, all-terrain vehicles, personal watercrafts and the like. Because this is a new asset class for us for which we do not have any direct historical loan loss experiences, and because the risk-profile of this particular asset class is different from those of our other previous underwriting endeavors, we have provided loan loss allowances associated with this new asset class that are more significant on a relative basis than the allowances that we historically have provided on some of our other receivables.

The following factors offset the trends noted within the above percentages:

•

Through our CAR operations purchased in April 2005, we acquire loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability ($24.3 million at December 31, 2006) within accounts payable and accrued expenses on our consolidated balance sheets. Because of the level of recourse that we have back to the dealers, our credit loss rates for CAR are (and are expected in the future to be) lower than average loss rates experienced (and expected to be experienced) for our credit card and micro-loan activities; and

•

We added a new category of receivables during the third quarter of 2005 within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we have not provided an allowance for these loans receivable ($39.0 million at December 31, 2006) because we do not expect to incur charge offs of these receivables in excess of the underlying credit enhancements.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains and (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table for the years ended December 31, 2006, 2005 and 2004.

	For the year ended December 31,
	2006	2005	2004
Securitization gains	$6,193	$40,142	$1,651
Income from retained interests in credit card receivables securitized	173,670	73,143	138,213
Fees on securitized receivables	20,369	14,494	18,328

Total fees and related income on securitized earning assets	$200,232	$127,779	$158,192

The $72.5 million increase in total fees and related income on securitized earning assets during 2006 reflects the following positive trends:

•

increased income from retained interests in credit card receivables securitized of $100.5 million, principally due to (a) receivables growth within our originated portfolio master trust offset by some declines in the acquired credit card portfolios, (b) the benefits of reduced charge offs associated with personal bankruptcies that were accelerated into the fourth quarter of 2005 prior to the effective date of newly enacted bankruptcy legislation and have continued throughout 2006 to be somewhat below the levels experienced prior to this legislation, (c) the favorable effects on our 2006 excess spreads within our originated portfolio master trust of new account originations for which the underlying receivables are in less mature vintages that have not yet aged through peak charge-off months, and (d) increases in late fee billings within our originated portfolio master trust during the latter half of 2006 associated with somewhat higher delinquency levels than we experienced in 2005; and

•

increases in fees on securitized receivables, including returned check and cash advance fees, in 2006 relative to 2005 levels due to growth within our originated portfolio master trust offset by declines in the acquired credit card portfolios;

partially offset, however, by:

•

lower securitization gains principally due to the securitization of the Fingerhut receivables in the third quarter of 2005 which resulted in a securitization gain of $31.6 million during 2005 with no corresponding Fingerhut securitization gain during 2006; and

•

contraction in income from retained interests in our Fingerhut Trust securitized credit card receivables (prior to their de-securitization late in the fourth quarter of 2006) due to continued reductions in managed receivables levels within the Fingerhut Trust throughout 2005 and 2006.

In our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income decreased $52.3 million during 2006 due to receivables liquidations within our securitized purchased portfolios. Absent one or more significant credit card portfolio acquisitions, it is likely that servicing income will be lower than in the recent past as growth in servicing revenues associated with our serviced receivables within our originated portfolio master trust is unlikely to outpace decreases in servicing revenues associated with net liquidations of the securitized acquired portfolios.

Moreover, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. We were conducting these retail micro-loan activities in four states and earned $5.9 million in servicing income from them during 2006, compared to $23.2 million in 2005. Because we have ceased these servicing operations, we expect no further servicing income associated with our Retail Micro-Loans segment. We converted the Retail Micro-Loans segment’s operations in two of the four affected states to a direct lending model, and we expect some of this lost servicing income—albeit at substantially diminished amounts—to be replaced by lending fees, which are reported within fees and related income on non-securitized earning assets.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $14.4 million during 2006 primarily due to growth in both categories as a result of our origination of new credit card accounts, including those receivables that have been sold to our originated portfolio master trust and those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. We typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees for newer cardholders than for more mature cardholders. As a result, we expect further growth in our ancillary and interchange revenues principally from our current emphasis on new account originations.

Equity in income of equity-method investees. Equity in income of equity-method investees increased $61.3 million during 2006 due to (1) improvements in the performance of receivables associated with our investment in our Transistor (33.3%) equity-method investee and our 47.5%-owned equity-method investee, (2) refinements in the assumptions used by our 47.5% owned equity-method investee within its Statement No. 140 model (as mentioned in Note 12, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein), (3) the late 2005 resumption of income within our then 50%-owned equity-method investee, CSG, which resulted from resumed cash flows from its underlying securitization trust after an extended several month blackout period, (4) our July 2006 purchase of an additional 11.25% interest in CSG, which increased our ownership interest to 61.25% and increased our income allocation (net of premium amortization) from this equity-method investee, and (5) a $36.2 million gain (of which our allocated share was $12.1 million) recognized by Transistor upon its September 2006 sale of its receivables pursuant to a Statement No. 140 transfer in exchange for a subordinated interest in a trust. We expect our equity-method investees to continue to contribute significantly to our equity in income of equity-method investees in successive quarters, albeit at levels that will diminish over time as we liquidate the receivables balances associated with these equity-method investees.

Total other operating expense. Total other operating expense increased by $99.2 million between 2005 and 2006 due principally to:

(1)	$16.4 million increase in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with the acquisition of CAR in April 2005, (c) additional information technology and other management personnel that we have hired associated with several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, and (d) $0.6 million increased charges to salaries and benefits expense in 2006 associated with stock-option expensing in connection with our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, at the beginning of the fiscal year, amplified by another $2.5 million of charges to salaries related to both our granting of a significant number of shares of restricted stock and stock options to our President in May 2006 and higher 2006 cash payment bonus accruals (relative to 2005 accruals) based on management’s attainment of 2006 performance goals.

(2)	$20.9 million increase in card and loan servicing expense due to (a) servicing costs related to growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and net growth in our originated portfolio master trust receivables, (b) $1.8 million of costs associated with our settlement with the New York Attorney General recorded in card and servicing expense during 2006, (c) higher servicing costs associated with our expanding number of issuing bank relationships and new product lines, and (d) $6.9 million of additional servicing costs during 2006 related to CAR, which we acquired in April 2005, all such increases being offset partially by (a) a $8.7 million decrease in servicing costs associated with our Investments in Previously Charged-Off Receivables segment as it now sells previously charged-off receivables under a 5-year forward flow contract covering up to $3.25 billion of its acquisitions of previously charged-off receivables, thereby defraying the servicing costs normally associated with collection efforts on those receivables and (b) diminished servicing costs associated with our acquired credit card portfolios given their continuing liquidations during 2006;

(3)	a $10.8 million increase in marketing and solicitation costs during 2006 principally associated with increased marketing efforts aimed at growing account originations (a) within our originated portfolio master trust, (b) with respect to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, and (c) within our Retail Micro-Loans segment;

(4)	$17.1 million of impairment charges during 2006 (including $10.5 million for goodwill impairment recorded during the first quarter 2006) within our Retail Micro-Loans segment associated primarily with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries; and

(5)	an increase of $34.0 million in other expenses, including depreciation and occupancy and related expenses, due primarily to increased costs associated with infrastructure build-out to handle (a) growth within our originated portfolio and our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) the April 2005 addition of CAR, (c) our implementation of an advanced data analytics platform that allows us to access, query and analyze our large data sets with increased efficiency, speed and power, thereby decreasing our unit costs for data management while contributing to our competitive advantage in data analysis, (d) heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings, (e) several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, and (f) our fourth quarter charitable contribution of $15.0 million compared to the $12.0 million contribution during 2005’s fourth quarter.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services, the majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business in 2007, and while certain unique expenses undertaken in 2006 may not be repeated and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year and quarter-over-quarter comparative basis) based on growth that we plan to undertake. For example, we anticipate spending an average of just under $10.0 million more per quarter on marketing in 2007 than we spent in the fourth quarter of 2006.

We expect to incur higher operating costs in 2007 associated with the move of our corporate headquarters and other Atlanta, Georgia facilities to new buildings in mid-2007; among these higher costs are the physical costs of moving, the costs associated with a net increase in our total square footage being leased, heightened levels of technology spending associated with the move, the duplication of some facilities rental costs while we seek to sublease our existing facilities, potential loss recognition if we determine that we are unable to sublease our existing facilities at lease rates in excess of the costs of our existing leases, additional depreciation for leasehold improvements and additional furniture & fixtures related to the new lease and accelerated depreciation associated with shortened useful lives of our leasehold improvements within our existing facilities.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of restricted shares in our subsidiary entities as referenced in Note 20, “Stock-Based Compensation,” to our consolidated financial statements included herein) as minority interests in our consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $12.9 million and $13.3 million for 2006 and 2005, respectively. Generally, this expense is declining, which is consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries, and the resulting relative contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above.

Income taxes. Our effective tax rate was 36.0% for 2006, compared to 36.5% for 2005. The decrease of 0.5% in our effective tax rate between 2006 and 2005 is principally due to the favorable state income tax effects of several of our recent expansion and diversification initiatives.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Total interest income. Total interest income consists primarily of finance charges and late fees earned on our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and interest and fee income associated with our CAR operations within our Auto Finance segment, which we acquired in April of 2005. The approximate $84.9 million increase when comparing 2005 to 2004 was primarily due to growth in our credit card receivables associated with our largely fee-based credit card offerings to customers at the lower end of the FICO scoring range, as well the addition of our Auto Finance segment and its related loans receivable, none of which we have securitized. Also included within total interest income (under the other category) is the interest income that we have earned on our interest-bearing cash accounts and various investments in debt securities, including interest earned on CSG Trust bonds and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with our CSG Trust bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels increased between 2004 and 2005 due to other bond investments that we made (typically in bonds issued by other third-party asset backed securitizations) throughout 2004 and 2005 and given the cash deposits that we accumulated in interest-bearing accounts during 2005 associated with our $250.0 million and $300.0 million Convertible Senior Notes offerings and our receipt of $143.0 million in cash from the sale of assets within our Investments in Previously Charged-Off Receivables segment.

Interest Expense. Interest expense increased $29.2 million in 2005 when compared to 2004, principally due to an $11.0 million final settlement of our obligations to a lender that financed our original equity investment in CSG, an equity-method investee. Under the terms of the original loan agreement, in addition to principal payments to be made, which were repaid during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows we receive from our investment in CSG. Because of our $11.0 million settlement payment to the lender, we became entitled to receive 100% of all future excess cash flows attributable to our investment in CSG; we started receiving these excess cash flows (and hence began realization of the benefits of our settlement payment to the lender) during the fourth quarter of 2005. Additional 2005 interest costs were associated with:

(1)	our Retail Micro-Loans segment acquisition and working capital-related debt, which increased interest costs $3.8 million;

(2)	debt funding the April 2005 acquisition and operations of our CAR operations within our Auto Finance segment, which added $7.6 million in interest costs;

(3)	our May 2005 $250.0 million Convertible Senior Notes issuance, which added $5.4 million in interest costs; and

(4)	our November 2005 $300.0 million Convertible Senior Notes issuance, which added $1.8 million in interest costs.

Fees and related income on non-securitized earning assets. The increase during 2005 of $235.5 million in fees and related income on non-securitized earning assets was largely attributable to:

(1)	growth in fees on our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which increased $96.0 million;

(2)	the addition and growth of our Retail Micro-Loans segment (established during the second quarter of 2004), in which fees increased $44.0 million in 2005;

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

(4)	growth in income within our Investments In Previously Charged-Off Receivables segment of $61.7 million when including our bulk sale of previously charged-off receivables during the second quarter of 2005, which generated $69.6 million in fees and related income with no corresponding amount recognized in the prior year.

The bulk sale of previously charged-off receivables transaction is discussed further in the specific segment discussion for our Investments in Previously Charged-Off Receivables segment. Because of the September 2005 securitization of the Fingerhut receivables, income from then through late in the fourth quarter of 2006 associated with the Fingerhut receivables is represented exclusively within fees and related income on securitized assets (as income from retained interests in credit card receivables) and as part of servicing income on our consolidated statements of operations. Upon securitization of these receivables in September 2005, we recorded a securitization gain (as part of fees and related income on securitized earning assets on our consolidated statement of operations) of $31.6 million.

The other category above includes gains on put options that we wrote on our stock, gains associated with our investments in securities and fees associated with our stored-value card, merchant credit, on-line micro-loan and third-party consumer finance receivable servicing operations, none of which represented significant activities for us in either 2005 or 2004.

Provision for loan losses. Our provision for loan losses increased to $140.7 million in 2005, from $61.9 million in 2004. The $78.8 million increase was principally due to significant year-over-year growth in on-balance-sheet loans and fees receivable related to: (1) our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; (2) our Retail Micro-Loans segment acquisitions, two of which occurred in the second and third quarters of 2004; and (3) our second quarter 2005 Auto Finance segment acquisition.

The provision for loan losses is provided to cover aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Our provision for loan losses as a percentage of average loans and fees receivable in 2005 was significantly lower than 2004, principally due to our acquisition of CAR during the second quarter of 2005 and the attendant lower loan losses for this business as described above. The effects of our CAR acquisition also account for the reduction in the ratio of our allowance for uncollectible loans and fees receivable as a percentage of period-end loans and fees receivable at December 31, 2005, versus recent prior quarters. Another factor favorable to the above ratios is $20.9 million of a new 2005 category of receivables within our retail micro-loan operations for which we have low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we did not provide an allowance for these loans receivable because we did not expect to see any charge offs of these receivables. Lastly, the aforementioned ratios were also favorably influenced in 2005 by the improved overall credit environment that we experienced within our portfolio of credit card and auto finance loans and fees receivable.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets decreased $30.4 million as a result of the following trends:

(1)	The $40.1 million of securitization gains in 2005 primarily related to securitization of the Fingerhut receivables, which resulted in a securitization gain of $31.6 million, as well as a $1.6 million securitization gain associated with our first quarter 2005 acquisition of $72.1 million (face amount) in credit card receivables through one of our majority-owned subsidiaries. Additionally, securitization gains of $6.9 million in 2005 resulted from a net increase in the managed receivables underlying securitizations through our originated portfolio master trust during 2005.

(2)

Income from retained interests in credit card receivables securitized was down $65.0 million in 2005 versus 2004, due in part to: (a) significant reductions in managed receivables levels within the Embarcadero Trust between 2004 and 2005; (b) increased charge offs during the fourth quarter of 2005 across each of our securitized portfolios as cardholders accelerated personal bankruptcy filings prior to the effective date of then-recently enacted bankruptcy legislation; and (c) the effects of purchase discounts underlying our retained interests in the Embarcadero Trust. The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust abated significantly between 2004 and 2005; this was expected as the mix of managed receivables within the Embarcadero Trust continued to shift (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher finance charge, late fee charge offs and principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized. Another factor underlying the decrease in income from retained interests in credit card receivables securitized was the increase in our servicing rates to 4% on the two term securitization facilities issued out of the originated portfolio master trust in October 2004. This accounted for $18.8 million of this decrease. Offsetting this amount dollar-for-dollar was $18.8 million increase in servicing income in 2005.

(3)	The various decreases in income from retained interests in credit card receivables securitized described above were offset somewhat by: (a) income associated with the September 2005 securitization of the Fingerhut receivables; and (b) modest amounts of income associated with the securitization trust underlying our third quarter 2004 acquisition of $92.0 million in face amount of receivables and our first quarter 2005 acquisition of $72.1 million in face amount of receivables.

(4)	Fees on securitized receivables, including returned check and cash advance fees, declined in 2005, when compared to 2004, primarily due to an overall decrease in the managed receivables underlying our purchased portfolios. Our originated portfolio master trust saw modest decreases in overall receivables levels which also contributed to the decline.

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

Ancillary and interchange revenues. Ancillary and interchange revenues increased $4.7 million primarily due to growth in both categories as a result of the addition of new accounts in our originated portfolio master trust, growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, as well as the addition of new purchased portfolios. We typically experience higher purchasing volumes and higher associated interchange fees for newer cardholders than for more mature cardholders. As a result, our 2005 emphasis on new account additions produced higher interchange revenues.

Equity in income of equity-method investees. Equity in income of equity-method investees increased $43.6 million principally due to income associated with our investments in our Transistor and Capacitor (33.3% each) equity-method investees made during the fourth quarter of 2004 and our first quarter 2005 investment in a 47.5%-owned equity-method investee that acquired a credit card receivables portfolio in that same quarter. Additionally, our then 50%-owned equity-method investee, CSG, began to receive cash flows again from its underlying securitization trust after an extended blackout period, thereby resulting in the resumption of its recognition of income from retained interests in credit card receivables securitized (and hence our income in this equity-method investee).

Total other operating expense. Total other operating expense increased by $177.4 million between 2004 and 2005 principally due to:

(1)	an $11.5 million increase in salaries and benefits primarily due to growth in receivables within our originated portfolio master trust, increases in our receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the addition of several new managed receivables portfolios noted in the servicing income discussion above and our acquisition of the CAR within the Auto Finance segment in April of 2005;

(2)	a $75.5 million increase related to card and loan servicing primarily due to (a) the addition of our retail micro-loan activities (an increase of $23.5 million), (b) servicing costs related to growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, (c) the addition of several new managed receivables portfolios noted in the servicing income discussion above (with some partial offsets for liquidations of receivables within earlier-acquired portfolios), (d) net growth in our originated portfolio master trust receivables, and (e) the April 1, 2005 addition of CAR ($15.8 million)—all such increases being offset partially by an $8.9 million decrease in servicing costs associated with our Investments in Previously Charged-Off Receivables segment as it now sells previously charged-off receivables under its forward flow contract (See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract,” to our consolidated financial statements included herein), thereby defraying the servicing costs normally associated with the collection efforts on those receivables;

(3)	a $53.2 million increase in marketing and solicitation costs principally associated with our efforts to grow account originations within our originated portfolio master trust and with respect to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; and

(4)	an overall increase of $34.6 million in other expenses, including occupancy, consulting and related expenses, due primarily to the addition of our Retail Micro-Loans segment and CAR.

Relative to average managed receivables levels, our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are more costly products than the credit card products underlying our originated portfolio master trust and acquired portfolios. There are a far greater number of accounts and hence touches of the consumer for each $1 million of managed receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range than for the receivables underlying our other credit card products.

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

Income Taxes. Our effective tax rate was 36.5% for 2005 compared to 35.9% for 2004. The 0.6% increase in our effective tax rate between 2004 and 2005 is principally due to our expansion into additional state tax jurisdictions through acquisitions which have caused us to incur tax liability in those jurisdictions. See Note 18, “Income Taxes,” to our consolidated financial statements included herein for further explanation of income tax expense and a reconciliation of reported income taxes to the amount that would be computed using the federal statutory rate.

Credit Cards Segment

Included at the end of this “Credit Cards Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms that we use throughout our discussion of the Credit Cards segment.

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Because we have not securitized the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range through an off-balance-sheet securitization, revenues associated with these offerings include interest income (along with late fees), fees and related income. With respect to our securitized credit card receivables (which represent a substantial majority of our credit card receivables), our fees and related income on securitized earning assets within the Credit Cards segment include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and related income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

Background

For our credit card securitizations that qualify for sale treatment under GAAP, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our managed receivables, which include our non-securitized credit card receivables and the credit card receivables underlying our off-balance-sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees but exclude minority interest holders’ shares of the receivables we manage for our majority-owned subsidiaries.

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

Managed receivables data assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances for the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our credit card loans and fees receivable (i.e., all but $760.8 million of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of December 31, 2006; (2) an understanding that our managed receivables data are based on billings and actual charge offs as reported to us through underlying systems of record (i.e., without regard to an allowance for uncollectible loans and fees receivable); (3) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; (4) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (5) recognition that our Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

The period-end and average managed receivables data (as well as delinquency and charge off statistics) that follow within this section exclude receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. Summarized (in thousands) in the table below are the numbers of managed accounts underlying our acquisitions, as well as the numbers of those accounts that have been excluded from our credit card data because they were in a late stage delinquency status at the time of our purchases.

	Purchases occurring in
	2006	2005	2004
Acquired accounts	—	243	190
Excluded accounts	—	9	12

We typically have purchased credit card receivables portfolios at substantial discounts. A portion of each acquisition discount is related to the excluded receivables and accounts described above. Another portion of each discount relates to the credit quality of the remaining acquired receivables, which we calculate as the difference between the face amounts of the receivables purchased (less the excluded receivables described above) and the future cash flows we expect to collect from the receivables. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results. Prior to the third quarter of 2003, we never had determined that the amount allocated to credit quality discount exceeded the needed amount. Accordingly, no adjustments to accretable yield had occurred. In the third quarter of 2003, however, we determined that the amount allocated to credit quality discount exceeded the needed amount for one of the portfolios acquired in 2002. Accordingly, in our third quarter of 2003 we reallocated $98.4 million of unused credit quality discount to our accretable yield for amortization into our net interest margin using the effective yield method over the remaining estimated life of the receivables underlying the acquired portfolio. For similar reasons, and for the same portfolio for which the reallocation was performed in the third quarter of 2003, we reallocated $28.0 million of additional unused credit quality discount to accretable yield in the second quarter of 2005. Lastly, for this same portfolio, we determined in the fourth quarter of 2006 that the acquired receivables had completely turned over, yet there was a remaining balance of $3.7 million in unused credit quality discount on the date the acquired receivables had turned over; accordingly, this $3.7 million in unused credit quality discount was fully absorbed against fourth quarter 2006 net charge offs. These particular adjustments do not affect our reported GAAP income, but do affect the amounts included within this discussion of our Credit Cards segment data, in particular net interest margin and adjusted net charge offs.

The following table summarizes (in millions), for acquisitions occurring in 2004 through 2006, the discount components associated with our economic interests in the acquired portfolios.

	Purchases occurring in
	2006	2005	2004
Total face value acquired	$—	$228.1	$401.6
Total discount	—	46.7	77.2
Portion used for excluded receivables	—	13.1	26.9
Portion needed for credit quality	—	21.5	35.1
Portion reflecting accretable yield	—	12.1	15.2

Zero balances in the two above tables for 2006 reflect the fact that we did not acquire any credit card receivables portfolios during 2006.

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider the delinquency and charge off data reflected herein in determining our allowance for uncollectible loans and fees receivable with respect to our non-securitized earning assets, net on our consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our consolidated balance sheets. As we charge off receivables, we reflect the charge offs of non-securitized receivables within our provision for loan losses, and we reflect the charge offs of securitized receivables as an offset in determining income from retained interests in credit card receivables securitized (within fees and related income on securitized earning assets) on our consolidated statements of operations.

Late in the third quarter and continuing into the fourth quarter of 2006, we discontinued our practice of billing finance charges and fees on credit card accounts that become over 90 days delinquent. Prior to this change our policy was to bill finance charges and fees on all credit card accounts, except in limited circumstances, until we charged off the account and all related receivables, finance charges and other fees. In such prior periods, however, we excluded from our GAAP income and gross yield, net interest margin and other income ratio managed receivables data the finance charge and fee income on all significantly delinquent on-balance-sheet credit card receivables for which we believed that collectibility was significantly in doubt on the date of billing. As such, we do not expect that our change in practice will affect managed receivables charge off data associated with our on-balance-sheet credit card receivables. We do expect such data to be affected, however, with respect to our securitized off-balance-sheet managed receivables.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies that we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” above) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

The following table presents the delinquency trends of the credit card receivables that we manage (in thousands; percentages of total):

	At or for the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$2,599,477	$2,544,797	$2,472,122	$2,351,667	$2,317,751	$2,230,108	$2,198,703	$2,246,256
Period-end managed accounts	3,700	3,611	3,502	3,414	3,428	3,039	2,868	2,885
Receivables delinquent
30 to 59 days past due	$121,149	$119,432	$115,441	$84,081	$93,583	$82,070	$83,175	$70,558
60 to 89 days past due	101,615	102,920	89,164	71,213	68,531	66,287	61,882	54,505
90 or more days past due	277,896	269,752	206,234	184,693	156,414	158,161	128,351	143,416

Total 30 or more days past due	$500,660	$492,104	$410,839	$339,987	$318,528	$306,518	$273,408	$268,479

Total 60 or more days past due	$379,511	$372,672	$295,398	$255,906	$224,945	$224,448	$190,233	$197,921

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.7%	4.7%	4.7%	3.6%	4.0%	3.7%	3.8%	3.1%
60 to 89 days past due	3.9%	4.0%	3.6%	3.0%	3.0%	3.0%	2.8%	2.4%
90 or more days past due	10.7%	10.6%	8.3%	7.9%	6.7%	7.1%	5.8%	6.4%

Total 30 or more days past due	19.3%	19.3%	16.6%	14.5%	13.7%	13.8%	12.4%	11.9%

Total 60 or more days past due	14.6%	14.6%	11.9%	10.9%	9.7%	10.1%	8.6%	8.8%

The increases in our 30-plus day delinquencies and 60-plus day delinquencies between December 31, 2005 and December 31, 2006 are predominantly attributable to growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables. As these receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance as we expect that they will over the next several quarters, we expect this mix change to cause further trending increases in our overall delinquency and charge-off levels. Additionally, given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we can also expect some volatility in our delinquency statistics based on the timing and relative volumes of quarterly account growth underlying these receivables. We believe that the heightened delinquency and charge-off levels and greater volatility in our delinquency statistics associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered. Our expected future trending increases in delinquencies associated with the aforementioned mix change should be offset to some degree, albeit somewhat modestly, by our decision to cease finance charge and fee billings on credit card accounts once they become over 90 days delinquent as mentioned above.

While most of the trending increases in delinquencies are attributable to the above-discussed structural shift in our managed receivables portfolio to a portfolio with a far greater and increasing percentage of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we have also experienced higher delinquency rates overall relative to the exceptionally low levels we had seen in 2005 and in the first half of 2006. Nevertheless, our credit card receivables continue to perform in line with our expected vintage performance levels. Moreover, based on our analyses of vintage data, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. In fact, based on delinquency roll rates we have seen subsequent the close of 2006, we actually are seeing some improvements in roll rates that cause us to be optimistic that we will realize credit quality improvements in 2007.

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

The following table presents charge off data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations by our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables ($760.8 million face amount of receivables at December 31, 2006), including the Fingerhut receivables while they were held on balance sheet and the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

	For the Three Months Ended
	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Average managed receivables	$2,557,897	$2,512,066	$2,420,272	$2,341,712	$2,256,994	$2,211,547	$2,212,378	$2,307,471
Gross yield ratio	32.9%	35.3%	32.6%	32.9%	31.1%	30.2%	29.1%	28.2%
Combined gross charge offs	$227,869	$196,697	$173,709	$129,111	$162,917	$120,989	$129,921	$117,924
Net charge offs	$76,384	$64,773	$57,572	$47,571	$75,708	$58,473	$67,602	$54,432
Adjusted charge offs	$68,377	$59,642	$51,225	$39,344	$62,078	$42,463	$44,900	$39,053
Combined gross charge off ratio	35.6%	31.3%	28.7%	22.1%	28.9%	21.9%	23.5%	20.4%
Net charge off ratio	11.9%	10.3%	9.5%	8.1%	13.4%	10.6%	12.2%	9.1%
Adjusted charge off ratio	10.7%	9.5%	8.5%	6.7%	11.0%	7.7%	8.1%	6.8%
Net interest margin	22.6%	25.6%	23.7%	25.2%	22.6%	23.3%	22.5%	21.1%
Other income ratio	11.2%	10.3%	12.4%	14.9%	12.4%	10.4%	8.6%	6.8%
Operating ratio	13.7%	11.2%	10.0%	10.7%	12.9%	9.0%	8.9%	8.6%

Factors relevant to an analysis of this table are as follows:

•

Higher trending quarterly gross yield ratios since the quarter ending March 31, 2005 correlate with (1) interest rate increases associated with cardholder accounts, such rates being indexed to prime rates which have increased along with Federal Reserve Board rate increases over the past several quarters, (2) higher quarterly delinquency rates (and hence higher quarterly late fee billings) experienced in the latter half of 2006 for the receivables within our originated portfolio master trust and purchased portfolios, and most significantly (3) higher trending quarterly delinquency rates (and hence higher quarterly late fee billings) associated with our change in receivables mix toward a greater percentage of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. As noted previously, these receivables experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables.

•

Given our late third quarter 2006 decision to discontinue finance charge and fee billings on credit card accounts that become over 90 days delinquent, our gross yield ratio declined as expected in the fourth quarter of 2006. Assuming no additional Federal Reserve Board interest rate increases and no marked changes in delinquencies, we expect this ratio to stabilize in the first quarter of 2007 at roughly the same level as we experienced in the fourth quarter of 2006 and then grow from this new lower based level as we experience further expected mix changes toward greater percentages of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

•

While our charge off levels and ratios have recently benefited from our marketing of new accounts underlying our originated portfolio master trust, the favorable effects of new account additions have been offset by growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience (a) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios, and (b) adjusted net charge off rates higher than with those we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios.

•

The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs that exceeded our expectations coming into that fourth quarter. This rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we experienced significantly lower bankruptcy and other delinquency charge offs than normal during the first quarter of 2006. Charge offs during the subsequent quarters of 2006 also were somewhat lower than normal as well due to the October 2005 bankruptcy law changes, but the effects of these lower charge offs were offset by increased charge offs associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which was particularly evident in the fourth quarter of 2006. We expect continued but diminished benefits associated with the October 2005 bankruptcy law changes in the first couple of 2007 quarters as the pace of bankruptcy filings under the new bankruptcy law has been increasing steadily in recent quarters.

•

Trending overall improvements in our net interest margin over the past two years can be attributed to (1) the favorable effects of new account additions (which experience lower finance charge and late fee charge off levels than do more mature account vintages that are moving through their peak charge off periods), and (2) growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which have significantly higher delinquency rates and late fee assessments than do our other originated and purchased receivables portfolios. These higher late fee assessments associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range overshadow the fact that these offerings bear lower APRs than our other credit card product offerings.

•

Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we can experience greater volatility in our net interest margin statistics depending on the timing and relative volumes of quarterly account originations underlying these receivables in the months preceding their charge off. We experienced adverse effects of this volatility in the fourth quarter of 2006 and expect to experience further adverse effects of this volatility in the first quarter of 2007 as a significant level of high volume vintages is flowing through to charge off during these two quarters. We currently expect greater stability in our net interest margins, however, during the subsequent quarters of 2007.

•

Our fourth quarter 2006 net interest margin was adversely affected by our late third quarter 2006 decision to discontinue finance charge and fee billings on credit card accounts that become over 90 days delinquent. Given this decision and the continuing effort to implement this decision into the fourth quarter of 2006, we had no billings of finance charges and fees on many accounts that became over 90 days past due in the fourth quarter of 2006, while our finance charge and fee charge offs during that quarter bore the effects of finance charges and fees that were assessed on accounts that were already 90 days past due on the date of our change in billing practices. Once we realize the full effects of this transition to our new billing practices, which will occur by the beginning of the second quarter of 2007, neither finance charge and fee assessments nor finance charge and fee charge offs will bear the effects of finance charge and fee assessments on accounts that have become over 90 days past due.

•

Our net interest margin declined between the first and second quarter of 2006 principally due to (1) diminished second quarter 2006 beneficial effects of the October 2005 bankruptcy law changes on finance charge and late fee charge offs, (2) interest costs on $150.0 million of draws that we made in the second quarter of 2006 on the structured financing facility secured by those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and (3) heightened levels of finance charge and late fee non-accruals into our net interest margin associated with greater amounts of delinquent receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which we marketed heavily in the last two quarters of 2005. This general decline reversed in the third quarter (1) in part because the percentage of managed receivables against which we have leverage and incur interest costs as an offset to our net interest margin decreased in the third quarter and (2) in part due to lower levels of finance charge and late fee non-accruals into our net interest margin in the third quarter given normalization of delinquencies for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range coming into that particular quarter.

•

Our general trend line of improving net interest margins (through the first three quarters of 2006) correlates with improved gross yield ratios experienced in recent quarters. Additionally, the October 2005 bankruptcy law changes discussed above resulted in significantly diminished first quarter 2006 and somewhat lower second and third quarter 2006 bankruptcy charge offs—thereby favorably influencing our net interest margin during those quarters.

•

Growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range accounts for much of the increase in the combined gross charge off ratio throughout 2006 relative to the respective quarters of 2005, notwithstanding that the net charge off ratio actually declined slightly in the third and fourth quarters of 2006 relative to the third and fourth quarters of 2005. The mix change in our receivables based on disproportionately larger growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios; however, the fact that the ratio of principal receivables to total receivables for this category of receivables is smaller than for our other originated and purchased credit card receivables means that the effects of the mix change are not as great for our net charge off and adjusted charge off ratios as they are for our combined gross charge off ratio. We expect future combined gross charge off ratio computations to benefit from our late third quarter of 2006 decision to cease billing finance charges and fees on credit card accounts that become over 90 days past due. The positive impacts of this change should become apparent commencing late in the first quarter of 2007 and be fully realized by the second quarter of 2007.

•

While some of the significant rise in the combined gross charge off ratio between the third quarter of 2006 and the fourth quarter of 2006 can be explained by our receivables mix change as discussed previously, much of this increase is attributable to marketing volume-based volatility for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we can experience greater volatility in our combined gross charge off statistics depending on the timing and relative volumes of quarterly account originations underlying these receivables in the months preceding their charge off. We experienced adverse effects of this volatility in the fourth quarter of 2006 and expect to experience further adverse effects of this volatility in the first quarter of 2007 as a significant level of high volume vintages is flowing through to charge off during these two quarters. We currently expect greater stability in our combined gross charge off ratios at levels below fourth quarter 2006 and expected first quarter 2007 levels during the subsequent quarters of 2007.

•

Credit quality improvements within our portfolios and the pull-through effects of the October 2005 bankruptcy law changes discussed above have contributed to trending lower net charge off ratios when comparing 2006 quarterly data to 2005 quarterly data, although as discussed above, we expect the beneficial effects of bankruptcy law changes to continue to diminish over the coming quarters. The change in receivables mix toward greater percentages of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range has adversely affected our net charge off ratios throughout 2006 as these offerings experience higher principal charge offs and principal charge off ratios than we generally experience for our other originated and purchased credit card receivables. The magnitude of these adverse effects on our net charge off ratio increased in the fourth quarter of 2006 and is expected to remain higher in the first quarter of 2007 as a significant level of high volume vintages is flowing through to charge off during these two quarters. We currently expect greater stability in our net charge off ratios at levels below fourth quarter 2006 and expected first quarter 2007 levels during the subsequent quarters of 2007.

•

The gap between our net charge off ratio and our adjusted charge off ratio generally is narrowing. With each passing quarter since our last portfolio purchased at a discount to the face amount of the portfolio’s receivables (the last of which occurred in the first quarter of 2005), there is a greater percentage of our total managed receivables and charge offs thereon that is comprised of receivables that we have originated at par rather than purchased at discounts off of their par value; this phenomenon causes the gap between our net charge offs and adjusted charge offs (and their associated ratios) to narrow with each such passing quarter.

•

Our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range have contributed significantly to the general trend line of improved other income ratios; however, we can expect increased volatility in combined gross charge offs, and hence fee charge offs offsetting our other income ratio, based on the growth of these particular product offerings. Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, charge-off volatility can result based on the timing and relative volumes of quarterly account growth underlying these receivables—such was the case in our fourth quarter of 2006, during which we experienced the adverse effects on our other income ratio of higher fee charge offs associated with a significant level of high volume vintages that charged off during that quarter. We expect these adverse effects on our other income ratio to continue into the first quarter 2007, after which time we expect greater stability in our other income ratio at levels greater than what we experienced in the fourth quarter of this year. Notwithstanding the volatility and higher charge offs cited herein, based on our analyses of vintage data, we are pleased with the overall credit quality of the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, and we believe that the heightened charge-off levels and greater volatility in charge offs associated with these receivables are reasonable based on the relative returns offered.

•

Our decision in the third quarter of 2006 to discontinue billing finance charges and fees on credit card accounts that become over 90 days past due was in part in response to prior discussions with the FDIC concerning negative amortization and minimum payments. Leading to this decision, we also experimented with potential revisions to our over-limit fee billing practices, which had the effect of depressing our other income ratio in the third quarter relative to its level in prior quarters. While we have not ruled out potential future changes to our over-limit fee billing practices, some of which, if implemented, would adversely affect our other income ratio, we concluded late in the third quarter that the discontinuation of billing finance charges and fees on credit card accounts that become over 90 days past due was an appropriate step in response to concerns regarding negative amortization.

•

While the fulfillment of our commitments under the assurance agreement with the New York Attorney General contributed to the increase in our operating ratio in the second quarter of 2006, the general increase in all quarters of 2006 when compared to the same quarter in 2005 is principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This disproportionately growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. Our expanding number of issuing bank relationships and new product lines also has contributed to higher credit card servicing costs. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as has happened in the fourth quarter of the last two years, we made a $15.0 million charitable contribution (compared to $12.0 million in 2005 and $9.0 million in 2004), which had the effect of increasing our fourth quarter 2006 operating ratio relative to the first three quarters of 2006.

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

Combined gross charge offs. Represents the aggregate amounts of accrued finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as bankrupt and deceased customers, less current-period recoveries. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from customers and proceeds received from the sale of those charged off receivables. Recoveries typically have represented less than 2% of average managed receivables.

Gross yield ratio. Represents billed finance charges and late fees (annualized) as a percentage of average managed receivables.

Net charge offs. Includes only the principal amount of losses, net of recoveries (and it excludes accrued finance charge and fee charge offs, which are charged against the related income item at the time of charge-off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses).

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

Investments in Previously Charged-Off Receivables Segment

For 2006 and 2005, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2006	2005
Unrecovered balance at beginning of period	$16,993	$15,094
Acquisitions of defaulted accounts	35,685	44,762
Cash collections	(74,071)	(79,634)
Accretion of deferred revenue associated with forward flow contract	(12,455)	(5,700)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	46,719	48,912
Income recognized on bulk sale of receivables	—	69,559
Cash collections on bulk sale of receivables	—	(76,000)

Unrecovered balance at December 31	$12,871	$16,993

Estimated remaining collections (“ERC”)	$62,775	$54,738

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

In June 2005, the subsidiary that comprises our Investments in Previously Charged-Off Receivables segment sold a portfolio of charged-off credit card receivables having a face amount of $2.9 billion to Encore and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million related to the forward flow contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and related income on non-securitized earning assets on our consolidated statements of operations for 2005. Ten million dollars of the $67.0 million in deferred revenue related to the forward flow contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on our consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue will be recognized into income over the life of the contract as our subsidiary delivers its associated volumes of charged-off credit card receivables to Encore. Based on the forward flow contract, our subsidiary is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the forward flow contract. As of December 31, 2006, our subsidiary had delivered $950.1 million of associated volumes of charged-off credit card receivables to Encore under the forward flow contract.

Remaining after the Encore transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisition and collection of Chapter 13 Bankruptcies, its balance transfer program and other previously charged-off receivables activities throughout 2007 and beyond. Such activities will include the acquisition of previously charged-off receivables and the sale of these charge offs for a fixed sales price under its five-year forward flow contract with Encore.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 41.2 % of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. As the composition of our defaulted accounts includes more of this type of receivables, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

During 2006, our Investments in Previously Charged-off Receivables segment’s pre-tax income increased 34.4% compared to 2005 (after removing the effect of the $69.6 million initial gain on bulk sale of charged-off receivables to Encore), reflecting increased volumes of charged-off accounts sold under its 5-year forward flow agreement with Encore and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing niches. We expect our Investments in Previously Charged-off Receivables segment to continue its revenue and income growth.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired in two separate transactions completed during 2004. During the second quarter of 2004, our subsidiaries acquired substantially all of the assets of First American, including over 300 retail locations in twelve states, for $108.9 million. Representing an initial market entry into micro-loan and servicing activities, the First American acquisition provided a platform for future growth in this market. Subsequently, during the third quarter of 2004, our subsidiaries acquired substantially all of the assets of another micro-loan provider, Venture Services, including 166 retail locations, for $33.9 million. The Venture Services acquisition provided complementary locations in four existing states and added three new states. Also in January 2005, one of our subsidiaries acquired substantially all of the assets of another micro-loan provider for $11.9 million, including transaction costs; with this acquisition, we added an additional 39 stores in the State of Ohio. As of December 31, 2006, our Retail Micro-Loans segment subsidiaries operated a total of 475 storefront locations in 17 U.S. states as well as the United Kingdom.

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

In most of the states in which they historically have operated, our Retail Micro-Loans segment subsidiaries have made cash advance and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, our subsidiaries began to evaluate strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina Retail Micro-Loans segment subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina Retail Micro-Loans segment subsidiary began pursuing a direct lending model in North Carolina in compliance with existing regulatory frameworks, as well as closing several North Carolina locations. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of these alternative lending models in both North Carolina and West Virginia, because they concluded that alternative lending products would not provide acceptable long-term returns for the business. By the end of the third quarter of 2006, our North Carolina subsidiary had closed all of its original 52 branch locations and our West Virginia subsidiary had closed all of its original 11 branch locations. In Arkansas, during the second quarter of 2006, we began offering loans directly to customers under an alternative lending model, in compliance with state regulations. This alternative lending model has been well-received by our customers, and, during the third quarter of 2006, we succeeded in returning our Arkansas operations to profitability. In Florida, the fourth state in which we previously processed and serviced micro-loans on behalf of our bank partner, we began operating under an alternative direct lending model in the fourth quarter of 2006. We obtained licensing approval from the State of Florida’s Office of Financial Regulation in October 2006, and we expect our Florida operations to return to profitability in 2007.

As a result of the recent changes in regulatory positions by the FDIC, the originating bank for which we serviced micro-loans in the four affected states was required to exit that business prior to May 31, 2006. Because the originating bank planned to liquidate any loans existing as of that date through a loan participation relationship that it had with Maverick Management Company LLC (“Maverick”), we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation and recorded a reserve for this amount in the first quarter of 2006. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of December 31, 2006, we had paid claims submitted by Maverick of $1.6 million against this indemnification obligation. Additionally, we had accrued $0.2 million against this indemnification obligation as of December 31, 2006—an amount we believe to be appropriate to cover additional indemnification claims expected in the future.

During the second quarter of 2006, our Retail Micro-Loans segment completed the process of converting our entire network of branches to a common information technology platform capable of supporting multiple products. We began testing this new platform in our stores during the latter half of 2005 and into 2006. Reflecting our strategy to convert our “mono-line” retail micro-loan branches into full service neighborhood financial centers, we expect our suite of products to include cash advance and installment micro-loans, auto insurance, debit cards, credit cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. In connection with the system conversion required to support these multiple products, our Retail Micro-Loans segment incurred additional travel, training and other operating expenses during both the first and second quarters of 2006.

During 2006, we opened 37 branch locations in the United States. These branch location openings include our initial market entries into Michigan, Texas and Nevada. Including store closings in North Carolina and West Virginia, we closed 72 stores during 2006. As of December 31, 2006, we operated 20 locations in the state of Texas, where our Texas micro-loans subsidiary offers and provides credit services under a credit services organization (“CSO”) program to customers who apply for micro-loans offered by an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, our Texas subsidiary provides a letter of credit to the third party lender to secure the customer’s payment obligations in the event of a customer default. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services. In addition to offering credit services in our Texas retail branch locations, we also began testing the marketing of credit services via the Internet to Texas residents during the third quarter of 2006. Though representing a different marketing channel, these credit services are offered under the same CSO program as the retail branch locations.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the United Kingdom, where we believe customers will be receptive to the kind of “multi-line” financial centers that have characterized our recent store expansion strategy in the U.S. To test market receptiveness for our products in the United Kingdom, we opened 1 de novo store in the greater London area during the fourth quarter of 2006 and have opened 3 additional stores thus far in 2007.

Financial, operating and statistical metrics for our Retail Micro-Loans segment (including both U.S. and United Kingdom locations) are detailed (dollars in thousands) in the following tables.

	For the Year ended December 31,
	2006	2005
Beginning number of locations	509	482
Acquired locations	—	40
Opened locations	38	16
Closed locations	(72)	(29)

Ending locations	475	509

	For the year ended December 31,
	2006	2005
Gross retail micro-loan fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$97,872	$81,488
Processing and servicing revenues from FDIC-chartered bank	5,993	23,229

Total gross revenues	$103,865	$104,717

(Loss) income before income taxes	$(10,607)	$9,768

Period end loans and fees receivable, gross	$90,615	$57,806

The loss before income taxes for 2006 reflects impairment, indemnification, loan loss and other charges of $17.1 million (including $10.5 million of associated goodwill impairment) primarily related to operating changes resulting from the FDIC’s actions in February 2006. In addition, we continued to sustain significant operating losses in Florida into the fourth quarter of 2006 as we awaited licensing approval from the State of Florida’s Office of Financial Regulation.

While the FDIC’s February 2006 actions have resulted in the losses cited above, we are pleased with the revenue growth evident in our core direct storefront micro-loan operations. Excluding fees we have earned in 2006 associated with our lending operations pursuant to certain CSO programs initiated by other micro-loan providers during the third and fourth quarters of 2005, fees from our direct storefront operations increased from $79.9 million in 2005 to $92.4 million in 2006. We believe this growth demonstrates positive momentum and favorable operating trends in the core ongoing business of our Retail Micro-Loans segment. In 2007, we expect the new products we are rolling out under our multi-product line strategy to contribute to revenue growth within our Retail Micro-Loans segment, and we expect to see improved profitability, both overall and on a per-store basis.

The results for our Retail Micro-Loans segment operations during 2005 also reflect the impact of Hurricane Katrina. While Hurricane Rita did not affect our operations, we were forced to temporarily close 7 existing stores in Mississippi because of Hurricane Katrina, and we had to delay openings for certain planned store locations in Louisiana. Although all but one of the Mississippi stores were re-opened within a few days, we decided to ease our typical collection efforts with respect to affected customers in Mississippi, but this change did not materially impact the pre-tax results of our Retail Micro-Loans segment.

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

CAR consists of a nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business, from which CAR purchases auto loans at a discount or for which CAR services auto loans for a fee. CAR generates revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. CAR generally earns discount income over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. In the second quarter of 2006, CAR launched a new product, Dealer Equity Advance Loan (“DEAL”), whereby CAR earns interest income on a loan made directly to the dealer. In the DEAL program, the dealer maintains the responsibility to service the customer accounts securing the loan to the dealer. Also during the second quarter of 2006, CAR launched a contract custodial program to service smaller line of credit loan providers in the markets it services. In addition to these offerings, the business is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base and is testing its ability to cross-sell other CompuCredit and subsidiaries’ products to a select number of customers from within its existing customer base.

The number of CAR’s active dealers is a function of new dealer enrollments offset by dealer attrition within the states in which CAR is licensed. Dealers are certified by CAR upon being recruited by a sales force of approximately 60 resources located strategically throughout approved territories. As of December 31, 2006, CAR operated in 45 states and had approximately 1,200 active dealers.

During the first quarter of 2006, CAR completed a conversion from a system of record that it licensed from Wells Fargo Financial to a more robust system of record. Management expects the new system of record to support future growth through efficiencies created in the processing of new dealer relationships, new product offerings and potential portfolio acquisitions. Due to CAR’s unique product offerings and the customization required to accommodate these offerings, the system of record conversion required a significant amount of effort on the part of resources traditionally assigned to operations and sales. The system of record conversion, and the need for ongoing reconciliations between new system of record data and old system of record data for delinquency and lender reporting purposes presented distractions for the CAR management team during much of 2006. These distractions, coupled with increases in delinquencies and charge offs that we believe were in part the result of these distractions, kept the CAR management team from meeting our 2006 growth goals for this business unit and contributed to a $2.3 million pre-tax loss for this business unit in the fourth quarter of 2006. We are optimistic that our CAR management resources have now successfully transitioned from work on the conversion and related post-conversion activities to efforts aimed at gaining operational efficiencies and additional market share. As such, we expect growth in receivables and associated revenues during 2007 and a return to profitability for this business unit in the first half of 2007.

We also expect our Auto Finance segment to realize receivables and income growth in 2007 based on our February 2, 2007 acquisition of the assets of San Diego-based ACC. ACC currently services approximately $275.0 million in auto finance receivables, operates in 12 states with collection centers in San Diego, California and Denver, Colorado and has approximately 170 employees. In conjunction with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and are serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which makes our acquisition of ACC quite complementary to our CAR operations.

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

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners proved too great relative to the revenue potential of this product offering. As such, we retooled our stored-value card offering to expand the utility of the product and to focus on distribution of this product as an adjunct to certain of our credit card offerings or as an offer to consumers who come to us through Internet and other marketing channels and who may not be in a situation that currently warrants our extending credit to them through one of our lending products. Our expectations are that we can learn about the income and spending patterns of these particular stored-value card customers so that we can graduate them into our credit products over time. We also are looking at potential out-sourcing partnerships relative to this card offering to better align ourselves within the market and to further reduce costs within this area.

Beyond our shift in focus for our stored-value card offerings, we continue to develop an underwriting, servicing and collections platform that utilizes non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external databases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods and payment processing tools that currently are unique in the marketplace. We generally refer to these collective methods, models and processes as our MEP, and we consider them proprietary in nature. To date (and after an extensive research and development effort), we have launched the Imagine MasterCard credit card product utilizing the MEP; we now include the costs and revenues associated with this product within our Credit Cards segment. The MEP has enabled us to expand the scope of consumers we can approve profitably for these credit card products beyond what we traditionally could approve using our credit bureau-oriented underwriting models. Customers acquired to date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP also has allowed us to market our products on the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large numbers of profitable credit card customers for us. Starting in the third quarter of this year, we began to utilize the MEP in connection with our installment lending activities, and we believe we can use it to enter other product lines, including retailer financing, auto lending and consumer receivables factoring, in the future. We also plan to utilize the MEP in the radio and television marketing channels for our products.

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

Another activity currently underway within our Other segment is the implementation and refinement of our developed systems, marketing materials and infrastructure through which we attract currently underserved or under-banked consumers to us so that we can use a centralized decision engine to determine which of our various credit products is appropriate for each consumer. Through this effort, we have begun to engage in broad television and Internet advertising campaigns aimed at attracting consumers who may need credit or debit products; we also plan to partner with other providers of financial services and products and expect to earn fees through our referral of customers to these other providers. We currently are evaluating the marginal revenue potential our centralized decision engine against the costs that we are incurring towards its development and implementation, and we may scale back some of our development efforts and Other segment costs to some degree throughout 2007.

In summary, through our Other segment activities and by employing our credit and underwriting knowledge and leveraging and improving upon an established technology infrastructure, we can continue to develop and test new credit delivery programs. We see tremendous opportunity to grow our lending businesses through the use of Internet lead generators and search engines, and we expect most of the activities supported by the Other segment to ultimately be profitable for us. As an example, our Other segment has been instrumental in our effort to marry the MEP underwriting technologies with credit card product offerings as discussed above. These product offerings are generating incremental profits for us within our Credit Cards segment, and we have reclassified costs initially incurred within the Other segment to our Credit Cards segment so as to reflect a consistent matching of costs and revenues for these new products within the Credit Cards segment.

The following table details (in thousands) the pre-tax losses that we have incurred for our major initiatives within the Other segment:

	For the year ended December 31,
	2006	2005	2004
Stored-value card	$(11,556)	$(24,677)	$(21,716)
Internet micro-loans	(11,689)	(9,453)	(961)
Centralized decision engine	(2,084)	—	—
Third-party receivables servicing and asset-secured consumer finance receivables	(8,936)	(3,796)	—
Other	(1,386)	—	—

Total	$(35,651)	$(37,926)	$(22,677)

Liquidity, Funding and Capital Resources

At December 31, 2006, we had $95.3 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•

During 2006, we generated $508.0 million in cash flow from operations, compared to generating $233.2 million in cash flow from operations during 2005. Major factors associated with the $274.8 million increase were (1) improved profitability and payment rate trends that we saw for our credit product offerings and (2) growth in our portfolio of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the returns and cash flows on which are significantly greater than for our historic originated portfolio and purchased portfolio credit card offerings. Partially offsetting these increases were: (1) the $61.3 million of 2005 cash flows associated with our zero-basis de-securitized Fingerhut receivables, all of which we reflected in our net income for the year ended December 31, 2005 and with respect to which we have realized much lower cash flows in 2006 as part of our income from the Fingerhut trust’s retained interests in 2006; (2) the receipt of $67.0 million in cash in the second quarter of 2005 under our Encore forward flow contract, such cash being classified as deferred revenue on our consolidated balance sheet at December 31, 2005; (3) lower 2006 income associated with our Investment in Previously Charged-Off Receivables segment collections as a result of our entering into the Encore forward flow contract in 2005; and (4) $71.0 million higher net purchases of debt and equity securities classified as trading securities during 2006 than in 2005.

•

During 2006, we used $786.5 million of cash in investing activities, compared to using $523.8 million of cash in investing activities during 2005. This $262.7 million increase in cash used in investing activities is consistent with the significantly higher investments that we now are making in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and to a lesser extent receivables within our originated portfolio master trust. This overall increase was offset somewhat by the purchase of CAR during the second quarter of 2005. Additionally, net investments in securitized earning assets were $80.0 million for 2006 compared to net investments in securitized earning assets of $230.7 million for 2005, reflecting the continued decline in receivables associated with our purchased portfolios.

•

During 2006, we generated $148.3 million in cash from financing activities, compared to generating $462.9 million in cash from financing activities during 2005. The $314.6 million decrease in cash flows from financing activities is due primarily to our $550.0 million in Convertible Senior Notes issuances during the second and fourth quarters of 2005, offset by the purchase of treasury stock during that same period as well as the debt incurred during 2005 in connection with the acquisition of our Auto Finance segment and the subsequent funding of its receivables thereon. This decline was offset by the $150.0 million generated from financing activities in 2006 related to a structured financing within our Credit Cards segment that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and is recourse only to the underlying credit card receivables that serve as security for the facility as well as our net borrowings associated with our investments in debt and equity securities.

Historically, we have managed draws to fund cardholder purchases under our securitization facilities so as to meet our cash needs on an “as-needed” basis. Prior to the second quarter of 2005, this strategy generally allowed us to reduce our unrestricted cash balances to the minimal levels necessary to meet our daily operations and investment needs so as to avoid incurring costs on funds not currently needed to fund investments or operations. During the second quarter of 2005, however, we received substantial net cash flows of $141.7 million net from our Convertible Senior Notes offering (the $250.0 million Convertible Senior Notes proceeds, net of $8.3 million issuance costs and $100.0 million used contemporaneously to repurchase common shares) and $133.0 million ($143.0 million, net of $10.0 million of escrowed cash) from the Encore transaction. Additionally, during the third quarter of 2005 we received $31.6 million of cash associated with the securitization of our Fingerhut receivables, and during the fourth quarter of 2005 we completed a second offering of Convertible Senior Notes resulting in an additional $292.3 million of cash proceeds (the $300.0 million Convertible Senior Notes proceeds, net of $7.7 million of issuance costs). With these cash flows, we continued our long-standing strategy of funding cardholder purchases underlying receivables securitized within our originated portfolio master trust so as to minimize draws on outstanding securitization facilities. The utilization of this excess cash can only occur if cash collections from credit card receivables within the securitization trusts are less than funding requirements for new purchases. To the extent possible and within the structural limitations to which we are subject, we expect always to focus on this cash management strategy because the yields that we can earn on our cash deposits are less than the costs of funds under our securitization facilities. We are confident with this strategy because of our ability to draw additional cash from a $1.0 billion 2-year variable funding facility (as well as a conduit facility) to meet our acquisition and operating needs as they arise in the future. We should also note that while our fundamental cash management strategy is to reduce draws on securitization facilities where possible, we expect, as we did in both 2005 and 2006, to continue to borrow during attractive environments to meet our ongoing acquisition and investment needs. While we may temporarily have excess funds associated with these borrowings, our belief when we have borrowed is that we can employ any borrowed amounts at returns that meet our return on equity goals.

Significant changes in our capital structure during 2006 included:

•

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This debt facility is recourse only to the underlying credit card receivables which serve as security for the facility. In September 2006, we amended this facility to increase the maximum borrowings limit from $150 million to $350.0 million, improve the advance rates and pricing and extend the maturity to March 2008. As of December 31, 2006, $150.0 million was outstanding under this debt facility; also as of that date, the level of our collateral receivables underlying this $350.0 million facility was sufficient to support draws on the facility of another $152.5 million above and beyond the $150.0 million outstanding on the facility as of that date.

•

In April 2006, our Retail Micro-Loans segment paid off its $40 million of term loans and its $10 million revolving credit facility. In conjunction with this transaction, we recorded a second quarter 2006 pretax charge of $791,000 for prepayment fees and to write off deferred debt issuance costs.

•

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

•	In July 2006, we purchased an additional 11.25% interest in CSG for $16.5 million, thereby increasing our ownership interest to 61.25%.

•

In September 2006, we significantly increased our investments in debt securities through the utilization of borrowings through repurchase agreements and U.S. government securities. Total repurchase agreements and other borrowings were $111.1 million as of December 31, 2006 and are recourse only to the underlying investments in debt securities that serve as security for the facility.

As of December 31, 2006, our collateral base within our originated portfolio master trust was sufficient to allow for additional cash draws of $450.4 million against our existing securitization facilities.

Considering all of the above factors, along with our unrestricted cash balances of $95.3 million at December 31, 2006, we had approximately $700.0 million of liquidity available as of December 31, 2006 for use in our growth, acquisition and diversification efforts. This level of liquidity is more than adequate to meet our operating needs throughout 2007, as evidenced by our recent ACC acquisition subsequent to year end. We expect to explore acquisition opportunities throughout 2007 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market.

In April 2005, we acquired Wells Fargo Financial’s CAR auto finance business unit. This acquisition included all of CAR’s assets, business operations and approximately 300 employees for $121.5 million including transaction costs. The acquisition was financed using $88.2 million in debt with the remainder paid in cash. The $88.2 million in debt was financed through a structured finance transaction. In that transaction, a newly formed special purpose subsidiary purchased the receivables and supporting collateral from the business and financed that acquisition through a secured lending facility with a bank. The debt incurred under that facility is recourse only to the assets that are pledged to the lender. We intend to finance any receivables growth in the CAR business through this same process. The sale of receivables and supporting collateral to this particular special purpose subsidiary does not qualify for gain-on-sale treatment under Statement No. 140. In February 2007, we amended the financing facility for our CAR subsidiary. This amendment provides for greater operational flexibility as well as lower pricing. Further, the term of the facility was extended to September 2008. As a part of this amendment, the facility was reduced in size to $100.0 million.

As noted previously, during the first quarter of 2004, we completed a two-year securitization facility with Merrill Lynch that was issued out of the originated portfolio master trust. This securitization facility provided for an initial one-year committed funding level of $1.25 billion, growing to a committed funding level to $1.5 billion in January 2005, with one-year renewal periods (subject to certain conditions precedent) at the expiration of the initial two-year term. It also included an orderly amortization of the facility at expiration in a manner that is expected to allow us to receive cash flows that are more than adequate to cover our servicing costs while amounts borrowed under the facility are repaid by the originated portfolio master trust. Furthermore, it included an advance rate against the originated portfolio master trust receivables that in management’s opinion is sufficient to allow us to grow the originated portfolio and provide acceptable returns on equity from our credit card receivables origination activities. In connection with this new securitization facility, we issued a warrant to acquire up to 2.4 million shares of our common stock at an exercise price of $22.45 per share. This warrant was exercised in January 2007. On September 30, 2005, this facility was renewed and extended through January 2008, with reduced costs of funds and other more favorable terms to us than under the initial facility; also, given that we issued two term facilities out of the originated portfolio master trust in October 2004, thereby reducing the capacity that we need under this facility, the size of the facility was reduced to $1.0 billion in the renewal to reduce unused commitment costs associated with the facility.

We expect to continue our efforts in 2007 to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market, both through organic growth and through acquisitions. We anticipate using some of our existing cash reserves (and draw potential against our existing variable funding and conduit securitization facilities) to fund potential acquisitions during 2007. While these acquisitions may require the use of substantial amounts of cash or may require us to incur substantial acquisition-related debt financing, we anticipate having more than adequate cash for our operations during 2007 and for the foreseeable future. Nevertheless, we continue to evaluate potential capital sources. To the extent that we find the markets attractive enough to us to allow us to obtain long-term committed funding for future growth and acquisitions, we expect to issue the appropriate debt or equity securities.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of December 31, 2006, we had committed total securitization facilities of $2.1 billion, of which we had drawn $1.0 billion ($220.0 million of which remained within an originated portfolio master trust special funding account at

December 31, 2006). At December 31, 2006, the weighted-average borrowing rate on our securitization facilities was approximately 6.72%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which a substantial majority of our managed credit card receivables serve as collateral as of December 31, 2006. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2007(2)	306.0
January 2008(3)	1,000.0
October 2009(4)	299.5
October 2010(4)	299.5
January 2014(5)	165.4
January 2014(6)	31.3

Total	$2,101.7

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.
(2)	Represents the end of the revolving period for a $306.0 million conduit facility.
(3)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the term and an orderly amortization of the facility at expiration.
(4)	In October 2004, we completed two new, term securitization facilities that we issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.
(5)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.
(6)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

We have never triggered an early amortization within any of the series underlying our originated portfolio master trust securitizations, and we do not believe that we will. Still, it is conceivable that, even with close management, we may trigger an early amortization of one or more of the outstanding series within these trusts. Early amortization for any of the originated portfolio master trust securitization series would have adverse effects on our liquidity, certainly during the early amortization period and potentially beyond repayment of any such series as potential investors could elect to abstain from future CompuCredit-backed issuances.

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

The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2006 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Notes payable & other borrowings	$151.2	$188.1	$16.4	$3.0	$358.7
Convertible senior notes	—	—	—	550.0	550.0
Securitization facilities(1)	75.0	512.0	263.6	196.7	1,047.3
Operating leases	19.2	43.8	32.2	116.0	211.2
Purchase and other commitments(2)(3)	6.4	8.3	4.6	—	19.3

Total	$251.8	$752.2	$316.8	$865.7	$2,186.5

(1)	As discussed above and in Note 12, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein, a substantial majority of the receivables that we manage have been transferred to off-balance-sheet securitization structures. Accordingly, there is no association of these amounts with any borrowings recorded on our balance sheet as these securitization facilities are the obligations of the trusts to which the receivables that we manage have been sold. For purposes of this table, however, we have included the debt of the trusts because we service the underlying receivables used to repay the debt facilities even though we have no fiscal exposure related to the debt other than the assets reflected on our consolidated balance sheet as securitized earning assets. Consistent with other information related to our securitization facilities presented herein, this information is as of December 31, 2006.
(2)	This principally includes long-term purchase and various maintenance contracts.
(3)	Includes purchase commitments and various commitments under employment contracts. Certain purchase commitments are subject to performance criteria and generally renewable on a monthly basis after their initial term. As such, similar amounts can be anticipated to occur in future periods, but will not necessarily occur depending on a variety of factors including performance and mutual agreement to terms.

See Note 12, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein for discussion of our off-balance-sheet arrangements.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our consolidated financial statements included herein. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Described below, however, are the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

The most significant aspect of our business is the credit card receivables that we service for off-balance-sheet securitization structures. As of December 31, 2006, there were $1.6 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables as a component of our securitized earning assets balance on our consolidated balance sheets. The value of this asset is critical to our financial performance and condition. We account for the portfolios that we have securitized in accordance with Statement No. 140. See Note 2, “Significant Accounting Policies,” and Note 12, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yields, payment rates, credit loss rates and appropriate discount rates. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is the valuation of our retained interests in finance charge receivables and our accrued interest and fees, both of which we also reflect within securitized earnings assets on our consolidated balance sheets. We present these components of our overall retained interest valuation at estimated net realizable values. We estimate these amounts based principally upon payment and charge-off histories. To the extent that actual results differ from these estimates, our results of operations and liquidity could be materially affected.

With respect to our securitized portfolios that are accounted for in accordance with Statement No. 140, we have adjusted the underlying Statement No. 140 and retained interests valuation assumptions significantly over the last three years as a result of changing economic conditions and changes in our liquidity position. The most significant of these changes was our third quarter of 2004 reduction in the residual cash flows discount rate assumption used to value our I/O strips and retained interests based principally on new market conditions that became apparent to us in the third quarter of 2004 as a result of our negotiation of two new term securitization facilities that we subsequently completed a few weeks after the close of the third quarter of 2004. The aggregate favorable pre-tax effect of third quarter 2004 changes to our residual cash flows discount rate assumption was $21.7 million. The third quarter 2004 change in our residual cash flows discount rate assumption is not reflective of a change in estimating methodology, but rather reflects changes in facts during the third quarter of 2004. As market circumstances change and as fluctuations occur in the collateralization levels within our securitization trusts, these factors cause changes in our residual cash flows discount rate assumption. Facts continued to change in 2005, for example, during which we experienced further decreases in our residual cash flows discount rate. These decreases resulted from (1) further tightening of spreads on credit card securitization notes that we experienced in 2005 through (a) our sale to third parties of subordinated bonds in a securitization in the second quarter of 2005 and (b) the renewal at significantly lower pricing of two-year variable funding notes within our originated portfolio master trust during the third quarter of 2005, coupled with (2) significantly increased overall collateral enhancement levels within the originated portfolio master trust during 2005 given our funding of cardholder purchases. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. Collateral enhancement levels increased significantly in 2005 given the liquidity generated by us based on our second quarter of 2005 Encore transaction and our $250.0 million and $300.0 million Convertible Senior Note issuances; we funded the majority of cardholder purchases underlying our originated portfolio master trust during 2005, rather than drawing against originated portfolio master trust conduit and variable funding note securitization facilities to fund these purchases. These beneficial effects on the residual cash flows discount rate were offset somewhat, however, by increases in the LIBOR rate over the same period. We have continued to experience a tightening of the spreads in transactions in which we have participated in 2006; the tightening of spreads again has served in 2006 to offset increases in our LIBOR base rate in the determination of our residual cash flows discount rate.

At December 31, 2006, the following illustrates the hypothetical adverse effect of a 20 percent adverse change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized (in thousands):

Credit Card Receivables
Net collected yield (annualized)	$(46,939)
Payment rate (monthly)	$(5,705)
Expected principal credit loss rate (annualized)	$(18,101)
Residual cash flows discount rate	$(8,727)
Servicing discount rate	$(99)

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

We record each static pool at cost and account for it as a single unit for the economic life of the pool (similar to one loan) for recovery of our basis, recognition of revenue and impairment testing. We earn revenue from previously charged-off receivables after we have recovered the original cost for each pool. Each quarter, we perform an impairment test on each static pool. If the remaining forecasted collections are less than our current carrying value, we record an impairment charge.

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

Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs (approximately $1.6 billion as of December 31, 2006) and any cash balances within the QSPEs would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling $1.0 billion as of December 31, 2006) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential allowances for non-collectibility and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although, barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge-off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our micro-loan operations during 2004, our auto-finance operations during 2005 and the significant growth that we have experienced in the receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, our allowance for uncollectible loans and fees receivable has become much more material to our financial statements. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected. The allowance for uncollectible loans and fees receivable has grown from $54.3 million as of December 31, 2005 to $225.3 million as of December 31, 2006.

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $120.1 million at December 31, 2006 and represented 5.7% of our total assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate applied is the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions used to estimate future cash flows are consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, we recognize an impairment, which results in a write-down of assets with a corresponding charge to earnings. We measure the impairment loss based upon the difference between the carrying amount and the fair value of the assets.

Investments in Securities

We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We generally classify our purchased debt and equity securities as trading securities. Investments in securities classified as trading securities totaled $181.4 million as of December 31, 2006. Due to the nature of these investments, we rely on third-party evidence to support our valuation estimates as the securities generally are not traded in larger market exchanges. Our investments in asset-backed securities include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities) and CMOs (Collateralized Mortgage Obligations.) We primarily purchase these securities through an unaffiliated investment manager that is a registered broker-dealer.

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

At December 31, 2006, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (8.25% at December 31, 2006), subject to interest rate floors. At December 31, 2006, $20.3 million of our total managed receivables were priced at their floor rate, of which, $10.4 million of these receivables were closed and therefore ineligible to be repriced and the remaining $9.9 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $10.4 million in closed account receivables reach their floor rate would result in an approximate $39,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $9.9 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impacts of these open accounts on our cash flows.

We believe we are not exposed to any material foreign currency exchange rate risk or commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15. “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting reflected in Item 8 of Form 10-K, that CompuCredit Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CompuCredit Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 27, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) was carried out on behalf of CompuCredit Corporation and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2006.

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

In addition, during the fourth quarter of our year ended December 31, 2006, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and Compensation Committee Report,” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
3.1	Articles of Incorporation.	August 27, 1998, Form S-1, exhibit 3.1

3.2	Articles of Amendment to Articles of Incorporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)

3.3	Bylaws.	May 15, 2006, Form 8-K, exhibit 3.1

4.1	Form of common stock certificate.	April 12, 1999, Form S-1, exhibit 4.1

4.2	Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1

4.3	Resale Registration Rights Agreement dated May 27, 2005.	May 31, 2005, Form 8-K, exhibit 4.2

4.4	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1

4.5	Resale Registration Rights Agreement dated November 23, 2005.	November 28, 2005, Form 8-K, exhibit 4.2

10.1	Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1

10.2†	1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2

10.2(a)†	2000 Stock Option Plan.	March 30, 2001, Proxy Statement, Appendix A

10.2(b)†	2003 Stock Option Plan.	March 1, 2004, Form 10-K, exhibit 10.2(b)

10.2(c)†	2004 Restricted Stock Plan.	March 1, 2004, Form 10-K, exhibit 10.2(c)

10.2(d)†	Form of Restricted Stock Agreement—Directors.	March 8, 2005, Form 10-K, exhibit 10.2(d)

10.2(e)†	Form of Restricted Stock Agreement—Employees.	March 8, 2005, Form 10-K, exhibit 10.2(e)

10.2(f)†	Form of Stock Option Agreement—Directors.	March 8, 2005, Form 10-K, exhibit 10.2(f)

10.2(g)†	Form of Stock Option Agreement—Employees.	March 8, 2005, Form 10-K, exhibit 10.2(g)

10.3(a)†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3

10.3(b)†	First Amendment to the CompuCredit Employee Stock Purchase Plan.	Filed herewith

10.4†	Employment Agreement for Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)

10.4(a)†	Restricted Stock Agreement, dated May 9, 2006 between CompuCredit Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1

10.4(b)†	Option Agreement, dated May 9, 2006 between CompuCredit Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.5†	Employment Agreement for David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)

10.6†	Employment Agreement for Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)

10.7†	Employment Agreement for J.Paul Whitehead, III.	January 17, 2006, Form 8-K, exhibit 10.1

10.8†	Employment Agreement for Krishinakumar Srinivasan.	January 9, 2007, Form 8-K, exhibit 10.1

10.8(a)†	Warrant Agreement with Krishinakumar Srinivasan.	March 8, 2005, Form 10-K, exhibit 10.8(a)

10.9†	Outside Director Compensation Package.	November 9, 2006, Form 8-K, exhibit 10.1

10.10	Amended and Restated Affinity Card Agreement, dated as of December 5, 2005, with Columbus Bank and Trust Company.	December 7, 2005, Form 8-K, exhibit 10.1

10.10(a)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.2

10.10(b)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.3

10.10(c)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.4

10.10(d)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.5

10.11	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	November 14, 2000, Form 10-Q, exhibit 10.1

10.11(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)

10.11(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)

10.11(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)

10.11(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)

10.11(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture.	March 1, 2004, Form 10-K, exhibit 10.9(e)

10.11(f)	First Amendment to Series 2004-One Indenture Supplement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(f)

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.11(g)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 24, 2003, Form 10-K, exhibit 10.11

10.11(h)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)

10.11(i)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)

10.11(j)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)

10.11(k)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)

10.11(l)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)

10.11(m)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)

10.11(n)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)

10.11(o)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)

10.11(p)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)

10.12	Note Purchase Agreement, dated January 30, 2004, among Merrill Lynch Mortgage Capital Inc., CompuCredit Funding Corp., CompuCredit Corporation, and CompuCredit Credit Card Master Note Business Trust.	March 1, 2004, Form 10-K, exhibit 10.9(f)

10.12(a)	First Amendment to the Note Purchase Agreement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.11(a)

10.13	Share Lending Agreement.	November 22, 2005, Form 8-K, exhibit 10.1

10.14*	Receivables Financing Agreement among CAR Funding, Inc., certain sellers and guarantors, dated as of April 1, 2005.	August 3, 2005, Form 10-Q, exhibit 10.18

10.15	Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of September 30, 2003, with Columbus Bank and Trust Company.	August 2, 2006, Form 10-Q, exhibit 10.3

10.16	First Amendment to the Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.4

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.17	Amended and Restated Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of January 3, 2005, as amended and restated as of March 10, 2006, with CompuCredit Funding Corp. III	August 2, 2006, Form 10-Q, exhibit 10.5

10.18	Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, among CompuCredit Credit Card Master Note Business Trust III, U.S. Bank National Association, and CompuCredit Corporation.	August 2, 2006, Form 10-Q, exhibit 10.6

10.19	Series 2006-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.7

10.20	Transfer and Servicing Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as March 10, 2006, among CompuCredit Funding Corp. III, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust III and U.S. Bank National Association.	August 2, 2006, Form 10-Q, exhibit 10.8

10.21	Form of Note Purchase Agreement.	August 2, 2006, Form 10-Q, exhibit 10.9

10.22	Affinity Card Agreement, dated as of September 15, 2006, with First Bank & Trust.	November 6, 2006, Form 10-Q, exhibit 10.1

10.23	Affinity Card Agreement, dated as of February 16, 2005, with First Bank of Delaware.	November 6, 2006, Form 10-Q, exhibit 10.2

10.24	Managed Account Agreement, dated as of September 1, 2006, with United Capital Asset Management LLC.	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of BDO Seidman, LLP.	Filed herewith

31.1	Certification of David G. Hanna.	Filed herewith

31.2	Certification of J.Paul Whitehead, III.	Filed herewith

32.1	Certification of David G. Hanna and J.Paul Whitehead, III.	Filed herewith

99.1	Charter of the Audit Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.1

99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

*	Confidential treatment has been granted with respect to portions of this exhibit.
†	Management contract, compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Corporation and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 27, 2007

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2006	2005
Assets
Cash and cash equivalents (including restricted cash of $15,104 and $11,065 at December 31, 2006 and 2005, respectively)	$110,412	$240,655
Securitized earning assets	801,715	786,983
Non-securitized earning assets, net:
Loans and fees receivable, net (of $118,005 and $100,414 in deferred revenue and $225,319 and $54,240 in allowances for uncollectible loans and fees receivable at December 31, 2006 and 2005, respectively)	653,716	375,919
Investments in previously charged-off receivables	12,871	16,993
Investments in securities	141,657	75,399
U.S. government securities resale agreements	50,577	—
Deferred costs, net	25,762	31,012
Software, furniture, fixtures and equipment, net	63,986	48,383
Investments in equity-method investees	83,038	69,343
Intangibles, net	12,382	13,749
Goodwill	120,115	130,800
Prepaid expenses and other assets	37,666	31,954

Total assets	$2,113,897	$1,821,190

Liabilities
Accounts payable and accrued expenses	$112,453	$96,483
Notes payable and other borrowings	358,694	165,186
Convertible senior notes	550,000	550,000
Deferred revenue primarily from forward flow agreement	55,260	67,585

Current and deferred income tax liabilities	112,983	129,283

Total liabilities	1,189,390	1,008,537

Minority interests	40,567	45,442

Commitments and contingencies (Note 17)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 59,464,216 shares issued and 55,093,686 shares outstanding at December 31, 2006 (including 5,677,950 loaned shares to be returned); and 59,080,610 shares issued and 54,628,020 shares outstanding at December 31, 2005 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	321,022	312,752
Treasury stock, at cost, 4,370,530 and 4,452,590 shares at December 31, 2006 and 2005, respectively	(124,084)	(125,068)
Warrants	25,610	25,610
Retained earnings	661,392	553,917

Total shareholders’ equity	883,940	767,211

Total liabilities and shareholders’ equity	$2,113,897	$1,821,190

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004
Interest income:
Consumer loans, including past due fees	$278,994	$113,308	$32,671
Other	19,142	12,307	8,012

Total interest income	298,136	125,615	40,683
Interest expense	(52,472)	(33,971)	(4,729)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	245,664	91,644	35,954
Fees and related income on non-securitized earning assets	596,411	477,482	241,984
Provision for loan losses	(512,579)	(140,660)	(61,944)

Net interest income, fees and related income on non-securitized earning assets	329,496	428,466	215,994
Other operating income:
Fees and related income on securitized earning assets	200,232	127,779	158,192
Servicing income	90,855	143,128	92,297
Ancillary and interchange revenues	43,318	28,954	24,271
Equity in income of equity-method investees	106,883	45,627	1,987

Total other operating income	441,288	345,488	276,747
Other operating expense:
Salaries and benefits	50,211	33,815	22,287
Card and loan servicing	259,496	238,599	163,118
Marketing and solicitation	106,063	95,280	42,070
Depreciation	32,843	18,593	15,973
Goodwill impairment	10,546	—	—
Other	130,797	104,475	69,879

Total other operating expense	589,956	490,762	313,327

Income before minority interests and income taxes	180,828	283,192	179,414
Minority interests	(12,898)	(13,349)	(22,345)

Income before income taxes	167,930	269,843	157,069
Income taxes	(60,455)	(98,493)	(56,350)

Net income	$107,475	$171,350	$100,719

Net income attributable to common shareholders	$107,475	$171,350	$96,315

Net income per common share—basic	$2.21	$3.46	$1.97

Net income per common share—diluted	$2.14	$3.34	$1.93

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	Preferred Stock	Common Stock		Additional Paid-In Capital	Treasury Stock	Other Changes in Equity	Retained Earnings	Total Shareholders’ Equity
		Shares Issued	Amount
Balance at December 31, 2003	$41,997	47,885,506	$—	$250,350	$(4,586)	$—	$286,252	$574,013
Proceeds from stock options exercises	—	413,323	—	4,843	—	—	—	4,843
Use of treasury stock for stock-based compensation plans	—	(338,854)	—	(1,738)	1,738	—	—	—
Preferred dividends	—	—	—	—	—	—	(4,404)	(4,404)
Accretion of preferred dividends	4,582	—	—	—	—	—	—	4,582
Conversion of preferred stock to common stock	(46,579)	5,164,778	—	46,579	—	—	—	—
Issuance of warrant	—	—	—	—	—	25,610	—	25,610
Issuance of restricted stock	—	34,500	—	—	—	—	—	—
Amortization of deferred compensation plans	—	—	—	456	—	—	—	456
Purchase of treasury stock	—	—	—	—	(23,873)	—	—	(23,873)
Tax benefit related to stock-based compensation plans	—	—	—	1,944	—	—	—	1,944
Net income	—	—	—	—	—	—	100,719	100,719

Balance at December 31, 2004	$—	53,159,253	$—	$302,434	$(26,721)	$25,610	$382,567	$683,890
Proceeds from stock options exercises	—	477,451	—	3,940	—	—	—	3,940
Use of treasury stock for stock-based compensation plans	—	(477,451)	—	(2,530)	2,530	—	—	—
Issuance of restricted stock, net	—	243,407	—	—	—	—	—	—
Amortization of deferred compensation plans	—	—	—	3,036	—	—	—	3,036
Purchase of treasury stock	—	—	—	—	(100,877)	—	—	(100,877)
Consideration for share lending agreement	—	5,677,950	—	7	—	—	—	7
Tax benefit related to stock-based compensation plans	—	—	—	5,865	—	—	—	5,865
Net income	—	—	—	—	—	—	171,350	171,350

Balance at December 31, 2005	$—	59,080,610	$—	$312,752	$(125,068)	$25,610	$553,917	$767,211
Proceeds from stock options exercises	—	74,550	—	716	—	—	—	716
Use of treasury stock for stock-based compensation plans	—	(82,060)	—	(984)	984	—	—	—
Issuance of restricted stock	—	391,116	—	—	—	—	—	—
Amortization of deferred compensation plans	—	—	—	8,308	—	—	—	8,308
Tax benefit related to stock-based compensation plans	—	—	—	230	—	—	—	230
Net income	—	—	—	—	—	—	107,475	107,475

Balance at December 31, 2006	$—	59,464,216	$—	$321,022	$(124,084)	$25,610	$661,392	$883,940

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2006	2005	2004
Operating activities
Net income	$107,475	$171,350	$100,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	32,843	18,593	15,973
Impairment of goodwill	10,546	—	—
Provision for loan losses	512,579	140,660	61,944
Amortization of intangibles	5,016	3,400	1,310
Accretion of deferred revenue	(25,606)	(33,566)	(32,187)
Stock-based compensation expense	8,308	3,036	456
Minority interests	12,898	13,349	22,345
Retained interests income and securitization gains adjustments, net	54,514	(19,574)	95,931
Unrealized gain on debt and equity securities classified as trading securities	(4,201)	(2,413)	(257)
Gain on bulk sale of receivables	—	(69,559)	—
Provision (benefit) for deferred taxes	33,062	(388)	(5,189)
Income in excess of distributions from equity-method investments	(2,369)	(18,000)	(1,492)
Changes in assets and liabilities, exclusive of business acquisitions:
Net increase in debt, equity and U.S. government securities classified as trading securities	(113,873)	(42,883)	(17,807)
Increase in uncollected fees on non-securitized earning assets	(109,748)	(56,558)	(58,775)
Decrease (increase) in deferred costs	5,250	22,075	(1,560)
(Decrease) increase in income tax liability	(49,132)	19,746	27,923
Increase (decrease) in deferred revenue	13,281	71,321	16,983
Other	17,175	12,656	(1,148)

Net cash provided by operating activities	508,018	233,245	225,169

Investing activities
Investments in equity-method investees	(16,678)	(10,949)	(50,207)
Proceeds from equity-method investees	5,352	1,665	16,217
Investments in securitized earning assets	(1,394,754)	(1,313,176)	(1,079,863)
Proceeds from securitized earning assets	1,314,733	1,082,485	1,025,514
Investments in non-securitized earning assets	(2,097,689)	(1,578,923)	(575,386)
Proceeds from non-securitized earning assets	1,433,182	1,460,035	509,210
Acquisitions of sub-prime lenders’ assets	(2,643)	(134,262)	(135,790)
Purchases and development of software, furniture, fixtures and equipment	(28,039)	(30,639)	(10,819)

Net cash used in investing activities	(786,536)	(523,764)	(301,124)

Financing activities
Minority interests (distribution), net of contribution	(17,773)	(22,215)	(20,612)
Proceeds for share lending agreement	—	7	—
Proceeds from exercise of stock options	716	3,940	4,843
Purchase of treasury stock	—	(100,877)	(23,873)
Proceeds from the issuance of convertible senior notes	—	550,000	—
Debt issuance costs	—	(18,167)	—
Proceeds from borrowings	248,577	134,486	85,925
Repayment of borrowings	(83,245)	(84,240)	(24,614)

Net cash provided by financing activities	148,275	462,934	21,669

Net (decrease) increase in cash	(130,243)	172,415	(54,286)
Cash and cash equivalents at beginning of year	240,655	68,240	122,526

Cash and cash equivalents at end of year	$110,412	$240,655	$68,240

Supplemental cash flow information
Cash paid for interest	$44,280	$27,004	$3,786

Cash paid for income taxes	$76,525	$79,131	$33,599

Supplemental non-cash information
Issuance of warrant	$—	$—	$25,610

Notes payable associated with capital leases	$16,486	$4,729	$7,275

Notes payable associated with investments in securities	$111,063	$32,812	$7,471

Accretion of preferred stock dividends	$—	$—	$4,582

Issuance of stock options and restricted stock	$23,991	$7,540	$785

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

1.	Description of Business

Our accompanying consolidated financial statements include the accounts of CompuCredit Corporation and those entities that we control, principally our majority-owned subsidiaries. We provide various credit and related financial services and products to, or associated with, the underserved (or sub-prime) and “un-banked” consumer markets. We serve these markets principally through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards and charge cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other fee-based products, including card registration, memberships in preferred buying clubs, travel services, debt waiver and credit life, disability and unemployment insurance. Our product and service offerings also include small-balance, short-term cash advance loans (generally less than $500 for less than 30 days and to which we refer as “micro-loans”), installment loans and stored-value cards marketed through various channels, including retail branch locations, direct marketing, telemarketing and the Internet. We also purchase and service auto loans through and for a pre-qualified network of dealers in the “Buy Here/Pay Here” used car business and motorcycle, all-terrain vehicle and personal watercraft loans through and for pre-qualified networks of dealers in these products. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies followed in preparation of our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, can significantly affect the gains and losses recorded on securitizations and the values of retained interests in credit card receivables securitized; additionally, estimates of future credit losses on our un-securitized loans and fees receivable can significantly affect the provision for loan losses and loans and fees receivable, net.

We have reclassified certain amounts in prior period financial statements to conform to the current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Restricted Cash

Pursuant to our sale of previously charged-off receivables and forward flow contract with Encore Capital Group, Inc. (“Encore”) (see Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract”),

we were required to place into escrow $10.0 million of the gross proceeds associated with the transaction. We have disclosed the cash associated with this escrow account as restricted cash on the face of the consolidated balance sheets as of December 31, 2006 and 2005, and the release of these funds will occur upon performance of certain conditions under the forward flow contract with Encore.

Restricted cash balances at December 31, 2006 and 2005 also include cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our micro-loan activities.

Asset Securitization

We securitize a significant majority of our credit card receivables. When we sell receivables in securitizations, we retain certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although we continue to service the underlying credit card accounts and the customer relationships, we treat these securitizations as sales, and the securitized receivables are not reflected on our consolidated balance sheets. The retained ownership interests and the I/O strips associated with the receivables sold in our securitizations are included in securitized earning assets on the face of our consolidated balance sheets.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), we recognize gains and losses at the time of each receivable (or “financial asset”) sale. These gains or losses depend on the previous carrying amount of the financial assets sold and on the fair value of the assets and cash proceeds received. The cash flows used to measure the gains and losses represent estimates of finance charges and late fees, servicing fees, costs of funds paid to investors, payment rates, credit losses and any required amortizing principal payments to investors.

We initially record a servicing liability within a securitization structure when the servicing fees we expect to receive do not provide adequate compensation for servicing the receivables. We record this initial servicing liability at estimated fair market value, and then we evaluate and update our estimate of the servicing liability’s fair value at each quarter end. We include changes in servicing liability fair value within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 12, “Off-Balance-Sheet Arrangements”), with our recording of actual servicing expenses into operations as they are incurred. Because quoted market prices generally are not available for our servicing liabilities, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions as outlined in Note 12, “Off-Balance-Sheet Arrangements.” We net the servicing liability against the value of the I/O strip in our determination of securitized earning assets on our consolidated balance sheets. In accordance with Statement No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” we do not consolidate any of the qualifying special purpose entities (“QSPEs”) that participate in our securitizations.

We account for our retained interests in securitized receivables as trading securities and report them at estimated fair market value, with changes in fair value included in operations in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The estimates we use to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of our control, and such estimates could materially change from period to period. We include the income effects of the I/O strips and retained interests valuations within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 12, “Off-Balance-Sheet Arrangements”).

At each period end, we reflect “accrued interest and fees” on securitized receivables within securitized earning assets on our consolidated balance sheet; these accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying credit card receivables portfolios that we have securitized. We also include within our securitized earning assets the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but not collected (our “retained interests in finance charge receivables”).

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net on our consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net consist principally of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, micro-loan activities and auto finance business, none of which we have securitized in off-balance-sheet securitizations. We show these receivables net of an allowance for uncollectible loans and fees receivable. We also present loans and fees receivable net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation, annual, monthly maintenance, late payment, over-limit, cash-advance and returned check fees. We recognize both activation and annual fees over a twelve-month period (i.e., the year to which they apply), while we recognize all other fees when assessed to cardholders. The loans and fees receivable associated with our micro-loan activities include principal balances and associated fees due from customers, such fees being recognized as earned—generally over a two-week period. Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers which we recognize over the life of each loan.

We provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect. In the fourth quarter of 2006, we changed our business practices such that we no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent. For credit card accounts that became more than 90 days delinquent prior to our change in billing practices, however, we have billed finance charges and fees, but we have excluded these billed finance charges and fees from loans and fees receivable, gross and the allowance for uncollectible loans and fees receivable (as well as from related income and provision for loan loss amounts on our consolidated statements of operations) because we have concluded that collections of these finance charges and fees billings on these late-stage delinquent receivables are unlikely. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following: historical loss rates; current delinquency and roll rate trends; vintage analyses based on the number of months an account is open; the forecasted effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary and to evaluate the propriety of prior reported allowance levels using look-back methodologies.

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2005	Additions	Subtractions	Balance at December 31, 2006
Loans and fees receivable, gross	$530.6	$2,680.4	$(2,214.0)	$997.0
Deferred revenue	(100.4)	(201.1)	183.5	(118.0)
Allowance for uncollectible loans and fees	(54.3)	(512.6)	341.6	(225.3)

Loans and fees receivable, net	$375.9	$1,966.7	$(1,688.9)	$653.7

Subtractions from the allowance for uncollectible loans and fees receivable in the above table are net of $11.3 million in recoveries on loans and fees receivable previously charged off. Recoveries on loans and fees receivable typically have represented less than 1% of average loans and fees receivable, gross balances.

We include interest income associated with loans and fees receivable in interest income under the consumer loans, including past due fees category on our accompanying consolidated statements of operations. Additionally, we reflect $534.6 million, $259.0 million and $119.0 million of fee income associated with these loans and fees receivable for 2006, 2005 and 2004, respectively, in fees and related income from non-securitized earning assets on our consolidated statements of operations. As of December 31, 2006, the weighted-average remaining accretion period for the $118.0 million of deferred revenue reflected in the above table was 5.9 months; deferred revenue associated with any accounts that may charge-off is not accreted into revenue after the charge off date.

Investments in Previously Charged-off Receivables. We pursue, competitively bid for and acquire previously charged-off credit card receivables. A significant majority of our acquisitions of previously charged-off credit card receivables historically have been from securitization trusts underlying our retained interests investments. As servicer for the receivables within the securitization trusts underlying our retained interests investments, we subject all sales of previously charged-off receivables to a competitive bid process involving other potential third-party portfolio purchasers to ensure that all sales are at fair market prices.

Static pools consisting of homogenous accounts and receivables are established for each acquisition by our debt collections business. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and is accounted for as a single unit for payment application and income recognition purposes. We account for our investments in previously charged-off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts.

We use the cost recovery method for each particular static pool until such time that our experience with that pool will be sufficient to justify use of the interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool’s effective interest rate) based on criteria communicated to us during 2003 by the Staff of the Securities and Exchange Commission (the “SEC”).

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	2006	2005
Unrecovered balance at beginning of period	$16,993	$15,094
Acquisitions of defaulted accounts	35,685	44,762
Cash collections	(74,071)	(79,634)
Accretion of deferred revenue associated with forward flow contract	(12,455)	(5,700)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our consolidated statements of operations)	46,719	48,912
Income recognized on bulk sale of receivables (See Note 5)	—	69,559
Cash collections on bulk sale of receivables (See Note 5)	—	(76,000)

Unrecovered balance at December 31	$12,871	$16,993

Estimated remaining collections (“ERC”)	$62,775	$54,738

In June 2005, our debt collections business sold a significant pool of its previously charged-off receivables. See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract.” Remaining after this sale are the subsidiary’s pools of previously charged-off receivables primarily associated with accounts for which the debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program. Additionally, we expect our debt collections business to continue to acquire for resale under a forward flow contract discussed in Note 5 certain previously charged-off receivables from trusts, the receivables of which are serviced by us, and certain previously charged-off receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies, which constitute the majority of accounts retained after sales under the forward flow contract. We anticipate collecting approximately 41.2% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We purchase these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 15, “Notes Payable and Other Borrowings.” We generally classify our purchased debt and equity securities as trading securities. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	December 31,
	2006	2005
Held to maturity:
Investments in debt securities of equity-method investees	$10,800	$12,039
Trading:
Investments in equity securities	5,211	5,000
Investments in asset-backed securities	125,646	58,360

Total investments in debt and equity securities	$141,657	$75,399

Our investments in asset-backed securities include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities) and CMOs (Collateralized Mortgage Obligations).

U.S. Government Securities Resale Agreements. Our investments in U.S. government securities resale agreements generally consist of contracts to repurchase specific U.S. Treasury Bills of varying maturities at fixed prices within 30 days, subject to renewal. The underlying U.S. Treasury Bills are the same securities included in our other borrowings in U.S. government securities sold not yet purchased included in notes payable and other borrowings in our accompanying consolidated balance sheets. The investment contracts settle at a stated price, whereas the borrowed securities settle at the market price on the date the contracts expire. Certain of our investments in asset-backed securities are subject to changes in value due to changes in market interest rates. We intend for the change in value of the borrowed securities to offset the change in the value of the investments in asset-backed securities, if any, resulting from changes in market interest rates.

Deferred Costs

At various consolidated balance sheet dates, the principal components of deferred costs have included unamortized costs associated with (1) our issuances of Convertible Senior Notes (see Note 16, “Convertible Senior Notes”), (2) a warrant issued to an investor (see Note 4, “Shareholders’ Equity”), (3) certain payments made to third parties related to our credit card receivables securitizations and (4) our receivables origination activities. The deferred costs associated with the Convertible Senior Notes are being amortized into interest expense over the expected life of the instruments, and deferred costs associated with our credit card receivables securitizations are being amortized over the respective lives of the securitization facilities. Direct receivables origination costs are deferred and amortized against credit card fee income on a straight-line basis over the privilege period, which is typically a one-year period.

Software, Furniture, Fixtures and Equipment

We capitalize costs related to internal development and implementation of software used in our operating activities in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs consist almost exclusively of fees paid to third-party consultants to develop code and install and test software specific to our needs and to customize purchased software to maximize its benefit to us. We have focused the majority of these efforts on our proprietary information management system that supports our decision-making function, including targeted marketing, solicitation, application processing, account management and collections activities. Software development, furniture, fixtures, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. We compute depreciation expenses using the straight-line method over the estimated useful lives of our assets, which are approximately 3 years for software and 5 years for furniture, fixtures and equipment. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases. We periodically review these assets to determine if any impairment, other than a temporary impairment, exists. There were no such impairments in the periods presented.

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. We use the equity method for (1) our 61.25% interest in a limited liability company in which we initially invested in 2002 and increased our investment in 2006, (2) our investments in two 33.3%-owned limited liability companies made during the fourth quarter of 2004 and (3) our 47.5% investment in a limited liability company made during the first quarter of 2005. We record our respective interests in the income or loss of such investees within the equity in income of equity-method investees category on our consolidated statements of operations for each period. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees. A $14.0 million investment premium in excess of the underlying equity in the net assets of our 61.25%-owned equity-method investee is being recovered against the earnings of this entity’s underlying assets over their remaining lives.

We evaluate our investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, we evaluate our investments in the equity-method investees for impairment based on our evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If we ever were to determine that the carrying values of our investments in equity-method investees were greater than their fair values, we would write the investments down to their fair values.

Intangibles

We amortize identifiable intangible assets using the straight-line method over their estimated periods of benefit. The estimated benefit periods range from three to five years for non-compete agreements and three to eight years for customer and dealer relationships. For those intangible assets such as trademarks and trade names that were determined to have an indefinite benefit period, no amortization expense is recorded. We periodically (at least annually) evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment. During 2006, we charged off approximately $0.8 million of impaired intangible assets that were originally determined to have an indefinite benefit period.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. During 2006 we recorded a goodwill impairment charge of $10.5 million to report goodwill at its fair value.

Reportable Segments

Based on the requirements set forth by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“Statement No. 131”), we have identified five reportable segments: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance and Other. See Note 3, “Segment Reporting,” for further discussion of these segments.

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains and (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table for the years ended December 31, 2006, 2005 and 2004.

	For the year ended December 31,
	2006	2005	2004
Securitization gains	$6,193	$40,142	$1,651
Income from retained interests in credit card receivables securitized	173,670	73,143	138,213
Fees on securitized receivables	20,369	14,494	18,328

Total fees and related income on securitized earning assets	$200,232	$127,779	$158,192

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the twelve-month cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Asset Securitization above for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interests’ valuations).

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; (3) income associated with the our Fingerhut receivables (see Note 7, “Fingerhut Receivables”) during periods in which we have held them on balance sheet; (4) income associated with our investments in previously charged-off receivables; (5) gain associated with our bulk sale of previously charged-off receivables; (6) transaction and other fees associated with our stored-value card offering; and (7) gains and losses associated with our investments in securities.

Lending fees underlying our retail micro-loan activities include fees earned on loans made by us directly to consumers, servicing fees earned associated with third-party-originated micro-loans and until the occurrence of the FDIC-prompted changes the second quarter of 2006, servicing fees earned from a lending bank associated with our servicing and collection activities for the bank’s originated micro-loans. We recognize (as a component of fees and related income on non-securitized earning assets) the fees we earned on the micro-loans that we make to consumers as the fees are earned—generally over a two-week period. The servicing fees we charge with respect third-party-originated micro-loans are recognized as a component of servicing income on our consolidated statements of operations over the period during which the services are provided or the loans are collected; most of these activities are conducted and give rise to revenue recognition over a two-week period. However, for loans that are not repaid when due, some servicing and collection activities can continue up until the time that the third-party charges off the loans (i.e., up to 90 days). Servicing fees that we previously charged associated with a lending bank’s originated micro-loans were treated similar to our current treatment of servicing fees associated with third-party-originated micro-loans.

As implied above during February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment cash advance and installment micro-loan activities conducted through processing and servicing agents. As a result of this development, our North Carolina subsidiary closed all of its original 52 branch locations and our West Virginia subsidiary closed all of its original 11 branch locations during 2006. However, in our two other affected states, Arkansas and Florida, we began offering loans directly to customers under alternative lending models, in compliance with state regulations and/or licensing requirements.

With a few minor exceptions noted herein, fees associated with our largely fee based credit card offerings to consumers at the lower end of the FICO scoring range are similar in nature and in accounting treatment to those identified in Fees and Related Income on Securitized Earning Assets above. Activation fees and monthly maintenance fees are unique to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Activation fees are recognized over the estimated life of a customer (approximately one year), and monthly maintenance fees are recognized as earned each month.

The components (in thousands) of our fees and related income on non-securitized earning assets for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the year ended December 31,
	2006	2005	2004
Retail micro-loan fees	$97,872	$81,488	$37,485
Fees on non-securitized credit card receivables	436,697	177,521	81,505
Fingerhut receivables while on balance sheet	339	84,745	64,322
Investments in previously charged-off receivables	46,719	48,912	56,723
Gain on bulk sale of previously charged-off receivables (See Note 5, “Sale of Previously Charged-Off Receivables and Forward Flow Contract.”)	—	69,559	—
Other	14,784	15,257	1,949

Total fees and related income on non-securitized earning assets	$596,411	$477,482	$241,984

Ancillary and Interchange Revenues

We offer various fee-based products and services (ancillary products) to our customers, including memberships, insurance products, debt waiver and subscription services. When we market our own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer’s acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When we market products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue. Additionally, we receive a portion of the merchant fee assessed by Visa and MasterCard based on cardholder purchase volumes underlying credit card receivables; we recognize these interchange fees as they are received.

Card and Loan Servicing Expenses

Card and loan servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Card and loan servicing costs also include outsourced collections and customer service expenses. Card and loan servicing costs are expensed when incurred or in the case of prepaid costs, over the respective service periods.

Marketing and Solicitation Expenses

Credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing, postage and Internet marketing fees, are expensed as incurred. See “Deferred Costs” for a discussion of the accounting for costs considered to be direct receivables origination costs.

Income Taxes

We account for income taxes based on the liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“Statement No. 155”). Statement No. 155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“Statement No. 133”), and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“Statement No. 140”). Statement No. 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us beginning January 1, 2007. We currently are evaluating the effects that the adoption of Statement No. 155 could have on our consolidated results of operations, financial position and cash flows, although we do not expect any material effects associated with its adoption. Nevertheless, the standard could affect future income recognition for securitized financial assets because there may be more embedded derivatives identified for which changes in fair value will be recognized in computing net income.

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

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”). Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We will adopt Interpretation No. 48 by adjusting our tax liabilities and retained earnings as of our required January 1, 2007 adoption date. Although we have not yet finalized our evaluation of the impact of this Interpretation on our consolidated financial statements, we anticipate that our adoption of the Interpretation will not have a material affect on our consolidated financial statements and will not result in material adjustments to either our tax liabilities or our retained earnings as of the January 1, 2007 adoption date.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and its related interpretive accounting pronouncements and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning January 1, 2008. Although not reasonably estimable at this time, we currently are evaluating the effects that the adoption of Statement No. 157 could have on our consolidated results of operations, financial position and cash flows.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 states that a registrant should quantify the effect of an error on the financial statements using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108, did not have a material effect on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option For Financial Assets and Liabilities,” (“Statement No. 159”). Statement No. 159 allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted provided a company makes the election to do so within 120 days of to the beginning of the fiscal year of adoption. We currently are evaluating the effects that the adoption of Statement No. 159 could have on our consolidated results of operations, financial position and cash flows.

3.	Segment Reporting

Our segment accounting policies are the same as policies described in Note 2, “Significant Accounting Policies.”

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance; and Other.

Our Credit Cards segment consists of our credit card receivables origination, acquisition and servicing activities, as well as our cash management and investments in debt and equity securities activities. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Because we have not securitized the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, revenues associated with these offerings include interest income (along with late fees), fees and related income. With respect to our securitized credit card receivables (which represent a substantial majority of our receivables), our fees and related income on securitized earning assets within the Credit Cards segment include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) fees and related income. Revenue sources we also include within our Credit Cards segment are servicing income and equity in income of equity-method investees (related only to those equity-method investees who have purchased and securitized credit card receivables portfolios). We earn servicing income from the trusts underlying our credit card receivables securitizations and the credit card receivables securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, the fees and related income on non-securitized earnings assets (which are net of a provision for loan losses) and the income from retained interests in credit card receivables securitized categories.

The Investments in Previously Charged-off Receivables segment consists of our debt collections subsidiary. Through this business, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A significant majority of our acquisitions of previously charged-off credit card receivables have been from the securitization trusts underlying our retained interests investments. Revenues earned in this segment consist of sales under our forward flow contract (see Note 5, “Sale of Previously Charged-Off Receivables and

Forward Flow Contract”), our recognition of deferred revenue under the forward flow contract and revenues earned under our investment in Chapter 13 Bankruptcies and our balance transfer program, all of which are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations. This segment’s results also include the income associated with the Investments in Previously Charged-off Receivables segment’s equity-method investee.

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loans, auto loans, credit cards and other credit products; and (c) money transfer, bill payment and other financial services. Revenues earned within this segment consist of fees and/or servicing revenues and are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations.

For years to which these consolidated financial statements relate, the Auto Finance segment consists of a nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business (our CAR operations), from which CAR purchases auto loans at a discount or for which CAR services auto loans for a fee. CAR generates revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. CAR generally earns discount income over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. In the second quarter of 2006, CAR launched a new product, Dealer Equity Advance Loan (“DEAL”), whereby CAR earns interest income on a loan made directly to the dealer. In the DEAL program, the dealer maintains the responsibility to service the customer accounts securing the loan to the dealer. Also during the second quarter of 2006, CAR launched a contract custodial program to service smaller line of credit loan providers in the markets it services.

The Other segment encompasses various activities that are start-up in nature, which include our stored-value card operations and the associated fee income and servicing expenses and other product offerings that do not individually meet the disclosure criteria of Statement No. 131. These products include merchant credit offerings, other micro-loan offerings marketed principally through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2006	Credit Cards	Investments in Previously Charged- off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$230,417	$—	$—	$48,577	$—	$278,994
Other	17,648	707	—	352	435	19,142

Total interest income	248,065	707	—	48,929	435	298,136
Interest expense	(41,029)	—	(3,001)	(8,145)	(297)	(52,472)

Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	207,036	707	(3,001)	40,784	138	245,664
Fees and related income on non-securitized earning assets	443,845	46,719	97,872	707	7,268	596,411
Provision for loan losses	(483,276)	—	(14,757)	(9,340)	(5,206)	(512,579)

Net interest income, fees and related income on non-securitized earning assets	167,605	47,426	80,114	32,151	2,200	329,496
Other operating income:
Fees and related income on securitized earning assets	200,232	—	—	—	—	200,232
Servicing income	84,024	—	5,993	838	—	90,855
Ancillary and interchange revenues	42,737	556	—	—	25	43,318
Equity in income of equity-method investees	106,911	(28)	—	—	—	106,883

Total other operating income (loss)	433,904	528	5,993	838	25	441,288
Total other operating expense	(408,573)	(17,875)	(96,714)	(28,709)	(38,085)	(589,956)
Minority interests	(13,107)	—	—	—	209	(12,898)

Income (loss) before income taxes	$179,829	$30,079	$(10,607)	$4,280	$(35,651)	$167,930

Securitized earning assets	$801,715	$—	$—	$—	$—	$801,715

Non-securitized earning assets, net	$643,874	$12,871	$82,522	$113,466	$6,088	$858,821

Loans and fees receivable, gross	$760,825	$—	$90,615	$137,169	$8,431	$997,040

Loans and fees receivable, net	$451,640	$—	$82,522	$113,466	$6,088	$653,716

Total assets	$1,674,896	$28,988	$218,809	$157,500	$33,704	$2,113,897

Notes payable	$276,042	$—	$5,000	$75,345	$2,307	$358,694

Year ended December 31, 2005	Credit Cards	Investments in Previously Charged-off Receivables(1)	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$76,799	$—	$—	$36,509	$—	$113,308
Other	11,378	686	—	177	66	12,307

Total interest income	88,177	686	—	36,686	66	125,615
Interest expense	(18,380)	—	(7,874)	(7,563)	(154)	(33,971)

Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	69,797	686	(7,874)	29,123	(88)	91,644
Fees and related income on non-securitized earning assets	269,834	118,471	81,488	52	7,637	477,482
Provision for loan losses	(118,282)	—	(10,467)	(3,723)	(8,188)	(140,660)

Net interest income (expense), fees and related income on non-securitized earning assets	221,349	119,157	63,147	25,452	(639)	428,466
Other operating income:
Fees and related income on securitized earning assets	127,779	—	—	—	—	127,779
Servicing income	119,319	—	23,229	580	—	143,128
Ancillary and interchange revenues	28,954	—	—	—	—	28,954
Equity in income of equity-method investees	41,307	4,320	—	—	—	45,627

Total other operating income	317,359	4,320	23,229	580	—	345,488
Total other operating expense	(325,491)	(31,461)	(76,608)	(19,915)	(37,287)	(490,762)
Minority interests	(13,349)	—	—	—	—	(13,349)

Income (loss) before income taxes	$199,868	$92,016	$9,768	$6,117	$(37,926)	$269,843

Securitized earning assets	$786,983	$—	$—	$—	$—	$786,983

Non-securitized earning assets, net	$280,176	$16,993	$52,001	$118,189	$952	$468,311

Loans and fees receivable, gross	$326,696	$—	$57,806	$144,489	$1,582	$530,573

Loans and fees receivable, net	$204,777	$—	$52,001	$118,189	$952	$375,919

Total assets	$1,405,883	$36,369	$200,579	$159,222	$19,137	$1,821,190

Notes payable	$37,541	$—	$50,300	$77,345	$—	$165,186

(1)	Net interest income, fees and related income on non-securitized earnings assets includes $69.6 million of gain on the bulk sale of previously charged-off receivables. (See Note 5, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)

Year ended December 31, 2004	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$32,671	$—	$—	$—	$—	$32,671
Other	8,009	—	—	—	3	8,012

Total interest income	40,680	—	—	—	3	40,683
Interest expense	(507)	—	(4,127)	—	(95)	(4,729)

Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	40,173	—	(4,127)	—	(92)	35,954
Fees and related income on non-securitized earning assets	145,827	56,723	37,485	—	1,949	241,984
Provision for loan losses	(53,888)	—	(6,515)	—	(1,541)	(61,944)

Net interest income, fees and related income on non-securitized earning assets	132,112	56,723	26,843	—	316	215,994
Other operating income:
Fees and related income on securitized earning assets	158,192	—	—	—	—	158,192
Servicing income	75,418	—	16,879	—	—	92,297
Ancillary and interchange revenues	24,271	—	—	—	—	24,271
Equity in income of equity-method investees	1,987	—	—	—	—	1,987

Total other operating income	259,868	—	16,879	—	—	276,747
Total other operating expense	(212,513)	(39,357)	(37,746)	—	(23,711)	(313,327)
Minority interests	(23,063)	—	—	—	718	(22,345)

Income (loss) before income taxes	$156,404	$17,366	$5,976	$—	$(22,677)	$157,069

Securitized earning assets	$536,718	$—	$—	$—	$—	$536,718

Non-securitized earning assets, net	$115,710	$15,094	$26,783	$—	$843	$158,430

Loans and fees receivable, gross	$106,873	$—	$31,529	$—	$1,232	$139,634

Loans and fees receivable, net	$66,472	$—	$26,783	$—	$800	$94,055

Total assets	$821,967	$16,070	$158,075	$—	$7,414	$1,003,526

Notes payable	$13,574	$—	$68,975	$—	$1,075	$83,624

4.	Shareholders’ Equity

Issuance and Conversion of Preferred Shares

In December 2001, we issued 30,000 shares (aggregate initial liquidation preference of $30 million) of our Series A Preferred Stock and 10,000 shares (aggregate initial liquidation preference of $10 million) of our Series B Preferred Stock in a private placement. Dividends on the preferred stock accumulated at the rate of 10% per annum and were paid quarterly by an increase in the accretive value of the preferred stock. During the fourth quarter of 2004, at our election, all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock.

Treasury Stock

During 2006, our program to repurchase up to 10 million shares of our outstanding common stock expired and our Board of Directors authorized a new program to repurchase up to an additional 10 million shares of our outstanding common stock through June 2008. Under the new plan, we may repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. Our repurchased shares are carried at cost in our accompanying consolidated balance sheets as a reduction in shareholders’ equity. As of December 31, 2006, we had not repurchased any shares under our new plan.

Concurrent with our second quarter of 2005 issuance of $250.0 million of Convertible Senior Notes due 2025 (see Note 16, “Convertible Senior Notes”), we repurchased 2,994,000 shares of our common stock for $100.0 million. An additional 21,395 shares were purchased during 2005 for $0.9 million. During 2004, we repurchased 1,375,000 shares on the open market for $23.9 million. At our discretion, we will use treasury shares to satisfy option exercises and to make restricted stock grants. We use the cost approach when accounting for repurchases and reissuances of our treasury stock. During the 2006, 2005 and 2004 years, 82,060, 477,451 and 333,854 shares, respectively, were reissued from treasury stock in satisfaction of stock option exercises at an approximate cost of $984,000, $2.5 million and $1.7 million, respectively.

Warrants

In connection with a securitization facility into which we entered during the first quarter of 2004, we issued to the investor a warrant to acquire 2.4 million shares of our common stock at an exercise price of $22.45 per share. The costs associated with this warrant were recorded at fair value (approximately $25.6 million determined using the Black-Scholes model) within deferred costs, net, on our consolidated balance sheets, and the initial deferred cost amount was amortized against income from retained interests in credit card receivables securitized (which is a component of fees and related income from securitized earning assets) over the vesting period of the warrant. In 2005, the investor sold one-half of the warrant to a second party, and subsequent to our 2006 year end, all warrant holders had exercised their warrants by paying us an aggregate $53.9 million in exercise price proceeds.

5.	Sale of Previously Charged-Off Receivables and Forward Flow Contract

In June 2005, our debt collections business sold a portfolio of previously charged-off credit card receivables having a face amount of $2.9 billion to Encore and agreed to sell Encore up to $3.25 billion in face amount of the future charged-off credit card receivables at an established price over the following five years under a forward flow contract. As consideration for these transactions, we received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of previously charged-off credit card receivables and $67.0 million of deferred revenue related to the forward flow contract. The sale of the portfolio of previously charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and related income on non-securitized earning assets on our 2005 consolidated statement of operations. Ten million dollars of the $67.0 million in deferred revenue related to the forward flow contract is required to be held in escrow and is included in restricted cash on our consolidated balance sheet; as such, this $10 million will be excluded from income recognition computations until the underlying conditions are satisfied. The remaining $57.0 million of deferred revenue is being recognized into income over the life of the contract as our debt collections business delivers its associated volumes of charged-off credit card receivables to Encore. Based on the forward flow contract, our debt collections business is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the business being required to return a portion of the purchase price related to the forward flow contract. During 2006 and 2005, $12.5 million and $5.7 million, respectively, of deferred revenue associated with the forward flow contract were recognized and accreted into fees and related income on non-securitized earning assets on the accompanying consolidated statements of operations.

6.	Investments in Equity-Method Investees

In January 2005, we purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. A wholly owned subsidiary of ours and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. We account for our investment in this joint venture and other similar investments in existence as of December 31, 2006 and 2005 under the equity method of accounting, and these investments are included in investments in equity-method investees on our consolidated balance sheets.

Transistor Holdings, LLC (“Transistor”) was formed during the fourth quarter of 2004 by two unaffiliated entities and a wholly owned subsidiary of us to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association (“Fleet”). We account for our interest in Transistor using the equity method of accounting. We have a 33.3% interest in Transistor and funded this investment with $48.3 million in cash. Using capital received from us and each of its equal partners in Transistor, as well as the proceeds of a structured financing not qualifying for gain-on-sale securitization accounting, a wholly owned subsidiary of Transistor then purchased the portfolio of credit card receivables from Fleet. These receivables were formerly owned by Circuit City prior to their purchase by Fleet. In the third quarter of 2006, Transistor completed the sale of its credit card receivables pursuant to a Statement No. 140 transfer in exchange for a subordinated interest in a trust, thereby resulting in a securitization gain of $36.2 million, of which 33.3% or $12.1 million is included in our equity in income of equity-method investees.

Under identical ownership to Transistor, Capacitor Holdings, LLC (“Capacitor”) was formed to acquire certain previously charged-off credit card receivables ($353.5 million face amount) owned by Fleet; our share of the capital required for this acquisition was $1.9 million. Capacitor uses a cost-recovery method to account for its investment in these previously charged-off receivables, and we account for our interest in Capacitor using the equity method of accounting.

In July 2002, we purchased our original 50% interest in CSG, LLC (“CSG”) and in July 2006, we purchased an additional 11.25% interest in CSG for $16.5 million, thereby increasing our ownership interest to 61.25%. Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity, and we will continue to account for our CSG investment using the equity method of accounting. We will recover a $14.0 million premium paid for this 11.25% interest against the earnings of CSG’s underlying assets over their remaining lives. During the second quarter of 2005, we made an $11.0 million payment in final settlement of our obligations to a lender that financed our original equity investment in CSG. Under the terms of the original loan agreement, in addition to principal payments to be made, which were completed during the fourth quarter of 2002, the lender was entitled to receive 15% of all future excess cash flows received by us from our investment in CSG. The $11.0 million settlement payment to the lender is included within interest expense in our 2005 consolidated statement of operations; because of this payment, we are entitled to receive 100% of all future excess cash flows attributable to our investment in CSG. CSG resumed such distributions of excess cash flows to its members (including us) during the fourth quarter of 2005.

The following represents condensed results of operations (in thousands) of our equity-method investees as of and for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Securitized earning assets	$168,288	$73,020	$1

Non-securitized earning assets, net	$—	$556,930	$841,917

Total assets	$179,107	$651,402	$893,014

Total liabilities	$10,147	$474,509	$717,718

Members’ capital	$168,960	$176,893	$175,296

	For the year ended December 31,
	2006	2005	2004
Net interest income, fees and related income on non-securitized earning assets	$88,644	$180,040	$31,734

Fees and related income on securitized earning assets	$168,111	$47,411	$—

All other operating income	$184,411	$72,052	$2,355

Net income	$251,594	$112,869	$7,027

7.	Fingerhut Receivables

In July 2002, we completed a transaction with Federated Department Stores, Inc. in which we purchased for $75.2 million plus an assumed $95.8 million servicing liability the retained interests in a trust (“Fingerhut Trust I”) that owned $1.0 billion in face amount of receivables. The receivables included in the trust were those generated by private label revolving credit cards used to purchase items from the Fingerhut catalog.

During the third quarter of 2003, a third party acquired our retained interests in Fingerhut Trust I in exchange for $27.3 million and retained interests in a new trust (“Fingerhut Trust II”), which owned a collateral security interest in Fingerhut Trust I. Income from retained interests in credit card receivables includes $8.7 million of income for 2004 associated with Fingerhut Trust I and/or Fingerhut Trust II.

On August 15, 2004, the remaining debt underlying the Fingerhut Trust II was repaid from cash collections within the trust through July 31, 2004. In accordance with Statement No. 140, we resumed accounting ownership of the Fingerhut receivables at an approximate $0.0 carryover basis corresponding to our then-existing basis in the Fingerhut Trust II retained interests, and as such, the Fingerhut receivables are not reflected within loans and fees receivable, net (or the tables or discussion thereof included herein). Accordingly, all cash collections received on these “de-securitized” Fingerhut receivables subsequent to July 31, 2004 (and prior to a re-securitization of the Fingerhut receivables into “Fingerhut Trust III” in the third quarter of 2005 as discussed below) were recognized into income as fees and related income on our 2004 and 2005 consolidated statements of operations. Total income recognized relating to these cash flows on the de-securitized Fingerhut receivables was $61.3 million and $52.6 million for 2005 and 2004, respectively, such amounts being included as a component of fees and related income on non-securitized earning assets on our 2005 and 2004 consolidated statements of operations.

Our original servicing liability associated with Fingerhut Trust I was converted into a deferred gain upon the third quarter of 2003 Fingerhut retained interests exchange; this deferred gain balance was netted against retained interests in credit card receivables securitized in prior periods. Because of the de-securitization of the Fingerhut receivables during the third quarter of 2004, the deferred gain is presented as a component of deferred revenue on our consolidated balance sheet as of December 31, 2004. This deferred gain was accreted into fees and related income on non-securitized earning assets in our consolidated statements of operations in a manner that corresponded with actual and anticipated cash collections on the de-securitized Fingerhut receivables; the income associated with accretion of this deferred gain totaled $23.4 million and $11.7 million for 2005 and 2004, respectively.

In September 2005, we sold our Fingerhut receivables to Fingerhut Trust III pursuant to a Statement No. 140 transfer in exchange for a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $31.6 million. Because the fees earned by us for servicing the Fingerhut Trust III receivables did not represent adequate compensation for servicing, we recorded a servicing liability associated with our servicing obligation. During the fourth quarter, the debt underlying the Fingerhut Trust III was repaid, and as a result, the remaining assets underlying Fingerhut Trust III were brought on to our consolidated balance sheet at $18.4 million. We have included these credit card receivables as a component of loans and fees receivable, net on our accompanying consolidated balance sheet as of December 31, 2006, with related income on the receivables included in the accompanying 2006 consolidated statement of operations.

8.	Credit Card Receivables Acquisitions

In January 2005, one of our majority-owned subsidiaries purchased $72.1 million (face amount) in credit card receivables for $42.0 million, including transaction costs. These receivables were then transferred to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $1.6 million. To fund this purchase, we contributed $2.0 million into our majority-owned subsidiary. The assets and liabilities of the majority-owned subsidiary, and its associated earnings from operations, are presented as part of our consolidated financial statements with a minority interest being shown to reflect an unaffiliated investor’s portion of the operations. The minority interest associated with this subsidiary is not shown net of tax because the subsidiary is a pass-through entity for income tax purposes. For a fee that represents adequate compensation for servicing, we have agreed to service the entire portfolio of credit card receivables underlying the trust.

See separately the discussion of credit card receivables acquired by our equity-method investees in Note 6, “Investments in Equity-Method Investees.”

9.	Retail Micro-Loans Acquisitions

During the second quarter of 2004, we acquired substantially all of the assets of First American, a complementary sub-prime lender, for $108.9 million, including transaction costs and assumed liabilities. With over 300 retail branch locations at the time of acquisition, First American’s operations and footprint served as the principal platform for our retail micro-loan activities. During the third quarter of 2004, we acquired another complementary sub-prime lender, Venture Services, for $33.9 million, including transaction costs and assumed liabilities. The acquisition of Venture Services added 166 retail branch locations to our retail micro-loan base. During the first quarter of 2005, we paid $11.9 million, including transaction costs and assumed liabilities, for 39 additional retail branch locations (and other underlying assets) in the State of Ohio. The results of all of these acquisitions (the “Retail Micro-Loans Acquisitions”) are included in our consolidated statements of operations since their respective acquisition dates.

We financed our Retail Micro-Loans Acquisitions with an aggregate of $79.7 million of cash and $75.0 million of third-party debt financing. We structured the Retail Micro-Loans Acquisitions through a subsidiary, which serves as a holding company for several separate subsidiaries supporting these operations. These acquisitions were part of our strategic plan to expand and diversify into other sub-prime asset classes and markets; as such, the purchase prices reflected our estimate of fair value, which included our assessment of the cost associated with acquiring established entities in this market versus the cost of new entry.

Subsequent to the acquisitions (with the exception of the relatively less significant acquisition of 39 retail branch locations and other underlying assets in Ohio), in support of our internal valuations and purchase price allocations under Statement of Financial Accounting Standards No. 141, Business Combinations, (“Statement No. 141”), we contracted with a third-party valuation specialist to prepare a valuation analysis and report on the fair value of the intangible assets. Both we and the third-party specialist used an income approach to estimate the fair value of the related intangible assets. In addition, the third-party valuation specialist provided us with a report supporting our estimates of the useful lives of the related intangible assets.

The following table summarizes (in millions) the final purchase price allocations for the Retail Micro-Loans Acquisitions:

	Dollars	Amortization Period
Purchase price	$154.7
Property and equipment	(7.6)
Working capital (including loans purchased)	(25.5)
Customer relationships	(5.9)	3 years
Non-compete agreement	(3.0)	3 to 5 years
Trademarks and trade names	(4.1)	Indefinite life
Goodwill	$(108.6)

Amortization related to the intangible assets within the above table totaled $3.0 million, $2.9 million and $1.3 million for 2006, 2005 and 2004, respectively. In addition, during 2006, we wrote off approximately $10.5 million of impaired goodwill and $0.8 million of other impaired intangible assets that were originally determined to have an indefinite benefit period.

10.	Auto Finance Acquisition

On April 1, 2005, we acquired Wells Fargo Financial’s “Consumer Auto Receivables” (“CAR”) business unit. This acquisition included all of CAR’s assets, business operations and employees for $121.5 million, including transaction costs. The acquisition was financed using $88.2 million in third-party debt (see Note 15, “Notes Payable and Other Borrowings”), with the remainder in cash. At the acquisition date, Consumer Auto Receivables had $128.9 million auto-finance-related receivables (at face, net of unearned discounts) and operated in thirty-eight states through its twelve branches, three regional processing centers and national collection center at its Lake Mary, Florida headquarters. The business had approximately 300 employees. The post-acquisition date results of operations of the auto finance business are included in our 2006 and 2005 consolidated statements of operations, and the auto finance business is treated as a separate segment as discussed in Note 3, “Segment Reporting.” This acquisition was part of our strategic plan to expand and diversify into other sub-prime asset classes and markets; as such the purchase price reflected our estimate of fair value, which included our assessment of the cost associated with acquiring an established entity in this market versus the cost of new entry.

Subsequent to our acquisition of CAR, in support of our internal valuations and purchase price allocations under Statement No. 141, we contracted with a third-party valuation specialist to prepare a valuation analysis and report on the fair value of the intangible assets. Both we and the third-party specialist used an income approach to estimate the fair value of the related intangible assets. In addition, the third-party valuation specialist provided us with a report supporting our estimates of the useful lives of the related intangible assets.

The following table summarizes (in millions) the final purchase price allocations for the CAR acquisition:

	Dollars	Amortization Period
Purchase price	$121.5
Property and equipment	(0.6)
Working capital (including loans purchased)	(93.2)
Dealer relationships	(5.5)	8 years
Goodwill	$(22.2)

Amortization related to the intangible assets within the above table totaled $0.7 million and $0.5 million for 2006 and 2005, respectively.

11.	Goodwill and Intangible Assets

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

During February 2006, we learned from our principal Retail Micro-Loans segment bank partner that the FDIC had effectively asked insured financial institutions to cease cash advance deferred-presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities directly affected our micro-loan subsidiaries’ ability to continue operating as a processing and servicing agent for the bank in four states. In response to the FDIC’s actions, our subsidiaries began, in February, to evaluate strategic alternatives within theses states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing the branch locations within the four affected states. As a result of these events, we conducted an assessment of the fair value of our Retail Micro-Loans segment using, in accordance with Statement No. 142, a combination of the expected present value of future cash flows associated with the business (as adjusted for the adverse effects of the February 2006 FDIC development) and prices of comparable businesses. Based on this assessment, we recorded during the first quarter of 2006 a goodwill impairment charge of $10.5 million to reduce goodwill to its fair value.

Changes (in thousands) in the carrying amount of goodwill for 2006 and 2005 by reportable segment are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2004	$100,552	$—	$—	$100,552
Goodwill acquired during the year	7,949	22,160	139	30,248

Balance as of December 31, 2005	108,501	22,160	139	130,800
Impairment loss	(10,546)	—	—	(10,546)
Purchase accounting adjustments during the year	—	—	(139)	(139)

Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115

Intangible Assets

At December 31, 2006 and 2005, we had $3.2 million and $4.1 million, respectively, of intangible assets that were determined to have an indefinite benefit period. During the second quarter of 2006, we charged off approximately $0.8 million of impaired intangible assets that were originally determined to have an indefinite benefit period.

As part of our preliminary purchase price allocation for the purchase of the then remaining minority interest in our merchant credit subsidiary, Cards, LLC, in August 2006, we recorded $3.6 million of intangible assets subject to amortization related to customer relationships and intellectual property. The net unamortized carrying amount of intangible assets subject to amortization was $9.1 million and $9.6 million as of December 31, 2006 and 2005, respectively.

Intangible asset-related amortization expense, including the approximately $0.8 million impairment charge in 2006, was $5.0 million, $3.4 million and $1.3 million during 2006, 2005 and 2004, respectively.

Estimated future amortization expense (in thousands) associated with intangible assets is as follows:

2007	$3,462
2008	1,984
2009	1,436
2010	688
2011	688
Thereafter	859

Total	$9,117

12.	Off-Balance-Sheet Arrangements

With the exception of our credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, our Fingerhut Trust III desecuritization and accounts participating in or acquired in connection with our debt collection subsidiary’s balance transfer program, we securitize substantially all of our credit card receivables originated on a daily basis under our third-party financial institution relationships (the “originated portfolio”). We transfer these securitized credit card receivables to a master trust, which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, in various prior year transactions, the latest of which was during the first quarter of 2005, we have acquired receivables from third parties and subsequently securitized them. (See Note 8, “Credit Card Receivables Acquisitions.”)

Our only interest in the credit card receivables we securitize is in the form of retained interests in the securitization trusts. GAAP requires us to treat our transfers to the securitization trusts as sales and to remove the receivables from our consolidated balance sheets. Under Statement No. 140, an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes (in thousands) our securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the year ended December 31,
	2006	2005	2004
Gross amount of receivables securitized at year end	$1,623,822	$1,668,022	$1,654,285

Proceeds from collections reinvested in revolving-period securitizations	$1,142,927	$1,060,421	$924,783

Excess cash flows received on retained interests	$254,514	$239,399	$221,118

Securitization gains	$6,193	$40,142	$1,651
Income from retained interests in credit card receivables securitized	173,670	73,143	138,213
Fees on securitized receivables	20,369	14,494	18,328

Total fees and related income on securitized earning assets	$200,232	$127,779	$158,192

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

Generally, we include all collections received from the cardholders underlying each securitization in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from those cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that become due and payable and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheet, and because we classify them as trading securities, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	December 31,
	2006	2005
Interest only (“I/O”) strip	$81,129	$70,843
Accrued interest and fees	15,976	13,412
Servicing liability	(8,838)	(583)
Amounts due from securitization	8,738	8,965
Fair value of retained interests	704,710	694,346

Securitized earning assets	$801,715	$786,983

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

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	December 31,
	2006	2005	2004
Net collected yield (annualized)	26.2%	29.8%	29.4%
Payment rate (monthly)	6.7	6.7	6.3
Expected principal credit loss rate (annualized)	9.3	14.2	13.7
Residual cash flows discount rate	16.9	13.6	17.4
Servicing liability discount rate	14.0	14.0	14.0

During the third quarter of 2006, we re-aligned our net collected yield and expected principal credit loss rate assumptions to better reflect the specific categories of expected returns on our retained interests. In prior periods, these two assumptions represented gross billed yield (exclusive of certain fees earned on securitized receivables) and expected credit loss rates (which were inclusive of expected losses of both billed yield and principal), respectively. Accordingly, the effects of this re-alignment were to reduce the yield used in our Statement No. 140 models to reflect only those cash flows associated with yield that we expect to collect, as well as to correspondingly reduce our expected credit loss rate to reflect only the principal losses we expect to incur. These generally offsetting changes in our assumptions (when netted with similar changes made by our 47.5%-owned equity-method investee) contributed $4.4 million to our after-tax net income. The slight variability in the residual cash flows discount rates reflects increases throughout 2006 in the LIBOR interest rate index underlying our asset-backed securitization facilities and those in the market generally, continued tightening of spreads above LIBOR interest indices that we and others have experienced with respect to asset-backed securitization debt and some modest fluctuations in collateral enhancement levels over the past year (e.g., higher excess collateral within our securitization trusts at December 31, 2005 than at December 31, 2006). Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures. Relative to December 31, 2004, we are now intentionally and significantly over collateralized, thereby resulting in a lower than historically normal residual cash flows discount rate; investors today would require a much reduced investment return on the retained interests within our originated portfolio master trust because of its currently over collateralized position.

The following illustrates the hypothetical effect on the December 31, 2006 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit card Receivables
Net collected yield (annualized)	26.2%
Impact on fair value of 10% adverse change	$(23,482)
Impact on fair value of 20% adverse change	$(46,939)
Payment rate (monthly)	6.7%
Impact on fair value of 10% adverse change	$(2,666)
Impact on fair value of 20% adverse change	$(5,705)
Expected principal credit loss rate (annualized)	9.3%
Impact on fair value of 10% adverse change	$(9,051)
Impact on fair value of 20% adverse change	$(18,101)
Residual cash flows discount rate	16.9%
Impact on fair value of 10% adverse change	$(4,408)
Impact on fair value of 20% adverse change	$(8,727)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(49)
Impact on fair value of 20% adverse change	$(99)

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

	December 31,
	2006	2005
Total managed principal balance	$1,468,533	$1,522,285
Total managed finance charge and fee balance	155,289	145,737

Total managed receivables	$1,623,822	$1,668,022

Receivables delinquent—60 or more days	$165,555	$128,706

Net charge offs during each year	$143,727	$187,964

13.	Software, Furniture, Fixtures and Equipment

Software, furniture, fixtures and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Software	$85,089	$60,545
Furniture and fixtures	14,029	11,287
Data processing and telephone equipment	58,434	42,445
Leasehold improvements	18,716	14,960

Total cost	176,268	129,237
Less accumulated depreciation	(112,282)	(80,854)

Software, furniture, fixtures and equipment, net	$63,986	$48,383

As of December 31, 2006, the weighted-average remaining depreciable life of our software, furniture, fixtures and equipment was 2.1 years.

14.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $21.1 million, $18.9 million and $10.6 million for 2006, 2005 and 2004, respectively. During the fourth quarter of 2006, we entered into a 15-year lease for 411,125 square feet which will be used to relocate our corporate offices and certain Atlanta-based call center offices. Construction of the new space began in January 2007, and we will begin moving in June 2007. As of December 31, 2006, we had received and recorded $6.0 million of a $21.2 million of construction allowance for the build-out of our new corporate offices. The construction allowance will be amortized as a reduction of rent expense over the term of the lease. As of December 31, 2006 the future minimum rental commitments for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows (in thousands):

	Gross	Sub-lease Income	Net
2007	$19,431	$(216)	$19,215
2008	24,062	(221)	23,841
2009	20,207	(227)	19,980
2010	17,897	(233)	17,664
2011	14,652	(138)	14,514
Thereafter	116,018	—	116,018

Total	$212,267	$(1,035)	$211,232

In addition, we lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2006, the future minimum commitments for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows (in thousands):

2007	$8,369
2008	6,841
2009	1,276

$16,486

15.	Notes Payable and Other Borrowings

Notes payable and other borrowings consists of the following (in thousands) as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Notes payable:
Structured financing within our Credit Cards Segment, average rate of 7.09%, payable through 2008	$150,000	$—
Retail Micro-Loans Segment:
Term Loan A, rate of 8.5%, payable through 2006	—	20,000
Term Loan B, rate of 13.55%, payable through 2006	—	20,000
Seller Note, rate of 10%, payable through 2007	5,000	5,000
Revolving Credit Facility, rate of 7.25%, payable through 2006	—	5,300
Structured financing within our Auto Finance segment, average rate of 9.34% at December 31, 2006 and 8.4% at December 31, 2005, payable through 2007	75,345	77,345
Margin loans to fund investments in debt securities	—	32,812
Note payable to Cards, Inc, rate of 0%, payable through 2007	800	—
Vendor-financed software and equipment acquisitions, rates from 2% to 7% at December 31, 2006 and 3% to 7% at December 31, 2005, payable to 2008 through 2009	16,486	4,729
Repurchase agreements, average rate at December 31, 2006 of 6.0%, payable through 2007	61,698	—

Total notes payable	309,329	165,186
Other borrowings:
U.S. government securities sold not yet purchased, average rate at December 2006 of 5.1%, payable through 2016	49,365	—

Total notes payable and other borrowings	$358,694	$165,186

The scheduled maturities of our notes payable and other borrowings are $151.2 million in 2007, $180.8 million in 2008, $7.3 million in 2009, zero in 2010, $16.4 million in 2011 and $3.0 thereafter.

In March 2006, we completed a structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. In September, we increased the size of this facility to $350.0 million, improved advance rates and pricing, as well as extended the maturity to March 2008. This $350.0 million debt facility is recourse only to the underlying credit card receivables that serve as security for the facility. As of December 31, 2006, $150.0 million was outstanding under this debt facility as noted in the above table.

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

The repurchase agreements relate to our investments in debt securities, are made through a wholly owned subsidiary and are recourse only to the specific debt security investments underlying each individual repurchase agreement.

We are in compliance with the covenants underlying all of our various notes payable and debt facilities.

16.	Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% Convertible Senior Notes due 2025 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets.

During certain periods and subject to certain conditions, the $250.0 million of notes will be convertible by holders into cash and, if applicable, shares of our common stock at an initial effective conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 23.0309 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation should it arise. We may redeem the notes at our election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events. Beginning with the six-month period commencing on May 30, 2012, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level.

5.875% Convertible Senior Notes Due 2035

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2035 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets.

During certain periods and subject to certain conditions, the $300.0 million of notes will be convertible by holders into cash and, if applicable, shares of our common stock at an initial effective conversion rate of 18.9265 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $52.84 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 18.9265 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% Convertible Senior Notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the 2035 Convertible Senior Notes offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock in exchange for a loan fee of $0.001 per share. BSIL is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events. BSIL has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our Convertible Senior Notes by the holders thereof or for such other purpose as reasonably determined by us.

We analogize the share lending agreement to a prepaid forward flow contract, which we have evaluated under the guidance of Statement No. 133. We determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The net effect on shareholders’ equity of the shares lent pursuant to the share lending agreement, which includes our requirement to lend the shares and the counterparties’ requirement to return the shares, is the fee received upon our lending of the shares.

Under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”), entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted net income per common share. While the share lending agreement does not provide for cash settlement, it does require physical settlement (i.e., the shares must be returned to us by the end of the arrangement). As such, we have applied the guidance in Statement No. 150 so that the prepaid forward contract represented by the share lending agreement results in a reduction in the number of outstanding shares used to calculate basic and diluted net income per common share. Consequently, the 5,677,950 shares of common stock subject to the share lending agreement are excluded from our net income per common share calculations.

17.	Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $2.0 billion at December 31, 2006 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through majority-owned subsidiaries and equity-method investees, we have entered into guarantee agreements whereby we have agreed to guarantee the purchase of additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our majority-owned subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2006, none of our majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of December 31, 2006, the maximum amount of our collective guarantees related to all of these majority-owned subsidiaries and equity-method investees was $370.1 million. In general, this aggregate contingency amount will decline as the amounts of credit available to cardholders for future purchases declines. The portfolios of all these majority-owned subsidiaries and equity-method investees have declined and we expect them to continue to decline as we expect payments to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees, but we will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $95.8 million. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $11.7 million as of December 31, 2006. Our other third-party originating financial institution relationships require similar arrangements. In aggregate, the total interests pledged for these additional third-party originating financial institutions relationships were $10.3 million as of December 31, 2006.

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

In light of the nature of our business—providing credit to underserved and un-banked consumers—regulatory reviews by state and federal authorities are common. For instance, In June 2006, we entered into an assurance agreement with the New York Attorney General to resolve his investigation into our marketing and other materials and our servicing and collection practices. Pursuant to this agreement, we agreed to pay a $0.5 million civil penalty to the State of New York and to refund certain fees to New York cardholders in recognition that New York has a unique statute (New York Personal Property Law Section 413) relating to, among other things, the opening of credit card accounts. We completed these refunds in 2006, generally by providing credits to the affected consumers’ accounts. Some of these credits related to revenues that were deferred on our consolidated balance sheet, some of these credits related to credit card receivables that were charged off in amounts in excess of the credits provided, and some of these credits were charged against our allowance for uncollectible loans and fees receivable. In the fourth quarter of 2005, we accrued a $3.2 million liability, which reflected our estimate at that time of the probable remaining liability after the offsets described above. Additionally, we accrued during the second quarter of 2006 another $1.8 million, thereby bringing our total accrued liability to $5.0 million as of June 30, 2006; we experienced no material variance against this liability when it was relieved during the latter half of 2006 through our providing the agreed-upon credits to our customers.

Also in June 2006, the FDIC commenced an investigation of the policies, practices and procedures used in connection with our longest standing third-party credit card originating financial institution relationship. In December 2006, the Federal Trade Commission (the “FTC”) commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of various types of fees to affected customers and the payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations or business position and consolidated financial statements. However, we believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we intend to vigorously contest the limitations and other proposals of the FDIC and FTC.

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced micro-loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of December 31, 2006 we had paid claims submitted by Maverick of $1.6 million against this indemnification obligation. Additionally, we have accrued $0.2 million against this indemnification obligation as of December 31, 2006—an amount we believe to be appropriate to cover additional indemnification claims expected in the future.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of December 31, 2006, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (initial term expiring January 2008) and a one-year conduit securitization facility with renewal options (initial term expiring September 2007) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014); and a multi-year variable funding securitization facility issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively (expiring September 2014). While we have never triggered an early amortization within any of the series underlying our arranged securitization facilities and do not believe that we will, we may trigger an early amortization of one or more of the outstanding series within our securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity.

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

18.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, such temporary differences representing those differences between amounts reported for financial reporting purposes and amounts used for income tax purposes.

The current and deferred portions of federal and state income tax expense (in thousands) are as follows:

	For the year ended December 31,
	2006	2005	2004
Federal income tax expense:
Current tax expense	$27,241	$97,835	$60,875
Deferred tax expense (benefit)	32,881	(866)	(5,133)

Total federal income tax expense	60,122	96,969	55,742

State and other income tax expense:
Current tax expense	152	1,046	664
Deferred tax expense (benefit)	181	478	(56)

Total state and other income tax expense	333	1,524	608

Total income tax expense	$60,455	$98,493	$56,350

Income tax expense in 2006, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal income tax rate to pretax income from operations principally as a result of certain of our operations now being subject to various state income taxes. The following table reconciles our effective tax rate to the federal statutory rate:

	For the year ended December 31,
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
Increase in income taxes resulting from:
State and other income taxes and other differences, net	1.0	1.5	0.9

Effective tax rate	36.0%	36.5%	35.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax (liabilities) assets:
Prepaid expenses	$(1,809)	$(2,425)
Software development costs/fixed assets	736	(1,630)
Securitization-related income	(178,375)	(99,971)
Equity in income of equity-method investees	11,998	26,806
Goodwill and intangible assets	(1,026)	(2,965)
Deferred costs	383	(146)
Warrants	9,048	8,704
Mark-to-market	2,121	(2,204)
Interest on debentures	(11,987)	(3,306)
Provision for loan loss	74,699	24,615
Other	9,783	1,155

Net deferred tax liability	$(84,429)	$(51,367)

The amounts reflected in the above table are net of a valuation allowance of $40.0 million and $31.6 million at December 31, 2006 and 2005, respectively, which represents a provision for uncertainty as to the realization of net operating losses in certain state tax jurisdictions. Because the entity that generated these net operating losses has never generated a profit that is subject to tax in these state tax jurisdictions during the 10-year history of its operations and is not expected for the foreseeable future to generate a profit that is subject to tax in these state tax jurisdictions, it is more likely than not that these net operating losses will never be utilized to reduce future state tax liabilities in these jurisdictions. There are no other net operating loss carry forwards other than these described herein

19.	Net Income Per Common Share

The following table sets forth the computation of net income per common share (in thousands, except per share data):

	For the year ended December 31,
	2006	2005	2004
Numerator:
Net income	$107,475	$171,350	$100,719
Preferred stock dividends	—	—	(4,404)

Income attributable to common shareholders	$107,475	$171,350	$96,315

Denominator:
Basic (weighted-average shares outstanding)	48,734	49,574	51,230
Effect of dilutive stock options and warrants	1,604	1,654	869

Diluted (adjusted weighted-average shares)	50,338	51,228	52,099

Net income per common share—basic	$2.21	$3.46	$1.97

Net income per common share—diluted	$2.14	$3.34	$1.93

As mentioned in Note 4, “Shareholders’ Equity,” during the fourth quarter of 2004, all remaining outstanding shares of the Series A and Series B Preferred Stock were converted into approximately 5.2 million shares of common stock. We have included these 5.2 million shares of common stock in weighted-average shares outstanding in the above computations (i.e., at appropriate as-if-converted levels) for 2004. Our 2006 adoption of the modified prospective application of stock option expensing under Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” (“Statement No. 123(R)”), affects the above year-over-year comparison of net income per common share. See Note 20, “Stock-Based Compensation,” however, for a pro–forma presentation of net income per share for 2005 and 2004.

Excluded from the 2006, 2005 and 2004 net income per common share calculations are 520,000, 26,000 and 224,000 of stock options as their effects were anti-dilutive. Also excluded from the 2006, 2005 and 2004 net income per common share calculations are 5,677,950 shares associated with our share lending agreement discussed in Note 16, “Convertible Senior Notes.”

For the years ended December 31, 2006 and 2005, under the guidance of Emerging Issues Task Force 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no shares potentially issuable and thus includible in the diluted net income per common share calculation under our 3.625% Convertible Senior Notes due 2025 issued in May 2005 and 5.875% Convertible Senior Notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $43.42 and $52.83 conversion prices for the May 2005 and November 2005 Convertible Senior Notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 Convertible Senior Notes is approximately 5.8 million and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 16, “Convertible Senior Notes,” for a further discussion of these convertible securities.

20.	Stock-Based Compensation

As of December 31, 2006, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

Under our three stock option plans, the 1998 Plan, the 2000 Plan and the 2003 Plan (collectively, “the Plans”), we may grant shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 3 years. The majority of the options vest ratably over three years. The maximum number of shares of common stock that may be issued pursuant to options granted under the Plans is 3,600,000. As of December 31, 2006, options with respect to a total of 2,582,893 shares had been granted under the Plans.

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective application. During 2006 we expensed compensation costs of $1,715,000 related to our stock option plans and recognized income tax benefits within additional paid-in capital of $230,000 related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table presents the effects on net income (in thousands) and net income per common share if we had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

	For the year ended December 31,
	2005	2004
Net income attributable to common shareholders, as reported	$171,350	$96,315
Stock-based employee compensation expense determined under fair value basis, net of tax	(754)	(716)

Pro-forma net income	$170,596	$95,599

Net income per common share:
Basic—as reported	$3.46	$1.97
Basic—pro-forma	$3.44	$1.95
Diluted—as reported	$3.34	$1.93
Diluted—pro-forma	$3.33	$1.92

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on our results of operations.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of December 31, 2006:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	341,200
2000 Stock Option Plan	1,200,000	92,911	167,859
2003 Stock Option Plan	1,200,000	616,915	570,830

Information related to options outstanding under the Plans is as follows:

	For the year ended December 31,
	2005		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,337,706	$11.96	1,832,164	$11.28
Granted	—	—	104,000	20.65
Exercised	(492,884)	8.08	(413,323)	8.06
Cancelled/Forfeited	(189,434)	35.84	(185,135)	18.87

Outstanding at end of year	655,388	$9.44	1,337,706	$11.96

	For the year ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2006	655,388	$9.44
Granted	500,000	40.99
Exercised	(74,550)	10.69
Cancelled/Forfeited	(949)	11.38

Outstanding at December 31, 2006	1,079,889	$23.96	3.59	$17,118,225

Exercisable at December 31, 2006	568,311	$9.07	1.19	$17,467,667

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Remaining Average Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 – $12.00	472,892	1.0	$5.74	472,892	$5.74
$12.01 – $25.00	86,997	2.0	19.36	75,419	19.41
$25.01 – $50.00	520,000	6.3	41.30	20,000	49.00

	1,079,889	3.59	$23.96	568,311	$9.07

As of December 31, 2006, our deferred compensation costs associated with non-vested stock options were $7.4 million. We received approximately $716,000 in cash proceeds from stock option exercises during 2006.

We estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below. We did not grant any options during 2005.

Assumptions	2006	2004
Fair value per share	$16.34	$14.28
Dividend yield	—	—
Volatility factors of expected market price of stock(1)	30%	86.6%
Risk-free interest rate	5.0%	5.0%
Expected option term (in years)	6.0	5.0

(1)	In 2006, we began using the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption. Previously, we based expected volatility on historical stock price observations.

Restricted Share Awards

During the quarter ended December 31, 2002, we granted 250,000 shares of restricted stock to certain employees. On the date of grant, the fair market value of the restricted shares issued in 2002 was recorded as deferred compensation and is included in the additional paid in capital component of consolidated shareholders’ equity (net of amortization) as of the close of each year. We have employed similar accounting for restricted shares issued during 2006, 2005 and 2004 under our 2004 Restricted Stock Plan. During 2006 we granted 391,116 shares of restricted stock under our 2004 Restricted Stock Plan with a fair value of $15.8 million. Included within these grant amounts are 250,000 shares with a fair value of $10.2 million that we issued to our President. We granted 243,407 shares and 34,500 shares, with fair values of $7.5 million and $785,000, for the years ended 2005 and 2004, respectively.

Our issued restricted shares generally vest over a range of 24 to 36 months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. Deferred compensation associated with these grants is included in the additional paid in capital as a component of total shareholders’ equity on our accompanying consolidated balance sheets.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. During 2006 we issued shares in subsidiaries resulting in deferred compensation of $3.0 million. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period was 4.2 years as of December 31, 2006.

21.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our employees. All full time employees are eligible to participate in the 401(k) plan. The 401(k) plan provides for a matching contribution by us, which amounted to $0.5 million in 2006 and $0.4 million per year in 2005 and 2004.

We also have an Employee Stock Purchase Plan (“ESPP”). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to the greater of 100% of their annual wages or the equivalent of $10,000 fair market value of our common stock withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.6 million to purchase 19,382 shares of common stock in 2006, $0.5 million to purchase 18,143 shares of common stock in 2005 and $0.4 million to purchase 23,293 shares of common stock in 2004 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $88,000, $69,000 and $60,000 in 2006, 2005 and 2004, respectively.

22.	Related Party Transactions

The Series A Preferred Stock that was issued in December 2001 was issued to a group of investors that included J.P. Morgan Corsair II Capital Partners, L.P. and Paladin Capital Partners Fund, L.P. (“Paladin”). J.P. Morgan Corsair II Capital Partners is a holder of greater than 5% of our outstanding common stock. We issued 4,808 shares of Series A Preferred Stock to Paladin for an aggregate purchase price of $4.8 million. In addition to the preferred stock investment noted above, during the fourth quarter of 2001, Paladin purchased, for $20.0 million, $27.0 million of notes (at face) issued out of our originated portfolio master trust, notes which prior to Paladin’s purchase we classified as retained interests in credit card receivables securitized. Paladin is an affiliate of an entity controlled by Mr. Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. During 2003, Paladin converted its preferred stock and subsequently sold its shares to a third party. Further, the originated portfolio master trust notes that Paladin acquired in 2001 were repaid during 2003.

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

Under a shareholders agreement into which we entered with David G. Hanna, Frank J. Hanna, III, Richard R. House, Jr. (our President), Richard W. Gilbert (our Chief Operating Officer and Vice Chairman) and certain trusts that were or are affiliates of the Hanna’s following our initial public offering (1) if one or more of the shareholders accepts a bona fide offer from a third party to purchase more than 50% of the outstanding common stock, each of the other shareholders that are a party to the agreement may elect to sell their shares to the purchaser on the same terms and conditions, and (2) if shareholders that are a party to the agreement owning more than 50% of the common stock propose to transfer all of their shares to a third party, then such transferring shareholders may require the other shareholders that are a party to the agreement to sell all of the shares owned by them to the proposed transferee on the same terms and conditions.

Richard R. House, Jr. and Richard W. Gilbert each indirectly owned 9.5% of VSI, the third-party developer of our database management system prior to the sale of VSI in 2004 to an unaffiliated third party. During 2006, 2005 and 2004, we paid $8.4 million, $6.1 million and $6.7 million, respectively, to VSI and its subsidiaries for software development, account origination and consulting services. During 2001, we loaned a subsidiary of VSI $1.0 million for working capital and general corporate purposes. This loan was repaid by VSI during 2003. Under the terms of the VSI sale agreement, Mr. House and Mr. Gilbert are entitled to receive earn-out payments based on VSI gross revenue increases in 2004, 2005 and 2006, when compared to the prior year. Mr. House and Mr. Gilbert received earn-out payments of $146,000 and $79,000 each during 2005and 2006, respectively.

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., for $24.19 per square foot. Frank J. Hanna, Jr. is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate is the same as the rate that we pay on the prime lease. Total rent for the sublease was $0.2 million in each of the years 2006, 2005 and 2004. Additionally, an entity formerly owned by Frank J. Hanna, Jr. provided certain collection services to us for which we paid $0.3 million (the market rate) during 2004 while this entity was under the ownership and control of Frank J. Hanna, Jr. Another entity currently owned by Frank J. Hanna, Jr. previously rented us a plane for business usage at market rates for which we paid $0.5 million in 2004.

We have been a long-term contributor to the Solidarity School, a philanthropically-funded grade school program serving the children of Hispanic immigrant families. A substantial portion of the our contributions to the Solidarity School have been funded by proceeds from our Aspiré a Mas credit card, one of our credit card offerings marketed primarily to the Hispanic community and some offerings of which have contained our promise that at least 1% of cardholder purchases will be reinvested in the Hispanic community through contributions to qualifying charitable organizations (which include the Solidarity School). The 2006 contribution was approximately $0.8 million, which was higher than prior donations due to our pledge to assist the school in the expansion of its educational facilities. David G. Hanna (our Chief Executive Officer and Chairman of the Board of Directors) and Frank J. Hanna, III (a member of our Board of Directors) are both members of the board of directors of the Solidarity School and, consistent with prior philanthropic activities, Frank J. Hanna, III also has personally guaranteed the mortgage on the school’s facility. Historically we have made charitable contributions to a variety of worthy causes and we expect to continue to support the Solidarity School and other organizations that are aimed at helping others through social, educational and spiritual means.

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of December 31, 2006 we have paid claims submitted by Maverick of $1.6 million against this accrued indemnification liability. At December 31, 2006 the remaining accrued liability was $215,000, which we believe to be appropriate to cover additional indemnification claims expected in the future.

According to filings with the SEC, John Devaney is the beneficial owner of 5,364,028 shares of our common stock as of December 31, 2006 and also is the CEO and, indirectly, sole shareholder of United Capital Asset Management LLC (“UCAM”).

On September 1, 2006, we entered into a Managed Account Agreement with UCAM, pursuant to which UCAM provides us investment advice and otherwise manages certain funds. The Managed Account Agreement has a three-year term, but generally is terminable on 30 days notice. Under the Managed Account Agreement, UCAM receives (i) a quarterly management fee equal to 0.5% of the net asset value of the managed funds and (ii) a quarterly performance fee equal to 20% of the amount by which the managed funds’ net asset value exceeds the highest value at the end of any previous quarter, which is commonly referred to as a “high water mark.”

Prior to September 2006, we purchased and sold investments directly from/to United Capital Markets, Inc. (“UCM”), which also is owned by United Capital Markets Holdings, Inc., of which Mr. Devaney is the sole shareholder. We earned interest on certain of the securities while we held them, and we paid interest to UCM’s clearing firm for margin borrowings we obtained from that clearing firm to finance certain purchases. In September 2006, we sold substantially all of these investments, transferred the proceeds from the sales of the securities to a wholly owned subsidiary, and then reinvested these proceeds in new securities as directed by UCAM in accordance with the Managed Account Agreement.

Mr. Devaney was not a “related person” (as defined in Item 404 of Regulation S-K) at the time of the execution of the Managed Account Agreement.

Following is a summary (in thousands of dollars) of the transactions with UCM:

	For the year ended December 31,
	2006	2005	2004
Securities purchased from UCM	$115,025	$100,111	$24,000
Principal repaid on securities purchased from UCM	$(6,840)	$(6,868)	$(2,434)
Securities (at cost basis) sold to UCM	$(164,075)	$(54,073)	$(4,017)
Realized gain (loss)	$(427)	$2,136	$258
Unrealized gain (loss)	(254)	(1,010)	257
Interest income	6,759	2,942	156
Interest expense	(896)	(670)	(57)

Pretax income	$5,182	$3,398	$614

Following is a summary (in thousands of dollars) of transactions with UCAM:

	For the year ended December 31,
	2006	2005	2004
Asset management fees	$1,888	—	—
Administrative fees	$93	—	—

	December 31,
	2006	2005	2004
Assets under management at year end	$179,541	—	—

See Note 2, “Significant Accounting Policies,” for a discussion of our acquisition of previously defaulted receivables from trusts we service.

23.	Subsequent Events

On February 2, 2007, we acquired the assets of San Diego-based ACC Consumer Finance, LLC (“ACC”). ACC currently services approximately $275.0 million in auto finance receivables and operates in 12 states with collection centers in San Diego, California and Denver, Colorado. ACC has approximately 170 employees. In conjunction with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and are serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. The acquisition was financed using $146.0 million in third-party debt, with the remainder in cash.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 28, 2007.

COMPUCREDIT CORPORATION

By:	/s/ DAVID G. HANNA
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2007

/s/ J.PAUL WHITEHEAD, III J.Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	February 28, 2007

/s/ GREGORY J. CORONA Gregory J. Corona	Director	February 28, 2007

/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	February 28, 2007

/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	February 28, 2007

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	February 28, 2007

/s/ DEAL W. HUDSON Deal W. Hudson	Director	February 28, 2007

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	February 28, 2007

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	February 28, 2007

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	February 28, 2007