Form 10-Q
period 2007-03-31
COMPUCREDIT CORP
filed 2007-05-08
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2007

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

245 Perimeter Center Parkway, Suite 600

Atlanta, Georgia 30346

(770) 206-6200

CompuCredit has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

CompuCredit is an accelerated filer and is not a shell company.

As of May 2, 2007, 49,137,535 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $16,778 at March 31, 2007 and $15,104 at December 31, 2006)	$140,184	$110,412
Securitized earning assets	658,423	801,715
Non-securitized earning assets, net:
Loans and fees receivable, net (of $118,756 and $118,005 in deferred revenue and $224,081 and $225,319 in allowances for uncollectible loans and fees receivable at March 31, 2007 and December 31, 2006, respectively)	819,158	653,716
Investments in previously charged-off receivables	13,750	12,871
Investments in securities	163,766	141,657
U.S. government securities resale agreements	50,809	50,577
Deferred costs, net	24,858	25,762
Software, furniture, fixtures and equipment, net	67,644	63,986
Investments in equity-method investees	76,089	83,038
Intangibles, net	13,550	12,382
Goodwill	128,550	120,115
Prepaid expenses and other assets	77,410	37,666

Total assets	$2,234,191	$2,113,897

Liabilities
Accounts payable and accrued expenses	$116,659	$112,453
Notes payable and other borrowings	539,174	358,694
Convertible senior notes	550,000	550,000
Deferred revenue, primarily from forward flow agreement	49,900	55,260
Current and deferred income tax liabilities	89,524	112,983

Total liabilities	1,345,257	1,189,390
Minority interests	39,957	40,567
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 61,879,156 shares issued and 54,762,793 shares outstanding at March 31, 2007 (including 5,677,950 loaned shares to be returned); and 59,464,216 shares issued and 55,093,686 shares outstanding at December 31, 2006 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	402,053	321,010
Treasury stock, at cost, 7,116,363 and 4,370,530 shares at March 31, 2007 and December 31, 2006, respectively	(209,211)	(124,084)
Warrants	—	25,610
Foreign currency translation adjustment	343	12
Retained earnings	655,792	661,392

Total shareholders’ equity	848,977	883,940

Total liabilities and shareholders’ equity	$2,234,191	$2,113,897

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2007	2006
Interest income:
Consumer loans, including past due fees	$80,634	$52,975
Other	5,510	4,575

Total interest income	86,144	57,550
Interest expense	(15,784)	(11,450)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	70,360	46,100
Fees and related income on non-securitized earning assets	171,151	119,770
Provision for loan losses	(134,440)	(77,829)

Net interest income, fees and related income on non-securitized earning assets	107,071	88,041
Other operating income:
Fees and related income on securitized earning assets	19,702	50,469
Servicing income	18,895	27,810
Ancillary and interchange revenues	11,761	8,194
Equity in income of equity-method investees	9,719	25,665

Total other operating income	60,077	112,138
Other operating expense:
Salaries and benefits	18,609	13,801
Card and loan servicing	70,987	62,153
Marketing and solicitation	35,126	26,079
Depreciation	10,119	7,634
Goodwill impairment	—	10,546
Other	35,526	28,659

Total other operating expense	170,367	148,872

(Loss) income before minority interests and income taxes	(3,219)	51,307
Minority interests	(712)	(3,405)

(Loss) income before income taxes	(3,931)	47,902
Income tax benefit (expense)	1,415	(17,244)

Net (loss) income	$(2,516)	$30,658

Net (loss) income per common share–basic	$(0.05)	$0.63

Net (loss) income per common share–diluted	$(0.05)	$0.61

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Warrants	Cumulative Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2006	59,464,216	$—	$321,010	$(124,084)	$25,610	$12	$661,392	$883,940
Stock options exercises and proceeds related thereto	72,016	—	714	—	—	—	—	714
Warrant exercises and proceeds related thereto	2,400,000	—	79,490	—	(25,610)	—	—	53,880
Use of treasury stock for stock-based compensation plans	(169,472)	—	(2,424)	2,424	—	—	—	—
Issuance of restricted stock	112,396	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	2,585	—	—	—	—	2,585
Purchase of treasury stock	—	—	—	(87,551)	—	—	—	(87,551)
Tax benefit related to stock-based compensation plans	—	—	678	—	—	—	—	678
Foreign currency translation adjustment	—	—	—	—	—	331	—	331
Cumulative effect of adopting FASB Interpretation Number 48	—	—	—	—	—	—	(3,084)	(3,084)
Net (loss)	—	—	—	—	—	—	(2,516)	(2,516)

Balance at March 31, 2007	61,879,156	$—	$402,053	$(209,211)	$—	$343	$655,792	$848,977

See accompanying notes.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the Three Months Ended March 31, 2007

(Dollars in thousands)

	For the three months ended March 31,
	2007	2006
Net (loss) income	$(2,516)	$30,658
Other comprehensive (loss) income:
Foreign currency translation adjustment	331	(2)
Income tax (expense) benefit related to other comprehensive (loss) income	—	—

Comprehensive (loss) income	$(2,185)	$30,656

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2007	2006
Operating activities
Net (loss) income	$(2,516)	$30,658
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	10,119	7,634
Impairment of goodwill	—	10,546
Provision for loan losses	134,440	77,829
Amortization of intangibles	1,213	906
Accretion of deferred revenue	(7,696)	(3,232)
Stock-based compensation expense	2,585	1,257
Minority interests	712	3,405
Retained interests income and securitization gains adjustments, net	(6,410)	4,999
Unrealized loss (gain) on debt and equity securities classified as trading securities	2,516	(168)
Income in excess of distributions from equity-method investments	—	(6,494)
Changes in assets and liabilities, exclusive of business acquisitions:
Net increase in debt, equity and U.S. government securities classified as trading securities	(412)	(5,669)
Decrease (increase) in uncollected fees on non-securitized earning assets	46,466	(21,054)
Decrease in deferred costs	904	1,751
(Decrease) increase in current and deferred tax liability	(25,865)	(59,112)
Increase in deferred revenue primarily from forward flow agreement	2,336	1,378
Increase in prepaid expenses and deposits	(8,410)	(1,655)
Other	(3,321)	5,869

Net cash provided by operating activities	146,661	48,848

Investing activities
Proceeds from equity-method investees	6,949	—
Investments in securitized earning assets	(254,977)	(347,884)
Proceeds from securitized earning assets	406,217	328,653
Investments in non-securitized earning assets	(590,075)	(553,135)
Proceeds from non-securitized earning assets	406,788	460,346
Increase in notes receivable	(2,433)	—
Acquisitions of assets	(191,376)	—
Purchases of and development of software, furniture, fixtures and equipment	(12,746)	(7,785)

Net cash used in investing activities	(231,653)	(119,805)

Financing activities
Minority interests distribution, net	(2,426)	(6,344)
Proceeds from exercise of stock options	714	177
Proceeds from the exercise of warrants	53,880	—
Purchase of treasury stock	(87,551)	—
Proceeds from borrowings	166,050	11,054
Repayment of borrowings	(15,903)	(15,233)

Net cash provided by (used in) financing activities	114,764	(10,346)

Net increase (decrease) in cash	29,772	(81,303)
Cash and cash equivalents at beginning of period	110,412	240,655

Cash and cash equivalents at end of period	$140,184	$159,352

Supplemental cash flow information
Cash paid for interest	$16,914	$7,048

Cash paid for income taxes	$24,450	$76,272

Supplemental non-cash information
Notes payable associated with capital leases	$16,399	$13,834

Issuance of restricted stock and stock options	$4,069	$4,208

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three months ended March 31, 2007 are not necessarily indicative of what our results will be for the year ending December 31, 2007. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for our year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the SEC.

We have reclassified certain amounts in our prior period consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2. Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies followed in preparing our condensed consolidated financial statements, as well as a description of the significant components of our condensed consolidated financial statements.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net on our condensed consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net consist principally of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (which for all purposes of discussion herein include those receivables associated with credit cards issued under our Investment in Previously Charged-Off Receivables segment’s balance transfer program), micro-loan activities and auto finance business, none of which we have securitized in off-balance-sheet securitizations. As applicable, we show these receivables net of an allowance for uncollectible loans and fees receivable and net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

The loans and fees receivables associated with our acquisition of ACC Consumer Finance (“ACC”) are accounted for under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. The following table shows (in thousands) a roll-forward of accretable yield for our loans accounted for under SOP 03-3:

Three Months Ended March 31, 2007
Balance at beginning of period	$—
Accretable yield at date of acquisition	66,081
Accretion of yield	(4,966)

Balance at March 31, 2007	$61,115

Carrying amount of loans and fees receivable at date of acquisition	$158,195

Carrying amount of loans and fees receivable at March 31, 2007	$147,888

Gross loans and fees receivable balance at date of acquisition	$189,124

Gross loans and fees receivable balance at March 31, 2007	$176,298

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

We provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect. In the fourth quarter of 2006, we changed our business practices such that we no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent. For credit card accounts that became more than 90 days delinquent prior to our change in billing practices, however, we billed finance charges and fees, but we excluded those billed finance charges and fees from loans and fees receivable, gross and the allowance for uncollectible loans and fees receivable (as well as from related income and provision for loan loss amounts on our condensed consolidated statements of operations) because we concluded that collections of those finance charges and fee billings on those late-stage delinquent receivables were unlikely. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account is open; the forecasted effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2006	Additions	Acquisitions	Subtractions	Balance at March 31, 2007
Loans and fees receivable, gross	$997.0	$743.7	$163.7	$(742.4)	$1,162.0
Deferred revenue	(118.0)	(74.3)	—	73.5	(118.8)
Allowance for uncollectible loans and fees receivable	(225.3)	(134.4)	—	135.7	(224.0)

Loans and fees receivable, net	$653.7	$535.0	163.7	$(533.2)	$819.2

Subtractions from the allowance for uncollectible loans and fees receivable in the above table are net of $4.3 million in recoveries on loans and fees receivable previously charged off. Recoveries on loans and fees receivable typically have represented less than 1% of average loans and fees receivable, gross balances.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

We include interest income associated with loans and fees receivable in interest income under the consumer loans, including past due fees category on our accompanying condensed consolidated statements of operations. Additionally, we reflect $147.2 million and $108.3 million of fee income associated with these loans and fees receivable for the three months ended March 31, 2007 and 2006, respectively, in fees and related income from non-securitized earning assets on our condensed consolidated statements of operations. As of March 31, 2007, the weighted-average remaining accretion period for the $118.8 million of deferred revenue reflected in the above table was 8.7 months; deferred revenue associated with any accounts that may charge off is not accreted into revenue after the charge-off date.

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

Three Months Ended March 31, 2007
Unrecovered balance at beginning of period	$12,871
Acquisitions of defaulted accounts	12,816
Cash collections	(24,385)
Accretion of deferred revenue associated with Encore Capital Group, Inc. forward flow contract	(4,736)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	17,184

Balance at March 31, 2007	$13,750

Estimated remaining collections (“ERC”)	$67,093

In June 2005, our debt collections subsidiary sold a significant pool of previously charged-off receivables. Remaining after this sale are the subsidiary’s pools of previously charged-off receivables primarily associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 42.7% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We purchase these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 8, “Notes Payable, Other Borrowings and Convertible Senior Notes.” We generally classify our purchased debt and equity securities as trading securities. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of March 31, 2007	As of December 31, 2006
Held to maturity:
Investments in debt securities of equity-method investees	$9,262	$10,800
Trading:
Investments in equity securities	5,154	5,211
Asset-backed credit default SWAP index open asset	6,354	—
Investments in asset-backed securities	142,996	125,646

Total investments in debt and equity securities	$163,766	$141,657

Our investments in asset-backed securities include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), and CMOs (Collateralized Mortgage Obligations).

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

U.S. Government Securities Resale Agreements. Our investments in U.S. government securities resale agreements generally consist of contracts to repurchase specific U.S. Treasury Bills of varying maturities at fixed prices within 30 days, subject to renewal. The underlying U.S. Treasury Bills are the same securities included as U.S. government securities sold not yet purchased included in notes payable and other borrowings in our accompanying condensed consolidated balance sheets. The investment contracts settle at a stated price, whereas the borrowed securities settle at the market price on the date the contracts expire. Certain of our investments in asset-backed securities are subject to changes in value due to changes in market interest rates. We intend for the change in value of the borrowed securities to offset the change in the value of the investments in asset-backed securities, if any, resulting from changes in market interest rates.

Prepaid expenses and other assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These amounts are expensed once services have been performed or marketing efforts are undertaken. Also, in March 2007, we placed in escrow £11.6 million ($22.3 million) related to our acquisition of MEM Capital Limited and its subsidiaries (“MEM”). This deposit has been included within prepaid expenses and other assets as of March 31, 2007 and will be reclassified and assigned to various acquired assets in the second quarter of 2007 in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” See Note 13, “Acquisitions,” for further discussion of the MEM acquisition.

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the three months ended March 31,
	2007	2006
Securitization gains	$—	$863
Income from retained interests in credit card receivables securitized	14,562	44,796
Fees on securitized receivables	5,140	4,810

Total fees and related income on securitized earning assets	$19,702	$50,469

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the twelve-month cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Note 7, “Off-Balance-Sheet Arrangements,” for further discussion on securitization gains and income from retained interests in credit card receivables securitized (including the effects of changes in retained interest valuations).

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Fingerhut receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) transactional, referral and other fees associated with stored-value card, merchant credit and other financial products and services; and (5) gains and losses associated with our investments in securities.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the three months ended March 31,
	2007	2006
Retail micro-loan fees	$26,163	$20,939
Fees on non-securitized credit card receivables	120,959	87,351
Investments in previously charged-off receivables	17,184	9,297
Other	6,845	2,183

Total fees and related income on non-securitized earning assets	$171,151	$119,770

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” (“Statement No. 156”). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the accounting period in which the changes occur. Statement No. 156 was effective for fiscal years beginning after September 15, 2006. The adoption of Statement No. 156 did not result in a material impact on our consolidated results of operations, financial position and cash flows.

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”). Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We adopted Interpretation No. 48 as of January 1, 2007 and have increased our tax liabilities and reduced retained earnings by $3.1 million in connection with its adoption. As of the adoption date, we had gross tax effected unrecognized tax benefits of $52.5 million of which $11.7 million, if recognized, would affect our effective tax rate.

We conduct business globally and, as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, the Netherlands and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with our adoption of Interpretation No. 48, we recognized $5.6 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $52.5 million unrecognized tax benefits noted above. During the three months ended March 31, 2007, we recognized $0.6 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of income tax expense.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of this Statement. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning January 1, 2008. Although not reasonably estimable at this time, we currently are evaluating the effects that the adoption of Statement No. 157 could have on our consolidated results of operations, financial position and cash flows.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

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

During the first quarter of 2007, we acquired (1) the assets of ACC, an originator of auto loans generated through its relationships with franchised auto dealers, and a related portfolio of auto loans for which ACC acts as servicer and (2) a 75-percent ownership interest in Just Right Auto Sales (“JRAS”), which sells vehicles to consumers and provides the underlying consumer financing associated with these vehicle sales. The post-acquisition financial results from these operations are included in our condensed consolidated financial statements and Auto Finance segment data for the first quarter of 2007.

Historically, we had included within our Investments in Previously Charged-off Receivables segment only a portion of the transactions associated with this segment’s balance transfer program operations—that portion representing the transactions and financial results thereof for the period from acquisition of a debtor’s account balance through the date the debtor became eligible to receive a credit card under the terms of the balance transfer program. Beginning in 2007, however, we are including within our Investments in Previously Charged-off Receivables segment the balance transfer program transactions and financial results thereof for all pre- and post-credit card issuance activities. We have reclassified 2006 balance transfer program data within our segment table below to conform to this new presentation.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three months ended March 31, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$54,711	$17,730	$21,364	$13,304	$(38)	$107,071

Total other operating income	$59,216	$316	$—	$545	$—	$60,077

(Loss) income before income taxes	$(8,140)	$11,439	$1,011	$(593)	$(7,648)	$(3,931)

Loans and fees receivable, gross	$787,929	$13,452	$73,077	$280,793	$6,744	$1,161,995

Loans and fees receivable, net	$477,221	$10,964	$65,918	$259,928	$5,127	$819,158

Total assets	$1,613,526	$45,118	$204,456	$332,537	$38,554	$2,234,191

Three months ended March 31, 2006
Net interest income, fees and related income on non-securitized earning assets	$57,139	$9,645	$12,897	$7,852	$508	$88,041

Total other operating income	$108,153	$61	$3,735	$164	$25	$112,138

Income (loss) before income taxes	$69,365	$5,391	$(17,039)	$847	$(10,662)	$47,902

Loans and fees receivable, gross	$418,528	$5,006	$51,312	$142,191	$12,246	$629,283

Loans and fees receivable, net	$249,496	$3,820	$42,193	$115,422	$6,923	$417,854

Total assets	$1,387,472	$34,841	$183,372	$155,232	$28,890	$1,789,807

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

4. Treasury Stock

During the three months ended March 31, 2007, we repurchased an aggregate of 2,884,163 shares of our common stock in a privately negotiated transaction, and we have placed the repurchased shares in treasury. At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three months ended March 31, 2007, we reissued 169,472 treasury shares at an approximate gross cost of $2.4 million in satisfaction of option exercises and share vestings under our restricted stock plan, and we effectively purchased 31,142 shares at a cost of $1.0 million by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

5. Warrants

In connection with a securitization facility into which we entered during the first quarter of 2004, we issued warrants to acquire 2.4 million shares of our common stock at an exercise price of $22.45 per share. The costs associated with this warrant were recorded at fair value ($25.6 million determined using the Black-Scholes model) within deferred costs, net, on our condensed consolidated balance sheets, and the initial deferred cost amount was amortized against income from retained interests in credit card receivables securitized (which is a component of fees and related income from securitized earning assets) over the vesting period of the warrant. In January 2007 the warrants were exercised by paying us an aggregate $53.9 million in exercise price.

6. Investments in Equity-Method Investees

As of March 31, 2007 we held a 61.25% interest in CSG, LLC (“CSG”). Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity. We account for our CSG investment using the equity method of accounting. As of March 31, 2007, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of March 31, 2007	As of December 31, 2006
Securitized earning assets	$157,023	$168,288

Total assets	$164,983	$179,107

Total liabilities	$9,218	$10,147

Members’ capital	$155,765	$168,960

	For the three months ended March 31,
	2007	2006
Net interest income, fees and related income on non-securitized earning assets	$2	$40,178

Fees and related income on securitized earning assets	$18,883	$23,237

All other operating income	$22,147	$27,666

Net income	$20,778	$60,320

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

7. Off-Balance-Sheet Arrangements

With the exception of our credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Fingerhut Trust III desecuritization, we securitize substantially all of the credit card receivables that we purchase on a daily basis through our third-party financial institution relationships. We transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to a master trust (the “originated portfolio” master trust), which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, in various prior year transactions, the latest of which was during the first quarter of 2005, we have acquired portfolios of receivables from third parties and subsequently securitized them.

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

The table below summarizes (in thousands) our securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the three months ended March 31,
	2007	2006
Gross amount of receivables securitized at period end	$1,522,031	$1,638,014

Proceeds from collections reinvested in revolving-period securitizations	$253,929	$303,722

Excess cash flows received on retained interests	$48,753	$70,984

Securitization gains	$—	$863
Income from retained interests in credit card receivables securitized	14,562	44,796
Fees on securitized receivables	5,140	4,810

Total fees and related income on securitized earning assets	$19,702	$50,469

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

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our condensed consolidated balance sheets, and because we classify them as trading securities, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

The measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Using the cash-out method, we record the future cash flows at a discounted value. We discount the cash flows based on the timing of when we expect to receive the cash flows. We base the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within 30 days of verification.

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our condensed consolidated balance sheets) include the following (in thousands):

	March 31 2007	December 31, 2006
Interest only (“I/O”) strip	$80,238	$81,129
Accrued interest and fees	13,933	15,976
Servicing liability	(8,838)	(8,838)
Amounts due from securitization	8,892	8,738
Fair value of retained interests	564,198	704,710

Securitized earning assets	$658,423	$801,715

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

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	March 31, 2007	December 31, 2006	March 31, 2006
Net collected yield (annualized)	26.9%	26.2%	30.0%
Payment rate (monthly)	6.6	6.7	6.8
Expected principal credit loss rate (annualized)	9.4	9.3	14.0
Residual cash flows discount rate	17.7	16.9	13.5
Servicing liability discount rate	14.0	14.0	14.0

During the third quarter of 2006, we re-aligned our net collected yield and expected principal credit loss rate assumptions to better reflect the specific categories of expected returns on our retained interests. In prior periods, these two assumptions represented gross billed yield (exclusive of certain fees earned on securitized receivables) and expected credit loss rates (which were inclusive of expected losses of both billed yield and principal), respectively. Accordingly, the effects of this re-alignment were to reduce the yield used in our Statement No. 140 models to reflect only those cash flows associated with yield that we expect to collect, as well as to correspondingly reduce our expected credit loss rate to reflect only the principal losses we expect to incur. The trending increase in

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

the residual cash flows discount rates reflects reduced levels of excess collateral within our securitization trusts between the first quarter of 2006 and the first quarter of 2007 and some increases throughout 2006 in the LIBOR interest rate index underlying our asset-backed securitization facilities and those in the market generally. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, at lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns.

The following illustrates the hypothetical effect on the March 31, 2007 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Net collected yield (annualized)	26.9%
Impact on fair value of 10% adverse change	$(22,778)
Impact on fair value of 20% adverse change	$(45,556)
Payment rate (monthly)	6.6%
Impact on fair value of 10% adverse change	$(2,740)
Impact on fair value of 20% adverse change	$(5,579)
Expected principal credit loss rate (annualized)	9.4%
Impact on fair value of 10% adverse change	$(8,683)
Impact on fair value of 20% adverse change	$(17,366)
Residual cash flows discount rate	17.7%
Impact on fair value of 10% adverse change	$(4,086)
Impact on fair value of 20% adverse change	$(8,085)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(49)
Impact on fair value of 20% adverse change	$(99)

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

	March 31, 2007	December 31, 2006
Total managed principal balance	$1,381,681	$1,468,533
Total managed finance charge balance	140,350	155,289

Total managed receivables	$1,522,031	$1,623,822

Receivables delinquent — 60 or more days	$140,507	$165,555

Net charge offs for the three months ended	$49,908	$43,498

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

8. Notes Payable, Other Borrowings and Convertible Senior Notes

As of March 31, 2007, we had total notes payable and other borrowings of $539.2 million and Convertible Senior debt of $550.0 million, compared to $358.7 million and $550.0 million, respectively, at December 31, 2006. As of March 31, 2007, our notes payable and other borrowings balances (in millions), interest rates and maturities were as follows:

	Amount Outstanding	Interest Rate	Maturity Date
Notes payable:
Structured financing within our Credit Cards segment	$150.0	7.1%	March 2008
Structured financings within our Auto Finance segment	209.2	7.3% to 7.8%	September 2008 – April 2013
Third-party financing of Auto Finance segment receivables	3.8	10.3%	January 2009
Third-party financing of Auto Finance segment inventory	1.2	24.0%	May 2007
Vendor-financed acquisitions of software and equipment	16.4	2% to 7%	October 2006 – August 2009
Seller note within our Retail Micro-Loans segment	5.0	10.0%	August 2007
Repurchase agreements	83.8	5.88%	April 2007

Total notes payable	$469.4
Other borrowings:
U.S. government securities sold not yet purchased	50.1	5.0%	June 2008 – August 2016
Asset backed credit default SWAP index open liability	19.7	0.0%	2046

Balance as of March 31, 2007	$539.2

To finance our February 2007 acquisition of the portfolio of ACC-serviced auto finance receivables that we acquired contemporaneous with our ACC acquisition, we entered into a financing facility with a maximum capacity of $146.0 million. This facility has an interest rate at LIBOR plus 200 basis points, matures in April 2013, and is recourse only to the acquired portfolio of ACC-serviced auto finance receivables. This financing facility will be repaid as the portfolio of acquired ACC-serviced auto finance receivables is repaid.

In February 2007, we also amended the other financing facility within our Auto Finance segment to provide for greater operational flexibility as well as lower pricing, to extend the facility through September 2008 and to reduce its size to $100.0 million.

JRAS, acquired within the Auto Finance segment in January 2007, has a financing facility with a maximum capacity of $10.0 million that is recourse only to its assets and a revolving financing facility to fund inventory.

The repurchase agreements relate to our investments in debt securities, are made through a wholly owned subsidiary and are recourse only to the specific debt security investments underlying each individual repurchase agreement.

We are in compliance with the covenants underlying all of our various notes payable and debt facilities.

9. Goodwill and Intangible Assets

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

During the first quarter of 2007, we recorded goodwill of $6.8 million and $1.6 million, respectively, as part of our preliminary purchase price allocations for our Auto Finance segment’s acquisitions of ACC and JRAS.

During February 2006, we learned from our principal Retail Micro-Loans segment bank partner that the FDIC had effectively asked insured financial institutions to cease deferred-presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities directly affected our micro-loan subsidiaries’ ability to continue operating as a

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

processing and servicing agent in four states. As such, we conducted an assessment of the fair value of our Retail Micro-Loans segment using, in accordance with Statement No. 142, a combination of the expected present value of future cash flows associated with the business and prices of comparable businesses. Based on this assessment, we recorded during the first quarter of 2006 a goodwill impairment charge of $10.5 million to properly report goodwill at its fair value.

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the three months ended March 31, 2006 and 2007 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2005	$108,501	$22,160	$139	$130,800
Impairment loss	(10,546)	—		(10,546)

Balance as of March 31, 2006	$97,955	$22,160	$139	$120,254

Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,435	—	8,435

Balance as of March 31, 2007	$97,955	$30,595	$—	$128,550

Intangible Assets

As of March 31, 2007, we had $3.8 million of intangible assets that we determined had an indefinite benefit period, compared to $3.2 million as of December 31, 2006. As part of our preliminary purchase price allocations for the acquisitions of ACC and JRAS during the first quarter of 2007, we recorded $1.8 million of intangible assets subject to amortization related to customer relationships, and we recorded $0.6 million of intangible assets related to trade names that we determined had an indefinite benefit period. The net unamortized carrying amount of intangible assets subject to amortization was $9.7 million as of March 31, 2007 and $9.1 million as of December 31, 2006. Intangible asset-related amortization expense was $1.2 million for the three months ended March 31, 2007 and $0.9 million for the three months ended March 31, 2006.

10. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $1.9 billion at March 31, 2007 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through majority-owned subsidiaries and equity-method investees, we have entered into guarantee agreements whereby we have agreed to guarantee the purchase of additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our majority-owned subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2007, none of our majority-owned subsidiaries or equity-method investees had purchased nor were they required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various majority-owned subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the majority-owned subsidiaries and equity-method investees could be required to purchase. As of March 31, 2007, the maximum amount of our collective guarantees related to all of these majority-owned subsidiaries and equity-method investees was $369.0 million. In general, this aggregate contingency amount will decline as the amounts of credit available to cardholders for future purchases declines. The portfolios of all these majority-owned subsidiaries and equity-method investees have declined and we expect them to continue to decline as we expect payments to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees, but we will record one if events occur that make payment probable under the guarantees. The fair value of these guarantees is not material.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $95.7 million. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $10.6 million as of March 31, 2007. Our other third-party originating financial institution relationships require similar arrangements for which we have pledged $14.5 million in collateral as of March 31, 2007. In addition, in connection with our April 2007 acquisition of Monument branded credit card receivables in the United Kingdom, we guaranty certain obligations of our third-party originating financial institution to Visa Europe.

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the Federal Trade Commission (“FTC”) commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of significant fees to affected customers and the payment of fines. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees and payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and although it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations, business position and consolidated financial statements, an adverse outcome could have a materially adverse effect upon us.

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced micro-loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of March 31, 2007, we had paid claims submitted by Maverick of $1.7 million against this indemnification obligation. We do not anticipate any further claims to be made against this indemnification.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of March 31, 2007, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (initial term expiring January 2008) and a one-year conduit securitization facility with renewal options (initial term expiring September 2007) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014); and a multi-year variable funding securitization facility issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively (expiring September 2014). While we have never triggered an early amortization within any of the series underlying our arranged securitization facilities and do not believe that we will, we may trigger an early amortization of one or more of the outstanding series within our securitization trusts. As each securitization facility expires or comes up for renewal, there can be no assurance that the facility will be renewed, or if renewed, there can be no assurance that the terms will be as favorable as the terms that currently exist. Either of these events could significantly increase our need for additional liquidity.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. There are no other material pending legal proceedings to which we are a party. We do not believe the pending legal proceedings will have a material impact on our financial position.

11. Net (Loss) Income Per Common Share

The following table sets forth the computation (in thousands, except per share data) of net (loss) income per common share:

	For the three months ended March 31,
	2007	2006
Numerator:
Net (loss) income	$(2,516)	$30,658

Denominator:
Basic weighted-average shares outstanding	50,262	48,632
Effect of dilutive stock options, warrants and restricted shares	—	1,672

Diluted adjusted weighted-average shares outstanding	50,262	50,304

Net (loss) income per common share – basic	$(0.05)	$0.63

Net (loss) income per common share – diluted	$(0.05)	$0.61

As their effects were anti-dilutive due to our net loss for the period, we excluded all of our stock options and unvested restricted shares from the three months ended March 31, 2007 net (loss) per common share calculation. For the three months ended March 31, 2006, we excluded 36,500 of stock options from our net income per common share calculation.

12. Stock-Based Compensation

As of March 31, 2007, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective application. For the three months ended March 31, 2007 and 2006, we expensed compensation costs of $0.5 million and $0.2 million, respectively, related to our stock option plans. For the three months ended March 31, 2007 and 2006, we recognized income tax benefit within additional paid-in capital of $0.7 million and $84,000, respectively, related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of March 31, 2007:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	341,000
2000 Stock Option Plan	1,200,000	92,911	116,043
2003 Stock Option Plan	1,200,000	616,915	550,830

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

A summary of the status of our stock options as of March 31, 2007 and changes for the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2007	1,079,889	$23.96
Granted	—	—
Exercised	(72,016)	9.91
Cancelled/Forfeited	—	—

Outstanding at March 31, 2007	1,007,873	$24.96	3.54	$6,307,463

Exercisable at March 31, 2007	499,962	$9.05	0.99	$11,083,262

As of March 31, 2007, our unamortized deferred compensation costs associated with non-vested stock options were $6.9 million. We received $0.7 million in cash proceeds from stock option exercises during the three months ended March 31, 2007, and we did not issue any options during the three months ended March 31, 2007.

Restricted Share Awards

During the three months ended March 31, 2007, we granted 112,396 shares of restricted stock with a fair value of $4.1 million under our 2004 Restricted Stock Plan. Our restricted share grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of March 31, 2007, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $17.2 million with a weighted average remaining amortization period of 2.93 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period was 3.9 years as of March 31, 2007.

13. Acquisitions

In January 2007, we acquired a 75% ownership interest in JRAS for $3.3 million from its former owners, and we intend to expand its operations over the next year. At its acquisition date, JRAS operated 4 retail locations in Georgia. As of March 31, 2007, JRAS has procured three additional locations which will open over the next few months. JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 30 months, credit is approved and payments are received in each store front, and this type of operation is commonly referred to as a “Buy Here/Pay Here” operation. JRAS currently retains all loans and servicing for all contracts and has a $10.0 million line of credit provided by a commercial finance company, $3.8 million of which was outstanding at March 31, 2007. As part of the JRAS acquisition transaction, we have recorded $1.6 million of goodwill and $0.7 million of intangible assets.

In February 2007, we acquired all of the assets of San Diego, California-based ACC. At acquisition date, ACC serviced approximately $275 million in auto finance receivables. ACC operates in 12 states with collection centers in San Diego, California and Denver, Colorado and has approximately 170 employees. Contemporaneous with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated by ACC and were serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which we acquired in April 2005. As part of the ACC transaction, we recorded $6.8 million of goodwill and $1.7 million of intangible assets.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2007

On April 2, 2007, we acquired 95% of the outstanding shares of MEM for £11.6 million ($22.3 million) in cash. A contingent performance-related earnout could be payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under for this earnout is £120.0 million. MEM operates in England and Wales, originates weekly, 1-month and 3-month micro-loans over the Internet and sells and finances telephone handsets with financing terms up to 7 months.

On April 4, 2007, we acquired approximately £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom from Barclaycard, a division of Barclays Bank PLC. We paid the purchase price of approximately £390 million ($770 million) in cash. The amount of the consideration is subject to final adjustment following determination of the actual amount of the gross receivables sold, which is expected to occur during the second quarter of 2007. A substantial portion of the cash purchase price obligation was funded through a traditional securitization financing arranged by Banc of America Securities Limited and related entities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2006, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market, and to “un-banked” consumers. We serve these markets principally through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other fee-based products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waiver and life insurance. Our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are now a significant source of growth and profitability for us. At March 31, 2007, the gross face amount of credit card receivables underlying these product offerings was $801.4million.

Our product and service offerings also include small-balance, short-term cash advance loans (generally less than $500 for less than 30 days and to which we refer as “micro-loans”), installment loans and stored-value cards marketed through various channels, including retail branch locations, direct marketing, telemarketing and the Internet. We also (1) originate auto loans through franchised auto dealers, (2) purchase and/or service auto loans from or for a pre-qualified network of dealers in the Buy Here/Pay Here used car business, (3) originate, purchase and/or service motorcycle, all-terrain vehicle, personal watercraft and similar loans through, from or for pre-qualified networks of dealers in these products, and (4) sell used automobiles through our own Buy Here/Pay Here lots, originating the loans under which these automobile sales are financed. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

Our business experienced several significant changes during the three months ended March 31, 2007:

•	In January 2007, we acquired a 75% ownership interest in JRAS, which sells vehicles to consumers and provides the underlying financing associated with the vehicle sales;

•	In January 2007, warrants to purchase 2.4 million shares of our common stock were exercised, and we received $53.9 million;

•	In February 2007, we acquired the business of ACC, an originator and servicer of auto loans generated by franchised auto dealers, and a related portfolio of ACC-serviced auto loans; and

•	In March 2007, we repurchased 2.9 million shares of our common stock for $86.5 million.

Our shareholders should expect us to continue to evaluate and pursue for acquisition additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business. For example, in April 2007, we completed two additional acquisitions: our acquisition of MEM, a U.K. online micro-loan originator and our acquisition of £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom from Barclaycard, a division of Barclays Bank PLC.

We also expect to continue marketing accounts within our traditional originated portfolio and to grow the accounts and receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. However, these operations are heavily regulated, and over time there will be changes to how we conduct our operations. For example, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its examinations of the banks that issue credit cards on our behalf, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become over 90 days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios.

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of significant fees to affected customers and the payment of fines. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees and payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and although it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations, business position and consolidated financial statements, an adverse outcome could have a materially adverse effect upon us.

We remain focused on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon. While our decisions may make economic sense, they may also result in volatile earnings under GAAP as a result of the accounting requirements for securitizations under Statement No. 140. To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, we will have securitization gains or losses, which may be material. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto included herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007, Compared to the Three Months Ended March 31, 2006

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that we have not securitized in off-balance-sheet securitization transactions—principally receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The $28.6 million increase when comparing the three months ended March 31, 2007 to the three months ended 2006 is primarily due to growth in credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. In addition, our newly acquired ACC and JRAS subsidiaries contributed $5.2 million of interest income during the three months ended March 31, 2007. Also included within total interest income (under the other category) is the interest income that we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization has caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels for the three months ended March 31, 2007 have increased relative to the three months ended March 31, 2006 as interest paid on our investments in debt securities (typically in bonds issued by other third party asset-backed securitizations) has increased with our additional investments in these securities.

We expect continued growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and within our Auto Finance segment. Unless we securitize these receivables in off-balance-sheet arrangements, this expected growth should translate into continued growth in our total interest income.

Interest Expense. Interest expense increased $4.3 million principally due to interest expense related to our March 2006 structured financing associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and from debt related to our newly acquired ACC and JRAS subsidiaries which contributed an additional $1.3 million in interest expense.

Fees and related income on non-securitized earning assets. The following table details (in thousands) the components of fees and related income on non-securitized earning assets:

	For the three months ended March 31,
	2007	2006
Retail micro-loan fees	$26,163	$20,939
Fees on non-securitized credit card receivables	120,959	87,351
Investments in previously charged-off receivables	17,184	9,297
Other	6,845	2,183

Total fees and related income on non-securitized earning assets	$171,151	$119,770

The increase of $51.4 million in fees and related income on non-securitized earning assets for the three months ended March 31, 2007 was largely attributable to:

•	growth in fees on our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which increased $33.6 million principally due to increased originations;

•

growth in our Retail Micro-Loans segment, in which fees increased $5.2 million primarily due to our expansion into Michigan, Texas and Nevada and our conversion of operations in Arkansas and Florida from bank-model servicing operations to direct lending operations in 2006;

•

an increase in income within our Investments in Previously Charged-Off Receivables segment of $7.9 million, which included accretion of deferred revenue associated with our forward flow contract with Encore of $4.7 million in 2007 compared to $2.0 million in 2006;

•	an increase in gains on our investments in debt and equity securities of $2.0 million; and

•	automotive vehicle sales of $2.5 million by our newly acquired JRAS subsidiary.

The other category above includes unrealized gains and losses in both 2007 and 2006 associated with our investments in debt and equity securities that we classify as trading securities as well as the automotive vehicle sales of our newly acquired JRAS subsidiary. We expect to see continued income growth within the other category, as well as within our retail micro-loans fees and fees on non-securitized credit card receivables categories, throughout 2007 and beyond. We have these expectations in part because we significantly increased our purchases of debt and equity securities classified as trading securities during the third quarter of 2006. We expect future long-term earnings and activity levels with respect to these securities commensurate with or even greater than 2006 levels. However, we do note that the nature of these assets coupled with the mark-to-market accounting that we employ for them can be expected to introduce greater future earnings volatility than we experience for some of our other asset classes.

Provision for loan losses. Our provision for loan losses increased $56.6 million for the three months ended March 31, 2007, when compared to the same period of 2006. This increase corresponds with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

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

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at March 31, 2007 (19.3%) is lower than it was at December 31, 2006 (22.6%) and higher than it was at March 31, 2006 (15.4%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the first quarter of 2007 (12.5%) is lower than it was in the fourth quarter of 2006 (18.8%) and in the first quarter of 2006 (13.4%). The above figures include the acquisition of ACC which under the accounting guidance of SOP 03-3 results in a net loan balance presentation with no corresponding allowance for uncollectible loans and fees receivable. Removing the balances attributable to the ACC acquisition would result in a 22.2% allowance for uncollectible loans and fees receivable as a percentage of gross period-end loans and fees receivable at March 31, 2007 and a 13.4% provision for loan losses as a percentage of average gross loans and fees receivable for the three months ended March 31, 2007. The above statistics are overwhelmingly influenced by the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which is by far the most significant category of receivables reflected on our consolidated balance sheets:

•

The year over year statistics reflect the mix change over the past year in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of the overall balance is comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, for which loss rates are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance segment and our Retail Micro-Loans segment.

•

The first quarter of 2007 to fourth quarter of 2006 changes principally reflect the effects of marketing volume-based volatility for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This class of receivables reaches peak charge off on a vintage basis between approximately eight to nine months after card activation, and we experienced marketing-based volatility in our volumes associated with this product offering as we ramped up its growth rates significantly late in 2005 and in the first half of 2006. As such, we experienced a heightened level of charge offs and delinquencies for this class of receivables in both the fourth quarter of 2006 and the first quarter of 2007 as significant vintages of receivables reached their charge-off peak during these quarters. Appropriately, our allowance for uncollectible loans and fees receivable methodologies (and hence provision for loan losses) are heavily influenced by delinquency levels, which dropped significantly for this class of receivables between December 31, 2006 and March 31, 2007. Some of this decline in delinquencies is attributable to normal seasonal patterns, but most of it is attributable to the marketing-based volatility and peak charge off factors noted above. As growth rates for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range normalize as we expect they will and as our asset base for this pool of receivables grows, we are less likely to experience the same degree of marketing volume-based volatility in peak charge-off vintages that we experienced over the past two quarters.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the three months ended March 31,
	2007	2006
Securitization gains	$—	$863
Income from retained interests in credit card receivables securitized	14,562	44,796
Fees on securitized receivables	5,140	4,810

Total fees and related income on securitized earning assets	$19,702	$50,469

The $30.8 million decrease in total fees and related income on securitized earning assets for the three months ended March 31, 2007, when compared to the same period in 2006 reflects:

•

the fact that we did not experience any securitization gains in the first quarter of 2007 as we did not grow the receivables within our originated portfolio master trust during the first quarter of 2007;

•

a reduction in the income from retained interests in credit card receivables attributable to the fourth quarter 2006 implementation of our billing practice change to no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent;

•	the desecuritization of the Fingerhut Trust III receivables in the fourth quarter of 2006; and

•

contraction in income from retained interests in our purchased portfolios of securitized credit card receivables due to (a) continued reductions in managed receivables levels within their respective securitization trusts throughout 2006 and in the first quarter of 2007, and (b) a decrease in the favorable effects of purchase discounts underlying our retained interests in the Embarcadero Trust throughout both periods. The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust abated significantly during these periods. We anticipated this change as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized.

In our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income decreased $8.9 million for the three months ended March 31, 2007 as compared to three months ended March 31, 2006, principally due to receivables liquidations within our securitized purchased credit card portfolios. Based on our April 2007 acquisition and securitization of £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom for which we have been engaged as servicer, we expect an increase in servicing income in the second quarter of this year. Absent further acquisitions, however, we expect a decline from this heightened second quarter 2007 servicing income level thereafter as we do not expect to experience growth in our originated portfolio master trust receivables at levels that will exceed net liquidations of the securitized acquired portfolios for which we have been engaged as servicer.

Servicing income also declined because the FDIC effectively asked FDIC-insured financial institutions in February 2006 to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. As such, we did not earn any servicing income within our Retail Micro-Loans segment during the three months ended March 31, 2007, while we earned $3.7 million of servicing income in this segment for the three months ended March 31, 2006. We subsequently converted the Retail Micro-Loans segment’s operations in two of the four states affected by this FDIC action to a direct lending model; as such, this lost servicing income has been replaced by lending fees, which are reported within fees and related income on non-securitized earning assets.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $3.6 million for the three months ended March 31, 2007, compared to the same period in 2006 correlating with both growth in our managed receivables levels based our origination of new credit card accounts and a commensurate mix change in our cardholder account base for which a greater percentage of our cardholder account base now is comprised of newer credit card accounts for which we typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees than for more mature cardholder accounts. Throughout the remainder of 2007 and beyond, we expect further growth in our ancillary and interchange revenues based on our current emphasis on new account originations.

Equity in income of equity-method investees. Notwithstanding our July 2006 purchase of an additional 11.25% interest in CSG and a correspondingly higher income allocation there from, equity in income of equity-method investees decreased $15.9 million for the three ended March 31, 2007 primarily due to diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees.

Total other operating expense. Total other operating expense increased by $21.5 million for the three months ended March 31, 2007 due principally to:

•

a $4.8 million increase in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with our acquisitions of JRAS in January 2007 and ACC in February 2007, (c) additional information technology and other management personnel that we have hired associated with several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments and (d) $1.3 million in increased salaries and benefits expense associated with the amortization of restricted stock and stock option grants based in large part on sizable grants to our President in May 2006;

•

an $8.8 million increase in card and loan servicing expense due to (a) servicing costs related to growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and net growth in our originated portfolio master trust receivables, (b) higher servicing costs associated with our expanding number of issuing bank relationships and new product lines and (c) servicing costs now incurred for our newly acquired JRAS and ACC subsidiaries, all such increases being offset partially by diminished servicing costs associated with our acquired credit card portfolios given their continuing liquidations during 2006 and 2007;

•

a $9.0 million increase in marketing and solicitation costs (including significantly higher advertising costs through television and the Internet, which represent significant expanded marketing channels for us) aimed at growing account originations within our originated portfolio master trust, with respect to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, and within our Retail Micro-Loans segment; and

•

a $9.4 million increase in other expenses, including depreciation and occupancy and related expenses, due primarily to (a) increased costs associated with infrastructure build-out to handle growth within our originated portfolio and our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) our implementation of an advanced data analytics platform that allows us to access, query and analyze our large data sets with increased efficiency, speed and power, thereby decreasing our unit costs for data management while contributing to our competitive advantage in data analysis, (c) heightened legal, regulatory and compliance efforts and costs associated with the FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings, (d) several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, (e) added expense related to our newly acquired JRAS and ACC subsidiaries, (f) accelerated depreciation associated with shortened useful lives of our leasehold improvements within our existing Atlanta, Georgia headquarters office facilities given our anticipated mid-2007 move out of these facilities and (g) additional rent expense related to our new office lease as we have now taken possession of the new facilities in anticipation of our mid-2007 move to these facilities;

partially offset, however, by:

•

$10.5 million for goodwill impairment recorded during the first quarter of 2006, within our Retail Micro-Loans segment associated with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services, the majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business throughout 2007, and while certain unique expenses undertaken in the past may not be repeated and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year and quarter-over-quarter comparative basis) based on growth that we plan to undertake. We also expect to incur some additional operating costs in 2007 associated with the move of our corporate headquarters and other Atlanta, Georgia facilities to new buildings; among these higher costs are the physical costs of moving, heightened levels of technology spending associated with the move, potential loss recognition if we determine that we are unable to sublease our existing facilities at lease rates in excess of the costs of our existing leases, and additional depreciation for leasehold improvements and any furniture and fixtures related to the new lease.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of restricted shares in our subsidiary entities, See Note 12, “Stock-Based Compensation”) as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $0.7 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. This decrease was offset slightly by minority interests expense related to income of JRAS, our new 75%-owned Auto Finance subsidiary that we acquired in January 2007.

Income taxes. Our effective tax rate was 36.0% for both the three months ended March 31, 2007and 2006.

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

Managed receivables data assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances for the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a significant majority of our credit card loans and fees receivable (i.e., all but $787.9 million of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of March 31, 2007; (2) an understanding that our managed receivables data are based on billings and actual charge offs as reported to us through underlying systems of record (i.e., without regard to an allowance for uncollectible loans and fees receivable); (3) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; (4) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results; and (5) recognition that our Fingerhut managed receivables were recorded at a $0.0 basis in our GAAP financial statements prior to our re-securitization of these receivables in September 2005.

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

We did not acquire any credit card receivables portfolios during the three months ended March 31, 2007 and 2006.

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

Late in the third quarter and continuing into the fourth quarter of 2006, we discontinued our practice of billing finance charges and fees on credit card accounts that become over 90 days delinquent. Prior to this change our policy was to bill finance charges and fees on all credit card accounts, except in limited circumstances, until we charged off the account and all related receivables, finance charges and other fees. In such prior periods, however, we excluded from our GAAP income and gross yield, net interest margin and other income ratio managed receivables data the finance charge and fee income on all significantly delinquent on-balance-sheet credit card receivables for which we believed that collectibility was significantly in doubt on the date of billing. As such, managed receivables charge-off data associated with our on-balance-sheet credit card receivables were largely unaffected by our billing practice change. This change in billing practice, has affected, however, our securitized off-balance-sheet managed receivables data.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies that we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2006) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

The following table presents the delinquency trends of the credit card receivables that we manage (dollars in thousands; percentages of total):

	At or for the three months ended
	2007	2006				2005
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Period-end managed receivables	$2,525,856	$2,599,477	$2,544,797	$2,472,122	$2,351,667	$2,317,751	$2,230,108	$2,198,703
Period-end managed accounts	3,797	3,700	3,611	3,502	3,414	3,248	3,039	2,868
Receivables delinquent:
30 to 59 days past due	$104,051	$121,149	$119,432	$115,441	$84,081	$93,583	$82,070	$83,175
60 to 89 days past due	91,156	101,615	102,920	89,164	71,213	68,531	66,287	61,882
90 or more days past due	258,918	277,896	269,752	206,234	184,693	156,414	158,161	128,351

Total 30 or more days past due	$454,125	$500,660	$492,104	$410,839	$339,987	$318,528	$306,518	$273,408

Total 60 or more days past due	$350,074	$379,511	$372,672	$295,398	$255,906	$224,945	$224,448	$190,233

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.1%	4.7%	4.7%	4.7%	3.6%	4.0%	3.7%	3.8%
60 to 89 days past due	3.6%	3.9%	4.0%	3.6%	3.0%	3.0%	3.0%	2.8%
90 or more days past due	10.3%	10.7%	10.6%	8.3%	7.9%	6.7%	7.1%	5.8%

Total 30 or more days past due	18.0%	19.3%	19.3%	16.6%	14.5%	13.7%	13.8%	12.4%

Total 60 or more days past due	13.9%	14.6%	14.6%	11.9%	10.9%	9.7%	10.1%	8.6%

While we have experienced modest increases in delinquency rates for most of our managed credit card receivables portfolios between March 31, 2006 and March 31, 2007, the increases in our 30-plus and 60-plus day delinquencies between March 31, 2006 and March 31, 2007 are predominantly attributable to a mix change resulting from disproportionate growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables. As these receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance, this mix change tends to cause further trending increases in our overall delinquency and charge-off levels. Nevertheless, we believe that the heightened delinquency and charge-off levels associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered.

Notwithstanding our general expectation of trending increases in our overall delinquency rates due to the mix change toward a greater proportion of our credit card receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we did see a decline in delinquency rates between December 31, 2006 and March 31, 2007; whereas, delinquency rates actually increased between December 31, 2005 and March 31, 2006. Factors contributing to this disparity include:

•

better than expected roll rates and hence lower than expected delinquencies, throughout the first quarter of 2007, which as noted below caused lower than expected late fee and over-limit fee income in the first quarter of 2007 and can be expected to result in reduced charge-off levels in second and third quarters of this year;

•

some reductions in delinquency levels associated with our change in billing practices late in the third quarter of 2006 and into the fourth quarter of 2006 to cease finance charge and fee billings on credit card accounts once they become over 90 days delinquent;

•

somewhat lower than normal December 31, 2005 delinquency rates associated with the pull-forward effects of an October 2005 bankruptcy law change (under which some consumers who otherwise would have been delinquent at December 31, 2005 rushed to file for bankruptcy prior to the October 2005 effective date of new, less-debtor-friendly bankruptcy laws); and

•

marketing volume-based volatility for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which caused a peak in delinquencies at the end of the third and fourth quarters of 2006 and higher charge-off levels in the fourth quarter of 2006 and first quarter of 2007. (This class of receivables reaches peak charge off on a vintage basis between approximately eight to nine months after card activation, and we experienced marketing-based volatility in our volumes associated with this product offering as we ramped up its growth rates significantly late in 2005 and in the first half of 2006. As such, we experienced a heightened level of charge offs and delinquencies for this class of receivables in both the fourth quarter of 2006 and the first quarter of 2007 as significant vintages of receivables reached their charge-off peak during these quarters. As growth rates for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range normalize as we expect they will and as our asset base for this pool of receivables grows, we are less likely to experience the same degree of marketing volume-based volatility in peak charge-off vintages that we experienced over the past two quarters.)

Our credit card receivables continue to perform in line with or better than our expected vintage performance levels. Moreover, based on our analyses of vintage data, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. In fact, we experienced better than expected roll rates and lower than expected delinquency rates in the first quarter of 2007, which should translate into lower than expected charge offs in the second and third quarters of 2007.

We also note that our April 4, 2007 acquisition of approximately £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom is expected to significantly mute the delinquency rate effects of the above-noted structural change in the mix of our receivables toward a greater proportion of our receivables being comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This acquisition is expected to significantly reduce our overall delinquency rates in the second quarter, and as this portfolio of acquired receivables is liquidated, we expect to again see rising delinquency rates solely by reason of the mix change phenomenon.

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

The following table presents charge-off and other data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations by our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables ($787.9 million face amount of receivables at March 31, 2007), including the Fingerhut receivables while they were held on balance sheet and the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

	For the three months ended
	2007	2006				2005
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Average managed receivables	$2,576,300	$2,557,897	$2,512,066	$2,420,272	$2,341,712	$2,256,994	$2,211,547	$2,212,378
Gross yield ratio	28.8%	32.9%	35.3%	32.6%	32.9%	31.1%	30.2%	29.1%
Combined gross charge offs	$222,805	$227,869	$196,697	$173,709	$129,111	$162,917	$120,989	$129,921
Net charge offs	$86,067	$76,384	$64,773	$57,572	$47,571	$75,708	$58,473	$67,602
Adjusted charge offs	$84,201	$68,377	$59,642	$51,225	$39,344	$62,078	$42,463	$44,900
Combined gross charge off ratio	34.6%	35.6%	31.3%	28.7%	22.1%	28.9%	21.9%	23.5%
Net charge off ratio	13.4%	11.9%	10.3%	9.5%	8.1%	13.4%	10.6%	12.2%
Adjusted charge off ratio	13.1%	10.7%	9.5%	8.5%	6.7%	11.0%	7.7%	8.1%
Net interest margin	17.9%	22.6%	25.6%	23.7%	25.2%	22.6%	23.3%	22.5%
Other income ratio	10.6%	11.2%	10.3%	12.4%	14.9%	12.4%	10.4%	8.6%
Operating ratio	12.0%	13.7%	11.2%	10.0%	10.7%	12.9%	9.0%	8.9%

Through the third quarter of 2006 we experienced a general trend-line of improving gross yield ratios, net interest margin and other income ratios due to the change in mix of our managed receivables toward a greater proportion of them being comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This trend was largely reversed in the fourth quarter of 2006, and these ratios were significantly depressed in the first quarter of 2007 by one or more of the following factors:

•

Our late third quarter 2006 decision to discontinue finance charge and fee billings on credit card accounts that become over 90 days delinquent reduced our first quarter 2007 gross yield ratio as this is the first quarter for which we billed no finance charges and fees on any accounts over 90 days delinquent; this billing practice change also carried through to reduce our net interest margin and other income ratio for the same reason. Moreover, our net interest margin and other income ratio were more dramatically affected by the billing practice change because charge offs of finance charges and fees netted against these ratios included balances attributable to finance charges and fees assessed on accounts that became over 90 days delinquent prior to the fourth quarter 2006 implementation of our change to discontinue such billings.

•

Marketing volume-based volatility for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range caused a peak in delinquencies at the end of the third and fourth quarters of 2006 and higher charge-off levels in the fourth quarter of 2006 and first quarter of 2007. This class of receivables reaches peak charge off on a vintage basis between approximately eight to nine months after card activation, and we experienced marketing-based volatility in our volumes associated with this product offering as we ramped up its growth rates significantly late in 2005 and in the first half of 2006. As such, we experienced a heightened level of charge offs and delinquencies for this class of receivables in both the fourth quarter of 2006 and the first quarter of 2007 as significant vintages of receivables reached their charge-off peak during these quarters. As growth rates for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range normalize as we expect they will and as our asset base for this pool of receivables grows, we are less likely to experience the same degree of marketing volume-based volatility in peak charge-off vintages that we experienced over the past two quarters. The higher charge offs cited here depressed our net interest margin (which is net of finance charge and late fee charge offs) and our other income ratio (which is net of other fee charge offs) in both the fourth quarter of 2006 and the first quarter of 2007.

•

We experienced better than expected early bucket roll rates and lower than expected delinquencies in the first quarter of 2007, which significantly reduced our expected late fee assessments, thereby resulting in a lower first quarter of 2007 gross yield ratio and net interest margin. This phenomenon also cause some marginal depression in our other income ratio as over-limit billings included in the other income ratio are typically higher for delinquent cardholder accounts. While adversely affecting first quarter 2007 income, the lower than expected first quarter 2007 delinquencies are expected to result in lower charge offs for us in predominantly the third quarter of this year.

•

Our gross yield, net interest margin and other income ratios have been affected by the ongoing investigations by the FDIC and FTC. Throughout the course of the investigations and in the first quarter of 2007 in particular, we have made certain account management decisions in deference to our relationships with our issuing bank partners. For example, in the first quarter of 2007, we systematically issued certain late fee and over-limit fee billing credits to 85,000 customer accounts related to the potential for customer confusion over a change we made to their minimum payment requirements.

Other factors relevant to an analysis of the above table include:

•

Higher trending quarterly gross yield ratios since the quarter ending June 30, 2005 correlate with (1) interest rate increases associated with cardholder accounts, such rates being indexed to prime rates which have increased along with Federal Reserve Board rate increases over the past several quarters, (2) higher quarterly delinquency rates (and hence higher quarterly late fee billings) experienced in the latter half of 2006 for the receivables within our originated portfolio master trust and purchased portfolios, and most significantly (3) higher trending quarterly delinquency rates (and hence higher quarterly late fee billings) associated with our change in receivables mix toward a greater percentage of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. As noted previously, these receivables experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables.

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

•

The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs that exceeded our expectations coming into that fourth quarter. This rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we experienced significantly lower bankruptcy and other delinquency charge offs than normal during the first quarter of 2006. Bankruptcy-related charge offs during the subsequent quarters of 2006 also were somewhat lower than normal as well due to the October 2005 bankruptcy law changes, but the effects of these lower bankruptcy-related charge offs were and continue to be offset by increased charge offs associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which was particularly evident in the fourth quarter of 2006 and the first quarter of 2007.

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

•

Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we can experience greater volatility in our charge offs depending on the timing and relative volumes of quarterly account originations underlying these receivables in the months preceding their charge off. As noted above, we experienced significant adverse effects of this volatility in the fourth quarter of 2006 and first quarter of 2007 as a significant level of high volume vintages reached peak charge-off vintage during these two quarters. Not only did these peak charge-off vintages adversely affect our net interest margin and other income ratio as noted above, but they also significantly increased our net charge off and adjusted charge off ratios in the fourth quarter of 2006 and to a much greater degree in the first quarter of 2007.

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

•

Growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range accounts for much of the increase in the combined gross charge off ratio throughout 2006 and into 2007 relative to the respective quarters of 2005 and 2006, notwithstanding that the net charge off ratio actually declined slightly in the third and fourth quarters of 2006 relative to the third and fourth quarters of 2005. The mix change in our receivables based on disproportionately larger growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios; however, the fact that the ratio of principal receivables to total receivables for this category of receivables is smaller than for our other originated and purchased credit card receivables means that the effects of the mix change are not as great for our net charge off and adjusted charge off ratios as they are for our combined gross charge off ratio.

•

While some of the significant rise in the combined gross charge off ratio between the third quarter of 2006 and the fourth quarter of 2006 can be explained by our receivables mix change as discussed previously, much of this increase is attributable to marketing volume-based volatility for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we can experience greater volatility in our combined gross charge off statistics depending on the timing and relative volumes of quarterly account originations underlying these receivables in the months preceding their charge off. We experienced adverse effects of this volatility in the fourth quarter of 2006 and the first quarter of 2007 as a significant level of high volume vintages flowed through to peak charge-off vintage during these two quarters.

•

Credit quality improvements within our portfolios and the pull-through effects of the October 2005 bankruptcy law changes discussed above contributed to trending lower net charge off ratios when comparing 2006 quarterly data to 2005 quarterly data. The change in receivables mix toward greater percentages of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range has adversely affected our net charge off ratios throughout 2006 and in the first quarter of 2007 as these offerings experience higher principal charge offs and principal charge off ratios than we generally experience for our other originated and purchased credit card receivables. The magnitude of these adverse effects on our net charge off ratio increased in the fourth quarter of 2006 and into the first quarter of 2007 as a significant level of high volume vintages is flowing through to peak charge-off vintage during these two quarters.

•

The gap between our net charge off ratio and our adjusted charge off ratio generally narrowed throughout 2005 and 2006. With each passing quarter since the purchase of our last portfolio purchased at a discount to the face amount of the portfolio’s receivables (the last of which occurred in the first quarter of 2005), there is a greater percentage of our total managed receivables and charge offs thereon that is comprised of receivables that we have originated at par rather than purchased at discounts off of their par value; this phenomenon causes the gap between our net charge offs and adjusted charge offs (and their associated ratios) to narrow with each such passing quarter. With our acquisition of approximately £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom at a discount to face, we expect the gap between our net charge off ratio and adjusted charge off ratio to widen significantly in the second quarter of 2007 and then to taper off again over time as we fund cardholder purchases within that portfolio dollar for dollar.

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

•

While the fulfillment of our commitments under the assurance agreement with the New York Attorney General contributed to the increase in our operating ratio in the second quarter of 2006, the general trending increase in 2006 and 2007 operating ratios compared to similar quarter 2005 operating ratios is principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This disproportionately growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006 and into the first quarter of 2007, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. Our expanding number of issuing bank relationships and new product lines also has contributed to higher credit card servicing costs. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Our fourth quarter 2006 and 2005 operating ratios bear the respective effects of a $15.0 million charitable contribution and a $12.0 million charitable contribution.

Some of our future expectations regarding the financial, operating and statistical data noted in the above table include:

•

Our acquisition of approximately £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom at a discount to face is expected to have profound effects on the above financial, operating and statistical data. Considering the effects of this acquisition (coupled with the mix change dynamics for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range), we expect to see (1) a spike in our second quarter 2007 combined gross charge off ratio, (2) a spike in our second quarter 2007 net charge off ratio followed by a gradually declining net charge off ratio in subsequent quarters of 2007, (3) a significant reduction in our adjusted charge off ratio in the second quarter of 2007 followed by a gradually increasing adjusted charge off ratio in the succeeding quarters of 2007 as the gap between our net charge off ratio and adjusted charge off ratio narrows with our funding of cardholder purchases within the United Kingdom portfolio dollar for dollar and (4) a reduction in our operating ratio based on the fact that the United Kingdom portfolio is comprised of accounts with larger balance receivables than those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

•

We expect to see a permanently lower gross yield ratio and combined gross charge offs ratio (all other factors being equal) associated with the now complete implementation of our decision to cease billing finance charges and fees on credit card accounts that become over 90 days past due.

•

We expect our net interest margins and other income ratios to show improvement in each successive 2007 quarter now that the large vintage of peak charge off receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range has charged off in the first quarter of 2007.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward (in thousands) of our investments in previously charged-off receivables activities:

Three Months Ended March 31, 2007
Unrecovered balance at beginning of period	$12,871
Acquisitions of defaulted accounts	12,816
Cash collections	(24,385)
Accretion of deferred revenue associated with Encore Capital Group, Inc. forward flow contract	(4,736)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	17,184

Balance at the March 31, 2007	$13,750

Estimated remaining collections (“ERC”)	$67,093

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

Previously charged-off receivables held as of March 31, 2007 are principally comprised of those associated with Chapter 13 Bankruptcies and our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisition and collection of Chapter 13 Bankruptcies, its balance transfer program and other previously charged-off receivables activities throughout 2007 and beyond. Such activities will include its acquisition of previously charged-off receivables from the securitization trusts that we service and from us and the sale of these charge offs for a fixed sales price under its five-year forward flow contract with Encore Capital Group, Inc (“Encore”).

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 42.7% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. As the composition of our defaulted accounts includes more of this type of receivables, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

During the three months ended March 31, 2007, our Investments in Previously Charged-off Receivables segment’s pre-tax income increased 112.2% compared with the same period in 2006, reflecting increased volumes of charged off accounts sold under its 5-year forward flow agreement with Encore and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing niches. We expect our Investments in Previously Charged-off Receivables segment to grow its revenues and income at a more modest rate throughout 2007 as its purchase and sale activities under the Encore forward flow agreement are expected to remain relatively flat, while its balance transfer and chapter 13 bankruptcy activities are expected to grow at a double-digit percentage growth rate. During the past two quarters, Jefferson Capital has increased its purchases of third-party normal delinquency charge offs (which are not connected to the Encore forward flow agreement) as it has seen pricing for certain charge-off portfolios become more attractive. Any significant portfolio acquisition of third-party normal delinquency charge offs could have a short-term negative impact on Jefferson Capital’s income as operating expenses would be incurred under its cost recovery accounting method, while revenue recognition would be delayed until basis in the acquired portfolio were completely recovered.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists primarily of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. As of March 31, 2007, our Retail Micro-Loan segment subsidiaries operated a total of 469 storefront locations in 16 states as well as the United Kingdom.

In most of the states in which they have historically operated, our Retail Micro-Loans subsidiaries have made cash advances and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, our subsidiaries began to evaluate strategic alternatives within these states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina Retail Micro-Loans subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina Retail Micro-Loans subsidiary began pursuing a direct lending model in North Carolina in compliance with existing State regulatory frameworks, as well as closing several North Carolina locations. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of these alternative lending models in both North Carolina and West Virginia, as they could not see the alternative lending products as providing acceptable long-term returns for the business. By the end of the third quarter of 2006, our North Carolina subsidiary had closed all of its original 52 branch locations and our West Virginia subsidiary had closed all of its original 11 branch locations. In Arkansas, during the second quarter of 2006, we began offering loans directly to customers under an alternative lending model, in compliance with state law. This alternative lending model has been well-received by our customers, and, during the third quarter of 2006, we succeeded in returning our Arkansas operations to profitability. In Florida, the fourth state in which we previously processed and serviced micro-loans on behalf of our bank partner, we began offering loans directly to customers during the fourth quarter of 2006, and we expect our Florida operations to return to profitability during 2007.

During the three months ended March 31, 2007, we opened 10 branch locations, including 6 locations in Texas, 3 locations in the United Kingdom and 1 location in Louisiana. We plan to continue expanding our store operations in Texas and the United Kingdom during 2007. During the three months ended March 31, 2007, we closed 16 branch locations, including all 7 of our branch locations in Virginia. The decision to close all of our Virginia locations was driven by our exit from North Carolina and West Virginia, which left our Virginia stores isolated geographically and made it more difficult to scale our Virginia operations toward profitability. As of March 31, 2007, we operated 26 locations in the state of Texas, where our Texas micro-lending subsidiary offers and provides credit services under a credit services organization (“CSO”) program to customers who apply for micro-loans offered by NCP Finance Limited Partnership, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, our Texas subsidiary provides a letter of credit to the third-party lender to secure the customer’s payment obligations in the event of a customer default. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services. In addition to offering credit services in our Texas retail branch locations, we also began testing the marketing of credit services via the Internet to Texas residents during the third quarter of 2006. Though representing a different marketing channel, these credit services are offered under the same CSO program as the retail branch locations.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we have focused on potential opportunities in the United Kingdom, where we believe customers will be receptive to the kind of “multi-line” financial centers that have characterized our recent store expansion strategy in the United States. As of March 31, 2007 we had 4 de novo stores operating in the greater London area.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	For the three months ended March 31,
	2007	2006
Beginning number of locations	475	509
Opened locations	10	—
Closed locations	(16)	(15)

Ending locations	469	494

	For the three months ended March 31,
	2007	2006
Gross retail micro-loans fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$26,163	$20,939
Processing and servicing revenues from FDIC-chartered bank	—	3,735

Total gross revenues	$26,163	$24,674

Income (loss) before income taxes	$1,011	$(17,039)

Period end loans and fees receivable, gross	$73,077	$51,312

The loss before income taxes for the first quarter of 2006 reflects impairment, indemnification, loan loss and other charges of $15.5 million (including $10.5 million of associated goodwill impairment) primarily related to operating changes resulting from the FDIC’s actions in February 2006. While the FDIC’s February 2006 actions resulted in the losses cited above, we are pleased with the revenue growth evident in our core direct storefront micro-loan operations. We believe this growth demonstrates positive momentum and favorable operating trends in the core ongoing business of our Retail Micro-Loans segment. Throughout 2007, we expect the new products that we have been rolling out under our multi-product line strategy to contribute to revenue growth within our Retail Micro-Loans segment, and we expect to see improved profitability, both overall and on a per-store basis.

Auto Finance Segment

Our Auto Finance segment now includes a variety of auto sales and lending activities through our CAR, JRAS and ACC platforms.

Our CAR platform acquired in April 2005 consists of a nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business, from which CAR purchases auto loans at a discount or for which CAR services auto loans for a fee. CAR generates revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. CAR generally earns discount income over the life of the applicable loan. Additionally, CAR generates revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. In the second quarter of 2006, CAR launched a new product, Dealer Equity Advance Loan (“DEAL”), whereby CAR earns interest income on a loan made directly to the dealer. In the DEAL program, the dealer maintains the responsibility to service the customer accounts securing the loan to the dealer. Also during the second quarter of 2006, CAR launched a contract custodial program to service smaller line of credit loan providers in the markets it services. CAR began a limited test launch of a second new product, Dealer Select Advance or DSA, in 2006 which continued into the first quarter of 2007. It is expected that this new product will see growth through the remainder of 2007 as it is rolled out in a general release. In addition to these offerings, CAR is in the process of forming strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base and is testing its ability to cross-sell other CompuCredit and subsidiaries’ products to a select number of customers from within its existing customer base.

In January 2007, we acquired a 75% ownership interest in JRAS, a “Buy Here/Pay Here” dealer, for $3.3 million. JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 30 months and credit is approved and payments are received in each store front. JRAS currently retains all loans and servicing for all contracts. At its acquisition date, JRAS operated 4 retail locations in Georgia. As of March 31, 2007, JRAS had procured three additional locations that will open over the next few months. We intend to expand its operations over the next year.

We also acquired the assets of San Diego, California-based ACC in February 2007. In conjunction with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a customer quality perspective, is slightly above the niche served by CAR, which makes our acquisition of ACC quite complementary to our CAR operations. While our CAR platform acquires existing retail installment contracts directly from dealers and small finance companies, ACC directly extends loans to consumers of predominantly franchise automobile dealerships.

Collectively, we serve 1,380 dealers through our Auto Finance segment in 44 states. Selected financial, operating and statistical data (dollars in thousands) for our Auto Finance segment are as follows:

	For the three months ended March 31,
	2007	2006
Gross revenue	$19,924	$11,721

(Loss) income before income taxes	$(593)	$847

Period end loans and fees receivable, gross	$280,793	$142,191

Number of automobiles sold during quarter	258	—

Auto loan originations/purchases during quarter	41,837	46,194

Number of loans held/serviced as of quarter end	47,845	39,171

While we expect profitable growth throughout the remainder 2007 associated with our Auto Finance segment and while we are very encouraged with the early sales and origination results we have seen for our JRAS and ACC acquisitions, the $0.6 million loss we experienced in the first quarter principally reflects contraction of loans receivable within our CAR platform coupled with the fact that our CAR platform management team had not adjusted its expense levels to correspond with contractions in its loans receivable balances. In the latter part of first quarter, we saw some moderation in the level of receivables contraction within the CAR platform, as well as improved delinquencies. Our CAR platform management team has also undertaken an expense reduction initiative to right-size expense levels based its lower loans receivable levels. While we are uncertain whether we can see significant loans receivable growth within the CAR platform during 2007, we are optimistic that recent delinquency and charge off trends and the expense reduction initiative can produce acceptable returns on the equity that we have invested in this platform. We also are quite optimistic about our ability to grow significantly throughout 2007 and beyond within our JRAS and ACC platforms and our ability to integrate our various platform acquisitions together to the extent necessary to realize operating efficiencies in risk, collections, information technology and other infrastructure and overhead categories.

Other Segment

Our Other segment encompasses various activities that are start-up in nature. As reflected in the financial data for the Other segment within our segment data (see Note 3, “Segment Reporting,” to our condensed consolidated financial statements included herein), we have invested significantly in a variety of start-up businesses in keeping with our diversification strategy. Moreover, as with any start-up effort, there is testing that needs to occur as we work to refine our product offerings and businesses within our Other segment. For example, we have experimented in recent months with different underwriting processes and thresholds for a variety of Internet-based micro-loan products—this all in an effort to determine the right mix of marketing costs and systems costs versus first-pay defaults. Through our April 2007 acquisition of MEM, we now have a platform for the expansion of Internet-based micro-loan underwriting in the United Kingdom. MEM is the UK’s leading online provider of micro-loans, offering cash advances as its core product, as well as term loans and other financial services products including financing for mobile telephone handsets.

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners proved too great relative to the revenue potential of this product offering. As such, we retooled our stored-value card offering to expand the utility of the product and to focus on distribution of this product as an adjunct to certain of our credit card offerings or as an offer to consumers who come to us through Internet and other marketing channels and who may not be in a situation that currently warrants our extending credit to them through one of our lending products. Our expectations are that we can learn about the income and spending patterns of these particular stored-value card customers so that we can graduate them into our credit products over time. We also continue to look at potential out-sourcing partnerships relative to this card offering to better align ourselves within the market and to further reduce costs within this area.

Beyond our shift in focus for our stored-value card offerings, we continue to develop an underwriting, servicing and collections platform that utilizes non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external databases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods and payment processing tools that currently are unique in the marketplace. We generally refer to these collective methods, models and processes as our MEP, and we consider them proprietary in nature. To date (and after an extensive research and development effort), we have launched the Imagine MasterCard credit card product utilizing the MEP; we now include the costs and revenues associated with this product within our Credit Cards segment. The MEP has enabled us to expand the scope of consumers we can approve profitably for these credit card products beyond what we traditionally could approve using our credit bureau-oriented underwriting models. Customers acquired to date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP also has allowed us to market our products on television, the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large numbers of profitable credit card customers for us. Starting in the third quarter of last year, we began to utilize the MEP in connection with our installment lending activities, and we believe we can use it to enter other product lines, including retailer financing, auto lending and consumer receivables factoring, in the future.

Our Other segment also is using its technologies to underwrite, service and collect a wide variety of third-party consumer finance receivables. Through our dealer relationships and based on studies of asset quality that we performed over the past two years or so, we expect to be purchasing asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles, personal watercraft and the like during the second quarter of this year.

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

The following table details (in thousands) the pre-tax losses that we have incurred for our major initiatives within the Other segment:

	For the three months ended March 31,
	2007	2006
Stored-value card	$(692)	$(3,960)
Internet micro-loans	(2,085)	(3,287)
Third-party receivables servicing and asset-secured consumer finance receivables	(2,513)	(2,743)
Other	(2,358)	(672)

Total	$(7,648)	$(10,662)

Liquidity, Funding and Capital Resources

At March 31, 2007, we had $123.4 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity:

•

During the three months ended March 31, 2007, we generated $146.7 million in cash flow from operations, compared to $48.8 million during the three months ended March 31, 2006. The $97.9 million increase is due in part to: (1) the returns and cash flows that we experience with respect to our growing portfolio of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; and (2) increased income and cash flows recognized with respect to our Investment in Previously Charged-Off Receivables segment based on increased sales under its 5-year forward flow agreement with Encore Capital and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing. Partially offsetting these increases are (1) reductions in profitability associated with our purchased portfolios as the receivables underlying these trusts continue to decline and (2) reductions in overall fee billings given our fourth quarter decision to no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent

•

During the three months ended March 31, 2007, we used $231.7 million of cash in investing activities, compared to using $119.8 million of cash for the three months ended March 31, 2006. This $111.9 million increase in cash used in investing activities is due to our use of $191.4 million related to our acquisitions of ACC and JRAS which closed during the three months ended March 31, 2007 and funds placed in escrow for the April 2007 acquisition of MEM. This increase is partially offset by the overall decline in cardholder purchases as receivables underlying our purchased portfolios continue to decline at a faster pace than the rate at which they are replaced by principal receivables within our newly originated accounts.

•

During the three months ended March 31, 2007, our financing activities provided $114.8 million, compared to a use of $10.3 million during the same period in 2006. The $125.1 million increase in provided cash flow is due primarily to $146.0 million of additional borrowings related to our acquisition of ACC and $53.9 million of proceeds from the exercise of warrants offset by the $86.5 million used to purchase treasury stock during the three months ended March 31, 2007.

Beyond the effects on our liquidity position and capital structure of the items noted in our consolidated statement of cash flows are (1) our April 2007 acquisition of 95% of the outstanding shares of MEM for £11.6 million ($22.3 million) in cash , (2) our April 2007 acquisition of approximately £490 million ($970 million) in face amount of Monument branded credit card receivables in the United Kingdom from Barclaycard, a division of Barclays Bank PLC for approximately £390 million ($770 million) in cash, and (3) continuing investments that we have made in originations within our business segments subsequent to March 31, 2007.

Considering these additional uses of our liquidity and the fact that a substantial portion of the cash purchase price obligation for the U.K. credit card receivables portfolio was funded through a traditional securitization financing, we have approximately $425 million in immediately available liquidity as of the date of this report. This available liquidity is represented by cash balances and draw potential against our collateral base within our originated portfolio master trust and our collateral base supporting our existing structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. While we believe that our $425 million liquidity level is sufficient to support our organic growth plans throughout 2007, we anticipate the need for and use of securitization and other financing facilities or equity issuance proceeds should we proceed with further acquisitions of significance in 2007. As we expect to explore acquisition opportunities throughout 2007 and beyond through our efforts to acquire other credit card receivables portfolios and our expansion into product and service offerings complementary to our sub-prime consumer market, we expect to evaluate debt and equity issuances as a means to fund these activities and we expect to avail ourselves of opportunities to raise additional capital if the terms and pricing are attractive to us.

Our repurchase of an aggregate 2,884,163 shares of our common stock in a privately negotiated transaction was part of the share repurchase program that our board of directors authorized in May 2006. Following this repurchase, we are authorized to repurchase 7,115,837 additional shares under our repurchase program. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of March 31, 2007, we had committed total securitization facilities of $2.1 billion, of which we had drawn $1.0 billion ($150.0 million of which remained within an originated portfolio master trust special funding account at March 31, 2007). At March 31, 2007, the weighted-average borrowing rate on our securitization facilities was approximately 6.7%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which a substantial majority of our managed credit card receivables serve as collateral as of March 31, 2007. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2007(2)	$306.0
January 2008(3)	1,000.0
October 2009(4)	299.5
October 2010(4)	299.5
January 2014(5)	151.5
January 2014(6)	28.4

Total	$2,084.9

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our condensed consolidated statements of operations or condensed consolidated balance sheet items included herein.

(2)	Represents the end of the revolving period for a $306.0 million conduit facility.

(3)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the term and an orderly amortization of the facility at expiration.

(4)	In October 2004, we completed two term securitization facilities that we issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.

(5)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

(6)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

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

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. In our Annual Report on Form 10-K for the year ended December 31, 2006, we discuss the six areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, goodwill and identifiable assets and impairment analyses, and investments in securities) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 7, “Off-Balance-Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate of $24.19 per square foot is the same as the rate that we pay on the prime lease. Total rent for the three months ended March 31, 2007 for the sublease was approximately $44,000.

See Note 2, “Summary of Significant Accounting Policies and Consolidated Financial Statements Components,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the investments in previously charged-off receivables by one of our subsidiaries from trusts serviced by us.

See Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements included in this report for discussion of an indemnity agreement into which we have entered with Maverick associated with its participation in loans originated by a financial institution for which we have provided micro-loan servicing and processing services. Richard W. Gilbert, a Director on our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager.

On December 4, 2006, the Company established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which the Company purchases credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust receives 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by the Company in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III, owns a substantial minority interest in Urban Trust and serves on its Board of Directors. In December 2006, Urban Trust deposited $0.7 million with CompuCredit to cover its share of future expenses of the program. Also in December 2006, CompuCredit deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders. Through March 31, 2007, Urban Trust used $0.4 million of the $0.7 million deposit to fund its share of the net costs of the program, and its share of cardholder accounts was approximately $88,000. In April 2007, we deposited an additional $2.0 million with Urban Trust to cover the growth in purchases by Urban Trust cardholders.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, marketing-based volatility in peak charge-off vintages, acquisitions and other growth opportunities, location openings, loss exposure and loss provisions, delinquency and charge-off rates, securitizations and gains and losses from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans, the profitability of our Auto Finance segment, expansion and growth of JRAS and ACC platforms, integration of our Auto Finance platforms, our expansion in the United Kingdom, the impact of the acquisition of the Monument-branded credit card receivables on our financial performance, sources of funding acquisitions, our ability to raise funds, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

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

At March 31, 2007, a substantial portion of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with receivables carrying annual percentage rates at a spread over the prime rate (8.25% at March 31, 2007), subject to interest rate floors. At March 31, 2007, $20.3 million of our total managed receivables were priced at their floor rate, of which, $10.5 million of these receivables were closed and therefore ineligible to be repriced and the remaining $9.8 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $10.5 million in closed account receivables reach their floor rate would result in an approximate $39,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $9.8 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impact on our cash flows.

Foreign Currency Risk

The translation of the balance sheets of our newly launched and acquired non-U.S. operations from local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments within shareholders’ equity. We will also have transactional gains and losses that are caused by changes in foreign currency exchange rates compared to the U.S. dollar. These transaction gains and losses flow through our condensed consolidated statement of operations.

Commodity Price Risk

From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets) that represent sub-prime credit risks of individuals. These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. Although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At March 31, 2007, we had investments in the debt and similar securities of others of $163.8 million.

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

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. As of March 31, 2007 we have not recorded any accruals related to this lawsuit.

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

Our Cash Flows Are Dependent Upon the Cash Flows Received on the Receivables Underlying Our Securitizations and From Our Other Credit Products.

The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which cardholders use their cards. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risk of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables, the value of our retained interests and our loans and fees receivable will decline, and we will experience reduced levels of net income.

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts and receivables. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be higher during periods of economic abundance or recession than those experienced by more traditional providers of consumer credit because of our focus on the sub-prime market. Changes in credit use, payment patterns and the rate of defaults by account holders may result from a variety of unpredictable social, economic and geographic factors. Social factors include, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt and the stigma of personal bankruptcy. Economic factors include, among other things, the rates of inflation, the unemployment rates and the relative interest rates offered for various types of credit. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, could have a direct impact on the timing and amount of payments of receivables.

We recently purchased a substantial portfolio of receivables in the United Kingdom and now will have greater exposure to the U.K. economy and currency exchange rates. In April 2007, we purchased a portfolio of credit card receivables having a face value of £490 million ($970 million) as of the date of purchase. Although we have had minor operations in the United Kingdom previously, this is our first significant investment there, and we now will have substantially greater exposure to fluctuations in the United Kingdom economy. As a result of this investment, we also will have greater exposure to fluctuations in the relative values of the United States dollar and the British pound.

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Income from the sale of receivables in securitization transactions and income from retained interests in receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Significant portions of this income are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and will cause fluctuations in our net income.

Increases in expected losses and delinquencies may prevent us from securitizing future receivables on terms similar to those that currently are available or otherwise from obtaining favorable financing for non-securitized receivables. Greater than expected delinquencies and losses also could impact our ability to complete other securitization or financing transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available.

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

Increases beyond expected losses and delinquencies may cause us to incur losses on our retained interests and losses on our loans and fees receivable. If the actual amounts of delinquencies and losses that occur in our securitized receivables or our on-balance-sheet receivables are greater than expected, the value of our retained interests in the securitization transactions and our loans and fees receivable, net on our condensed consolidated balance sheet will decrease. Since we derive substantial income from our retained interests and loans and fees receivable, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. In addition, under the terms of our securitizations agreements, levels of loss and delinquency could result in us being required to repay our securitization investors earlier than expected, reducing funds available to us for future growth. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables originate from sub-prime borrowers. Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we use in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Because our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact. We have no immediate plans to issue or acquire significant higher-grade receivables.

Seasonal factors may result in fluctuations in our net income. Our quarterly income may substantially fluctuate as a result of seasonal consumer spending. In particular, our credit card customers may charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables we manage and subsequently securitize or finance during those periods.

The timing and volume of originations with respect to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range may cause significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. Given the significant and variable growth rates that we have experienced for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain conditions that must be fulfilled in order for funding to be available. Although our primary credit card receivables securitization facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations within our originated portfolio master trust, in the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, so-called “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

Our growth is dependent on our ability to add new securitization and financing facilities. We finance our receivables through securitizations and financing facilities. To the extent we grow our receivables significantly, our cash requirements are likely to exceed the amount of cash we generate from operations, thus requiring us to add new securitization or financing facilities. Our historic and projected performance impact whether, on what terms and at what cost we can sell interests in our securitizations or obtain financing from lenders. If additional securitization and financing facilities are not available on terms we consider acceptable, or if existing securitization and financing facilities are not renewed on terms as favorable as we have now or are not renewed at all, we may not be able to grow our business and it may contract in size.

As our securitization and financing facilities mature, they will be required to accumulate cash that therefore will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables and effectively the maturing facility maintains its priority in its right to payments following collections on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If our securitization facilities begin to accumulate cash and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facilities accumulating cash, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash.

The documents governing our securitization facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” investors can accelerate payments. Early redemption events include portfolio performance triggers, the termination of the affinity agreement with CB&T, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In the Merrill Lynch facility, an early redemption event also may be triggered based on a total consolidated equity test or a change of control in CompuCredit. If an early redemption event occurs, principal payments would be made to investors to reduce their interests in our securitizations. As investors’ interests in our securitizations decrease, our liquidity would be negatively impacted and our financial results may suffer. We would need to obtain alternative sources of funding, and there is no certainty that we would be able to do so. Similar triggers exist with respect to the financing facilities for our loans and fees receivable retained on our balance sheet, the refunding of which could be made more difficult or impossible at terms acceptable to us if we hit such triggers.

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card-based asset-backed securities and the general economy.

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

Intense competition for customers may cause us to lose receivables to competitors. We may lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our future growth depends largely upon the success of our marketing programs and strategies. Our credit card business competes with national, regional and local bank and other credit card issuers, including issuers of American Express®, Discover®, Visa® and MasterCard® credit cards. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, we generally are responsible for the remedies as a result of our indemnification obligations with those banks.

Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of significant fees to affected customers and the payment of fines. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees and payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and although it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations, business position and consolidated financial statements, an adverse outcome could have a materially adverse effect upon us.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of March 31, 2007, approximately 3.4% of our accounts (representing approximately 5.5% of our receivables) were experiencing negative amortization; this compares with 3.8% of accounts and 5.9% of our receivables experiencing negative amortization as of December 31, 2006 and 3.4% of accounts and 6.0% of our receivables experiencing negative amortization as of March 31, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of 2006 we began a review of our practices in this area. As a result of this review, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over 90 days delinquent. In addition, we are reviewing alternative minimum payment, fee and other credit terms designed to prevent negative amortization. We have not, however, made any assessment of the impact of any changes on our business, although changes could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables, might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC investigations discussed above, although we expect them to resume opening new accounts once these investigations are substantially complete. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products), the manner in which we market them or our servicing and collection practices. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

In 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-four states through twelve branches, three regional processing centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. In February 2007, we acquired the business of ACC, also an automobile lender. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, the CAR Financial Services business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of March 31, 2007, credit card portfolio acquisitions account for 19.7% of our total credit card managed receivables portfolio based on our ownership percentages, and in April 2007 we purchased a portfolio in the United Kingdom having a face amount of $970 million (£470 million) as of the date of purchase.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets) that represent sub-prime credit risks of individuals. These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At March 31, 2007, we had investments in the debt and similar securities of others of $163.8 million.

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

In January 2007, we issued 2,400,000 shares of our Common Stock to certain holders of common stock purchase warrants (the “Warrants”) upon the exercise of such Warrants. The Warrants were originally issued in a private offering pursuant to Section 4(2) of the Securities Act. The holders of the Warrants were accredited investors under Rule 501 of the Securities Act at the time of issuance and exercise of the Warrants, and we have registered the resale of such shares of common stock under the Securities Act. The issuance, terms and conditions of the Warrants and the registration of the shares underlying the Warrants have been previously disclosed in our SEC filings. The exercise price of the Warrants was $22.45 per share. We received $53,880,000 in proceeds, which will be used for general corporate purposes.

The following table sets forth information with respect to our repurchases of common stock during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31	—	—	—	10,000,000
February—February 28	—	—	—	10,000,000
March 1—March 31	2,884,163	$30.00	2,884,163	7,115,837

Total	2,884,163	$30.00	2,884,163

(1)	In May 2006, our board of directors authorized a program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

May 8, 2007	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)