Form 10-Q
period 2007-06-30
COMPUCREDIT CORP
filed 2007-08-01
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2007

of

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

As of July 27, 2007, 49,199,083 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $25,484 at June 30, 2007 and $15,104 at December 31, 2006)	$133,009	$110,412
Securitized earning assets	597,793	801,715
Non-securitized earning assets, net:
Loans and fees receivable, net (of $145,648 and $118,005 in deferred revenue and $291,200 and $225,319 in allowances for uncollectible loans and fees receivable at June 30, 2007 and December 31, 2006, respectively)	923,232	653,716
Investments in previously charged-off receivables	13,357	12,871
Investments in securities	114,675	141,657
U.S. government securities resale agreements	—	50,577
Deferred costs, net	22,770	25,762
Software, furniture, fixtures and equipment, net	81,215	63,986
Investments in equity-method investees	70,598	83,038
Intangibles, net	12,239	12,382
Goodwill	151,995	120,115
Prepaid expenses and other assets	54,361	37,666

Total assets	$2,175,244	$2,113,897

Liabilities
Accounts payable and accrued expenses	$139,151	$112,453
Notes payable and other borrowings	475,883	358,694
Convertible senior notes	550,000	550,000
Deferred revenue, primarily from forward flow agreement	46,145	55,260
Current and deferred income tax liabilities	80,867	112,983

Total liabilities	1,292,046	1,189,390
Minority interests	37,029	40,567
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 61,923,981 shares issued and 54,865,983 shares outstanding at June 30, 2007 (including 5,677,950 loaned shares to be returned); and 59,464,216 shares issued and 55,093,686 shares outstanding at December 31, 2006 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	407,992	321,010
Treasury stock, at cost, 7,057,998 and 4,370,530 shares at June 30, 2007 and December 31, 2006, respectively	(208,207)	(124,084)
Warrants	—	25,610
Cumulative other comprehensive income	1,984	12
Retained earnings	644,400	661,392

Total shareholders’ equity	846,169	883,940

Total liabilities and shareholders’ equity	$2,175,244	$2,113,897

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Interest income:
Consumer loans, including past due fees	$94,741	$65,804	$175,375	$118,779
Other	6,853	4,380	12,363	8,955

Total interest income	101,594	70,184	187,738	127,734
Interest expense	(17,079)	(12,921)	(32,863)	(24,371)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	84,515	57,263	154,875	103,363
Fees and related income on non-securitized earning assets	166,881	144,369	338,032	264,139
Provision for loan losses	(203,219)	(127,933)	(337,659)	(205,762)

Net interest income, fees and related income on non-securitized earning assets	48,177	73,699	155,248	161,740
Other operating income:
Fees and related income on securitized earning assets	71,988	45,140	91,690	95,609
Servicing income	27,191	23,571	46,086	51,381
Ancillary and interchange revenues	18,563	11,044	30,324	19,238
Equity in income of equity-method investees	9,580	25,882	19,299	51,547

Total other operating income	127,322	105,637	187,399	217,775
Other operating expense:
Salaries and benefits	17,841	13,618	36,450	27,419
Card and loan servicing	78,959	60,127	148,431	120,977
Marketing and solicitation	50,907	25,770	87,548	53,152
Depreciation	10,624	7,240	20,743	14,874
Goodwill impairment	—	—	—	10,546
Other	33,587	26,296	69,113	54,955

Total other operating expense	191,918	133,051	362,285	281,923

(Loss) income before minority interests and income taxes	(16,419)	46,285	(19,638)	97,592
Minority interests	(794)	(2,061)	(1,506)	(5,466)

(Loss) income before income taxes	(17,213)	44,224	(21,144)	92,126
Income tax benefit (expense)	6,197	(15,922)	7,612	(33,166)

Net (loss) income	$(11,016)	$28,302	$(13,532)	$58,960

Net (loss) income per common share–basic	$(0.23)	$0.58	$(0.27)	$1.21

Net (loss) income per common share–diluted	$(0.23)	$0.56	$(0.27)	$1.17

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Warrants	Cumulative Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2006	59,464,216	$—	$321,010	$(124,084)	$25,610	$12	$661,392	$883,940
Stock options exercises and proceeds related thereto	129,591	—	1,128	—	—	—	—	1,128
Warrant exercises and proceeds related thereto, including tax benefit of $2,484	2,400,000	—	81,974	—	(25,610)	—	—	56,364
Use of treasury stock for stock-based compensation plans	(231,737)	—	(3,052)	3,428	—	—	(376)	—
Issuance of restricted stock	161,911	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	5,386	—	—	—	—	5,386
Purchase of treasury stock	—	—	—	(87,551)	—	—	—	(87,551)
Tax benefit related to stock-based compensation plans	—	—	1,546	—	—	—	—	1,546
Foreign currency translation adjustment	—	—	—	—	—	1,972	—	1,972
Cumulative effect of adopting FASB Interpretation Number 48	—	—	—	—	—	—	(3,084)	(3,084)
Net (loss)	—	—	—	—	—	—	(13,532)	(13,532)

Balance at June 30, 2007	61,923,981	$—	$407,992	$(208,207)	$—	$1,984	$644,400	$846,169

See accompanying notes.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the Six Months Ended June 30, 2007

(Dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(11,016)	$28,302	$(13,532)	$58,960
Other comprehensive income (loss):
Foreign currency translation adjustment	2,237	(2)	2,568	(4)
Income tax expense related to other comprehensive income	(596)	—	(596)	—

Comprehensive (loss) income	$(9,375)	$28,300	$(11,560)	$58,956

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2007	2006
Operating activities
Net (loss) income	$(13,532)	$58,960
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	20,743	14,874
Impairment of goodwill	—	10,546
Provision for loan losses	337,659	205,762
Amortization of intangibles	2,526	2,779
Accretion of deferred revenue	(14,566)	(6,195)
Stock-based compensation expense	5,386	3,309
Minority interests	1,506	5,466
Retained interests income and securitization gains adjustments, net	29,856	(11,503)
Unrealized loss on debt and equity securities classified as trading securities	13,010	4,531
Income in excess of distributions from equity-method investments	—	(9,830)
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease (increase) in debt, equity and U.S. government securities classified as trading securities	61,817	(5,103)
Decrease (increase) in uncollected fees on non-securitized earning assets	49,721	(71,443)
Decrease in deferred costs	2,992	3,863
Decrease in current and deferred tax liability	(31,624)	(43,171)
Increase in deferred revenue	5,445	2,892
Increase in prepaid expenses	(1,792)	(3,926)
Increase in accounts payable and accrued expenses	19,540	12,093
Other	(6,645)	5,163

Net cash provided by operating activities	482,042	179,067

Investing activities
Proceeds from equity-method investees	12,440	2,440
Investments in securitized earning assets	(626,153)	(743,738)
Proceeds from securitized earning assets	804,227	671,408
Investments in non-securitized earning assets	(1,296,361)	(897,037)
Proceeds from non-securitized earning assets	806,582	635,872
Increase in notes receivable	(5,693)	—
Acquisitions of assets	(191,646)	—
Purchases of and development of software, furniture, fixtures and equipment	(36,381)	(20,719)

Net cash used in investing activities	(532,985)	(351,774)

Financing activities
Minority interests distribution, net	(6,271)	(11,229)
Proceeds from exercise of stock options	1,128	360
Proceeds from the exercise of warrants	53,880	—
Purchase of treasury stock	(87,551)	—
Proceeds from borrowings	236,394	161,000
Repayment of borrowings	(124,413)	(72,106)

Net cash provided by financing activities	73,167	78,025

Effect of exchange rate changes on cash	373	—

Net increase (decrease) in cash	22,597	(94,682)
Cash and cash equivalents at beginning of period	110,412	240,655

Cash and cash equivalents at end of period	$133,009	$145,973

Supplemental cash flow information
Cash paid for interest	$31,095	$18,041

Cash paid for income taxes	$24,154	$76,336

Supplemental non-cash information
Notes payable associated with capital leases	$15,057	$12,172
Issuance of restricted stock and stock options	$5,802	$23,040

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of what our results will be for the year ending December 31, 2007. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for our year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

Restricted cash includes $10.0 million of the gross proceeds associated with our sale of previously charged-off receivables and forward flow contract with Encore Capital Group, Inc (“Encore”), certain collections on our Auto Finance receivables, the cash balances of which are required to be distributed to note holders, and cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our micro-loan activities.

Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated into United States currency in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are included in cumulative other comprehensive income in stockholders’ equity on our condensed consolidated balance sheets. Gains and losses, which result from foreign currency transactions, are included in the accompanying condenses consolidated statements of operations.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net on our condensed consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net consist principally of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (which, except as otherwise noted, include those receivables associated with credit cards issued under our Investment in Previously Charged-Off

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

Receivables segment’s balance transfer program for purposes of our discussion herein), micro-loan activities and auto finance business, none of which we have securitized in off-balance-sheet securitizations. As applicable, we show these receivables net of an allowance for uncollectible loans and fees receivable and net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivables associated with our acquisition of ACC Consumer Finance (“ACC”) are accounted for under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual, or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we account under SOP 03-3, as well as the carrying amounts of and gross loans and fees receivable balances for our loans for which we account under SOP 03-3:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Roll-forward of Accretable Yield:
Balance at beginning of period	$61,115	$—
Accretable yield at acquisition date	787	66,868
Accretion of yield	(6,807)	(11,773)

Balance at June 30, 2007	$55,095	$55,095

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at June 30, 2007	$132,555
Gross loans and fees receivable balance at acquisition date	$192,084
Gross loans and fees receivable balance at June 30, 2007	$157,712

The loans and fees receivable associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation, annual, monthly maintenance, late payment, over-limit, cash-advance and returned-check fees. We recognize both activation and annual fees over a twelve-month period (i.e., the year to which they apply), while we recognize all other fees when assessed to cardholders. The loans and fees receivable associated with our micro-loan activities include principal balances, associated fees due from customers (such fees being recognized as earned—generally over a two-week period) and applicable billed and accrued finance charges associated with certain of our micro-loan products. Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts due from customers, which we recognize over the life of each loan.

We provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect. In the fourth quarter of 2006, we changed our business practices such that we no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent. For credit card accounts that became more than 90 days delinquent prior to our change in billing practices, however, we billed finance charges and fees, but we excluded those billed finance charges and fees from loans and fees receivable, gross and our allowance for uncollectible loans and fees receivable (as well as from related income and provision for loan loss amounts on our condensed consolidated statements of operations) because we concluded that collections of those finance charges and fee billings on those late-stage delinquent receivables were unlikely. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account is open; the forecasted effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2006	Additions	Acquisitions	Subtractions	Balance at June 30, 2007
Loans and fees receivable, gross	$997.0	$1,659.0	$167.4	$(1,463.3)	$1,360.1
Deferred revenue	(118.0)	(187.8)	—	160.1	(145.7)
Allowance for uncollectible loans and fees receivable	(225.3)	(337.7)	—	271.8	(291.2)

Loans and fees receivable, net	$653.7	$1,133.5	167.4	$(1,031.4)	$923.2

Subtractions from the allowance for uncollectible loans and fees receivable in the above table are net of $8.7 million in recoveries on loans and fees receivable previously charged off. Recoveries on loans and fees receivable typically have represented less than 1% of average loans and fees receivable, gross balances.

We include finance charges and late fee income associated with loans and fees receivable in interest income under the consumer loans, including past due fees category on our accompanying condensed consolidated statements of operations. Additionally, we reflect $175.2 million, $322.3 million, $135.3 million and $243.6 million of fee income associated with these loans and fees receivable for the three and six months ended June 30, 2007 and 2006, respectively, in fees and related income from non-securitized earning assets on our condensed consolidated statements of operations. As of June 30, 2007, the weighted-average remaining accretion period for the $153.2 million of deferred revenue reflected in the above table was 8.7 months.

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Unrecovered balance at beginning of period	$13,750	$12,871
Acquisitions of defaulted accounts	11,038	23,854
Cash collections	(23,008)	(47,393)
Accretion of deferred revenue associated with Encore forward flow contract	(4,158)	(8,894)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	15,735	32,919

Balance at June 30, 2007	$13,357	$13,357

Estimated remaining collections (“ERC”)	$67,368	$67,368

In June 2005, our debt collections subsidiary sold a significant pool of previously charged-off receivables. Remaining after this sale were principally the subsidiary’s pools of previously charged-off receivables primarily associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 43.5% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We purchase these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 8, “Notes Payable, Other Borrowings and Convertible Senior Notes.” We generally classify our purchased debt and equity securities as trading securities and include realized and unrealized gains and losses in earnings in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of June 30, 2007	As of December 31, 2006
Held to maturity:
Investments in debt securities of equity-method investees	$8,257	$10,800
Trading:
Investments in equity securities	4,748	5,211
Investments in asset-backed securities	101,570	125,646

Total investments in debt and equity securities	$114,575	$141,657

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

Our investments in asset-backed securities generally include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. During the three months ended June 30, 2007, the market for these securities was extremely volatile and their values declined significantly. As a result of this volatility and decline in values, our realized and unrealized losses incurred on these securities totaled $28.5 million and $25.7 million for the three and six months ended June 30, 2007.

U.S. Government Securities Resale Agreements. Our investments in U.S. government securities resale agreements generally consist of contracts to repurchase specific U.S. Treasury Bills of varying maturities at fixed prices within 30 days, subject to renewal. The underlying U.S. Treasury Bills are the same securities included as U.S. government securities sold not yet purchased included in notes payable and other borrowings in our accompanying condensed consolidated balance sheets. The investment contracts settle at a stated price, whereas the borrowed securities settle at the market price on the date the contracts expire. Certain of our investments in asset-backed securities are subject to changes in value due to changes in market interest rates. We intend for the change in the value of the borrowed securities to offset the change in the value of the investments in asset-backed securities, if any, resulting from changes in market interest rates.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These amounts are expensed once services have been performed or marketing efforts have been undertaken. Also included are inventory assets held by our buy-here/pay-here auto dealerships which are expensed as the associated sales revenues are earned and various deposits that are required to be maintained with the third-party banking partners.

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) (loss on) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Securitization gains	$100,957	$3,541	$100,957	$4,404
(Loss on) income from retained interests in credit card receivables securitized	(33,828)	35,746	(19,266)	80,542
Fees on securitized receivables	4,859	5,853	9,999	10,663

Total fees and related income on securitized earning assets	$71,988	$45,140	$91,690	$95,609

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the twelve-month cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Note 7, “Off-Balance-Sheet Arrangements,” for further discussion on securitization gains and (loss on) income from retained interests in credit card receivables securitized (including the effects of changes in retained interest valuations).

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Fingerhut credit card receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) transactional, referral and other fees associated with stored-value card, merchant credit and other financial products and services; and (5) gains and losses associated with our investments in securities.

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Retail micro-loan fees	$28,333	$21,504	$54,496	$42,443
Fees on non-securitized credit card receivables	146,848	113,772	267,807	201,123
Investments in previously charged-off receivables	15,735	11,061	32,919	20,358
Other	(24,035)	(1,968)	(17,190)	215

Total fees and related income on non-securitized earning assets	$166,881	$144,369	$338,032	$264,139

Recent Accounting Pronouncements

In July 2007, the FASB approved issuance for comment of a proposed FASB Staff Position (“Proposed FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. Any final guidance under the Proposed FSP is expected to be effective for fiscal periods beginning after December 15, 2007, not to permit early application and to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of the Proposed FSP on our net income and net income per common share. Based on our initial review, however, this Proposed FSP, if adopted and issued as proposed, would change the accounting treatment of our outstanding Convertible Senior Notes and would shift a material portion of our Convertible Senior Notes balances to additional paid-in capital on our consolidated balance sheets, create discount on the Convertible Senior Notes that would be amortized as materially higher interest expense over the life of the Convertible Senior Notes, cause us to show materially lower net income on our consolidated statements of operations, and reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.

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

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”). Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We adopted Interpretation No. 48 as of January 1, 2007 and have

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

increased our tax liabilities and reduced retained earnings by $3.1 million in connection with its adoption. As of the adoption date, we had gross tax-effected unrecognized tax benefits of $52.5 million of which $11.7 million, if recognized, would affect our effective tax rate.

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, the Netherlands and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with our adoption of Interpretation No. 48, we recognized $5.6 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $52.5 million unrecognized tax benefits noted above. During the six months ended June 30, 2007, we recognized $0.7 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of income tax expense.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”). Statement No. 159 allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted provided a company makes the election to do so within 120 days of the beginning of the fiscal year of adoption. We currently are evaluating the effects that the adoption of Statement No. 159 could have on our consolidated results of operations, financial position and cash flows.

3. Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance; and Other.

During the first quarter of 2007, we acquired (1) the assets of ACC, an originator of auto loans generated through its relationships with franchised auto dealers, and a related portfolio of auto loans for which ACC acts as servicer and (2) a 75-percent ownership interest in Just Right Auto Sales (“JRAS”), which sells vehicles to consumers and provides the underlying consumer financing associated with these vehicle sales. The post-acquisition financial results from these operations are included in our condensed consolidated financial statements and Auto Finance segment data for the three and six months ended June 30, 2007.

During the second quarter of 2007, we acquired (1) a portfolio of approximately £490 million ($970 million) in face amount of Monument-branded credit card receivables in the United Kingdom (the “UK Portfolio”) from Barclaycard, a division of Barclays Bank PLC and (2) MEM Capital Limited and its subsidiaries (“MEM”), a United Kingdom-based on-line micro-loans provider. The post-acquisition results from the UK Portfolio are included within our Credit Cards segment while those for MEM are included within our Other Segment.

Historically, we had included within our Investments in Previously Charged-off Receivables segment only a portion of the transactions associated with this segment’s balance transfer program operations—that portion representing the transactions and financial results thereof for the period from acquisition of a debtor’s account balance through the date the debtor became eligible to receive a credit card under the terms of the balance transfer program. Beginning in 2007, however, we have included within our Investments in Previously Charged-off Receivables segment the balance transfer program transactions and financial results thereof for all pre- and post-credit card issuance activities. We have reclassified 2006 balance transfer program data within our segment table below to conform to this new presentation.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three months ended June 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(2,150)	$15,630	$22,573	$9,189	$2,935	$48,177

Total other operating income	$126,268	$467	$—	$587	$—	$127,322

(Loss) income before income taxes	$(23,563)	$10,909	$2,669	$(3,063)	$(4,165)	$(17,213)

Loans and fees receivable, gross	$956,830	$16,137	$87,475	$286,721	$12,917	$1,360,080

Loans and fees receivable, net	$552,765	$12,760	$79,333	$268,250	$10,124	$923,232

Total assets	$1,498,255	$40,131	$201,467	$352,982	$82,409	$2,175,244

Three months ended June 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$35,486	$10,868	$19,060	$10,031	$(1,746)	$73,699

Total other operating income	$103,502	$108	$1,780	$247	$—	$105,637

Income (loss) before income taxes	$42,820	$6,630	$(725)	$3,187	$(7,688)	$44,224

Loans and fees receivable, gross	$525,426	$6,790	$69,494	$147,041	$10,201	$758,952

Loans and fees receivable, net	$296,296	$5,266	$59,553	$120,233	$8,104	$489,452

Total assets	$1,495,713	$35,197	$197,176	$160,394	$25,738	$1,914,218

Six months ended June 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$52,561	$33,360	$43,937	$22,493	$2,897	$155,248

Total other operating income	$185,484	$783	$—	$1,132	$—	$187,399

(Loss) income before income taxes	$(31,703)	$22,348	$3,680	$(3,656)	$(11,813)	$(21,144)

Loans and fees receivable, gross	$956,830	$16,137	$87,475	$286,721	$12,917	$1,360,080

Loans and fees receivable, net	$552,765	$12,760	$79,333	$268,250	$10,124	$923,232

Total assets	$1,498,255	$40,131	$201,467	$352,982	$82,409	$2,175,244

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

Six months ended June 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$92,625	$20,513	$31,957	$17,883	$(1,238)	$161,740

Total other operating income	$211,655	$169	$5,515	$411	$25	$217,775

Income (loss) before income taxes	$112,185	$12,021	$(17,764)	$4,034	$(18,350)	$92,126

Loans and fees receivable, gross	$525,426	$6,790	$69,494	$147,041	$10,201	$758,952

Loans and fees receivable, net	$296,296	$5,266	$59,553	$120,233	$8,104	$489,452

Total assets	$1,495,713	$35,197	$197,176	$160,394	$25,738	$1,914,218

4. Treasury Stock

During the six months ended June 30, 2007, we repurchased an aggregate of 2,884,163 shares of our common stock in a privately negotiated transaction, and we have placed the repurchased shares in treasury. At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three and six months ended June 30, 2007, we reissued 62,265 and 231,737 treasury shares at an approximate gross cost of $1.0 million and $3.4 million, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan. Also during the three and six months ended June 30, 2007, we effectively purchased 3,900 and 35,042 shares at a cost of $0.1 million and $1.1 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

5. Warrants

In connection with a securitization facility into which we entered during the first quarter of 2004, we issued warrants to acquire 2.4 million shares of our common stock at an exercise price of $22.45 per share. The costs associated with this warrant were recorded at fair value ($25.6 million determined using the Black-Scholes model) within deferred costs, net, on our condensed consolidated balance sheets, and the initial deferred cost amount was amortized against income from retained interests in credit card receivables securitized (which is a component of fees and related income from securitized earning assets) over the vesting period of the warrant. In January 2007, the then-current warrant holders exercised their warrants by paying us an aggregate $53.9 million in exercise price.

6. Investments in Equity-Method Investees

As of June 30, 2007 we held a 61.25% interest in CSG, LLC (“CSG”). Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity. We account for our CSG investment using the equity method of accounting. As of June 30, 2007, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of June 30, 2007	As of December 31, 2006
Securitized earning assets	$146,901	$168,288

Total assets	$154,617	$179,107

Total liabilities	$8,490	$10,147

Members’ capital	$146,127	$168,960

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net interest income, fees and related income on non-securitized earning assets	$2	$35,608	$4	$75,786

Fees and related income on securitized earning assets	$18,791	$28,448	$37,674	$51,685

Total other operating income	$21,824	$32,607	$43,971	$60,273

Net income	$20,447	$61,321	$41,225	$121,641

7. Off-Balance-Sheet Arrangements

We securitize certain credit card receivables that we purchase on a daily basis through our third-party financial institution relationships (i.e., generally those receivables that are not associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range). In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to a master trust (the “originated portfolio” master trust), which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was our acquisition of the UK Portfolio and the securitization of its approximately $970 million of gross face amount underlying credit card receivables in the quarter ended June 30, 2007.

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

June 30, 2007

The table below summarizes (in thousands) our securitization activity for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Gross amount of receivables securitized at period end	$2,362,871	$1,681,651	$2,362,871	$1,681,651

Proceeds from collections reinvested in revolving-period securitizations	$319,242	$299,010	$573,172	$602,732

Excess cash flows received on retained interests	$42,612	$65,598	$91,365	$136,582

Securitization gains	$100,957	$3,541	$100,957	$4,404
(Loss on) income from retained interests in credit card receivables securitized	(33,828)	35,746	(19,266)	80,542
Fees on securitized receivables	4,859	5,853	9,999	10,663

Total fees and related income on securitized earning assets	$71,988	$45,140	$91,690	$95,609

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

Generally, we include all collections received from the cardholders underlying each securitization in the securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from those cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our condensed consolidated balance sheets) include the following (in thousands):

	June 30 2007	December 31, 2006
Interest only (“I/O”) strip	$84,876	$81,129
Accrued interest and fees	21,036	15,976
Servicing liability	(19,969)	(8,838)
Amounts due from securitization	13,416	8,738
Fair value of retained interests	498,434	704,710

Securitized earning assets	$597,793	$801,715

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

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

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	June 30, 2007	December 31, 2006	June 30, 2006
Net collected yield (annualized)	27.1%	26.2%	29.9%
Payment rate (monthly)	5.6	6.7	7.0
Expected principal credit loss rate (annualized)	14.6	9.3	14.2
Residual cash flows discount rate	20.0	16.9	14.3
Servicing liability discount rate	14.0	14.0	14.0

During the third quarter of 2006, we re-aligned our net collected yield and expected principal credit loss rate assumptions to better reflect the specific categories of expected returns on our retained interests. In prior periods, these two assumptions represented gross billed yield (exclusive of certain fees earned on securitized receivables) and expected credit loss rates (which were inclusive of expected losses of both billed yield and principal), respectively. Accordingly, the effects of this re-alignment were to reduce the yield used in our Statement No. 140 models to reflect only those cash flows associated with yield that we expect to collect, as well as to correspondingly reduce our expected credit loss rate to reflect only the principal losses we expect to incur. The trending increase in the residual cash flows discount rates reflects reduced levels of excess collateral within our securitization trusts over the past several quarters and some increases throughout 2006 in the LIBOR interest rate index underlying our asset-backed securitization facilities and those in the market generally. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, at lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns.

The following illustrates the hypothetical effect on the June 30, 2007 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Net collected yield (annualized)	27.1%
Impact on fair value of 10% adverse change	$(38,235)
Impact on fair value of 20% adverse change	$(76,574)
Payment rate (monthly)	5.6%
Impact on fair value of 10% adverse change	$(6,460)
Impact on fair value of 20% adverse change	$(12,907)
Expected principal credit loss rate (annualized)	14.6%
Impact on fair value of 10% adverse change	$(21,882)
Impact on fair value of 20% adverse change	$(48,379)
Residual cash flows discount rate	20.0%
Impact on fair value of 10% adverse change	$(7,326)
Impact on fair value of 20% adverse change	$(14,438)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(148)
Impact on fair value of 20% adverse change	$(295)

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

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

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in credit card receivables securitizations.

	June 30, 2007	December 31, 2006
Total managed principal balance	$2,165,926	$1,468,533
Total managed finance charge balance	196,945	155,289

Total managed receivables	$2,362,871	$1,623,822

Receivables delinquent — 60 or more days	$247,519	$165,555

Net charge offs for the three months ended	$104,786	$43,498

8. Notes Payable, Other Borrowings and Convertible Senior Notes

As of June 30, 2007, we had total notes payable and other borrowings of $475.9 million and Convertible Senior debt of $550.0 million, compared to $358.7 million and $550.0 million, respectively, at December 31, 2006. As of June 30, 2007, our notes payable and other borrowings balances (in millions), interest rates and maturities were as follows:

	Amount Outstanding	Interest Rate	Maturity Date
Structured financing within our Credit Cards segment	$200.0	7.1%	March 2008
Structured financings within our Auto Finance segment	188.9	7.3% to 7.8%	September 2008 – April 2013
Third-party financing of Auto Finance segment receivables	4.6	10.3%	January 2009
Third-party financing of Auto Finance segment inventory	0.5	24.0%	Month-to Month
Vendor-financed acquisitions of software and equipment	15.1	2% to 7%	October 2006 – August 2009
MEM subordinated debt	0.5	9.0%	July 2009
Seller note within our Retail Micro-Loans segment	5.0	10.0%	July 2007
Repurchase agreements	61.3	6.0%	July 2007

Balance as of June 30, 2007	$475.9

To finance our February 2007 acquisition of the portfolio of ACC-serviced auto finance receivables that we acquired contemporaneous with our ACC acquisition, we entered into a financing facility with a maximum capacity of $146.0 million. This facility has an interest rate at the one-month LIBOR rate plus 200 basis points, matures in April 2013 and is recourse only to the acquired portfolio of ACC-serviced auto finance receivables. This financing facility will be repaid as the portfolio of acquired ACC-serviced auto finance receivables is repaid.

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

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”) requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value. As part of our preliminary purchase price allocations for our Auto Finance segment’s acquisitions of ACC and JRAS in the first quarter of 2007, our Auto Finance segment recorded goodwill of $6.8 million and $1.6 million, respectively. During the second quarter of 2007, we recorded $273,000 of additional goodwill related to purchase price adjustments on our Auto Finance segment’s acquisitions, and as of June 30, 2007, our Auto Finance segment had goodwill of $30.8 million.

As part of our preliminary purchase price allocations for our acquisition of MEM in the second quarter of 2007, we recorded goodwill of £11.6 million ($22.9 million).

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

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the six months ended June 30, 2006 and 2007 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2005	$108,501	$22,160	$139	$130,800
Impairment loss	(10,546)	—		(10,546)

Balance as of June 30, 2006	$97,955	$22,160	$139	$120,254

Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,435	22,868	31,303
Purchase price adjustment	—	273	—	273
Foreign currency translation	—	—	304	304

Balance as of June 30, 2007	$97,955	$30,868	$23,172	$151,995

Intangible Assets

We had $3.2 million of intangible assets that we determined had an indefinite benefit period, as of both June 30, 2007 and December 31, 2006. As part of our preliminary purchase price allocations for the acquisitions of ACC and JRAS during the first quarter of 2007, we recorded $2.4 million of intangible assets subject to amortization related to customer relationships, and trade names. The net unamortized carrying amount of intangible assets subject to amortization was $9.0 million as of June 30, 2007 and $9.1 million as of December 31, 2006. Intangible asset-related amortization expense was $1.3 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively. The amortization expense for the three and six months ended June 30, 2006 include $0.8 million of impairment charges.

10. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $3.4 billion at June 30, 2007 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2007, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of June 30, 2007, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $442.5 million—an increase from the $369.0 million level at March 31, 2007 as a result of our UK Portfolio acquisition. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the amounts of credit available to cardholders for future purchases declines. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $104.4 million. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $9.8 million as of June 30, 2007. Our other third-party originating financial institution relationships require similar arrangements for which we have pledged $20.4 million in collateral as of June 30, 2007. In addition, in connection with the April 2007 acquisition of our UK Portfolio, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to Visa Europe. Those obligations include, among other things, compliance with Visa Europe’s operating regulations and by-laws. We also guarantee the performance and payment obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our UK Portfolio.

Also, under the agreements with our third-party originating financial institutions, we have agreed to indemnify the financial institutions for certain costs associated with the financial institutions’ card issuance and other lending activities on our behalf. Our indemnification obligations generally are limited to instances in which we either (1) have been afforded the opportunity to defend against any potentially indemnifiable claims or (2) have reached agreement with the financial institutions regarding settlement of potentially indemnifiable claims.

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

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced micro-loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of June 30, 2007, we had paid claims submitted by Maverick of $1.7 million against this indemnification obligation, and no further claims will be made as we have received a waiver terminating any further indemnification obligation to Maverick.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of June 30, 2007, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (term expiring January 2008) and a one-year conduit securitization facility with renewal options (term expiring September 2007) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014); a multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively; and an amortizing term securitization facility (denominated and referenced in UK sterling and expiring April 2014) issued out of the trust underlying our UK Portfolio securitization. In July 2007, we renewed our two-year variable funding securitization facility (term expiring January 2008) through January 2010 at a reduced size of $750 million.

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

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al. vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of its subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We intend to vigorously defend this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. There are no other material pending legal proceedings to which we are a party. We do not believe the pending legal proceedings will have a material effect on our financial position.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

11. Net (Loss) Income Per Common Share

The following table sets forth the computation (in thousands, except per share data) of net (loss) income per common share:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(11,016)	$28,302	$(13,532)	$58,960

Denominator:
Basic weighted-average shares outstanding	48,485	48,651	49,369	48,642
Effect of dilutive stock options, warrants and restricted shares	—	1,660	—	1,692

Diluted adjusted weighted-average shares outstanding	48,485	50,311	49,369	50,334

Net (loss) income per common share – basic	$(0.23)	$0.58	$(0.27)	$1.21

Net (loss) income per common share – diluted	$(0.23)	$0.56	$(0.27)	$1.17

As their effects were anti-dilutive due to our net losses for the three and six months ended June 30, 2007, we excluded all of our stock options and unvested restricted shares from the three and six months ended June 30, 2007 net (loss) per common share calculations. As their effects were anti-dilutive, we excluded 520,000 stock options from both the three and six months ended June 30, 2006 net income per common share calculations.

12. Stock-Based Compensation

As of June 30, 2007, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective application. For the three and six months ended June 30, 2007, we expensed compensation costs of $0.6 million and $1.1 million, respectively, related to our stock option plans and recognized income tax benefit within additional paid-in capital of $0.8 million and $1.5 million, respectively, related to our stock option plans. For the three and six months ended June 30, 2006, we expensed compensation costs of $0.4 million and $0.6 million, respectively, related to our stock option plans and recognized income tax benefit within additional paid-in capital of $68,000 and $0.2 million, respectively, related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of June 30, 2007:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	341,000
2000 Stock Option Plan	1,200,000	93,911	58,384
2003 Stock Option Plan	1,200,000	566,915	599,164

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

A summary of the status of our stock options as of June 30, 2007 and changes for the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2007	1,079,889	$23.96
Granted	50,000	34.75
Exercised	(130,341)	8.69
Cancelled/Forfeited	(1,000)	7.15

Outstanding at June 30, 2007	998,548	$26.51	3.57	$8,499,672

Exercisable at June 30, 2007	443,548	$9.36	0.86	$11,380,172

As of June 30, 2007, our unamortized deferred compensation costs associated with non-vested stock options were $7.0 million. We received $1.1 million in cash proceeds from stock option exercises during the six months ended June 30, 2007.

During the six months ended June 30, 2007, we estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below.

Assumptions	For the Six Months Ended June 30, 2007
Fair value per share	$11.14
Dividend yield	—
Volatility factors of expected market price of stock(1)	30%
Risk-free interest rate	5.25%
Expected option term (in years)	4.0

(1)	We use the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption.

Restricted Share Awards

During the three and six months ended June 30, 2007, we granted 50,000 and 162,396 shares, respectively, of restricted stock with a fair value of $1.7 million and $5.8 million, respectively, under our 2004 Restricted Stock Plan. Our restricted share grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of June 30, 2007, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $16.8 million with a weighted-average remaining amortization period of 2.8 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period was 3.7 years as of June 30, 2007.

13. Acquisitions

In January 2007, we acquired a 75% ownership interest in JRAS for $3.3 million from its former owners, and we intend to expand its operations over the next several years through a mixture of its own debt financing and additional equity contributions that we plan to make, which are expected to gradually increase our ownership interest in JRAS. At its acquisition date, JRAS operated 4 retail locations in Georgia. As of June 30, 2007, JRAS had 5 retail locations and has 2 additional locations that opened in July 2007. JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 30 months and credit is approved and payments are received in each store front; this type of operation is commonly referred to as a “Buy Here/Pay Here” operation. JRAS currently retains all loans and servicing for all customer financing contracts and has a $10.0 million line of credit provided by a commercial finance company, $4.6 million of which was outstanding at June 30, 2007. As part of the JRAS acquisition transaction, we have recorded $1.7 million of goodwill and $0.7 million of intangible assets.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2007

In February 2007, we acquired all of the assets of San Diego, California-based ACC. At acquisition date, ACC serviced approximately $275 million in auto finance receivables. ACC operates in 12 states with collection centers in San Diego, California and Denver, Colorado and has approximately 170 employees. Contemporaneous with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated by ACC and were serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which we acquired in April 2005. As part of the ACC transaction, we recorded $7.0 million of goodwill and $1.7 million of intangible assets.

In April 2007, we acquired 95% of the outstanding shares of MEM for £11.6 million ($22.3 million) in cash. A contingent performance-related earnout could be payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under for this earnout is £120.0 million. MEM operates in England and Wales, originates weekly, 1-month and 3-month micro-loans over the Internet and sells and finances mobile phone handsets with financing terms up to 7 months.

Also in April 2007, we acquired our UK Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables from Barclaycard, a division of Barclays Bank PLC. We paid the purchase price of £383.5 million ($766.4 million) in cash. A substantial portion of the cash purchase price obligation was funded through a traditional securitization financing arranged by Banc of America Securities Limited and related entities pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $100.4 million. See Note 7, “Off Balance Sheet Arrangements,” for further discussion.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the underserved, or sub-prime, consumer credit market and “un-banked” consumers. One of the ways in which we serve these markets is through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa and MasterCard credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other fee-based products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waiver and life insurance. Our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are now a significant source of growth for us. At June 30, 2007, the gross face amount of credit card receivables underlying these product offerings was $973.0 million.

Our product and service offerings also include “micro-loans”—generally small-balance short-term cash advance loans (generally for less than 30 days) and small-balance installment loans (the amortizing term of which generally is less than one year)—marketed through various channels, including retail branch locations, direct marketing, telemarketing and the Internet. We also (1) originate auto loans through franchised auto dealers, (2) purchase and/or service auto loans from or for a pre-qualified network of dealers in the Buy Here/Pay Here used car business, and (3) sell used automobiles through our own Buy Here/Pay Here lots, originating the loans under which these automobile sales are financed. Moreover, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties. Lastly, we engage in a variety of new product research and development efforts, including our ongoing efforts: to originate, purchase and/or service motorcycle, all-terrain vehicle, personal watercraft and similar loans through, from or for pre-qualified networks of dealers in these products; to develop and roll out an on-line mall of consumer electronics and other products for which we will provide the underlying consumer financing; and to sell and finance mobile phone handsets and market and finance underlying minutes usage by the customers who purchase these handsets.

Our business experienced several significant changes during the three months ended June 30, 2007:

•	Our April 2007 acquisition of a UK Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables from Barclaycard, a division of Barclays Bank PLC;

•	Our April 2007 acquisition of MEM, an Internet-based micro-loan originator and financier of mobile phone handsets;

•

Our incurrence of realized and unrealized losses associated with unexpected market volatility and price declines with respect to investments that we have in mortgage and other asset-backed securities; and

•

Our significant marketing efforts over the Internet and television, and the resulting significant growth in gross new accounts and receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

We expect to continue marketing credit card accounts within our traditional originated portfolio and to grow the accounts and receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, as well as the receivables underlying our other financial products and services. Our growth expectations set forth in this report are predicated, however, on the continued availability of liquidity (either debt or equity) to us in growing amounts over time at terms that allow us to achieve our desired returns on equity.

Our credit card and other operations are heavily regulated, and over time there will be changes to how we conduct our operations. For example, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its examinations of the banks that issue credit cards on our behalf, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become over 90 days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios. We also have made certain changes to our collections programs and practices during the first two quarters of 2007 in response to comments from the FDIC about negative amortization, and these changes have had the effect of increasing our delinquencies and our expected future charge-off levels and ratios.

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

Our shareholders should expect us to continue to evaluate and pursue for acquisition additional credit card receivables portfolios and other business activities and asset classes that are complementary to our historic sub-prime credit card business. Our focus is on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon, even if these decisions may result in volatile earnings under GAAP—such as in the case of incurring significant marketing expenses in one particular quarter to facilitate expected future long-term growth and profitability or in the case of the accounting requirements for securitizations under Statement No. 140. To the extent that we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, for example, we will have securitization gains or losses, which may be material. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto included herein.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007, Compared to the Three and Six Months Ended June 30, 2006

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable that we have not securitized in off-balance-sheet securitization transactions—principally receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The $31.4 million and $60.0 million increases when comparing the three and six months ended June 30, 2007 to the same respective periods in 2006 are primarily due to growth in credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. In addition, our newly acquired ACC and JRAS subsidiaries contributed $8.4 million and $13.7 million, respectively, of interest income during the three and six months ended June 30, 2007.

Also included within total interest income (under the other category) is the interest income that we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels for the three and six months ended June 30, 2007 increased relative to the same respective periods in 2006 as interest paid on our investments in debt securities (typically in bonds issued by other third-party asset-backed securitizations) increased with our additional investments in these securities.

We expect continued growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and within our Auto Finance segment. Unless we securitize these receivables in off-balance-sheet arrangements—which we are exploring—this expected growth will translate into continued growth in our total interest income.

Interest Expense. Interest expense increased $4.2 million and $8.5 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 principally due to the debt of our newly acquired ACC and JRAS operations, which contributed an additional $3.1 million and $4.4 million in interest expense for the three and six months ended June 30, 2007, respectively. The remainder of these increases results principally from interest expense related to our March 2006 structured financing associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

Fees and related income on non-securitized earning assets. The following table details (in thousands) the components of fees and related income on non-securitized earning assets:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Retail micro-loan fees	$28,333	$21,504	$54,496	$42,443
Fees on non-securitized credit card receivables	146,848	113,772	267,807	201,123
Investments in previously charged-off receivables	15,735	11,061	32,919	20,358
Other	(24,035)	(1,968)	(17,190)	215

Total fees and related income on non-securitized earning assets	$166,881	$144,369	$338,032	$264,139

The increases of $22.5 million and $73.9 million in fees and related income on non-securitized earning assets for the three and six months ended June 30, 2007, respectively, were largely attributable to:

•

growth in fees on our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which increased $33.1 million and $66.7 million for the three and six months ended June 30, 2007, respectively, principally due to increased originations;

•

growth in our Retail Micro-Loans segment, in which fees increased $6.8 million and $12.1 million for the three and six months ended June 30, 2007, respectively, primarily due to our expansion into Michigan, Texas, Nevada and the United Kingdom and our conversion of operations in Arkansas and Florida from bank-model servicing operations to direct lending operations in the second half of 2006;

•

an increase in income within our Investments in Previously Charged-Off Receivables segment of $4.7 million and $12.6 million for the three and six months ended June 30, 2007, respectively, which relates to growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and to heightened levels of previously charged-off receivables sales under our forward flow contract with Encore and correspondingly greater accretion of deferred revenue ($1.6 million and $4.4 million, respectively) in the three and six months ended June 30, 2007 compared to the same periods in 2006;

•	$2.4 million of fee income from our MEM operations, which we acquired during the second quarter of 2007; and

•	gross margin on automotive vehicle sales from our JRAS operations, which we acquired during the first quarter of 2007;

partially offset, however, by:

•

significant net realized and unrealized losses on our investments in debt and equity securities of $25.3 million and $23.3 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 (and for which additional details are provided below).

Among other less significant items, the other category above includes gross profit associated with automotive vehicle sales by our newly acquired JRAS subsidiary, Internet micro-loan fees, and realized and unrealized gains and losses in both 2007 and 2006 associated with our investments in debt and equity securities that we classify as trading securities. Further details concerning our investments in asset-backed securities that we classify as trading securities are as follows:

•

For over ten years, we have been a frequent issuer of asset-backed securities and have worked extensively with lenders, rating agencies, asset-backed securitization structures, and cash flow modeling to develop an understanding of the valuation of various traunches of asset-backed securities issued out of securitization trusts. Based upon this expertise, we decided in the fourth quarter of 2004 to begin investing in third-party asset-backed securities supported by credit cards, mortgages and other financial assets. Over the period beginning in the fourth quarter of 2004 through late 2006, we invested $52.1 million in various third-party asset-backed securities, using the brokerage services of United Capital Markets, Inc., an entity affiliated with John Devaney. The results we achieved—which reflected advice that we received from Mr. Devaney—were good, and in late 2006, we formed a new subsidiary to continue and grow those investments. That subsidiary entered into a Managed Account Agreement with United Capital Asset Management LLC (“UCAM”), another of Mr. Devaney’s affiliated entities, and we capitalized this subsidiary with our then-existing portfolio of third-party asset-backed securities, which at that time had a value of $61.3 million (representing the original $52.1 million of capital that we allocated to this effort plus $9.2 million in earnings on that amount). The value of the portfolio (net of debt) grew through interest income and realized and unrealized net gains to $70.5 million at the end of the first quarter of 2007.

•

During the second quarter of 2007, our subsidiary experienced realized losses (net of interest income) of $15.2 million and unrealized losses of $10.3 million on its portfolio – principally related to its investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Because our portfolio is held in a separate subsidiary (and not in a third-party fund), and because the debt that we incurred in order to leverage our original investment is recourse only to the individual securities underlying each particular item of debt and is non-recourse to CompuCredit, our remaining exposure (i.e., exposure to pre-tax loss) associated with our investments in third party asset-backed securities was $45.0 million at June 30, 2007. While our subsidiary’s ABX positions were closed in the second quarter of 2007, our subsidiary has experienced continued trading weakness in its investments subsequent to June 30, 2007, and coupled with considerable ongoing market volatility, we may experience further material realized and unrealized losses in our third quarter and beyond. However, we believe the dislocation that we are seeing is producing trading values for many securities that are irrationally low relative to the estimated discounted cash flow value of the securities, and we currently are assessing all potential options with respect to our portfolio, including maintaining our positions and evaluating for purchase other potential securities for which we believe the trading values are less than values that are supported by a discounted cash flow analysis.

With respect to the other category, we expect to see continued growth in gross profits from our JRAS operations and fees from our US and UK internet lending operations throughout 2007 and beyond. Likewise, we expect further continued growth in our retail micro-loans fees and fees on non-securitized credit card receivables categories.

Provision for loan losses. Our provision for loan losses increased $75.3 million and $131.9 million for the three and six months ended June 30, 2007 when compared to the same respective periods of 2006. These increases correspond with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Although we do not expect to see any material near-term degradation in the credit quality of our on-balance-sheet loans and fees receivable, we do expect our provision for loan losses to increase in future quarters if for no other reason than our expected loans and fees receivable growth.

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at June 30, 2007 (21.4%) is higher than it was at both March 31, 2007 (19.3%) and June 30, 2006 (21.0%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the second quarter of 2007 (16.1%) is higher than it was in the first quarter of 2007 (12.5%) but lower than it was in the second quarter of 2006 (18.4%). The above figures include the acquisition of ACC, which under the accounting guidance of SOP 03-3 results in a net loan balance presentation with no corresponding allowance for uncollectible loans and fees receivable. Removing the balances attributable to the ACC acquisition would result in a 23.8% and 22.2% allowance for uncollectible loans and fees receivable as a percentage of gross period-end loans and fees receivable at June 30, and March 31, 2007, respectively, and an 18.2% and 13.4% provision for loan losses as a percentage of average gross loans and fees receivable for the three months ended June 30, and March 31, 2007, respectively.

The above statistics are overwhelmingly influenced by the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which is by far the most significant category of receivables reflected on our consolidated balance sheets. Furthermore, our provision for loan losses percentage is affected by (1) the timing of account originations in that a significant portion of our gross loans and fees receivable at the time of origination relate to activation and annual fees for which revenues are deferred, (2) the timing of finance charge, fee and principal charge-offs against the allowance for uncollectible loans and fees receivable, and most significantly (3) the necessary levels of our allowance for uncollectible loans and fees receivable as of the close of each reporting period. Observations concerning our allowance levels are as follows:

•

The above statistics reflect the mix change over the past year in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of the overall balance is comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, for which loss rates are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance segment and our Retail Micro-Loans segment.

•

Relative to our typical allowances for uncollectible receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we are providing allowances at a higher rate for our significantly growing portfolio of these receivables originated over the Internet and television. While we expect that these receivables will perform at levels close to the performance of our other receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range over the long term, these higher allowances are necessary based on our relative lack of experience in these particular channels and based on differences in underwriting standards used for many of the accounts originated through these channels.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Securitization gains	$100,957	$3,541	$100,957	$4,404
(Loss on) income from retained interests in credit card receivables securitized	(33,828)	35,746	(19,266)	80,542
Fees on securitized receivables	4,859	5,853	9,999	10,663

Total fees and related income on securitized earning assets	$71,988	$45,140	$91,690	$95,609

The $26.8 million increase and $3.9 million decreases in total fees and related income on securitized earning assets for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006 reflects:

•	a securitization gain of $100.4 million related to our UK Portfolio, which we acquired and securitized during the second quarter of 2007.

partially offset (in the case of the three months ended June 30, 2007) and fully offset (in the case of the six months ended June 30, 2007), however, by:

•

slower growth in the receivables within our originated portfolio master trust, which produced only $0.6 million of securitization gains for the three and six months ended June 30, 2007, compared to $3.5 million and $4.4 million during the same respective periods of 2006;

•

a $47.8 million loss on retained interests in the securitization trust underlying our UK Portfolio, which we acquired and securitized during the second quarter of 2007—such loss being principally attributable to our quarter-end mark-to-market of the then-carryover basis in our retained interests that resulted from our securitization of the portfolio;

•

a first quarter 2007 reduction in the income from retained interests in credit card receivables attributable to the fourth quarter 2006 implementation of our billing practice change to no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent;

•	a reduction in income from retained interests in credit card receivables associated with the desecuritization of the Fingerhut Trust III receivables in the fourth quarter of 2006; and

•

contraction in income from retained interests in our purchased portfolios of securitized credit card receivables due to (a) continued reductions in managed receivables levels within their respective securitization trusts throughout 2006 and thus far in 2007 and (b) a decrease in the favorable effects of purchase discounts underlying our retained interests in principally the Embarcadero Trust throughout both periods. (The benefits of purchase discounts associated with the managed receivables underlying our retained interests in the Embarcadero Trust abated significantly during these periods. We anticipated this change as the mix of managed receivables within the Embarcadero Trust has continued to shift over time (i.e., from receivables to which purchase discounts applied at the date of acquisition to new receivables generated from post-acquisition cardholder purchases for which there are no purchase discounts). Related to these mix changes are higher principal charge offs being netted against our income from retained interests in credit card receivables securitized, as well as lower inclusions of accretable yield as a component of our income from retained interests in credit card receivables securitized.)

In our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables. We also note here, however, that the unusually high levels of securitization gain and loss on the retained interests in the UK Portfolio are unique to this quarter; our sizable quarter-end mark-to-market adjustments to our then carryover basis in our retained interests in the UK Portfolio (which flowed through loss on retained interests in the UK Portfolio) have been fully taken into account during the second quarter of 2007. In subsequent quarters for the foreseeable future, we expect income from retained interests in the UK Portfolio to be derived based on positive excess spreads that we are realizing each month on the portfolio and our expectation of only minor modifications to mark-to-market adjustments for the portfolio as we move forward from June 30, 2007.

Servicing income. Servicing income increased $3.6 million for the three months ended June 30, 2007 when compared to the same period in 2006 and was $5.3 million lower for the six months ended June 30, 2007 when compared to the same period in 2006. The increase for the second quarter was due to the April 2007 acquisition and securitization of our UK Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our purchased credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. We expect a gradual decrease in servicing income for the remainder of this year as we do not expect to experience growth in our originated portfolio master trust receivables at levels that will exceed net liquidations of the securitized acquired portfolios (including the UK Portfolio) for which we have been engaged as servicer.

Servicing income also declined for the six months ended June 30, 2007 compared to the same period of 2006 because the FDIC effectively asked FDIC-insured financial institutions in February 2006 to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. As such, we did not earn any servicing income within our Retail Micro-Loans segment during the three and six months ended June 30, 2007, while we earned $1.8 million and $5.5 million of servicing income in this segment for the three and six months ended June 30, 2006, respectively. We subsequently converted the Retail Micro-Loans segment’s operations in two of the four states affected by this FDIC action to a direct lending model; as such, this lost servicing income has been replaced by lending fees, which are reported within fees and related income on non-securitized earning assets.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $7.5 million and $11.1 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 correlating with both growth in our managed receivables levels based on our origination of new credit card accounts and a commensurate mix change in our cardholder account base for which a greater percentage of our cardholder account base now is comprised of newer credit card accounts for which we typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees than for more mature cardholder accounts. Throughout the remainder of 2007 and beyond, we expect further growth in our ancillary and interchange revenues based on our current emphasis on new account originations.

Equity in income of equity-method investees. Notwithstanding our July 2006 purchase of an additional 11.25% interest in CSG and a correspondingly higher income allocation there from, equity in income of equity-method investees decreased $16.3 million and $32.2 million for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006 primarily due to diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees.

Total other operating expense. Total other operating expense increased by $58.9 million and $80.4 million for the three and six months ended June 30, 2007, respectively, when compared to the same periods in 2006 due principally to:

•

$4.2 million and $9.0 million respective increases in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with our acquisitions of JRAS in January 2007, ACC in February 2007, and MEM and the UK Portfolio in April of 2007, (c) additional information technology and other management personnel that we have hired associated with several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments and (d) $0.8 million and $2.1 million respective increases in salaries and benefits expense associated with the amortization of restricted stock and stock option grants based in large part on sizable grants to our President in May 2006;

•

$18.8 million and $27.5 million respective increases in card and loan servicing expense due to (a) servicing costs related to growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and net growth in our originated portfolio master trust receivables, (b) higher servicing costs associated with our expanding number of issuing bank relationships and new product lines, (c) servicing costs now incurred for our newly acquired JRAS, ACC and MEM operations, and (d) servicing costs associated with the acquisition of our UK Portfolio, all such increases being offset partially by diminished servicing costs associated with our credit card portfolios acquired in prior years given their continuing liquidations during 2006 and 2007;

•

$25.1 million and $34.4 million respective increases in marketing and solicitation costs (including significantly higher advertising costs through television and the Internet, which represent significantly expanded marketing channels for us) aimed at growing account originations within our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our originated portfolio master trust and micro-loan receivables originated over the Internet; and

•

$12.4 million and $26.6 million respective increases in other expenses, including depreciation and occupancy and related expenses, due primarily to (a) increased costs associated with infrastructure build-out to handle growth within our originated portfolio and our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) our implementation of an advanced data analytics platform that allows us to access, query and analyze our large data sets with increased efficiency, speed and power, thereby decreasing our unit costs for data management while contributing to our competitive advantage in data analysis, (c) heightened legal, regulatory and compliance efforts and costs associated with the FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings, (d) several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, (e) added expense related to our newly acquired JRAS, ACC and MEM operations, (f) the addition of our UK Portfolio and its associated infrastructure costs, (g) accelerated depreciation associated with shortened useful lives of our leasehold improvements within our existing Atlanta, Georgia headquarters office facilities given our anticipated mid-2007 move out of these facilities, (h) additional rent expense related to our new office lease as we have now taken possession of the new facilities in anticipation of our currently ongoing staged move into these facilities, and (i) $0.8 million lease termination costs that we recognized in the second quarter of 2007 associated with the termination of one of our Atlanta-area office leases to facilitate movement of personnel to our new Atlanta, Georgia headquarters office.

partially offset, however, by:

•

$1.6 million and $17.1 million of impairment charges (including $10.5 million for goodwill impairment recorded during the first quarter of 2006) incurred in the three and six month periods ended June 30, 2006 within our Retail Micro-Loans segment associated with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries.

While we incur certain base levels of fixed costs associated with the infrastructure that we have built to support our growth and diversification into new products and services, the majority of our operating costs are highly variable based on the levels of receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We expect to continue growing and diversifying our business throughout 2007, and while certain unique expenses undertaken in the past may not be repeated and while we continue to derive cost reductions through our outsourcing and other cost-control efforts, we do expect to see continued growth in our total other operating expense levels (on a year-over-year and quarter-over-quarter comparative basis) based on growth that we plan to undertake. We also expect to incur some additional operating costs in 2007 associated with our ongoing staged move of our corporate headquarters and other Atlanta, Georgia facilities to new buildings; among these higher costs are the physical costs of moving, heightened levels of technology spending associated with the move, potential loss recognition if we determine that we are unable to sublease our existing facilities at lease rates in excess of the costs of our existing leases, and additional depreciation for leasehold improvements and any furniture and fixtures related to the new lease.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of restricted shares in our subsidiary entities, See Note 12, “Stock-Based Compensation”) as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $0.8 million, $1.5 million, $2.1 million and $5.5 million for the three and six months ended June 30, 2007 and 2006, respectively. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. This decline is being offset slightly by minority interests expense related to income of JRAS, our new majority-owned Auto Finance subsidiary acquired in January 2007, and MEM, our new majority-owned United Kingdom Internet micro-loans subsidiary acquired in April 2007.

Income taxes. Our effective tax rate was 36.0% for both the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Because we have not yet securitized the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range through an off-balance-sheet securitization, revenues associated with these offerings include interest income (along with late fees), fees and related income. With respect to our securitized credit card receivables (which represent the majority of our credit card receivables), our fees and related income on securitized earning assets within the Credit Cards segment include (1) securitization gains, (2) (loss on) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, fees and related income on non-securitized earnings assets category (which is net of a provision for loan losses) and the (loss on) income from retained interests in credit card receivables securitized category.

In April 2007, we acquired our UK Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables and 594,000 underlying managed accounts from Barclaycard, a division of Barclays Bank PLC. We paid the purchase price of £383.5 million ($766.4 million) in cash. The full amount of the acquisition discount associated with the UK Portfolio acquisition was allocated to credit quality and will be used to offset charge offs on pre-acquisition receivables as they occur over the life of the portfolio.

We did not acquire any credit card receivables portfolios during the six months ended June 30, 2006.

Background

For our credit card securitizations that qualify for sale treatment under GAAP, we remove the securitized receivables from our consolidated balance sheets. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our managed receivables, which include our non-securitized credit card receivables and the credit card receivables underlying our off-balance-sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees but exclude minority interest holders’ shares of the receivables we manage for our majority-owned subsidiaries.

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

Managed receivables data assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances for the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a majority of our credit card loans and fees receivable (i.e., all but $946.8 million of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of June 30, 2007; (2) an understanding that our managed receivables data are based on billings and actual charge offs as reported to us through underlying systems of record (i.e., without regard to an allowance for uncollectible loans and fees receivable); (3) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results.

The historical period-end and average managed receivables data (as well as delinquency and charge off statistics) that follow within this section exclude some receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. As of June 30, 2007, no accounts fell into this category of excluded accounts.

We typically have purchased credit card receivables portfolios at substantial discounts. All or some portion of each acquisition discount is related to the credit quality of the acquired receivables, which we calculate as the expected future net charge offs of pre-acquisition receivables balances (i.e., those receivables that existed at the acquisition date). This credit quality discount is used to offset these pre-acquisition receivables net charge offs as they occur over the life of the portfolio. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider the delinquency and charge off data reflected herein in determining our allowance for uncollectible loans and fees receivable with respect to our loans and fees receivable, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our condensed consolidated balance sheets. As we charge off receivables, we reflect the charge offs of non-securitized receivables within our provision for loan losses, and we reflect the charge offs of securitized receivables as an offset in determining (loss on) income from retained interests in credit card receivables securitized within fees and related income on securitized earning assets on our condensed consolidated statements of operations.

Late in the third quarter and continuing into the fourth quarter of 2006, we discontinued our practice of billing finance charges and fees on credit card accounts that become over 90 days delinquent. Prior to this change, our policy was to bill finance charges and fees on all credit card accounts, except in limited circumstances, until we charged off the account and all related receivables, finance charges and other fees. In such prior periods, however, we excluded from our GAAP income and gross yield, net interest margin and other income ratio managed receivables data the finance charge and fee income on all significantly delinquent on-balance-sheet credit card receivables for which we believed that collectibility was significantly in doubt on the date of billing. As such, managed receivables charge-off data associated with our on-balance-sheet credit card receivables were largely unaffected by our billing practice change. This change in billing practice has affected, however, our securitized off-balance-sheet managed receivables data.

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies are also costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies that we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a managed portfolio like ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2006) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

The following table presents the delinquency trends (dollars in thousands; percentages of total) for our managed receivabes, including: (1) all of the credit card receivables underlying the securitizations by our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables except for those associated with our Investment in Previously Charged-Off receivables segment’s balance transfer program ($956.8 million face amount of receivables at June 30, 2007):

	At or for the three months ended
	2007		2006				2005
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Period-end managed receivables	$3,501,413	$2,525,856	$2,599,477	$2,544,797	$2,472,122	$2,351,667	$2,317,751	$2,230,108
Period-end managed accounts	4,756	3,797	3,700	3,611	3,502	3,414	3,248	3,039
Receivables delinquent:
30 to 59 days past due	$162,107	$104,051	$121,149	$119,432	$115,441	$84,081	$93,583	$82,070
60 to 89 days past due	153,488	91,156	101,615	102,920	89,164	71,213	68,531	66,287
90 or more days past due	336,958	258,918	277,896	269,752	206,234	184,693	156,414	158,161

Total 30 or more days past due	$652,553	$454,125	$500,660	$492,104	$410,839	$339,987	$318,528	$306,518

Total 60 or more days past due	$490,446	$350,074	$379,511	$372,672	$295,398	$255,906	$224,945	$224,448

Receivables delinquent as % of period-end loans:
30 to 59 days past due	4.6%	4.1%	4.7%	4.7%	4.7%	3.6%	4.0%	3.7%
60 to 89 days past due	4.4%	3.6%	3.9%	4.0%	3.6%	3.0%	3.0%	3.0%
90 or more days past due	9.6%	10.3%	10.7%	10.6%	8.3%	7.9%	6.7%	7.1%

Total 30 or more days past due	18.6%	18.0%	19.3%	19.3%	16.6%	14.5%	13.7%	13.8%

Total 60 or more days past due	14.0%	13.9%	14.6%	14.6%	11.9%	10.9%	9.7%	10.1%

We have experienced a trend-line of generally increasing delinquencies over the past 8 quarters as noted in the above table, predominantly attributable to a mix change resulting from disproportionate growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables. As these receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance, this mix change tends to cause further trending increases in our overall delinquency and charge-off levels. Nevertheless, we believe that the heightened delinquency and charge-off levels associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered.

Because of seasonality factors, the most relevant comparison in the above table is the comparison of our delinquency levels year over year between June 30, 2006 and June 30, 2007; our 30-plus day delinquencies have increased 200 basis points and our 60-plus day delinquencies have increased 210 basis points over June 30, 2006 levels. Factors relevant to an analysis of these increases include:

•

The effects of the aforementioned change in the mix of our managed receivables (i.e., with a greater and increasing percentage of our managed receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range for which delinquencies and charge-off levels are much higher than for many of our other upper-tier and near-prime credit card offerings) on delinquencies was significantly muted in the second quarter of 2007 by our UK Portfolio acquisition, the receivables of which bear delinquencies significantly below the delinquency levels of our receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range—that is to say that the UK Portfolio acquisition had the effect of depressing an otherwise expected significant increase in delinquencies associated with our mix change toward a greater percentage of our receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

•

Delinquencies for our acquired UK Portfolio run several hundred basis points higher than delinquency levels we typically experience for our other upper-tier and near-prime credit card receivables, thereby also contributing to the delinquency increases between June 30, 2006 and June 30, 2007.

•

Disregarding the effects on our delinquencies of our acquired UK Portfolio and our mix change toward a greater proportion of our credit card receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we remain pleased with the overall delinquency levels that we are seeing for our other credit card receivables; while certain of our receivables show delinquency rate declines relative to June 30, 2006 levels, overall levels of delinquencies for our other credit card receivables are up somewhat from June 30, 2006 in part associated with changes that we have made to some of our collection programs in response to discussions with the FDIC and our issuing bank partners concerning the effects of some of our historic collection programs on negative amortization.

•

The fourth quarter 2006 implementation of our billing change under which we no longer bill finance charges and fees on credit card accounts once they become over 90 days delinquent accounts has helped to reduce the level of delinquency increases since June 30, 2006.

As we liquidate our UK Portfolio and continue to grow the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range at likely a greater growth rate than for the receivables associated with our upper-tier or near-prime offerings, we expect to experience a continuing trend of increasing delinquencies for the foreseeable future. Nevertheless, based on our analyses of vintage data, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

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

The following table presents charge-off and other data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations by our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables except for those associated with our Investment in Previously Charged-Off receivables segment’s balance transfer program ($956.8 million face amount of receivables at June 30, 2007):

	For the three months ended
	2007		2006				2005
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Average managed receivables	$3,419,192	$2,576,300	$2,557,897	$2,512,066	$2,420,272	$2,341,712	$2,256,994	$2,211,547
Gross yield ratio	28.6%	28.8%	32.9%	35.3%	32.6%	32.9%	31.1%	30.2%
Combined gross charge offs	$295,341	$222,805	$227,869	$196,697	$173,709	$129,111	$162,917	$120,989
Net charge offs	$143,816	$86,067	$76,384	$64,773	$57,572	$47,571	$75,708	$58,473
Adjusted charge offs	$81,237	$84,201	$68,377	$59,642	$51,225	$39,344	$62,078	$42,463
Combined gross charge off ratio	34.6%	34.6%	35.6%	31.3%	28.7%	22.1%	28.9%	21.9%
Net charge off ratio	16.8%	13.4%	11.9%	10.3%	9.5%	8.1%	13.4%	10.6%
Adjusted charge off ratio	9.5%	13.1%	10.7%	9.5%	8.5%	6.7%	11.0%	7.7%
Net interest margin	19.0%	17.9%	22.6%	25.6%	23.7%	25.2%	22.6%	23.3%
Other income ratio	8.5%	10.6%	11.2%	10.3%	12.4%	14.9%	12.4%	10.4%
Operating ratio	10.5%	12.0%	13.7%	11.2%	10.0%	10.7%	12.9%	9.0%

Through the third quarter of 2006 we experienced a general trend-line of improving gross yield ratios, net interest margin and other income ratios due to the change in mix of our managed receivables toward a greater proportion of them being comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; these receivables have significantly higher delinquency rates and late fee and over-limit assessments than do our other originated and purchased receivables portfolios, which overshadow the fact that these offerings bear lower APRs than our other credit card product offerings. This trend was largely reversed in the fourth quarter of 2006, and these ratios were significantly depressed in the first and second quarter of 2007 by one or more of the following factors:

•

Our late third quarter 2006 decision to discontinue finance charge and fee billings on credit card accounts that become over 90 days delinquent and our transitional implementation of that decision in the fourth quarter of 2006 has reduced our ongoing gross yield ratio as we no longer bill finance charges and fees on any accounts over 90 days delinquent. This billing practice change had only a modest effect on our net interest margin and our other income ratio in the second quarter of 2007 and is expected to have a modest effect on these ratios in future quarters; these effects are modest because a large percentage of finance charge and fee billings on 90-day plus delinquent accounts ultimately charge off and because we net such finance charge and fee charge offs against our net interest margin and other income ratio as they occur. The billing practice change did, however, profoundly reduce our fourth quarter of 2006 and first quarter of 2007 net interest margins and other income ratios; in these two quarters, we experienced a mismatch between gross finance charge and fee billings and charge offs of finance charges and fee because charge offs of finance charges and fees netted against these ratios included balances attributable to finance charges and fees assessed on accounts that became over 90 days delinquent prior to our change to discontinue these billings.

•

Marketing volume-based volatility for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range caused a peak in delinquencies at the end of the third and fourth quarters of 2006 and higher charge-off levels in the fourth quarter of 2006 and first quarter of 2007. This class of receivables reaches peak charge off on a vintage basis between approximately eight to nine months after card activation, and we experienced marketing-based volatility in our volumes associated with this product offering as we ramped up its growth rates significantly late in 2005 and in the first half of 2006. As such, we experienced a heightened level of charge offs and delinquencies for this class of receivables in both the fourth quarter of 2006 and the first quarter of 2007 as significant vintages of receivables reached their charge-off peak during these quarters. As growth rates for receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range normalize and as our asset base for this pool of receivables grows, , the impact of expected delinquencies and charge offs should be less volatile. The higher charge offs cited here depressed our net interest margin (which is net of finance charge and late fee charge offs) and our other income ratio (which is net of other fee charge offs) in both the fourth quarter of 2006 and the first quarter of 2007 with some modest residual impact on our second quarter of 2007.

•

Our April 4, 2007 acquisition of our UK Portfolio significantly muted the gross yield ratio, net interest margin and other income ratio relative to the ratios we otherwise would have experienced with our ongoing mix change toward a greater percentage of our managed receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. While ratios associated with the UK Portfolio are performing as expected, the yields associated with these card offerings are much lower than those of our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and are more typical of those experienced within our originated portfolio master trust.

•

We experienced better than expected early delinquency bucket roll rates and lower than expected delinquencies in the first quarter of 2007, which significantly reduced our expected late fee assessments, thereby resulting in a lower first quarter of 2007 gross yield ratio and net interest margin. This phenomenon also cause some marginal depression in our other income ratio as over-limit billings included in the other income ratio are typically higher for delinquent cardholder accounts. While adversely affecting first quarter 2007 income, the lower than expected first quarter 2007 delinquencies are expected to result in lower charge offs for us in predominantly the third quarter of this year.

•

Our gross yield, net interest margin and other income ratios have been affected by the ongoing investigations by the FDIC and FTC. Throughout the course of the investigations and, in particular, in the first quarter of 2007, we have made certain account management decisions in deference to our relationships with our issuing bank partners. For example, in the first quarter of 2007, we systematically issued certain late fee and over-limit fee billing credits to 85,000 customer accounts related to the potential for customer confusion over a change we made to their minimum payment requirements.

•

As noted previously, in the second quarter of 2007, we experienced losses of $28.5 million (realized losses of $18.2 million and unrealized losses of $10.3 million) on investments in debt securities – principally related to investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index. Gains and losses on these investment activities have historically been reflected in our Credit Cards segment’s other income ratio, hence the significant reduction in the other income ratio in the second quarter of 2007.

Other factors relevant to an analysis of the above table include:

•

Higher trending quarterly gross yield ratios through the third quarter of 2006 correlate with (1) interest rate increases associated with cardholder accounts, such rates being indexed to prime rates that increased along with Federal Reserve Board rate increases during that time period, (2) higher quarterly delinquency rates (and hence higher quarterly late fee billings) experienced in the latter half of 2006 for the receivables within our originated portfolio master trust and purchased portfolios, and most significantly and (3) higher trending quarterly delinquency rates (and hence higher quarterly late fee billings) associated with our change in receivables mix toward a greater percentage of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. As noted previously, these receivables experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables.

•

While our charge off levels and ratios have recently benefited (particularly throughout 2006) from our marketing of new accounts underlying our originated portfolio master trust, the favorable effects of new account additions have been offset by growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience (a) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios, and (b) adjusted net charge off rates higher than with those we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios.

•

Our April 4, 2007 UK Portfolio acquisition caused a higher second quarter 2007 combined gross charge off ratio and net charge off ratio than we would have experienced absent the acquisition. A significant number of receivables within the UK Portfolio were in a late stage of delinquency at the time of our acquisition and have charged off in the months following the close of our acquisition. These charge offs were substantially offset by our purchase price (or “credit quality”) discounts on the UK Portfolio, which led to a lower adjusted charge off ratio than we have experienced in recent prior quarters. As our credit quality discount is used over the next several quarters and as we begin to experience charge offs of new UK Portfolio cardholder purchases that we have funded sterling for sterling with no discount, we expect that our adjusted charge off ratio will climb and that the gap between our net charge off ratio and adjusted charge off ratio will narrow as is typical following our portfolio acquisitions. Also typical of our prior acquisitions, we expect to derive improved charge off performance (i.e., lower charge offs) from our account management actions with respect to the UK Portfolio, and we are very encouraged by the early improvements we have seen compared to the seller’s historical experiences with the portfolio.

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

•

Our net interest margin declined between the first and second quarter of 2006 principally due to (1) diminished second quarter 2006 beneficial effects of the October 2005 bankruptcy law changes on finance charge and late fee charge offs, (2) increased interest costs on higher balances drawn on our structured financing facilities secured by those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and (3) heightened levels of finance charge and late fee non-accruals into our net interest margin associated with greater amounts of delinquent receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which we marketed heavily in the last two quarters of 2005. This general decline reversed in the third quarter of 2006 (1) in part because the percentage of managed receivables against which we have leverage and incur interest costs as an offset to our net interest margin decreased in the third quarter and (2) in part due to lower levels of finance charge and late fee non-accruals into our net interest margin in the third quarter given normalization of delinquencies for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range coming into that particular quarter.

•

Our general trend-line of improving net interest margins (through the third quarter of 2006) correlates with improved gross yield ratios during that time period. Additionally, the October 2005 bankruptcy law changes discussed above resulted in significantly diminished first quarter of 2006 and somewhat lower second and third quarter of 2006 bankruptcy charge offs—thereby favorably influencing our net interest margins during those quarters.

•

Growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range accounts for much of the trending increase in the combined gross charge off ratio throughout 2006 and into 2007 relative to the respective quarters of 2005 and 2006, notwithstanding that the net charge off ratio actually declined slightly in the third and fourth quarters of 2006 relative to the third and fourth quarters of 2005. The mix change in our receivables based on disproportionately larger growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios; however, the fact that the ratio of principal receivables to total receivables for this category of receivables is smaller than for our other originated and purchased credit card receivables means that the effects of the mix change are not as great for our net charge off and adjusted charge off ratios as they are for our combined gross charge off ratio.

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

•

Credit quality improvements within our portfolios during 2006 and the pull-through effects of the October 2005 bankruptcy law changes discussed above contributed to lower net charge off ratios when comparing 2006 quarterly data to 2005 quarterly data. The change in receivables mix toward greater percentages of our receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range has adversely affected our net charge off ratios throughout 2006 and in 2007 as these offerings experience higher principal charge offs and principal charge off ratios than we generally experience for our other originated and purchased credit card receivables. The magnitude of these adverse effects on our net charge off ratio increased in the fourth quarter of 2006 and into the first quarter of 2007 as a significant level of high volume vintages flowed through to peak charge-off vintage during these two quarters.

•

Prior to our second quarter 2007 UK Portfolio acquisition, our most recent purchase of a credit card receivables portfolio purchased at a discount to the face amount of the portfolio’s receivables was in the first quarter of 2005. The gap between our net charge off ratio and our adjusted charge off ratio generally narrowed throughout the 2005 and 2006 quarters subsequent to that first quarter 2005 purchase. As each quarter passes from our most recent purchase of a portfolio purchased at a discount to the face amount of the portfolio’s receivables, there is a greater percentage of our total managed receivables and charge offs thereon that is comprised of receivables that we have originated at par rather than purchased at discounts off of their par value; this phenomenon causes the gap between our net charge offs and adjusted charge offs (and their associated ratios) to narrow with each such passing quarter.

•

Our decision in the third quarter of 2006 to discontinue billing finance charges and fees on credit card accounts that become over 90 days past due was in part in response to prior discussions with the FDIC concerning negative amortization and minimum payments. Leading to this decision, we also experimented with potential revisions to our over-limit fee billing practices, which had the effect of depressing our other income ratio in the third quarter relative to its level in prior quarters. While we have not ruled out future changes to our over-limit fee billing practices, some of which, if implemented, would adversely affect our other income ratio, we concluded late in the third quarter that the discontinuation of billing finance charges and fees on credit card accounts that become over 90 days past due was an appropriate step in response to concerns regarding negative amortization.

•

While the fulfillment of our commitments under the assurance agreement with the New York Attorney General contributed to the increase in our operating ratio in the second quarter of 2006, the general trending increase in 2006 and 2007 operating ratios compared to similar quarter 2005 operating ratios is principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This disproportionately growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006 and into 2007, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. Our expanding number of issuing bank relationships and new product lines also has contributed to higher credit card servicing costs. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Our fourth quarter 2006 and 2005 operating ratios bear the respective effects of a $15.0 million charitable contribution and a $12.0 million charitable contribution.

Some of our future expectations regarding the financial, operating and statistical data noted in the above table include:

•

Our acquisition of approximately £490 million ($970 million) in face amount of UK Portfolio receivables at a discount to face is expected to continue to have profound effects on the above financial, operating and statistical data. Considering the effects of this acquisition (coupled with the mix change dynamics for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range), we expect to see a gradually increasing adjusted charge off ratio after the third quarter of 2007 as our net charge off ratio and adjusted charge off ratio narrows with the charge off of cardholder purchases that we have funded sterling for sterling since our acquisition of the UK Portfolio. We also expect a lower operating ratio than we have experienced in recent prior quarters based on the fact that UK Portfolio is comprised of accounts with larger balance receivables than those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This operation ratio trend will reverse over time and our operating ratio will again rise as the UK Portfolio liquidates and as we continue to disproportionately grow our receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

•

We expect to see a permanently lower gross yield ratio and combined gross charge offs ratio (all other factors being equal) associated with the now complete implementation of our decision to cease billing finance charges and fees on credit card accounts that become over 90 days past due.

•

Absent the income effects of further potential volatility and dislocation which may affect our investments in debt securities (for which we are unable to make any accurate predictions at this time), we expect our net interest margins and other income ratios to show improvement and trending increases in the third and fourth quarters of 2007 based on growth in our receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward (in thousands) of our investments in previously charged-off receivables activities:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Unrecovered balance at beginning of period	$13,750	$12,871
Acquisitions of defaulted accounts	11,038	23,854
Cash collections	(23,008)	(47,393)
Accretion of deferred revenue associated with Encore forward flow contract	(4,158)	(8,894)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	15,735	32,919

Balance at the June 30, 2007	$13,357	$13,357

Estimated remaining collections (“ERC”)	$67,368	$67,368

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

Previously charged-off receivables held as of June 30, 2007 are principally comprised of those associated with Chapter 13 Bankruptcies and those acquired through our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisitions and servicing of Chapter 13 Bankruptcies, its acquisitions through its balance transfer program and other previously charged-off receivables activities throughout 2007 and beyond. Such activities will include its acquisition of previously charged-off receivables from the securitization trusts that we service and from us and its sales of these charge offs for a fixed sales price under its five-year forward flow contract with Encore.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 43.5% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. As the composition of our defaulted accounts includes more of this type of receivables, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

During the three and six months ended June 30, 2007, our Investments in Previously Charged-off Receivables segment’s pre-tax income increased 64.5% and 85.9%, respectively, compared with the same periods in 2006, reflecting increased volumes of charged off accounts sold under its 5-year forward flow agreement with Encore and continued growth in charged-off receivables purchases through its balance transfer and Chapter 13 Bankruptcy purchasing niches. We expect our Investments in Previously Charged-off Receivables segment to grow its revenues and income at a more modest rate throughout 2007 as its purchase and sale activities under the Encore forward flow agreement are expected to remain relatively flat, while its balance transfer and chapter 13 bankruptcy activities are expected to grow rapidly for the foreseeable future. During the past three quarters, Jefferson Capital has modestly increased its purchases of third-party normal delinquency charge offs (which are not connected to the Encore forward flow agreement) as it has seen pricing for certain charge-off portfolios become more attractive. Any significant portfolio acquisition of third-party normal delinquency charge offs could have a short-term negative impact on Jefferson Capital’s income as operating expenses would be incurred under its cost recovery accounting method, while revenue recognition would be delayed until complete recovery of the acquired portfolio’s basis.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists primarily of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. As of June 30, 2007, our Retail Micro-Loans segment subsidiaries operated a total of 487 storefront locations in 16 states as well as the United Kingdom.

In most of the states in which they have historically operated, our Retail Micro-Loans subsidiaries have made cash advances and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, our subsidiaries began to evaluate strategic alternatives within these states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina Retail Micro-Loans subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina Retail Micro-Loans subsidiary began pursuing a direct lending model in North Carolina in compliance with existing State regulatory frameworks, as well as closing several North Carolina locations. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of these alternative lending models in both North Carolina and West Virginia, as they could not see the alternative lending products as providing acceptable long-term returns for the business. By the end of the third quarter of 2006, our North Carolina subsidiary had closed all of its original 52 branch locations and our West Virginia subsidiary had closed all of its original 11 branch locations. In Arkansas, during the second quarter of 2006, our subsidiary began offering loans directly to customers under an alternative lending model, in compliance with state law. This alternative lending model has been well-received by our customers, and, during the third quarter of 2006, our subsidiary succeeded in returning its Arkansas operations to profitability. In Florida, the fourth state in which a subsidiary previously processed and serviced micro-loans on behalf of our bank partner, our subsidiary began offering loans directly to customers during the fourth quarter of 2006, and we expect our Florida subsidiary to return to profitability during 2007.

During the three and six months ended June 30, 2007, our subsidiaries opened 19 and 29 branch locations, respectively, including 25 locations in Texas, 3 locations in the United Kingdom and 1 location in Louisiana in the six months ended June 30, 2007. Our subsidiaries plan to continue expanding store operations in Texas and the United Kingdom during the remainder of 2007. During the three and six months ended June 30, 2007, our subsidiaries closed 1 and 17 branch locations, respectively. During the first quarter of 2007, one of our subsidiaries closed all 7 of our branch locations in Virginia. The decision to close all of its Virginia locations was driven by the exit from North Carolina and West Virginia, which left Virginia branches isolated geographically and made it more difficult to scale the Virginia operations toward profitability. As of June 30, 2007, one of our subsidiaries operated 45 locations in the state of Texas, where our Texas micro-lending subsidiary offers and provides credit services under a credit services organization (“CSO”) program to customers who apply for micro-loans offered by NCP Finance Limited Partnership, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, our Texas subsidiary provides a letter of credit to the third-party lender to secure the customer’s payment obligations in the event of a customer default. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services. In addition to offering credit services in our Texas retail branch locations, our Texas subsidiary also began testing the marketing of credit services via the Internet to Texas residents during the third quarter of 2006. Though representing a different marketing channel, these credit services are offered under the same CSO program as the retail branch locations.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the United Kingdom, where we believe customers will be receptive to the kind of “multi-line” financial centers that have characterized our recent store expansion strategy in the United States. As of June 30, 2007, our United Kingdom subsidiary had 4 de novo stores operating in the greater London area.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	For the six months ended June 30,
	2007	2006
Beginning number of locations	475	509
Opened locations	29	26
Closed locations	(17)	(23)

Ending locations	487	512

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Gross retail micro-loans fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$28,333	$21,504	$54,496	$42,443
Processing and servicing revenues from FDIC-chartered bank	—	1,780	—	5,515

Total gross revenues	$28,333	$23,284	$54,496	$47,958

Income (loss) before income taxes	$2,669	$(725)	$3,680	$(17,764)

Period end loans and fees receivable, gross	$87,475	$69,494	$87,475	$69,494

The loss before income taxes within our Retail Micro-Loans segment for the second quarter of 2006 reflects certain operating losses sustained through the branch closings in North Carolina and West Virginia and the transition of Arkansas and Florida branch locations to a direct lending model, as well as the write-off of certain intangible assets and impairment charges related to these operations ($1.6 million) and the incurrence of prepayment penalties and deferred loan cost write-offs in connection with early repayment of the Retail Mirco-Loans segment’s debt facilities in the second quarter of 2006. The loss before income taxes for the six months ended June 30, 2006 reflects certain impairment, indemnification, loan loss, and other charges of $17.1 million (including $10.5 million of associated goodwill impairment) primarily related to operating changes resulting from the FDIC’s actions in February 2006. While the FDIC’s February 2006 actions resulted in the losses cited above, we are pleased with the revenue growth evident in our core direct storefront micro-loan operations. We believe this growth demonstrates positive momentum and favorable operating trends in the core ongoing business of our Retail Micro-Loans segment. Throughout the remainder of 2007, we expect the new products that we have been rolling out under our multi-product line strategy to continue contributing to revenue growth within our Retail Micro-Loans segment, and we expect to see continued profitability improvement, both overall and on a per-store basis.

Auto Finance Segment

Our Auto Finance segment now includes a variety of auto sales and lending activities.

Our original platform, acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. In the second quarter of 2006, we launched a new product, Dealer Equity Advance Loan (“DEAL”), whereby we earn interest income on loans made directly to dealers. In the DEAL program, the dealer maintains the responsibility to service the customer accounts securing the loan to the dealer. Also during the second quarter of 2006, we launched a contract custodial program to service smaller line of credit loan providers in the markets it services. We began a limited test launch of a second new product, Dealer Select Advance or DSA, in 2006, which continued into 2007. It is expected that this new product will see growth through the remainder of 2007 as it is rolled out in a general release. In addition to these offerings, we also form strategic alliances with aftermarket product and service providers in an effort to cross-sell to their existing customer base and are testing our ability to cross-sell other CompuCredit segment products to a select number of customers from within our existing customer base.

In January 2007, we acquired a 75% ownership interest in JRAS, a “Buy Here/Pay Here” dealer, for $3.3 million. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 30 months and credit is approved and payments are received in each storefront. We currently retain all loans and servicing for all contracts. At acquisition date, our JRAS platform operated 4 retail locations in Georgia. As of June 30, 2007, JRAS had 5 retail locations, and it has opened 2 additional locations in July 2007. We intend to expand these operations over the next year.

We also acquired the assets of San Diego, California-based ACC in February 2007. In conjunction with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a customer quality perspective, is slightly above the niche historically served by our Auto Finance segment. While we had historically acquired existing retail installment contracts directly from buy-here/pay-here dealers and small finance companies, ACC directly extends loans to consumers of predominantly franchise automobile dealerships.

Collectively, we serve 1,413 dealers through our Auto Finance segment in 45 states. Selected financial, operating and statistical data (dollars in thousands) for our Auto Finance segment are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Gross revenue from financing/servicing activities	$18,089	$13,431	$37,223	$25,152

Automotive sales gross margin	$2,188	$—	$2,978	$—

(Loss) income before income taxes	$(3,063)	$3,187	$(3,656)	$4,034

Period-end loans and fees receivable, gross	$286,721	$147,041	$286,721	$147,041

Number of automobiles sold	502	—	760	—

Number of loans held/serviced as of period end	50,698	44,399	50,698	44,399

Relative to comparable prior year and first quarter 2007 data, the above second quarter 2007 data reflect solid growth in our top-line revenues, gross loans and fees receivable, and loan origination activities. While our acquisition activities have obviously contributed to these growth trends, we are pleased with most of the origination activities within our Auto Finance segment. Our loan originations through franchised dealers and our loans underlying our own buy-here/pay-here auto dealerships have grown at a pace that has offset liquidations of the Patelco portfolio receivables. We continue to experience loan contractions, however, with respect to our loan purchase and lending activities to third-party buy-here/pay-here dealers.

Our second quarter and year-to-date 2007 losses relate in part to our continuing need to reduce overhead and expense levels with respect to our loan purchase and lending activities to third-party buy-here/pay-here dealers. Our Auto Finance segment management team has undertaken a series of expense reduction initiatives to right-size expense levels based on its lower loans receivable levels in this area, and we expect to see further reductions associated with these and future initiatives throughout the remainder of 2007. The more significant of the contributions to our Auto Finance segment’s losses, however, are (a) fixed costs that we are now incurring within our franchised dealers lending operations and buy-here/pay-here auto dealerships as we ramp up these immature business activities and (b) high provisions for loan losses given the buildup of allowances for uncollectible loans and fees receivables associated with relatively high growth in auto loan originations.

We remain optimistic about our ability to grow our new platforms significantly throughout 2007 and beyond, our ability to integrate our various platform acquisitions together to the extent necessary to realize operating efficiencies in risk, collections, information technology and other infrastructure and overhead categories, and our potential to realize quarterly profits within the Auto Finance segment, potentially by the latter half of 2008 depending on loan growth levels and corresponding allowance for uncollectible loans and fees receivable build-up levels.

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

Beyond our shift in focus for our stored-value card offerings, we continue to develop an underwriting, servicing and collections platform that utilizes non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external databases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods and payment processing tools that currently are unique in the marketplace. We generally refer to these collective methods, models and processes as our Market Expansion Platform (or “MEP”), and we consider them proprietary in nature. To date (and after an extensive research and development effort), we have launched the Imagine MasterCard credit card product utilizing the MEP; we now include the costs and revenues associated with this product within our Credit Cards segment. The MEP has enabled us to expand the scope of consumers we can approve profitably for these credit card products beyond what we traditionally could approve using our credit bureau-oriented underwriting models. Customers acquired to date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP also has allowed us to market our products on television, the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large numbers of profitable credit card customers for us. Starting in the third quarter of last year, we began to utilize the MEP in connection with our installment lending activities, and we believe we can use it to enter other product lines, including retailer financing, auto lending and consumer receivables factoring, in the future.

Our Other segment also is using its technologies to underwrite, service and collect a variety of third-party consumer finance receivables. Through our dealer relationships and based on studies of asset quality that we performed over the past two years or so, we hope to be able to define and implement a profitable business model for the purchase of asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles, personal watercraft and the like later this year. Also before the end of this year, we plan to roll out an on-line mall of consumer electronics and other products for which we will provide the underlying consumer financing and to sell and finance mobile phone handsets and market and finance underlying minutes usage by the customers who purchase these handsets.

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

The following table details (in thousands) the pre-tax losses that we have incurred for our major initiatives within the Other segment:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Stored-value card	$(292)	$(2,536)	$(984)	$(6,496)
Internet micro-loans	(1,137)	(2,919)	(3,222)	(6,206)
Third-party receivables servicing and asset-secured consumer finance receivables	(1,444)	(1,932)	(3,957)	(4,675)
Other	(1,292)	(301)	(3,650)	(973)

Total	$(4,165)	$(7,688)	$(11,813)	$(18,350)

Liquidity, Funding and Capital Resources

At June 30, 2007, we had $107.5 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity:

•

During the six months ended June 30, 2007, we generated $482.0 million in cash flow from operations, compared to $179.1 million during the six months ended June 30, 2006. The $302.9 million increase is due in part to (1) the returns and cash flows that we experience with respect to our growing portfolio of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and (2) increased income and cash flows recognized with respect to our Investment in Previously Charged-Off Receivables segment based on increased sales under its 5-year forward flow agreement with Encore Capital and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing. Partially offsetting these increases are (1) reductions in profitability associated with our purchased portfolios as the receivables underlying these trusts continue to decline and (2) reductions in overall fee billings given our fourth quarter decision to no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent.

•

During the six months ended June 30, 2007, we used $533.0 million of cash in investing activities, compared to using $351.8 million of cash for the six months ended June 30, 2006. This $181.2 million increase in cash used in investing activities reflects our use of $192.1 million related to our acquisitions of our UK Portfolio, ACC, MEM and JRAS which closed during the six months ended June 30, 2007, as well as our continued growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range. This increase is partially offset by the shift from (1) our making net investments in our securitized earning assets in 2006 to receiving proceeds on these investments in 2007, a shift that has resulted from draws of cash from securitization facilities within our securitization trusts to fund cardholder purchases in 2007, whereas cardholder purchases were funded with other cash resources in 2006 and (2) cash flows being generated within our securitization trusts for distribution to us on our retained interests because of the liquidations of our purchased portfolios (i.e., as payments from cardholders exceed cardholder purchases within our purchased portfolios).

•

During the six months ended June 30, 2007, our financing activities provided $73.2 million, compared to $78.0 million during the same period in 2006. Our respective financing activities in the six months ended June 30, 2007 and June 30, 2006 were varied. Major financing activities thus far in 2007 have included $146.0 million of borrowings related to our acquisition of ACC and $53.9 million of proceeds from the exercise of warrants, offset by the $86.5 million used to purchase treasury stock. Major financing activities in the six months ended June 30, 2006 included draws of $150.0 million on a structured financing facility secured by those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range and the repayment of $50.0 million in debt by our Retail Micro-Loans segment.

As of June 30, 2007, we had approximately $300 million in immediately available liquidity. This available liquidity is represented by cash balances and draw potential against our collateral base within our originated portfolio master trust and our collateral base supporting our existing structured financing transaction that is secured by substantially all of the credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Based on our current marketing and organic growth plans throughout the remainder of 2007 and beyond, we plan to supplement our approximately $300 million of available liquidity before the close of 2007 through securitization or other financing facilities.

One of the financing structures we currently are evaluating is an off-balance-sheet securitization of most if not all of our portfolio of credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Should we complete such a transaction, it will have a significant impact on our financial statements, including (1) material reductions in our total interest income, interest expense, fees and related income on non-securitized earning assets, and provision for loan losses balances on our future consolidated statements of operations, (2) material reductions in our loans and fees receivable, net and notes payable and other borrowings balances on our future consolidated balance sheets, (3) material increases in our fees and related income on securitized earning assets and servicing income balances on our future consolidated statements of operations (i.e., of an aggregate magnitude much greater than the material reductions in the aforementioned consolidated statement of operations balances in (1) above), and (4) material increases in our securitized earnings assets, current and deferred income tax liabilities and retained earnings balances on our future consolidated balance sheets (i.e., with an increase in net assets much greater than the material reductions in the aforementioned consolidated balance sheet balances in (2) above).

Beyond any potential off-balance-sheet securitization transaction, we expect for the foreseeable future to evaluate debt and equity issuances as a means to fund our financial products and services originations and our credit card receivables portfolio and other complementary acquisitions, and we expect to avail ourselves of opportunities to raise additional capital if terms and pricing are attractive to us.

The first quarter 2007 repurchase of an aggregate 2,884,163 shares of our common stock evidenced on our consolidated statements of cash flows was part of the share repurchase program that our board of directors authorized in May 2006. Following this repurchase, we are authorized to repurchase 7,115,837 additional shares under our repurchase program. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of June 30, 2007, we had committed total securitization facilities of $2.7 billion, of which we had drawn $1.6 billion. At June 30, 2007, the weighted-average borrowing rate on our securitization facilities was approximately 7.33%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which a substantial majority of our managed credit card receivables serve as collateral as of June 30, 2007. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2007(2)	$306.0
January 2008(3)	1,000.0
October 2009(4)	299.5
October 2010(4)	299.5
January 2014(5)	131.8
September 2014(6)	25.5
April 2014(7)	649.7

Total	$2,712.0

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our condensed consolidated statements of operations or condensed consolidated balance sheet items included herein.

(2)	Represents the end of the revolving period for a $306.0 million conduit facility, which we expect to renew prior to its expiration.

(3)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the term and an orderly amortization of the facility at expiration. In July 2007, we renewed this facility through January 2010 at a reduced size of $750 million; the note holder consented to our reduction in the size of this facility, which we desired to save costs associated with unused capacity as we have sufficient funding capacity within our originated portfolio master trust to meet our growth expectations within that trust.

(4)	In October 2004, we completed two term securitization facilities that we issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under terms advantageous to us should we need additional liquidity from the sale of the notes during the life of the facilities.

(5)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

(6)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(7)	In April 2007, we closed an amortizing securitization facility in connection with our UK Portfolio acquisition; this facility is denominated and referenced in UK sterling.

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

Related Party Transactions

Since 2001, we have been subleasing 7,316 square feet of excess office space to Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate of $24.19 per square foot is the same as the rate that we pay on the prime lease. Total rent for the three and six months ended June 30, 2007 for the sublease was approximately $44,000 and $88,000, respectively. This sub-lease is scheduled to be terminated by August 2007 as part of our move to our new Atlanta headquarters office location.

In June 2007, we signed a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.00 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J.Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our UK Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. The notes comprise approximately 1.5% of the $649.7 million in total notes within the trust as of June 30, 2007 and are subordinate to the senior traunches within the trust. The “B” traunche bears interest at LIBOR plus 9%.

On December 4, 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust receives 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. Frank J. Hanna, Jr., owns a substantial minority interest in Urban Trust and serves on its Board of Directors. In December 2006, Urban Trust deposited $0.7 million with us to cover its share of future expenses of the program. Also in December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders. Through June 30, 2007, Urban Trust used all of the $0.7 million deposit to fund its share of the net costs of the program and was making additional contributions to cover further growth. Also through June 30, 2007, we increased our deposit with Urban Trust to $4.1 million to cover the growth in purchases by Urban Trust cardholders. Urban Trust’s share of receivables under cardholder accounts was approximately $4.5 million as of June 30, 2007.

See Note 2, “Summary of Significant Accounting Policies and Consolidated Financial Statements Components,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the investments in previously charged-off receivables by one of our subsidiaries from trusts serviced by us.

See Note 10, “Commitments and Contingencies,” to the condensed consolidated financial statements included in this report for discussion of a now-terminated indemnity agreement into which we had entered with Maverick associated with its participation in loans originated by a financial institution for which we have provided micro-loan servicing and processing services. Richard W. Gilbert, a Director on our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, marketing-based volatility in peak charge-off vintages, acquisitions and other growth opportunities, location openings, loss exposure and loss provisions, delinquency and charge-off rates, securitizations and gains and losses from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans, the profitability of our Auto Finance segment, expansion and growth of JRAS and ACC platforms, integration of our Auto Finance platforms, growth and performance of receivables originated over the Internet or television, our plans in the United Kingdom, the impact of the acquisition of our UK Portfolio of credit card receivables on our financial performance, performance of UK portfolio, sources of funding operations and acquisitions, our ability to raise funds or renew financing facilities, the potential effects of off-balance-sheet securitizations on our financial condition and results of operations, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities (including asset-backed securities), new product research and development efforts and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Actual results may differ materially from those suggested by the forward-looking statements that we make for a number of reasons including those described in Part II, Item 1A, “Risk Factors,” of this report.

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

We incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates on the underlying our U.S. managed assets generally are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate on the one hand, and commercial paper rates and LIBOR on the other hand. We have not hedged our basis risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk. We incur gap risk because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. This gap risk, however, is relatively minor as we generally can reprice the substantial majority of our receivables quickly in response to a rate change.

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

At June 30, 2007, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate (8.25% at June 30, 2007), subject to interest rate floors. At June 30, 2007, $18.7 million of our total U.S. managed receivables were priced at their floor rate, of which, $9.2 million of these receivables were closed and therefore ineligible to be repriced and the remaining $9.5 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $9.2 million in closed account receivables reach their floor rate would result in an approximate $36,000 after-tax negative impact on our annual cash flows. However, to the extent we choose to reprice any of the $9.5 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against their possible adverse impact on our cash flows.

Foreign Currency Risk

The translation of the balance sheets of our newly launched and acquired non-U.S. operations from local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments within shareholders’ equity. We will also have transactional gains and losses that are caused by changes in foreign currency exchange rates compared to the U.S. dollar. These transaction gains and losses flow through our condensed consolidated statement of operations. We have not hedged our foreign currency risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk; we are continuing, however, to weigh the benefits versus costs of hedging this risk.

Commodity Price Risk

From time-to-time we purchase debt and equity securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service; such was the case during the second quarter of 2007 during which we experienced material realized and unrealized losses on our portfolio of these securities. Although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At June 30, 2007, we had investments (net of non-recourse debt) in third-party asset-backed securities with a value of $45.0 million. For further discussion of the current market conditions surrounding our portfolio of third-party asset-backed securities, see our “RESULTS OF OPERATIONS” discussion in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report under the heading “Fees and related income on non-securitized earning assets.”

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

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. As of June 30, 2007, we have not recorded any accruals related to this lawsuit.

In addition, the FDIC and the FTC are investigating whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits, and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and the FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices, reimbursement of significant fees to affected customers and the payment of fines We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees and payment of fines. The matters under investigation involve a significant amount of fees and a substantial number of accounts.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from the investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law simply to avoid regulatory scrutiny. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of June 30, 2007, approximately 3.1% of our accounts in the United States (representing approximately 5.3% of our receivables in the United States) were experiencing negative amortization; this compares with 3.8% of accounts and 5.9% of our receivables experiencing negative amortization as of December 31, 2006 and 3.8% of accounts and 5.7% of our receivables experiencing negative amortization as of June 30, 2006.

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

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables, might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC and FTC investigations discussed above, although we expect them to resume opening new accounts once these investigations are substantially complete. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products), the manner in which we market them or our servicing and collection practices. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

In 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-five states through eleven branches, three regional processing centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. In February 2007, we acquired the business of ACC, also an automobile lender. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, the CAR Financial Services business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of June 30, 2007, credit card portfolio acquisitions account for 37.6% of our total credit card managed receivables portfolio based on our ownership percentages, and in April 2007 we purchased a portfolio in the United Kingdom having a face amount of approximately £490 million ($970 million) as of the date of purchase.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we have made these investments through a subsidiary that was advised by United Capital Asset Management LLC. These investments experienced realized losses (net of interest income) of $15.2 million and unrealized losses of $10.3 million during the three months ended June 30, 2007. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. We have experienced additional losses subsequent to June 30, 2007, and may experience additional losses in the future. Because our investments in these securities are leveraged—the equity investment supporting our $99.8 million securities portfolio at June 30, 2007 was $45.0 million—market price movements can have a significant and rapid impact on the value of our investments.

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

We held our annual shareholders meeting on May 9, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the board’s solicitation. The matters were submitted to a vote and the results thereof are set forth below.

(1)	Proposal to elect nine directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	49,128,028	1,129,489
Richard W. Gilbert	49,135,926	1,121,591
Richard R. House, Jr.	49,136,216	1,121,301
Gregory J. Corona	49,057,386	1,200,131
Frank J. Hanna, III	49,033,834	1,223,683
Deal W. Hudson	49,153,382	1,104,135
Mack F. Mattingly	49,261,882	995,635
Nicholas B. Paumgarten	49,263,725	993,792
Thomas G. Rosencrants	49,052,540	1,204,977

(2)	Proposal for approval of material terms of the performance criteria for executive incentive compensation under the 2004 Restricted Stock Plan.

For	Against	Abstained	Broker non-votes
43,436,129	853,613	14,854	5,952,921

ITEM 5.	OTHER INFORMATION

In July 2007, we renewed our Series 2004-One variable funding securitization facility through January 2010 at a reduced the size of $750 million; the note holder consented to our reduction in the size of this facility, which we desired to save costs associated with unused capacity as we have sufficient funding capacity within our originated portfolio master trust to meet our growth expectations within that trust.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:

10.1	Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007	Filed herewith

10.2	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	Filed herewith

10.3	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC	Filed herewith

10.4	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation	Filed herewith

10.5	Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CompuCredit International Acquisition Corporation	Filed herewith

10.6	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007	Filed herewith

10.7	Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CompuCredit International Acquisition Corporation, Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas	Filed herewith

10.8	Second Amendment to the Note Purchase Agreement, Dated As Of July 30, 2007, among CompuCredit Credit Card Master Note Business Trust, CompuCredit Funding Corp., CompuCredit Corporation and Merrill Lynch Mortgage Capital Inc.	Filed herewith

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

August 1, 2007	By	/s/ J. PAUL WHITEHEAD, III
J. Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)