Form 10-Q
period 2007-09-30
COMPUCREDIT CORP
filed 2007-11-05
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended September 30, 2007

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

Five Concourse Parkway, Suite 400

Atlanta, Georgia 30328

(770) 828-2000

CompuCredit has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

CompuCredit is an accelerated filer and is not a shell company.

As of November 1, 2007, 49,218,342 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $163,083 at September 30, 2007 and $15,104 at December 31, 2006)	$362,300	$110,412
Securitized earning assets	617,691	801,715
Non-securitized earning assets, net:
Loans and fees receivable, net of $187,631 and $118,005 in deferred revenue and $422,281 and $225,319 in allowances for uncollectible loans and fees receivable at September 30, 2007 and December 31, 2006, respectively	1,053,859	653,716
Investments in previously charged-off receivables	13,233	12,871
Investments in securities	35,192	141,657
U.S. government securities resale agreements	—	50,577
Deferred costs, net	26,602	25,762
Software, furniture, fixtures and equipment, net	92,694	63,986
Investments in equity-method investees	65,937	83,038
Intangibles, net	11,542	12,382
Goodwill	152,504	120,115
Prepaid expenses and other assets	47,012	37,666

Total assets	$2,478,566	$2,113,897

Liabilities
Accounts payable and accrued expenses	$135,153	$112,453
Notes payable and other borrowings	864,919	358,694
Convertible senior notes	550,000	550,000
Deferred revenue, primarily from forward flow agreement	41,764	55,260
Current and deferred income tax liabilities	51,917	112,983

Total liabilities	1,643,753	1,189,390
Minority interests	36,077	40,567

Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 61,924,906 shares issued and 54,890,292 shares outstanding at September 30, 2007 (including 5,677,950 loaned shares to be returned); and 59,464,216 shares issued and 55,093,686 shares outstanding at December 31, 2006 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	410,919	321,010
Treasury stock, at cost, 7,034,614 and 4,370,530 shares at September 30, 2007 and December 31, 2006, respectively	(207,818)	(124,084)
Warrants	—	25,610
Accumulated other comprehensive income	4,896	12
Retained earnings	590,739	661,392

Total shareholders’ equity	798,736	883,940

Total liabilities and shareholders’ equity	$2,478,566	$2,113,897

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Interest income:
Consumer loans, including past due fees	$125,029	$77,003	$300,404	$195,782
Other	4,702	4,524	17,065	13,479

Total interest income	129,731	81,527	317,469	209,261
Interest expense	(22,459)	(12,573)	(55,322)	(36,944)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	107,272	68,954	262,147	172,317
Fees and related income on non-securitized earning assets	217,709	152,188	555,741	416,327
Provision for loan losses	(302,253)	(135,040)	(639,912)	(340,802)

Net interest income, fees and related income on non-securitized earning assets	22,728	86,102	177,976	247,842
Other operating income:
Fees and related income on securitized earning assets	29,642	50,837	121,332	146,446
Servicing income	26,273	19,908	72,359	71,289
Ancillary and interchange revenues	19,197	9,857	49,521	29,095
Equity in income of equity-method investees	7,648	42,164	26,947	93,711

Total other operating income	82,760	122,766	270,159	340,541
Other operating expense:
Salaries and benefits	20,431	16,409	56,881	43,828
Card and loan servicing	80,213	62,571	228,644	183,548
Marketing and solicitation	39,855	26,348	127,403	79,500
Depreciation	9,242	7,875	29,985	22,749
Goodwill impairment	—	—	—	10,546
Other	37,647	28,662	106,760	83,617

Total other operating expense	187,388	141,865	549,673	423,788

(Loss) income before minority interests and income taxes	(81,900)	67,003	(101,538)	164,595
Minority interests	(1,257)	(6,363)	(2,763)	(11,829)

(Loss) income before income taxes	(83,157)	60,640	(104,301)	152,766
Income tax benefit (expense)	29,936	(21,830)	37,548	(54,996)

Net (loss) income	$(53,221)	$38,810	$(66,753)	$97,770

Net (loss) income per common share–basic	$(1.10)	$0.80	$(1.36)	$2.01

Net (loss) income per common share–diluted	$(1.10)	$0.78	$(1.36)	$1.94

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2007

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Warrants	Accumulated Other	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount				Comprehensive Income
Balance at December 31, 2006	59,464,216	$—	$321,010	$(124,084)	$25,610	$12	$661,392	$883,940
Stock options exercises and proceeds related thereto	141,625	—	1,216	—	—	—	—	1,216
Warrant exercises and proceeds related thereto, including tax benefit of $2,484	2,400,000	—	81,974	—	(25,610)	—	—	56,364
Use of treasury stock for stock-based compensation plans	(260,724)	—	(3,266)	4,082	—	—	(816)	—
Issuance of restricted stock	179,789	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	8,204	—	—	—	—	8,204
Purchase of treasury stock	—	—	—	(87,816)	—	—	—	(87,816)
Tax benefit related to stock-based compensation plans	—	—	1,781	—	—	—	—	1,781
Foreign currency translation adjustment, net of tax	—	—	—	—	—	4,884	—	4,884
Cumulative effect of adopting FASB Interpretation Number 48	—	—	—	—	—	—	(3,084)	(3,084)
Net (loss)	—	—	—	—	—	—	(66,753)	(66,753)

Balance at September 30, 2007	61,924,906	$—	$410,919	$(207,818)	$—	$4,896	$590,739	$798,736

See accompanying notes.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(53,221)	$38,810	$(66,753)	$97,770
Other comprehensive income (loss):
Foreign currency translation adjustment	4,083	—	6,651	(3)
Income tax expense related to other comprehensive income	(1,171)	—	(1,767)	—

Comprehensive (loss) income	$(50,309)	$38,810	$(61,869)	$97,767

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2007	2006
Operating activities
Net (loss) income	$(66,753)	$97,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	29,981	22,749
Impairment of goodwill	—	10,546
Provision for loan losses	639,892	340,802
Amortization of intangibles	3,221	3,844
Accretion of deferred revenue	(20,580)	(18,372)
Stock-based compensation expense	8,204	5,809
Minority interests	2,763	11,829
Retained interests income and securitization gains adjustments, net	260,959	80,951
Unrealized loss (gain) on debt and equity securities classified as trading securities	17,109	(2,045)
Income in excess of distributions from equity-method investments	—	(8,215)
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease (increase) in debt, equity and U.S. government securities classified as trading securities	136,176	(134,111)
Increase in uncollected fees on non-securitized earning assets	(424,491)	(274,526)
(Increase) decrease in deferred costs	(835)	2,710
Decrease in current and deferred tax liability	(62,101)	(21,474)
Increase in deferred revenue	7,070	9,742
Increase in prepaid expenses	(5,048)	(2,859)
Increase in accounts payable and accrued expenses	15,828	7,857
Other	(3,375)	12,717

Net cash provided by operating activities	538,020	145,724

Investing activities
Investments in equity-method investees	—	(16,497)
Proceeds from equity-method investees	17,101	4,454
Investments in securitized earning assets	(993,937)	(1,072,942)
Proceeds from securitized earning assets	920,713	916,190
Investments in non-securitized earning assets	(1,790,125)	(1,596,529)
Proceeds from non-securitized earning assets	1,345,614	1,328,917
Increase in notes receivable	2,183	—
Acquisitions of assets	(191,850)	(2,643)
Purchases of and development of software, furniture, fixtures and equipment	(57,202)	(23,005)

Net cash used in investing activities	(747,503)	(462,055)

Financing activities
Minority interests distribution, net	(8,480)	(15,591)
Proceeds from exercise of stock options	1,216	336
Proceeds from the exercise of warrants	53,880	—
Purchase of treasury stock	(87,816)	—
Proceeds from borrowings	704,352	287,889
Repayment of borrowings	(203,685)	(80,233)

Net cash provided by financing activities	459,467	192,401

Effect of exchange rate changes on cash	1,904	—

Net increase (decrease) in cash	251,888	(123,930)
Cash and cash equivalents at beginning of period	110,412	240,655

Cash and cash equivalents at end of period	$362,300	$116,725

Supplemental cash flow information
Cash paid for interest	$54,841	$32,196

Cash paid for income taxes	$24,104	$76,470

Supplemental non-cash information
Notes payable associated with capital leases	$13,932	$18,595

Issuance of restricted stock and stock options	$6,264	$23,040

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of what our results will be for the year ending December 31, 2007. Our unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for our year ended December 31, 2006 contained in our Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

Restricted cash includes $132.1 million of cash that we drew on and that serves as collateral underlying one of the debt facilities associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; as additional eligible principal receivables are originated associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we are free to substitute such receivables as collateral, thereby freeing comparable amounts of underlying cash collateral for our unrestricted use. We also include $10.0 million of the gross proceeds associated with our sale of previously charged-off receivables and forward flow contract with Encore Capital Group, Inc (“Encore”) within restricted cash, as well as (1) certain collections on receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities and (2) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

Foreign Currency Translation

We translate the financial statements of our foreign subsidiaries into United States currency in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” We translate assets and liabilities to United States dollars at period-end exchange rates and income and expense items at average rates of exchange prevailing during the each respective period. We include these translation adjustments in accumulated other comprehensive income within shareholders’ equity on our condensed consolidated balance sheets. We also include gains and losses resulting from foreign currency transactions in our accompanying condensed consolidated statements of operations.

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

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

Loans and Fees Receivable, Net. Loans and fees receivable, net consist principally of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (which, except as otherwise noted, include those receivables associated with credit cards issued under our Investment in Previously Charged-Off Receivables segment’s balance transfer program for purposes of our discussion herein), micro-loan activities and auto finance business, none of which we have securitized in off-balance-sheet securitizations. As applicable, we show these receivables net of an allowance for uncollectible loans and fees receivable and net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivables associated with our acquisition of ACC Consumer Finance (“ACC”) are accounted for under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we account for under SOP 03-3, as well as the carrying amounts of and gross loans and fees receivable balances for our loans for which we account for under SOP 03-3:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Roll-forward of Accretable Yield:
Balance at beginning of period	$55,095	$—
Accretable yield at acquisition date	—	66,868
Impairment of accretable yield	(12,697)	(12,697)
Accretion of yield	(6,053)	(17,826)

Balance at September 30, 2007	$36,345	$36,345

SOP 03-3 loans and fees receivable:

Carrying amount of loans and fees receivable at acquisition date	$160,592

Carrying amount of loans and fees receivable at September 30, 2007	$117,754

Gross loans and fees receivable balance at acquisition date	$191,976

Gross loans and fees receivable balance at September 30, 2007	$141,519

The impairment of accretable yield noted in the above table arose based on our current forecast of delayed and lower cash flows attributable to the acquired portfolio of loans.

The loans and fees receivable associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range consist of finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation, annual, monthly maintenance, late payment, over-limit, cash-advance and returned-check fees. We recognize both activation and annual fees over a twelve-month period (i.e., the year to which they apply), while we recognize all other fees when assessed to cardholders. The loans and fees receivable associated with our micro-loan activities include principal balances, associated fees due from customers (such fees being recognized as earned—generally over a two-week period) and applicable billed and accrued finance charges associated with certain of our micro-loan products. Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest, net of the unearned portion of loan discounts, due from customers, which we recognize over the life of each loan.

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

September 30, 2007

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

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2006	Additions	Acquisitions	Subtractions	Balance at September 30, 2007
Loans and fees receivable, gross	$997.0	$2,701.7	$167.4	$(2,202.3)	$1,663.8
Deferred revenue	(118.0)	(310.6)	—	241.0	(187.6)
Allowance for uncollectible loans and fees receivable	(225.3)	(639.9)	—	442.9	(422.3)

Loans and fees receivable, net	$653.7	$1,751.2	$167.4	$(1,518.4)	$1,053.9

Our roll-forward of the allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$291.2	$159.4	$225.3	$54.3
Provision for loan losses	302.2	135.0	639.9	340.8
Charge offs	(174.7)	(133.2)	(455.2)	(238.1)
Recoveries	3.6	2.5	12.3	6.7

Balance at end of period	$422.3	$163.7	$422.3	$163.7

We include finance charges and late fee income associated with loans and fees receivable in interest income under the consumer loans, including past due fees category on our accompanying condensed consolidated statements of operations. Additionally, we reflect $229.2 million, $551.5 million, $133.7 million and $377.3 million of fee income associated with these loans and fees receivable for the three and nine months ended September 30, 2007 and 2006, respectively, in fees and related income from non-securitized earning assets on our condensed consolidated statements of operations. As of September 30, 2007, the weighted average remaining accretion period for the $187.6 million of deferred revenue reflected in the above table was 10.0 months.

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Unrecovered balance at beginning of period	$13,357	$12,871
Acquisitions of defaulted accounts	10,206	34,060
Cash collections	(21,899)	(69,292)
Accretion of deferred revenue associated with Encore forward flow contract	(3,886)	(12,780)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	15,455	48,374

Balance at September 30, 2007	$13,233	$13,233

Estimated remaining collections (“ERC”)	$67,476	$67,476

In June 2005, our debt collections subsidiary sold a significant pool of previously charged-off receivables. Remaining after this sale were principally the subsidiary’s pools of previously charged-off receivables associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 45.0% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We purchase these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 8, “Notes Payable, Other Borrowings and Convertible Senior Notes.” We generally classify our purchased debt and equity securities as trading securities and include realized and unrealized gains and losses in earnings in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of September 30, 2007	As of December 31, 2006
Held to maturity:
Investments in debt securities of equity-method investees	$7,398	$10,800
Trading:
Investments in equity securities	2,962	5,211
Investments in asset-backed securities	24,832	125,646

Total investments in debt and equity securities	$35,192	$141,657

Our investments in asset-backed securities generally include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. The market for these securities continues to be extremely volatile and values ascribed to these securities have declined significantly over the past two quarters. As a result of this volatility and decline in values, our realized and unrealized losses incurred on these securities totaled $37.4 million and $63.1 million for the three and nine months ended September 30, 2007.

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

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets primarily include: (1) lending fees associated with our retail and Internet-based micro-loan activities; (2) fees associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Fingerhut credit card receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) gains and losses associated with our investments in securities; and (5) gross profit from auto sales within our Auto Finance segment. The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Retail micro-loan fees	$31,396	$26,811	$85,892	$69,254
Fees on non-securitized credit card receivables	197,756	106,937	465,563	308,060
Income on investments in previously charged-off receivables	15,455	12,329	48,374	32,687
(Losses) gains on investments in securities	(37,408)	3,676	(63,132)	1,314
Other	10,510	2,435	19,044	5,012

Total fees and related income on non-securitized earning assets	$217,709	$152,188	$555,741	$416,327

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) income from (loss on) retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Securitization gains	$2,089	$929	$103,046	$5,333
Income from (Loss on) retained interests in credit card receivables securitized	21,773	44,734	3,794	125,276
Fees on securitized receivables	5,780	5,174	14,492	15,837

Total fees and related income on securitized earning assets	$29,642	$50,837	$121,332	$146,446

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the twelve-month cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Note 7, “Off-Balance-Sheet Arrangements,” for further discussion on securitization gains and income from (loss on) retained interests in credit card receivables securitized (including the effects of changes in retained interest valuations).

Recent Accounting Pronouncements

In July 2007, the FASB approved issuance for comment of a proposed FASB Staff Position (“Proposed FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. Any final guidance under the Proposed FSP is expected to be effective for fiscal periods beginning after December 15, 2007, not to permit early application and to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of the Proposed FSP on our net income and net income per common share. Based on our initial review, however, this Proposed FSP, if adopted and issued as proposed, would change the accounting treatment of our outstanding Convertible Senior Notes and would (1) shift a material portion of our Convertible Senior Notes balances to additional paid-in capital on our consolidated balance sheets, (2) create a discount on the Convertible Senior Notes that would be amortized as materially higher interest expense over the life of the Convertible Senior Notes, (3) cause us to show materially lower net income on our consolidated statements of operations, and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.

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

September 30, 2007

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

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”). Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We adopted Interpretation No. 48 as of January 1, 2007 and increased our tax liabilities and reduced retained earnings by $3.1 million in connection with its adoption. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $52.5 million of which $11.7 million, if recognized, would reduce our effective tax rate.

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United Kingdom, the Netherlands and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with our adoption of Interpretation No. 48, we recognized $5.6 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $52.5 million and $11.7 million of unrecognized tax benefits noted above. During the nine months ended September 30, 2007, we recognized $1.7 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $1.8 million in the three months ended September 30, 2007 related to the closing of the statute of limitations for the 2003 tax year.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”). Statement No. 159 allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we currently are evaluating the effects that the adoption of Statement No. 159 could have on our consolidated results of operations, financial position and cash flows.

3. Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-off Receivables; Retail Micro-Loans; Auto Finance; and Other.

During the first quarter of 2007, we acquired (1) the assets of ACC, an originator of auto loans generated through its relationships with franchised auto dealers, and a related portfolio of auto loans for which ACC acts as servicer and (2) a 75-percent ownership interest in Just Right Auto Sales (“JRAS”), which sells vehicles to consumers and provides the underlying consumer financing associated with these vehicle sales. The post-acquisition financial results from these operations are included in our condensed consolidated financial statements and Auto Finance segment data for the three and nine months ended September 30, 2007.

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

September 30, 2007

post-acquisition results from the UK Portfolio are included within our Credit Cards segment while those for MEM are included within our Other segment.

Historically, we included within our Investments in Previously Charged-off Receivables segment only a portion of the transactions associated with this segment’s balance transfer program operations—that portion representing the transactions and financial results thereof for the period from acquisition of a debtor’s account balance through the date the debtor became eligible to receive a credit card under the terms of the balance transfer program. Beginning in 2007, however, we have included within our Investments in Previously Charged-off Receivables segment the balance transfer program transactions and financial results thereof for all pre- and post-credit card issuance activities. We have reclassified 2006 balance transfer program data within our segment table below to conform to this new presentation.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three months ended September 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related (loss) income on non-securitized earning assets	$(22,036)	$15,565	$20,754	$4,879	$3,566	$22,728

Total other operating income	$81,692	$365	$—	$703	$—	$82,760

(Loss) income before income taxes	$(77,172)	$10,071	$888	$(11,710)	$(5,234)	$(83,157)

Loans and fees receivable, gross	$1,227,130	$18,755	$93,734	$309,596	$14,556	$1,663,771

Loans and fees receivable, net	$669,742	$14,297	$82,592	$276,173	$11,055	$1,053,859

Total assets	$1,776,065	$45,831	$208,959	$370,191	$77,520	$2,478,566

Three months ended September 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$38,963	$12,410	$23,883	$9,259	$1,587	$86,102

Total other operating income	$122,089	$143	$325	$209	$—	$122,766

Income (loss) before income taxes	$52,114	$8,359	$3,431	$2,652	$(5,916)	$60,640

Loans and fees receivable, gross	$577,251	$9,043	$86,073	$145,718	$11,104	$829,189

Loans and fees receivable, net	$341,776	$6,909	$76,879	$120,681	$8,376	$554,621

Total assets	$1,650,031	$35,614	$219,619	$164,025	$34,435	$2,103,724

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

Nine months ended September 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$30,525	$48,925	$64,691	$27,372	$6,463	$177,976

Total other operating income	$267,176	$1,148	$—	$1,835	$—	$270,159

(Loss) income before income taxes	$(108,875)	$32,419	$4,568	$(15,366)	$(17,047)	$(104,301)

Loans and fees receivable, gross	$1,227,130	$18,755	$93,734	$309,596	$14,556	$1,663,771

Loans and fees receivable, net	$669,742	$14,297	$82,592	$276,173	$11,055	$1,053,859

Total assets	$1,776,065	$45,831	$208,959	$370,191	$77,520	$2,478,566

Nine months ended September 30, 2006	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$131,588	$32,923	$55,840	$27,142	$349	$247,842

Total other operating income	$333,744	$312	$5,840	$620	$25	$340,541

Income (loss) before income taxes	$164,299	$20,380	$(14,333)	$6,686	$(24,266)	$152,766

Loans and fees receivable, gross	$577,251	$9,043	$86,073	$145,718	$11,104	$829,189

Loans and fees receivable, net	$341,776	$6,909	$76,879	$120,681	$8,376	$554,621

Total assets	$1,650,031	$35,614	$219,619	$164,025	$34,435	$2,103,724

4. Treasury Stock

During the nine months ended September 30, 2007, we repurchased an aggregate of 2,884,163 shares of our common stock in a privately negotiated transaction, and we placed the repurchased shares in treasury. At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three and nine months ended September 30, 2007, we reissued 28,987 and 260,724 treasury shares at an approximate gross cost of $0.7 million and $4.1 million, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan. Also during the three and nine months ended September 30, 2007, we effectively purchased 5,603 and 40,645 shares at a cost of $0.1 million and $1.2 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

5. Warrants

In connection with a securitization facility into which we entered during the first quarter of 2004, we issued warrants to acquire 2.4 million shares of our common stock at an exercise price of $22.45 per share. The costs associated with these warrants were recorded at fair value ($25.6 million determined using the Black-Scholes model) within deferred costs, net, on our condensed consolidated balance sheets, and the initial deferred cost amount was amortized against income from retained interests in credit card receivables securitized (which is a component of fees and related income from securitized earning assets) over the initial term of the associated debt. In January 2007, the then-current warrant holders exercised their warrants by paying us an aggregate $53.9 million in exercise price.

6. Investments in Equity-Method Investees

As of September 30, 2007, we held a 61.25% interest in CSG, LLC (“CSG”). Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity. We account for our CSG investment using the equity method of accounting. As of

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

September 30, 2007, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of September 30, 2007	As of December 31, 2006
Securitized earning assets	$137,106	$168,288

Total assets	$144,409	$179,107

Total liabilities	$7,829	$10,147

Members’ capital	$136,580	$168,960

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net interest income, fees and related income on non-securitized earning assets	$2	$12,613	$6	$88,399

Fees and related income on securitized earning assets	$13,729	$89,351	$51,403	$141,036

Total other operating income	$16,572	$93,434	$60,543	$153,707

Net income	$15,296	$100,394	$56,521	$222,035

7. Off-Balance-Sheet Arrangements

We securitize certain credit card receivables that we purchase on a daily basis through our third-party financial institution relationships (i.e., generally those receivables that are not associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range). In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to a master trust (the “originated portfolio” master trust), which issues notes representing undivided ownership interests in the assets of the master trust. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was our acquisition of the UK Portfolio and the securitization of its approximately $970 million of gross face amount underlying credit card receivables in the second quarter of 2007.

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

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Gross amount of receivables securitized at period end	$2,315,285	$1,671,143	$2,315,285	$1,671,143

Proceeds from collections reinvested in revolving-period securitizations	$303,141	$286,908	$876,313	$889,640

Excess cash flows received on retained interests	$43,884	$66,672	$135,249	$203,254

Securitization gains	$2,089	$929	$103,046	$5,333
Income from (loss on) retained interests in credit card receivables securitized	21,773	44,734	3,794	125,276
Fees on securitized receivables	5,780	5,174	14,492	15,837

Total fees and related income on securitized earning assets	$29,642	$50,837	$121,332	$146,446

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

Generally, we include all collections received from the cardholders underlying each securitization in our securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from those cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

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

The measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Under the cash-out method, we record the future cash flows at a discounted value. We discount the cash flows based on the timing of when we expect to receive the cash flows. We base the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within 30 days of verification.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our condensed consolidated balance sheets) include the following (in thousands):

	September 30, 2007	December 31, 2006
Interest only (“I/O”) strip	$90,949	$81,129
Accrued interest and fees	22,250	15,976
Servicing liability	(23,440)	(8,838)
Amounts due from securitization	13,817	8,738
Fair value of retained interests	514,115	704,710

Securitized earning assets	$617,691	$801,715

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

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	September 30, 2007	December 31, 2006	September 30, 2006
Net collected yield (annualized)	28.6%	26.2%	25.4%
Payment rate (monthly)	5.4	6.7	6.9
Expected principal credit loss rate (annualized)	13.9	9.3	11.5
Residual cash flows discount rate	21.0	16.9	14.2
Servicing liability discount rate	14.0	14.0	14.0

The trending increase in residual cash flows discount rates in the above table reflects reduced levels of excess collateral within our securitization trusts over the past several quarters, as well as increased market spreads above our LIBOR interest rate index that we believe to exist as of September 30, 2007 given the recent turbulence in global liquidity markets. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, at lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

The following illustrates the hypothetical effect on the September 30, 2007 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Net collected yield (annualized)	28.6%
Impact on fair value of 10% adverse change	$(40,390)
Impact on fair value of 20% adverse change	$(79,814)
Payment rate (monthly)	5.4%
Impact on fair value of 10% adverse change	$(7,208)
Impact on fair value of 20% adverse change	$(13,379)
Expected principal credit loss rate (annualized)	13.9%
Impact on fair value of 10% adverse change	$(20,301)
Impact on fair value of 20% adverse change	$(40,403)
Residual cash flows discount rate	21.0%
Impact on fair value of 10% adverse change	$(10,630)
Impact on fair value of 20% adverse change	$(20,916)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(181)
Impact on fair value of 20% adverse change	$(362)

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

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations.

	September 30, 2007	December 31, 2006
Total managed principal balance	$2,122,727	$1,468,533
Total managed finance charge balance	192,558	155,289

Total managed receivables	$2,315,285	$1,623,822

Receivables delinquent — 60 or more days	$227,583	$165,555

Net charge offs for the three months ended	$80,543	$43,498

8. Notes Payable, Other Borrowings and Convertible Senior Notes

As of September 30, 2007, we had total notes payable and other borrowings of $864.9 million and Convertible Senior Notes of $550.0 million, compared to $358.7 million and $550.0 million, respectively, as of December 31, 2006. Our September 30, 2007 notes payable and other borrowings balances (in millions) along with their interest rates and maturities are as follows:

	Amounts Outstanding	Interest Rates	Maturity Dates
Structured financings within our Credit Cards segment	$650.0	8.2% to 9.75%	March 2009 and August 2009
Structured financings within our Auto Finance segment	181.9	7.1% to 8.2%	September 2008 – April 2013
Third-party financing of Auto Finance segment receivables	4.8	10.3%	January 2009

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

	Amounts Outstanding	Interest Rates	Maturity Dates
Third-party financing of Auto Finance segment inventory	0.2	24.0%	Month-to-Month
Vendor-financed acquisitions of software and equipment	13.9	2% to 7%	October 2006 – August 2009
MEM subordinated debt	0.5	9.0%	July 2009
Repurchase agreements	13.6	6.3%	October 2007

Balance as of September 30, 2007	$864.9

In November 2007, we amended one of our two structured financings secured by (and recourse only to) the receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; among other changes affecting pricing and advance rates, this amendment expanded the size of this facility to $450.0 million and extended its maturity until March 31, 2009. Our subsidiary entered into the second of these two Credit Cards segment structured financings in August 2007; this particular facility is a two-year, $300.0 million structured financing agreement that is also secured by (and recourse only to) receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This second financing arrangement calls for a scheduled monthly pay down of the outstanding principal note balance that can be deferred at the option of the note holder; to date, the note holder has deferred all monthly repayments otherwise required under this arrangement.

In September 2007, we entered into a structured financing agreement through which we fund auto loan originations within our Auto Finance segment. The facility allows for a maximum capacity of $200.0 million, has an interest rate at the one-month LIBOR rate plus 150 basis points, matures in September 2008 and is recourse only to the auto finance receivables that serve as collateral under the facility. As of September 30, 2007, $15.0 million was drawn under this facility.

To finance our February 2007 acquisition of the portfolio of ACC-serviced auto finance receivables that we acquired contemporaneous with our ACC acquisition, we entered into a financing facility with a maximum capacity of $146.0 million. This facility has an interest rate at the one-month LIBOR rate plus 200 basis points, matures in April 2013 and is recourse only to the acquired portfolio of ACC-serviced auto finance receivables. This financing facility is being repaid as the portfolio of acquired ACC-serviced auto finance receivables is repaid.

Also in February 2007, we amended another financing facility within our Auto Finance segment to provide for greater operational flexibility as well as lower pricing, to extend the facility through September 2008 and to reduce its size to $100.0 million.

JRAS, acquired within the Auto Finance segment in January 2007, has a financing facility with a maximum capacity of $5.0 million that is recourse only to its auto finance receivables, as well as a revolving financing facility to fund inventory.

The repurchase agreements relate to our investments in debt securities, are made through a wholly owned subsidiary and are recourse only to the specific debt security investments underlying each individual repurchase agreement.

In July 2007, a $5.0 million seller note within our Retail Micro-Loans segment matured and was paid.

We are in compliance with the covenants underlying all of our various notes payable and debt facilities.

9. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”) requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value. As part of our preliminary purchase price allocations for our Auto Finance segment’s acquisitions of ACC and JRAS in the first quarter of 2007, our Auto Finance segment recorded goodwill of $6.8 million and $1.6 million, respectively. During the second quarter of 2007, we recorded $273,000 of additional goodwill related to purchase price adjustments on our Auto Finance segment’s acquisitions, and as of September 30, 2007, our Auto Finance segment had goodwill of $30.8 million.

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

September 30, 2007

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

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the nine months ended September 30, 2006 and 2007 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2005	$108,501	$22,160	$139	$130,800
Impairment loss	(10,546)	—		(10,546)
Purchase price adjustment	—	—	(139)	(139)

Balance as of September 30, 2006	$97,955	$22,160	$—	$120,115

Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,435	22,868	31,303
Purchase price adjustment	—	273	—	273
Foreign currency translation	—	—	813	813

Balance as of September 30, 2007	$97,955	$30,868	$23,681	$152,504

Intangible Assets

We had $3.2 million of intangible assets that we determined had an indefinite benefit period, as of both September 30, 2007 and December 31, 2006. As part of our preliminary purchase price allocations for the acquisitions of ACC and JRAS during the first quarter of 2007, we recorded $2.4 million of intangible assets subject to amortization related to customer relationships and trade names. The net unamortized carrying amount of intangible assets subject to amortization was $8.3 million as of September 30, 2007 and $9.1 million as of December 31, 2006. Intangible asset-related amortization expense was $0.7 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $3.2 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense for the nine months ended September 30, 2006 includes $0.8 million of impairment charges.

10. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $3.3 billion at September 30, 2007 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate that this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2007, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of September 30, 2007, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $398.2 million—an increase from the $370.1 million level at December 31, 2006 as a result of our UK Portfolio acquisition. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the amounts of credit available to cardholders for future purchases declines. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments to exceed new purchases each month. We currently do not have any liability recorded with respect to

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Additionally, we have entered into an agreement whereby we have agreed to guarantee the payment obligations of one of our subsidiaries servicing a portfolio of auto loans owned by another of our subsidiaries. We currently do not have any liability recorded with respect to this guarantee, but we will record one if events occur that make payment probable under this guarantee.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $83.9 million. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $8.8 million as of September 30, 2007. Our other third-party originating financial institution relationships require similar arrangements for which we have pledged $22.8 million in collateral as of September 30, 2007. In addition, in connection with the April 2007 acquisition of our UK Portfolio, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to Visa Europe. Those obligations include, among other things, compliance with Visa Europe’s operating regulations and by-laws. We also guarantee the performance and payment obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our UK Portfolio.

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

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced micro-loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of September 30, 2007, we had paid claims submitted by Maverick of $1.7 million against this indemnification obligation, and no further claims will be made as we have received a waiver terminating any further indemnification obligation to Maverick.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of September 30, 2007, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (expiring January 2010) and a one-year conduit securitization facility with renewal options (term expiring September 2008) issued out of our originated portfolio master trust; a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014); a multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

$92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively; and an amortizing term securitization facility (denominated and referenced in UK sterling and expiring April 2014) issued out of the trust underlying our UK Portfolio securitization.

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

11. Net (Loss) Income Per Common Share

The following table sets forth the computation (in thousands, except per share data) of net (loss) income per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(53,221)	$38,810	$(66,753)	$97,770

Denominator:
Basic weighted-average shares outstanding	48,506	48,742	49,078	48,725
Effect of dilutive stock options, warrants and restricted shares	—	1,280	—	1,582

Diluted adjusted weighted-average shares outstanding	48,506	50,022	49,078	50,307

Net (loss) income per common share – basic	$(1.10)	$0.80	$(1.36)	$2.01

Net (loss) income per common share – diluted	$(1.10)	$0.78	$(1.36)	$1.94

As their effects were anti-dilutive due to our net losses for the three and nine months ended September 30, 2007, we excluded all of our stock options and unvested restricted shares from the three and nine months ended September 30, 2007 net loss per common share calculations. As their effects were anti-dilutive, we excluded 519,000 and 520,000 of stock options, respectively, from the three and nine months ended September 30, 2006 net income per common share calculations.

12. Stock-Based Compensation

As of September 30, 2007, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective application. For the three and nine months ended September 30, 2007, we expensed compensation costs of $0.5 million and $1.6 million, respectively, related to our stock option plans and recognized income tax benefit within additional paid-in capital of $0.1 million and $1.6 million, respectively, related to our stock option plans. For the three and nine months ended September 30, 2006, we expensed compensation costs of $0.6 million and $1.2 million, respectively, related to our stock option plans and recognized income tax charges within additional paid-in capital of $61,000 and income tax benefits within additional paid-in capital of $91,000, respectively, related to our stock option plans.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of September 30, 2007:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	341,000
2000 Stock Option Plan	1,200,000	93,911	47,267
2003 Stock Option Plan	1,200,000	566,915	598,997

A summary of the status of our stock options as of September 30, 2007 and changes for the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2007	1,079,889	$23.96
Granted	50,000	34.75
Exercised	(141,625)	8.58
Cancelled/Forfeited	(1,000)	7.15

Outstanding at September 30, 2007	987,264	$26.73	3.36	$5,888,866

Exercisable at September 30, 2007	437,264	$9.50	0.65	$5,888,866

As of September 30, 2007, our unamortized deferred compensation costs associated with non-vested stock options were $6.4 million. We received $1.2 million in cash proceeds from stock option exercises during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, we estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below.

Assumptions	For the nine months ended September 30, 2007
Fair value per share	$11.14
Dividend yield	—
Volatility factors of expected market price of stock(1)	30%
Risk-free interest rate	5.25%
Expected option term (in years)	4.0

(1)	We use the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption.

Restricted Share Awards

During the three and nine months ended September 30, 2007, we granted 18,000 and 180,396 shares, respectively, of restricted stock with a fair value of $0.5 million and $6.3 million, respectively, under our 2004 Restricted Stock Plan. Our restricted share grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of September 30, 2007, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $15.2 million with a weighted-average remaining amortization period of 2.7 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 3.5 years as of September 30, 2007.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2007

13. Acquisitions

In January 2007, we acquired a 75% ownership interest in JRAS for $3.3 million from its former owners, and we intend to expand its operations over the next several years through a mixture of its own debt financing and additional equity contributions that we plan to make, which are expected to gradually increase our ownership interest in JRAS. At its acquisition date, JRAS operated 4 retail locations in Georgia. As of September 30, 2007, JRAS had 10 retail locations with additional locations under development. JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 36 months and credit is approved and payments are received in each store front; this type of operation is commonly referred to as a “Buy Here/Pay Here” operation. JRAS currently retains all loans and servicing for all customer financing contracts and has a $5.0 million line of credit provided by a commercial finance company, $4.8 million of which was outstanding at September 30, 2007. As part of the JRAS acquisition transaction, we have recorded $1.7 million of goodwill and $0.7 million of intangible assets.

In February 2007, we acquired all of the assets of San Diego, California-based ACC. At acquisition date, ACC serviced approximately $275 million in auto finance receivables. ACC operates in 26 states with collection centers in San Diego, California and Denver, Colorado and has approximately 200 employees. Contemporaneously with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated by ACC and were serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which we acquired in April 2005. As part of the ACC transaction, we recorded $7.0 million of goodwill and $1.7 million of intangible assets.

In April 2007, we acquired 95% of the outstanding shares of MEM for £11.6 million ($22.3 million) in cash. A contingent performance-related earnout could be payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under for this earnout is £120.0 million. MEM operates in England and Wales, originates 1-month and 3-month micro-loans over the Internet and sells and finances mobile phone handsets with financing terms up to 7 months.

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

Our product and service offerings also include “micro-loans”—generally small-balance short-term cash advance loans (generally for less than 30 days) and small-balance installment loans (the amortizing term of which generally is less than one year)—marketed through various channels, including retail branch locations, direct marketing, telemarketing and the Internet. We also (1) originate auto loans through franchised auto dealers, (2) purchase and/or service auto loans from or for a pre-qualified network of dealers in the Buy Here/Pay Here used car business and (3) sell used automobiles through our own Buy Here/Pay Here lots. Our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties. Lastly, through our Other segment, we engage in various new product research and development efforts, the extent of which are dependent upon currently available liquidity and other necessary resources and our views regarding the relative returns we expect these efforts to yield for us versus our more established product lines and potential acquisition opportunities.

Our business experienced several significant changes during the three months ended September 30, 2007, including:

•

Our net addition of approximately 529,000 accounts, which corresponds principally with an increase of over $270 million in receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, thereby bringing the gross face amount of these receivables to a balance of $1.2 billion as of September 30, 2007;

•	Our substantial reduction in marketing efforts in August corresponding with the widely publicized dislocation in global liquidity markets;

•

Our incurrence of $37.4 million of realized and unrealized losses unrelated to our core business operations associated with market volatility and price declines continuing from the second quarter of 2007 with respect to investments that we hold in mortgage and other asset-backed securities; and

•

Our recording of a $4.8 million impairment charge related to the lease commitment on our previous corporate headquarters, which we vacated in August 2007 upon relocation to our new corporate headquarters.

The most significant of these developments is the disruption we saw in global liquidity markets. We believe we have reacted prudently to this development, and while we were able to complete two major financing facilities subsequent to this development, we have reduced our marketing efforts relative to second and third quarter 2007 levels. Whereas we averaged approximately 750,000 of gross account additions during each of the second and third quarters, our marketing levels now are targeted to produce between 150,000 and 200,000 gross account additions per quarter. We continue to believe that the current environment supports more aggressive account additions at or near volumes we saw in the second and third quarters, and we are hopeful to be able to obtain additional growth capital under acceptable pricing and terms during the fourth quarter of this year as the liquidity market normalizes.

Our credit card and other operations are heavily regulated, and over time there will be changes to how we conduct our operations. For example, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its examinations of the banks that issue credit cards on our behalf, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become over 90 days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios. We also have made certain changes to our collections programs and practices throughout 2007 in response to comments from the FDIC about negative amortization, and these changes have had the effect of increasing our delinquencies and expected future charge-off levels and ratios. Moreover, we anticipate making further changes to address negative amortization in the fourth quarter of 2007 that could adversely affect our future net interest margins and/or delinquency and charge-off levels and ratios.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007, Compared to Three and Nine months ended September 30, 2006

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our Auto Finance segment. The $48.2 million and $108.2 million increases when comparing the three and nine months ended September 30, 2007 to the same respective periods in 2006 are primarily due to growth in credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. In addition, our newly acquired ACC and JRAS subsidiaries contributed $10.6 million and $24.3 million, respectively, of interest income during the three and nine months ended September 30, 2007.

Also included within total interest income (under the other category) is interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels for the three and nine months ended September 30, 2007 increased relative to the same respective periods in 2006 as interest paid on our investments in debt securities (including bonds issued by other third-party asset-backed securitizations) increased with our additional investments in these securities.

Although our rate of receivables growth is expected to slow over the next few quarters based on our desire to conserve liquidity in light of recent disruptions in the global liquidity markets, we expect continued growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and within our Auto Finance segment. Unless we securitize these receivables in off-balance-sheet arrangements—which we are exploring—this expected growth will translate into continued growth in our total interest income.

Interest expense. Interest expense increased $9.9 million and $18.4 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 principally due to interest expense on (1) debt of our newly acquired ACC and JRAS operations, which contributed an additional $2.8 million and $7.2 million in interest expense for the three and nine months ended September 30, 2007, respectively, and (2) new and expanded debt facilities associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. While interest rates and spreads above underlying interest indices (typically LIBOR for our borrowings) were relatively stable over the comparison period, we expect to experience higher interest rates and associated higher interest costs due to widening spreads above underlying interest indices based both on market conditions and on our efforts to expand the capacity of our debt facilities.

Fees and related income on non-securitized earning assets. The following table details (in thousands) the components of fees and related income on non-securitized earning assets:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Retail micro-loan fees	$31,396	$26,811	$85,892	$69,254
Fees on non-securitized credit card receivables	197,756	106,937	465,563	308,060
Income on investments in previously charged-off receivables	15,455	12,329	48,374	32,687
(Losses) gains on investments in securities	(37,408)	3,676	(63,132)	1,314
Other	10,510	2,435	19,044	5,012

Total fees and related income on non-securitized earning assets	$217,709	$152,188	$555,741	$416,327

The increases of $65.5 million and $139.4 million in fees and related income on non-securitized earning assets for the three and nine months ended September 30, 2007, respectively, were largely attributable to:

•

growth in fees on our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which increased $90.8 million and $157.5 million for the three and nine months ended September 30, 2007, respectively, principally due to increased originations throughout 2007;

•

growth in our Retail Micro-Loans segment, in which fees increased $4.6 million and $16.6 million for the three and nine months ended September 30, 2007, respectively, primarily due to our expansion into Michigan, Texas, Nevada and the United Kingdom and our conversion of operations in Arkansas and Florida from bank-model servicing operations to direct lending operations in the second half of 2006;

•

an increase in income within our Investments in Previously Charged-Off Receivables segment of $3.1 million and $15.7 million for the three and nine months ended September 30, 2007, respectively, which relates to growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and to heightened levels of previously charged-off receivables sales under our forward flow contract with Encore and correspondingly greater accretion of deferred revenue in the nine months ended September 30, 2007 compared to the same periods in 2006;

•	$0.9 million and $3.3 million of fee income for the three and nine months ended September 30, 2007, respectively, from our MEM operations, which we acquired in the second quarter of 2007; and

•

$4.1 million and $7.1 million of gross profits for the three and nine months ended September 30, 2007, respectively, on automotive vehicle sales within our JRAS operations, which we acquired during the first quarter of 2007;

partially offset, however, by:

•

significant net realized and unrealized losses on our portfolio of investments in debt and equity securities of $37.4 million and $63.1 million for the three and nine months ended September 30, 2007, respectively, compared to modest levels of net gains on these investments in the same periods in 2006.

Losses associated with our investment portfolio parallel losses experienced over the second and third calendar quarters of 2007 by many other investors in mortgage-backed bonds issued by similar asset-based securitization structures. We originally allocated $52.1 million of capital to these investments between the fourth quarter of 2004 and late 2006, and the losses we have experienced within these investments appear to reflect a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Because our investment portfolio is held in a separate subsidiary (and not in a third-party fund), and because the debt we incurred to leverage our original investment is recourse only to the underlying securities, our remaining exposure (i.e., exposure to pre-tax loss) associated with our investments in third-party asset-backed securities is limited to $11.9 million as of September 30, 2007. While we believe the dislocation we are seeing is producing trading values for many securities that are irrationally low relative to the estimated discounted cash flow value of the securities, our subsidiary may continue to experience trading weakness in its investments in the future that may result in further losses in our fourth quarter and beyond, limited however to our remaining $11.9 million investment.

With respect to the other category in the above table, we expect to see continued growth in gross profits from our JRAS operations and fees from our internet micro-loan operations within MEM throughout 2007 and beyond. Likewise, we expect further continued growth in our retail micro-loans fees and fees on non-securitized credit card receivables categories.

Provision for loan losses. Our provision for loan losses increased $167.2 million and $299.1 million, respectively, for the three and nine months ended September 30, 2007 when compared to the same respective periods of 2006. These increases correspond with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Based on our expectation of slower growth in on-balance-sheet loans and fees receivable relative to the past few quarters and considering the discussion below in our Credit Cards Segment section regarding asset quality, we expect our provision for loan losses to decrease over the next several quarters.

The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at September 30, 2007 (25.4%) is higher than it was at both June 30, 2007 (21.4%) and September 30, 2006 (19.7%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the third quarter of 2007 (20.0%) is higher than it was in the second quarter of 2007 (16.1%) and the third quarter of 2006 (17.0%). The above figures for 2007 include the acquisition of ACC, which under the accounting guidance of SOP 03-3 results in a net loan balance presentation with no corresponding allowance for uncollectible loans and fees receivable. Removing the balances attributable to the ACC acquisition ($117.8 million at September 30, 2007, $132.6 million at June 30, 2007 and $147.9 million at March 31, 2007) would result in a 27.3% and 23.8% allowance for uncollectible loans and fees receivable as a percentage of gross period-end loans and fees receivable at September 30, and June 30, 2007, respectively, and an 21.8% and 18.2% provision for loan losses as a percentage of average gross loans and fees receivable for the three months ended September 30, and June 30, 2007, respectively.

The above statistics are overwhelmingly influenced by the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which is by far the most significant category of receivables reflected on our consolidated balance sheets. Furthermore, our provision for loan losses percentage is affected by (1) the timing of account originations in that a significant portion of our gross loans and fees receivable at the time of origination relate to activation and annual fees for which revenues are deferred, (2) the timing of finance charge, fee and principal charge offs against the allowance for uncollectible loans and fees receivable, and most significantly (3) the necessary levels of our allowance for uncollectible loans and fees receivable as of the close of each reporting period. Observations concerning our allowance levels are as follows:

•

The above statistics reflect the mix change over the past year in the receivables comprising our gross loans and fees receivable, such that an increasing percentage of the overall balance is comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, for which loss rates are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance and Retail Micro-Loans segments.

•

Relative to our typical allowances for uncollectible receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we provide allowances at a higher rate for the portion of these receivables originated over the Internet and television—a portion which grew significantly in the second and third quarters of 2007. While we expect that these receivables will perform at levels close to the performance of our other receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range over the long term, these higher allowances are necessary based on our relative lack of experience in these particular channels and based on differences in underwriting standards used for many of the accounts originated through these channels.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Securitization gains	$2,089	$929	$103,046	$5,333
Income from (loss on) retained interests in credit card receivables securitized	21,773	44,734	3,794	125,276
Fees on securitized receivables	5,780	5,174	14,492	15,837

Total fees and related income on securitized earning assets	$29,642	$50,837	$121,332	$146,446

The $21.2 million and $25.1 million decreases in total fees and related income on securitized earning assets for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006 reflect:

•

$1.2 million and $49.0 million in respective losses on retained interests in the securitization trust underlying our UK Portfolio, which we acquired and securitized during the second quarter of 2007—such losses being principally attributable to our quarter-end mark-to-market of these retained interests;

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

•

contraction in income from retained interests in our purchased portfolios of securitized credit card receivables due in part to continued reductions in managed receivables levels within their respective securitization trusts throughout 2006 and thus far in 2007; and

•

slower growth in the receivables within our originated portfolio master trust for the nine months ended September 30, 2007, which produced only $2.7 million of securitization gains, compared to $5.3 million during the same period of 2006;

partially offset, however, by:

•	a securitization gain of $100.4 million related to our UK Portfolio, which we acquired and securitized during the second quarter of 2007; and

•

slight growth in the receivables within our originated portfolio master trust for the three months ended September 30, 2007, which produced $2.1 million of securitization gains, compared to $0.9 million during the same period of 2006.

In our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income increased $6.4 million and $1.1 million, respectively, for the three months and nine months ended September 30, 2007 when compared to the same periods in 2006. These increases were due to the April 2007 acquisition and securitization of our UK Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our purchased credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. We expect a gradual decrease in servicing income for the remainder of this year as we do not expect to experience growth in our originated portfolio master trust receivables at levels that will exceed net liquidations of the securitized acquired portfolios (including the UK Portfolio) for which we have been engaged as servicer.

Offsetting other increases in servicing income was the decline in servicing income within our Retail Micro-Loans segment during this comparison period. In February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. As such, we did not earn any servicing income within our Retail Micro-Loans segment during the three and nine months ended September 30, 2007, while we earned $0.3 million and $5.8 million of servicing income in this segment for the three and nine months ended September 30, 2006, respectively. We subsequently converted the Retail Micro-Loans segment’s operations in two of the four states affected by this FDIC action to a direct lending model; as such, this lost servicing income has been partially replaced by lending fees, which are reported within fees and related income on non-securitized earning assets.

Ancillary and interchange revenues. Ancillary and interchange revenues increased $9.3 million and $20.4 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, correlating with both growth in our managed receivables levels based on our origination of new credit card accounts and a commensurate mix change in our cardholder account base for which a greater percentage of our cardholder account base now is comprised of newer credit card accounts for which we typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees than for more mature cardholder accounts. While growth in ancillary and interchange revenues throughout 2008 is less certain at our current marketing levels, we do expect further growth in our ancillary and interchange revenues in the fourth quarter of this year.

Equity in income of equity-method investees. Notwithstanding our July 2006 purchase of an additional 11.25% interest in CSG and a correspondingly higher income allocation from CSG, equity in income of equity-method investees decreased $34.6 million and $66.8 million for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006, primarily due to (1) diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees and (2) the fact that one of our equity-method investees experienced a sizable gain upon the securitization of its portfolio of credit card receivables in the third quarter of 2006.

Total other operating expense. Total other operating expense increased by $45.5 million and $125.9 million for the three and nine months ended September 30, 2007, respectively, when compared to the same periods in 2006 due principally to:

•

$4.0 million and $13.1 million of respective increases in salaries and benefits primarily due to (a) growth in receivables within our originated portfolio master trust and receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, (b) personnel additions in connection with our acquisitions of JRAS in January 2007, ACC in February 2007 and the UK Portfolio in April 2007, (c) additional information technology and other management personnel that we have hired associated with new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments and (d) $0.3 million and $2.4 million of respective increases in salaries and benefits expense associated with the amortization of restricted stock and stock option grants based in large part on grants to our President in May 2006;

•

$17.6 million and $45.1 million of respective increases in card and loan servicing expense due to (a) servicing costs for our newly acquired JRAS, ACC and MEM operations, (b) servicing costs related to growth in receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and net growth in our originated portfolio master trust receivables, (c) higher servicing costs associated with our expanded number of issuing bank relationships and new product lines, and (d) servicing costs associated with the acquisition of our UK Portfolio, all such increases being offset partially by diminished servicing costs associated with our credit card portfolios acquired in prior years given their continuing liquidations during 2006 and 2007;

•

$13.5 million and $47.9 million of respective increases in marketing and solicitation costs (including significantly higher advertising costs through television and the Internet, which represented significantly expanded marketing channels for us in the second and third quarters of 2007) aimed at growing account originations within our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and our originated portfolio master trust and micro-loan receivables originated over the Internet; and

•

$10.4 million and $37.0 million of respective increases in other expenses, including depreciation and occupancy and related expenses, due primarily to (a) increased costs associated with infrastructure build-out to handle growth within our originated portfolio and our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range (along with associated customer service enhancements), (b) our implementation of an advanced data analytics platform that allows us to access, query and analyze our large data sets with increased efficiency, speed and power, thereby decreasing our unit costs for data management while contributing to our competitive advantage in data analysis, (c) heightened legal, regulatory and compliance efforts and costs associated with the FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings, (d) new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, (e) added expense related to our newly acquired JRAS, ACC and MEM operations, (f) the addition of our UK Portfolio and its associated infrastructure costs, (g) accelerated depreciation in primarily the first and second quarters of 2007 associated with shortened useful lives of our leasehold improvements within our former Atlanta, Georgia headquarters office facilities given our mid-2007 move from those facilities, (h) additional rent expense related to our new Atlanta, Georgia headquarters office lease, (i) additional operating costs associated with the move of our Atlanta, Georgia corporate headquarters, including the physical costs of moving, heightened levels of technology spending associated with the move, $0.8 million of lease termination costs that we incurred in the second quarter of 2007 associated with the termination of one of our Atlanta-area office leases to facilitate movement of personnel to our new headquarters office, $4.8 million of loss recognition in the third quarter of 2007 given our realization of sublease rates below the costs of our leases underlying our former Atlanta, Georgia headquarters office space, and additional depreciation for leasehold improvements and furniture and fixtures related to the new Atlanta, Georgia headquarters office space;

partially offset, however, by:

•

$17.1 million of impairment charges (including $10.5 million for goodwill impairment recorded during the first quarter of 2006) incurred in nine months ended September 30, 2006 within our Retail Micro-Loans segment associated with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries.

While we incur certain base levels of fixed costs associated with the infrastructure we have built to support our growth and diversification into new products and services, the majority of our operating costs are highly variable based on the levels of accounts that we market and receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. Based on the recent disruption we have seen in global liquidity markets, we have reduced our marketing efforts and expect significantly reduced marketing costs and significantly slower growth in other expense categories (and potentially even some reductions in expenses within these other categories). We also have reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; See Note 12, “Stock-Based Compensation”) as minority interests in our condensed consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $1.3 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, and $6.4 million and $11.8 million for the three and nine months ended September 30, 2006, respectively. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above.

Income taxes. Our effective tax rate was 36.0% for both the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006.

Credit Cards Segment

Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products, including our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Because we have not yet securitized the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range through an off-balance-sheet securitization, revenues associated with these offerings include interest income (along with late fees), fees and related income. With respect to our securitized credit card receivables (which represent the majority of our credit card receivables), our fees and related income on securitized earning assets within the Credit Cards segment include (1) securitization gains, (2) income from (loss on) retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables. Also within our Credit Cards segment are equity in the income of equity-method investees and servicing income revenue sources. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Our revenue categories most affected by delinquency and credit loss trends are the net interest income, fees and related income on non-securitized earnings assets category (which is net of a provision for loan losses) and the income from (loss on) retained interests in credit card receivables securitized category.

In April 2007, we acquired our UK Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables (associated with 594,000 underlying managed accounts) from Barclaycard, a division of Barclays Bank PLC. We paid the purchase price of £383.5 million ($766.4 million) in cash and securitized the UK Portfolio’s receivables.

We did not acquire any credit card receivables portfolios during the nine months ended September 30, 2006.

Background

For our credit card securitizations that qualify for sale treatment under GAAP, we remove the securitized receivables from our consolidated balance sheets. The performance of the underlying credit card receivables will nevertheless affect the future cash flows we actually receive. Various references within this section are to our “managed receivables,” which include our non-securitized credit card receivables and the credit card receivables underlying our off-balance-sheet securitization facilities. Managed receivables data also include our equity interest in the receivables that we manage for our equity-method investees but exclude minority interest holders’ shares of the receivables we manage for our majority-owned subsidiaries.

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

Managed receivables data assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to securitization facilities and present the net credit losses and delinquent balances for the receivables as if we still owned the receivables. Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that a majority of our credit card loans and fees receivable (i.e., all but $1.2 billion of GAAP credit card loans and fees receivable at gross face value) had been sold in securitization transactions as of September 30, 2007; (2) an understanding that our managed receivables data are based on billings and actual charge offs as reported to us through underlying systems of record (i.e., without regard to an allowance for uncollectible loans and fees receivable); (3) a look-through to our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our minority interest holders’ interests in the managed receivables underlying our GAAP consolidated results.

The historical period-end and average managed receivables data (as well as delinquency and charge off statistics) that follow within this section exclude some receivables associated with accounts in late delinquency status in sellers’ hands as of the dates of our acquisitions of the receivables or interests therein. Pursuant to this treatment, the only activity within the following statistical data associated with these excluded accounts are recoveries, which we include within the numerator of the other income ratio computation, as well as the costs of pursuing these recoveries, which we include within the numerator of the operating ratio computation. As of September 30, 2007, no accounts fell into this category of excluded accounts.

We typically have purchased credit card receivables portfolios at substantial discounts. All or some portion of each acquisition discount is related to the credit quality of the acquired receivables, which we calculate as the expected future net charge offs of pre-acquisition receivables balances (i.e., those receivables that existed at the acquisition date). This credit quality discount is used to offset these pre-acquisition receivables net charge offs as they occur over the life of the portfolio. Such is the case with our UK Portfolio acquisition in April 2007; the full amount of the acquisition discount associated with the UK Portfolio acquisition was allocated to credit quality and will be used to offset charge offs on pre-acquisition receivables as they occur over the life of the portfolio. We refer to the balance, if any, of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider the delinquency and charge off data reflected herein in determining our allowance for uncollectible loans and fees receivable with respect to our loans and fees receivable, net on our condensed consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our condensed consolidated balance sheets. As we charge off receivables, we reflect the charge offs of non-securitized receivables within our provision for loan losses, and we reflect the charge offs of securitized receivables as an offset in determining income from (loss on) retained interests in credit card receivables securitized within fees and related income on securitized earning assets on our condensed consolidated statements of operations.

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

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies that we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a managed portfolio like ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies (as described under the heading “How Do We Collect from Our Customers?” in “Item 1. Business” of our Annual Report on Form 10-K for the year ended December 31, 2006) intended to optimize the effective account-to-collector ratio across delinquency buckets. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

The following table presents the delinquency trends (dollars in thousands; percentages of total) for our managed receivables, including: (1) all of the credit card receivables underlying the securitizations by our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables ($1.2 billion face amount of receivables at September 30, 2007) except for those associated with our Investment in Previously Charged-Off Receivables segment’s balance transfer program:

	At or for the three months ended
	2007			2006				2005
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$3,722,315	$3,501,413	$2,525,856	$2,599,477	$2,544,797	$2,472,122	$2,351,667	$2,317,751
Period-end managed accounts	5,268	4,756	3,797	3,700	3,611	3,502	3,414	3,248
Receivables delinquent:
30 to 59 days past due	$206,346	$162,107	$104,051	$121,149	$119,432	$115,441	$84,081	$93,583
60 to 89 days past due	167,809	153,488	91,156	101,615	102,920	89,164	71,213	68,531
90 or more days past due	408,620	336,958	258,918	277,896	269,752	206,234	184,693	156,414

Total 30 or more days past due	$782,775	$652,553	$454,125	$500,660	$492,104	$410,839	$339,987	$318,528

Total 60 or more days past due	$576,429	$490,446	$350,074	$379,511	$372,672	$295,398	$255,906	$224,945

Receivables delinquent as % of period-end loans:
30 to 59 days past due	5.5%	4.6%	4.1%	4.7%	4.7%	4.7%	3.6%	4.0%
60 to 89 days past due	4.5%	4.4%	3.6%	3.9%	4.0%	3.6%	3.0%	3.0%
90 or more days past due	11.0%	9.6%	10.3%	10.7%	10.6%	8.3%	7.9%	6.7%

Total 30 or more days past due	21.0%	18.6%	18.0%	19.3%	19.3%	16.6%	14.5%	13.7%

Total 60 or more days past due	15.5%	14.0%	13.9%	14.6%	14.6%	11.9%	10.9%	9.7%

We have experienced a trend-line of generally increasing delinquencies over the past 8 quarters as noted in the above table, predominantly attributable to a mix change resulting from disproportionate growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience greater delinquency and charge-off levels than we experience with respect to our other credit card receivables. As the receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range become a larger component of our overall managed receivables balance, this mix change tends to cause further trending increases in our overall delinquency and charge-off levels. Nevertheless, we believe that the heightened delinquency and charge-off levels associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range are reasonable based on the relative returns offered.

Because of seasonality factors, the most relevant comparison in the above table is the comparison of our delinquency levels year over year between September 30, 2006 and September 30, 2007. Based upon this comparison, our 30-plus day delinquencies increased 170 basis points and our 60-plus day delinquencies increased 90 basis points over September 30, 2006 levels. Factors relevant to an analysis of these increases and expected future delinquency trends include:

•

The effects of the aforementioned change in the mix of our managed receivables (i.e., with a greater and increasing percentage of our managed receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range for which delinquencies and charge-off levels are much higher than for many of our other upper-tier and near-prime credit card offerings) on delinquencies was significantly muted in the second quarter of 2007 by our UK Portfolio acquisition, the receivables of which bear delinquencies significantly below the delinquency levels of our receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range—that is to say that the UK Portfolio acquisition had the effect of offsetting the otherwise expected significant increase in delinquencies associated with our mix change toward a greater percentage of our receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

•

Delinquencies for our acquired UK Portfolio run several hundred basis points higher than delinquency levels we typically experience for our other upper-tier and near-prime credit card receivables, thereby also contributing to the delinquency increases between September 30, 2006 and September 30, 2007.

•

Disregarding the effects on our delinquencies of our acquired UK Portfolio and our mix change toward a greater proportion of our credit card receivables being comprised of those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we remain pleased with the overall delinquency levels that we are seeing for our other credit card receivables; while certain of our receivables show delinquency rate declines relative to September 30, 2006 levels, overall levels of delinquencies for our other credit card receivables are up only modestly from September 30, 2006, and we believe that this increase reflects primarily the changes that we have made to some of our collection programs in order to reduce negative amortization.

•

The fourth quarter 2006 implementation of our billing change under which we no longer bill finance charges and fees on credit card accounts once they become over 90 days delinquent accounts has helped to reduce the level of delinquency increases since June 30, 2006.

•

Recent marketing of our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range at historically high levels generated an average of 750,000 of gross account additions during each of the second and third quarters of 2007 along with significant growth in new receivables that have not yet seasoned through delinquency and charge-off categories. The all-time high growth rates for these new receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range have served to depress September 30, 2007 delinquency levels relative to September 30, 2006 levels. With our recent (September 2007) reduction in our marketing levels which are now targeted to produce between 150,000 and 200,000 gross account additions per quarter, we expect to see rising delinquencies as the unusually large vintages of second and third quarter 2007 receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range season through delinquency categories and on to peak charge-off levels by eight to nine months after card activation.

Considering all of the above, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. While our analysis of vintage data suggests that there is some modest softening of credit quality in certain of our portfolios, we have not seen any trends to date that make us uncomfortable with our ability to earn adequate long-term returns that comport with our general performance expectations. Certain account management actions we expect to take in the fourth quarter to address negative amortization could have the effect of reducing our net interest margins and/or increasing our delinquency and charge-off levels and ratios. Yet, we remain comfortable that any margin compression that we may see as a result of these actions will not significantly undermine our ability to earn attractive returns on our credit card product offerings.

Charge offs. We generally charge off credit card receivables when they become contractually 180 days past due or within 30 days of notification and confirmation of a customer’s bankruptcy or death. However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

The following table presents charge-off and other data (dollars in thousands; percentages annualized) for: (1) all of the credit card receivables underlying the securitizations by our consolidated subsidiaries (adjusted to exclude the receivables associated with minority interest holders’ equity in our majority-owned consolidated subsidiaries); (2) our respective 61.25%, 33.3% and 47.5% shares of the receivables that we manage on behalf of our equity-method investees; and (3) all non-securitized credit card receivables except for those associated with our Investment in Previously Charged-Off receivables segment’s balance transfer program ($1.2 billion face amount of receivables at September 30, 2007):

	For the three months ended
	2007			2006				2005
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Average managed receivables	$3,613,868	$3,419,192	$2,576,300	$2,557,897	$2,512,066	$2,420,272	$2,341,712	$2,256,994
Gross yield ratio	29.2%	28.6%	28.8%	32.9%	35.3%	32.6%	32.9%	31.1%
Combined gross charge offs	$269,341	$295,341	$222,805	$227,869	$196,697	$173,709	$129,111	$162,917
Net charge offs	$125,360	$143,816	$86,067	$76,384	$64,773	$57,572	$47,571	$75,708
Adjusted charge offs	$94,449	$81,237	$84,201	$68,377	$59,642	$51,225	$39,344	$62,078
Combined gross charge off ratio	29.8%	34.6%	34.6%	35.6%	31.3%	28.7%	22.1%	28.9%
Net charge off ratio	13.9%	16.8%	13.4%	11.9%	10.3%	9.5%	8.1%	13.4%
Adjusted charge off ratio	10.5%	9.5%	13.1%	10.7%	9.5%	8.5%	6.7%	11.0%
Net interest margin	19.1%	19.0%	17.9%	22.6%	25.6%	23.7%	25.2%	22.6%
Other income ratio	13.1%	8.5%	10.6%	11.2%	10.3%	12.4%	14.9%	12.4%
Operating ratio	10.5%	10.5%	12.0%	13.7%	11.2%	10.0%	10.7%	12.9%

Through the third quarter of 2006 we experienced a general trend-line of improving gross yield ratios, net interest margin and other income ratios due to the change in mix of our managed receivables toward a greater proportion of them being comprised of receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range; these receivables have significantly higher delinquency rates and late fee and over-limit assessments than do our other originated and purchased receivables portfolios, which overshadow the fact that these offerings bear lower APRs than our other credit card product offerings. This trend was largely reversed in the fourth quarter of 2006, and these ratios generally have been depressed during 2007 by one or more of the following factors:

•

Our late third quarter 2006 decision to discontinue finance charge and fee billings on credit card accounts that become over 90 days delinquent and our transitional implementation of that decision in the fourth quarter of 2006 has reduced our ongoing gross yield ratio as we no longer bill finance charges and fees on any accounts over 90 days delinquent. This billing practice change had only a modest effect on our net interest margin and our other income ratio in the second and third quarters of 2007 and is expected to have only a modest effect on these ratios in future quarters; these effects are modest because a large percentage of finance charge and fee billings on 90-day plus delinquent accounts ultimately charge off and because we net such finance charge and fee charge offs against our net interest margin and other income ratio as they occur. The billing practice change did, however, profoundly reduce our fourth quarter of 2006 and first quarter of 2007 net interest margins and other income ratios; in these two quarters, we experienced a mismatch between gross finance charge and fee billings and charge offs of finance charges and fee because charge offs of finance charges and fees netted against these ratios included balances attributable to finance charges and fees assessed on accounts that became over 90 days delinquent prior to our change to discontinue these billings.

•

Marketing volume-based volatility for the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range caused a peak in delinquencies at the end of the third and fourth quarters of 2006 and higher charge-off levels in the fourth quarter of 2006 and first quarter of 2007. This class of receivables reaches peak charge off on a vintage basis between approximately eight to nine months after card activation, and we experienced marketing-based volatility in our volumes associated with this product offering as we ramped up its growth rates significantly late in 2005 and in the first half of 2006. As such, we experienced a heightened level of charge offs and delinquencies for this class of receivables in both the fourth quarter of 2006 and the first quarter of 2007 as significant vintages of receivables reached their charge-off peak during these quarters. The higher charge offs cited here depressed our net interest margin (which is net of finance charge and late fee charge offs) and our other income ratio (which is net of other fee charge offs) in both the fourth quarter of 2006 and the first quarter of 2007 with some modest residual impact on our second quarter of 2007. We expect to see a similar phenomenon during the first and second quarters of 2008 as we have temporarily slowed our marketing and growth rates from an average of 750,000 gross activated account additions in the second and third quarters of 2007 to a level expected to generate 150,000 to 200,000 quarterly gross activated account additions. As such, the unusually large vintages of new second and third quarter 2007 receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range will season through delinquency categories and on to peak charge-off levels by eight to nine months after card activation, and our currently targeted 150,000 to 200,000 of quarterly gross activated account additions will not produce finance charges and fees at levels that will offset these peak charge-offs.

•

Our April 4, 2007 acquisition of our UK Portfolio significantly muted the gross yield ratio, net interest margin and other income ratio relative to the ratios we otherwise would have experienced in light of our ongoing mix change toward a greater percentage of our managed receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. While ratios associated with the UK Portfolio are performing as expected, the yields associated with these card offerings are much lower than those of our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and are more typical of those experienced within our originated portfolio master trust. As the UK Portfolio receivables continue to liquidate over time and the receivables associated with our largely fee based credit card offerings to consumers at the lower end of the FICO scoring range continue to grow, we expect that these ratios will continue to grow.

•

We experienced better than expected early delinquency bucket roll rates and lower than expected delinquencies in the first quarter of 2007, which significantly reduced our expected late fee assessments, thereby resulting in a lower first quarter of 2007 gross yield ratio and net interest margin. This phenomenon also caused some marginal depression in our other income ratio as over-limit billings included in the other income ratio are typically higher for delinquent cardholder accounts. While adversely affecting first quarter 2007 income, the lower than expected first quarter 2007 delinquencies resulted in lower charge offs for us during the third quarter of this year.

•

Our gross yield, net interest margin and other income ratios have been affected by the ongoing investigations by the FDIC and FTC. Throughout the course of the investigations and, in particular, in the first quarter of 2007, we have made certain account management decisions in deference to our relationships with our issuing bank partners. For example, in the first quarter of 2007, we systematically issued certain late fee and over-limit fee billing credits to 85,000 customer accounts related to the potential for customer confusion over a change we made to their minimum payment requirements. As we have previously noted, certain account management actions we expect to take in the fourth quarter to address negative amortization could have the effect of reducing our net interest margins and/or increasing our delinquency and charge-off levels and ratios.

•

As noted previously, we experienced $25.5 million and $37.4 million of respective second and third quarter 2007 losses on our portfolio of investments in debt and equity securities – principally related to investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index. Gains and losses on these investment activities historically have been reflected in our Credit Cards segment’s other income ratio, hence the significant reduction in the other income ratio in the second quarter of 2007 and the depression of the other income ratio in the third quarter of 2007 relative to the level that otherwise would have been achieved based on second and third quarter growth in receivables and associated fees earned with respect to our largely fee based credit card offering to consumers at the lower end of the FICO scoring range. But for the $37.4 million of investment portfolio losses, the Credit Cards segment’s other income ratio would have been 17.2% in the third quarter of 2007.

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

•

While our charge off levels and ratios recently have benefited (particularly during 2006) from our marketing of new accounts underlying our originated portfolio master trust, the favorable effects of new account additions have been offset by growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, the receivables of which experience (a) greater gross charge off levels than we experience within our originated portfolio master trust and with respect to any of our acquired receivables portfolios, and (b) adjusted net charge off rates higher than with those we experience within our originated portfolio master trust and with respect to our acquired receivables portfolios. These phenomena will be further evident during the first and second quarters of 2008 as new account originations are targeted at the 150,000 to 200,000 of quarterly gross activated account level and will not outpace expected charge offs of very large vintages of receivables added during the second and third quarters of 2007 when we averaged 750,000 of quarterly gross activated account additions.

•

Our April 4, 2007 UK Portfolio acquisition caused a higher second quarter 2007 combined gross charge off ratio and net charge off ratio than we would have experienced absent the acquisition. A significant number of receivables within the UK Portfolio were in a late stage of delinquency at the time of our acquisition and have charged off in the months following the close of our acquisition. These charge offs were substantially offset in the second quarter and to a lesser extent in the third quarter by our purchase price (or “credit quality”) discounts on the UK Portfolio, which led to a lower adjusted charge off ratio in the second quarter than we have experienced in recent prior quarters and a lower adjusted charge off ratio than we otherwise would have experienced in the third quarter based on our continuing mix change toward a greater percentage of our receivables being comprised of those associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. As our credit quality discount is used over the next several quarters and as we begin to experience charge offs of new UK Portfolio cardholder purchases that we have funded sterling for sterling with no discount, we expect that our adjusted charge off ratio will continue climb and that the gap between our net charge off ratio and adjusted charge off ratio will continue to narrow as is typical following our portfolio acquisitions. Also typical of our prior acquisitions, we expect to derive improved charge off performance (i.e., lower charge offs) from our account management actions with respect to the UK Portfolio, and we are very encouraged by the early improvements we have seen compared to the seller’s historical experiences with the portfolio.

•

The rush of consumers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws caused unusually high fourth quarter 2005 charge offs. This rush of bankruptcy filings served to accelerate certain charge offs that we otherwise would have experienced in 2006; as such, we experienced significantly lower bankruptcy and other delinquency charge offs than normal during the first quarter of 2006. Bankruptcy-related charge offs during the subsequent quarters of 2006 also were somewhat lower than normal as well due to the October 2005 bankruptcy law changes, but the effects of these lower bankruptcy-related charge offs were and continue to be offset by increased charge offs associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

•

Given the shorter life cycle of many of the accounts underlying the receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, we can experience greater volatility in our charge offs depending on the timing and relative volumes of quarterly account originations underlying these receivables in the months preceding their charge off. As noted above, we experienced significant adverse effects of this volatility in the fourth quarter of 2006 and first quarter of 2007 as a significant level of high volume vintages reached peak charge-off vintage during these two quarters. Not only did these peak charge-off vintages adversely affect our net interest margin and other income ratio as noted above, but they also significantly increased our net charge off and adjusted charge off ratios in the fourth quarter of 2006 and to a much greater degree in the first quarter of 2007. As noted above, we expect to experience a similar phenomenon in the first and second quarters of 2008.

•

Our net interest margin declined between the first and second quarter of 2006 principally due to (1) diminished second quarter 2006 beneficial effects of the October 2005 bankruptcy law changes on finance charge and late fee charge offs, (2) increased interest costs on higher balances drawn on our structured financing facilities secured by those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and (3) heightened levels of finance charge and late fee non-accruals into our net interest margin associated with greater amounts of delinquent receivables underlying our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range, which we marketed heavily in the last two quarters of 2005. This general decline reversed in the third quarter of 2006 (1) in part because the percentage of managed receivables against which we had leverage and incurred interest costs as an offset to our net interest margin decreased in the third quarter and (2) in part due to lower levels of finance charge and late fee non-accruals into our net interest margin in the third quarter given normalization of delinquencies for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range coming into that particular quarter.

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

•

Growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range accounts for much of the trending increase in the combined gross charge off ratio throughout 2006 and into 2007 relative to the respective quarters of 2005 and 2006, notwithstanding that the net charge off ratio actually declined slightly in the fourth quarter of 2006 relative to the fourth quarter of 2005. The mix change in our receivables based on disproportionately larger growth in our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range can be expected to increase our combined gross charge off ratios; however, the fact that the ratio of principal receivables to total receivables for this category of receivables is smaller than for our other originated and purchased credit card receivables means that the effects of the mix change are not as great for our net charge off and adjusted charge off ratios as they are for our combined gross charge off ratio.

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

•

Our decision in the third quarter of 2006 to discontinue billing finance charges and fees on credit card accounts that become over 90 days past due was in part in response to prior discussions with the FDIC concerning negative amortization and minimum payments. Leading to this decision, we also experimented with potential revisions to our over-limit fee billing practices, which had the effect of depressing our other income ratio in the third quarter of 2006 relative to its level in prior quarters. While we have not ruled out future changes to our over-limit fee billing practices, some of which, if implemented, would adversely affect our other income ratio, we concluded late in the third quarter that the discontinuation of billing finance charges and fees on credit card accounts that become over 90 days past due was an appropriate step at that time in response to concerns regarding negative amortization.

•

The fulfillment of our commitments under the assurance agreement with the New York Attorney General contributed to the increase in our operating ratio in the second quarter of 2006, and our fourth quarter 2006 and 2005 operating ratios bear the respective effects of a $15.0 million charitable contribution and a $12.0 million charitable contribution. Our 2006 and 2007 operating ratios are higher than they have been in prior years principally associated with a mix change in our receivables toward lower balance receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This disproportionately growing category of receivables is comprised of accounts with smaller receivables balances than those accounts underlying our originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we have historically experienced with our originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006 and into 2007, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. Our expanding number of issuing bank relationships and new product lines also has contributed to higher credit card servicing costs. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A summary of future expectations relative to the financial, operating and statistical data noted in the above table is as follows:

•

With our previously discussed decision to reduce marketing levels while the liquidity environment normalizes, we expect that unusually large vintages of new second and third quarter 2007 receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range will season through delinquency categories and on to peak charge-off levels by eight to nine months after card activation, thereby causing significantly higher charge-off levels and ratios, lower net interest margins, and lower other income ratios late in the fourth quarter of 2007 and into the first two quarters of 2008.

•

As we have previously noted, certain account management actions we expect to take in the fourth quarter to address negative amortization could have the effect of reducing our net interest margins and/or increasing our delinquency and charge-off levels and ratios.

•

Our acquisition of approximately £490 million ($970 million) in face amount of UK Portfolio receivables at a discount to face is expected to continue to have profound effects on our financial, operating and statistical data. Considering the effects of this acquisition (coupled with the mix change dynamics for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range), we expect to see a gradually increasing adjusted charge off ratio after the third quarter of 2007 as our net charge off ratio and adjusted charge off ratio narrows with the charge off of cardholder purchases that we have funded sterling for sterling since our acquisition of the UK Portfolio. We also expect a lower operating ratio than we have experienced in recent prior quarters based on the fact that UK Portfolio is comprised of accounts with larger balance receivables than those receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. This operating ratio trend will reverse over time and our operating ratio will again rise as the UK Portfolio liquidates and as we continue to disproportionately grow our receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward (in thousands) of our investments in previously charged-off receivables activities:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007
Unrecovered balance at beginning of period	$13,357	$12,871
Acquisitions of defaulted accounts	10,206	34,060
Cash collections	(21,899)	(69,292)
Accretion of deferred revenue associated with Encore forward flow contract	(3,886)	(12,780)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	15,455	48,374

Balance at the September 30, 2007	$13,233	$13,233

Estimated remaining collections (“ERC”)	$67,476	$67,476

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

Previously charged-off receivables held as of September 30, 2007 are principally comprised of those associated with Chapter 13 Bankruptcies and those acquired through our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisitions and servicing of Chapter 13 Bankruptcies, its acquisitions through its balance transfer program and other previously charged-off receivables activities throughout 2007 and beyond. Such activities will include its acquisition of previously charged-off receivables from the securitization trusts that we service and from us and its sales of these charge offs for a fixed sales price under its five-year forward flow contract with Encore.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between 24 and 36 months for normal delinquency charged-off accounts and approximately 60 months for Chapter 13 Bankruptcies. We anticipate collecting approximately 45.0% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. As the composition of our defaulted accounts includes more of this type of receivables, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

During the three and nine months ended September 30, 2007, our Investments in Previously Charged-off Receivables segment’s pre-tax income increased 20.5% and 59.1%, respectively, compared with the same periods in 2006, reflecting increased volumes of charged off accounts sold under its 5-year forward flow agreement with Encore and continued growth in charged-off receivables purchases through its balance transfer and Chapter 13 Bankruptcy purchasing niches. During 2007, Jefferson Capital has modestly increased its purchases of third-party normal delinquency charge offs (which are not connected to the Encore forward flow agreement) as it has seen pricing for certain charge-off portfolios become more attractive. Any significant portfolio acquisition of third-party normal delinquency charge offs could have a short-term negative impact on Jefferson Capital’s income as operating expenses would be incurred under its cost recovery accounting method, while revenue recognition would be delayed until complete recovery of the acquired portfolio’s basis. We expect our Investments in Previously Charged-off Receivables segment to continue to experience growth in its balance transfer and chapter 13 bankruptcy business and to continue to gain momentum and increased market share in these areas. Its growth and performance for its purchase and sale activities under the Encore forward flow agreement, however, are expected to grow more modestly, and continue to be conditioned on its ability to purchase flows of previously charged-off receivables from the securitization trusts that we service and from us at attractive prices.

Retail Micro-Loans Segment

Our Retail Micro-Loans segment consists primarily of a network of storefront locations owned by our subsidiaries that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loan and other credit products; and (c) money transfer and other financial services. As of September 30, 2007, our Retail Micro-Loans segment subsidiaries operated a total of 513 storefront locations in 16 states as well as the United Kingdom.

In most of the states in which they have historically operated, our Retail Micro-Loans subsidiaries have made cash advances and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, our subsidiaries began to evaluate strategic alternatives within these states, including the possibility of switching to a direct lending model in compliance with the regulatory frameworks within each of the four states, or, alternatively, closing certain branch locations within the four affected states. In addition, effective March 11, 2006, our North Carolina Retail Micro-Loans subsidiary agreed with the Attorney General of the State of North Carolina to cease its traditional marketing and servicing of deferred-presentment and installment micro-loans in North Carolina. As a result of this agreement, our North Carolina Retail Micro-Loans subsidiary began pursuing a direct lending model in North Carolina in compliance with existing State regulatory frameworks, as well as closing several North Carolina locations. Subsequently, during the second quarter of 2006, our subsidiaries decided to abandon the pursuit of these alternative lending models in both North Carolina and West Virginia, as they could not see the alternative lending products as providing acceptable long-term returns for the business. By the end of the third quarter of 2006, our North Carolina subsidiary had closed all of its original 52 branch locations and our West Virginia subsidiary had closed all of its original 11 branch locations. In Arkansas, during the second quarter of 2006, our subsidiary began offering loans directly to customers under an alternative lending model, in compliance with state law. This alternative lending model has been well-received by customers, and, during the third quarter of 2006, our subsidiary succeeded in returning its Arkansas operations to profitability. In Florida, the fourth state in which a subsidiary previously processed and serviced micro-loans on behalf of its bank partner, our subsidiary began offering loans directly to customers during the fourth quarter of 2006.

During the three and nine months ended September 30, 2007, our subsidiaries opened 26 and 55 branch locations, respectively, including 50 locations in Texas, 3 locations in the United Kingdom, 1 location in Arizona and 1 location in Louisiana in the nine months ended September 30, 2007. During the three and nine months ended September 30, 2007, our subsidiaries closed zero and 17 branch locations, respectively. During the first quarter of 2007, one of our subsidiaries closed all 7 of our branch locations in Virginia. The decision to close all of the Virginia locations was driven by the exit from North Carolina and West Virginia, which left the Virginia branches isolated geographically and made it more difficult to scale the Virginia operations toward profitability. As of September 30, 2007, one of our subsidiaries operated 70 locations in the state of Texas, where our Texas micro-lending subsidiary offers and provides credit services under a credit services organization (“CSO”) program to customers who apply for micro-loans offered by NCP Finance Limited Partnership, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, our Texas subsidiary provides a letter of credit to the third-party lender to secure the customer’s payment obligations in the event of a customer default. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services.

During the first half of 2006, we began exploring potential international market opportunities for our Retail Micro-Loans segment. As part of this effort, we focused on potential opportunities in the United Kingdom, where we believe customers will be receptive to the kind of “multi-line” financial centers that have characterized our recent store expansion strategy in the United States. As of September 30, 2007, our United Kingdom subsidiary had 4 de novo stores operating in the greater London area.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	For the nine months ended September 30,
	2007	2006
Beginning number of locations	475	509
Opened locations	55	32
Closed locations	(17)	(71)

Ending locations	513	470

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Gross retail micro-loans fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$31,396	$26,810	$85,892	$69,253
Processing and servicing revenues from FDIC-chartered bank	—	325	—	5,840

Total gross revenues	$31,396	$27,135	$85,892	$75,093

Income (loss) before income taxes	$888	$3,431	$4,568	$(14,333)

Period end loans and fees receivable, gross	$93,734	$86,073	$93,734	$86,073

The loss before income taxes for the nine months ended September 30, 2006 reflects impairment, indemnification, loan loss, and other charges of $17.1 million (including $10.5 million of associated goodwill impairment) primarily related to operating changes resulting from the FDIC’s actions in February 2006. While the FDIC’s February 2006 actions resulted in the losses cited above, we are pleased with the revenue growth evident in our subsidiaries’ core direct storefront micro-loan operations. We believe this growth demonstrates positive momentum and favorable operating trends in the core ongoing business of our Retail Micro-Loans segment. Throughout the remainder of 2007, we expect the new products that our subsidiaries have been rolling out under our multi-product line strategy to continue contributing to revenue growth within our Retail Micro-Loans segment, and we expect to see continued profitability improvement, both overall and on a per-store basis. As noted in the above tabular comparison of third quarter 2007 versus third quarter 2006 pre-tax income and the higher pace of new store openings has contributed to lower 2007 versus 2006 pre-tax earnings; new stores typically do not achieve profitability until several months after their opening. Also reflected in the lower third quarter 2007 pre-tax results are the effects of increased charge offs and allowances for uncollectible loans and fees receivable in the third quarter of 2007, which we believe to be consistent with industry trends.

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

In January 2007, we acquired a 75% ownership interest in JRAS, a “Buy Here/Pay Here” dealer, for $3.3 million. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between 24 and 36 months and credit is approved and payments are received in each storefront. We currently retain all loans and servicing for all contracts. At acquisition date, our JRAS platform operated 4 retail locations in Georgia. As of September 30, 2007, JRAS had 10 retail locations. Assuming the availability of liquidity at attractive pricing and terms, we intend to expand these operations over the next year.

We acquired the assets of San Diego, California-based ACC in February 2007. In conjunction with this purchase, we also acquired a $195.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a customer quality perspective, is slightly above the niche historically served by our Auto Finance segment. While we had historically acquired existing retail installment contracts directly from buy-here/pay-here dealers and small finance companies, ACC directly extends loans to consumers of predominantly franchised automobile dealerships.

Collectively, we serve 1,813 dealers through our Auto Finance segment in 45 states. Selected financial, operating and statistical data (dollars in thousands) for our Auto Finance segment are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Gross revenue from financing/servicing activities	$21,121	$13,680	$58,344	$38,832

Automotive sales gross profits	$4,111	$—	$7,089	$—

(Loss) income before income taxes	$(11,710)	$2,652	$(15,366)	$6,686

Period-end loans and fees receivable, gross	$309,596	$145,718	$309,596	$145,718

Number of automobiles sold	931	—	1,691	—

Number of loans held/serviced as of period end	53,571	43,282	53,571	43,282

Relative to comparable prior year and first quarter 2007 data, the above third quarter 2007 data reflect solid growth in our top-line revenues, gross loans and fees receivable, and loan origination activities. While our acquisition activities have obviously contributed to these growth trends, we are pleased with most of the origination activities within our Auto Finance segment. Our loan originations through franchised dealers and our loans underlying our own buy-here/pay-here auto dealerships have grown at a pace that has more than offset liquidations of the Patelco portfolio receivables. We continue to experience loan contractions, however, with respect to our loan purchase and lending activities to other third-party buy-here/pay-here dealers.

Our third quarter and year-to-date 2007 losses reflect in part our continuing need to reduce overhead and expense levels with respect to our loan purchase and lending activities to third-party buy-here/pay-here dealers. Our Auto Finance segment management team has undertaken a series of expense reduction initiatives to right-size expense levels based on its lower loans receivable levels in this area, and we expect to see further reductions associated with these and future initiatives throughout the remainder of 2007. The more significant of the contributions to our Auto Finance segment’s losses, however, are (1) fixed costs that we now are incurring within our franchised dealer lending operations and buy-here/pay-here auto dealerships as we ramp up these immature business activities, (2) a third quarter 2007 impairment loss on the Patelco receivables portfolio, which reflects our reassessment of the timing and amount of future expected cash flows on that portfolio and (3) high provisions for loan losses given the buildup of allowances for uncollectible loans and fees receivables associated with our growth in auto loan originations. Because we must provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit as we grow our auto loan originations and GAAP gives no effect to the value of the I/O strip embedded within these new loan originations, we expect that our current and planned pace of loan originations will keep us at a GAAP loss for at least the next 15 months.

Other Segment

Our Other segment encompasses various activities that are start-up in nature. As reflected in the financial data for the Other segment within our segment data (see Note 3, “Segment Reporting,” to our condensed consolidated financial statements included herein), we have invested significantly in a variety of start-up businesses in keeping with our diversification strategy. Moreover, as with any start-up effort, there is testing that needs to occur as we work to refine our product offerings and businesses within our Other segment. For example, we have experimented over the past couple of years with different underwriting processes and thresholds for a variety of Internet-based micro-loan and credit card products—this all in an effort to determine the right mix of marketing and systems costs versus defaults.

Through our April 2007 acquisition of MEM, we now have a platform for the expansion of Internet-based micro-loan underwriting in the United Kingdom. MEM is the UK’s leading online provider of micro-loans, offering cash advances as its predominant product. We expect in the future to be able to leverage MEM’s platform for our U.S.-based online micro-loan operations, which have been limited in recent months to our subsidiaries’ role as simply a processing and servicing agent for a state-chartered, FDIC-insured bank under a so-called “bank model” program—a role that we ceased playing in the third quarter of 2007. Similar to our retail micro-loans operations, we expect our future online micro-loan operations to shift exclusively to a direct lending model, which will require a system with state-level functionality to ensure compliance with state-enabling legislation and state regulations.

Additionally, our overall direction has shifted significantly over the past few years with respect to our stored-value card offering. Our customer responses to this product offering support our belief that “un-banked” consumers want the convenience and flexibility of a stored-value card. Nevertheless, the financial investments associated with our initial strategy of tying our technologies together with third-party retail partners proved too great relative to the revenue potential of this product offering. While we may still continue exploring out-sourcing relationships related to a stored value card product as an adjunct to our credit card offerings, we began the process of unwinding our own stored-value card operations entirely during 2007. The process of exiting this business was effectively completed during October 2007.

Despite our exit from the stored-value card business, we continue to develop an underwriting, servicing and collections platform that uses non-traditional processes to offer credit products directly to consumers. These techniques include the utilization of external databases other than the traditional credit bureaus, the application of proprietary scoring models built off of internal and external data attributes, proprietary application processing and approval methods and payment processing tools that currently are unique in the marketplace. We generally refer to these collective methods, models and processes as our Market Expansion Platform (or “MEP”), and we consider them proprietary in nature. To date (and after an extensive research and development effort), we have launched the Imagine MasterCard credit card product utilizing the MEP; we now include the costs and revenues associated with this product within our Credit Cards segment. The MEP has enabled us to expand the scope of consumers we can approve profitably for these credit card products beyond what we traditionally could approve using our credit bureau-oriented underwriting models. Customers acquired to date have lower average FICO scores than we see in our other credit card products, a very limited credit bureau history or no credit bureau history at all. The MEP also has allowed us to market our products on television, the Internet and through retail distribution at the point-of-sale, channels that until now have proven to be unsuccessful in generating large numbers of profitable credit card customers for us. Starting in the third quarter of last year, we began to utilize the MEP in connection with our installment lending activities, and we believe we can use it to enter other product lines, including retailer financing, auto lending and consumer receivables factoring, in the future. Although the August 2007 disruption in the global liquidity markets has caused us to limit the extensive levels of marketing of credit cards and micro-loans through television and Internet channels that we saw earlier this year, we are hopeful that we can ramp up marketing through these channels in the near future as the liquidity markets normalize and additional financing becomes available.

Also based on third quarter changes in the global liquidity environment, we have discontinued—at least temporarily if not permanently—some of our new product development activities for which we had not made any material infrastructure investments. The discontinued activities include our (1) underwriting, servicing, collecting and investing in asset-secured consumer finance receivables such as loans secured by motorcycles, all terrain vehicles, personal watercraft and the like and (2) testing of an on-line mall of consumer electronics and other products for which we would have provided the underlying consumer financing. Additionally, we are still evaluating over the next several months the levels of investment that we plan to make in our initiative to sell and finance mobile phone handsets and market and finance underlying minutes’ usage by the customers who purchase these handsets.

In summary, while the level of investment we make in Other segment development activities is dependent upon the overall liquidity environment and our ability to obtain desired growth capital at reasonable terms and pricing, our Other segment does allow us to employ our credit and underwriting knowledge and technology infrastructure to develop and test new credit delivery programs. With appropriate liquidity, we see tremendous opportunity to grow our lending businesses through the use of Internet lead generators and search engines, and we expect most of the activities supported by the Other segment to ultimately be profitable for us. As an example, our Other segment has been instrumental in our effort to marry the MEP underwriting technologies with credit card product offerings as discussed above. These product offerings are generating incremental profits for us within our Credit Cards segment, and we have reclassified costs initially incurred within the Other segment to our Credit Cards segment so as to reflect a consistent matching of costs and revenues for these new products within the Credit Cards segment. We constantly review our various business activities within the Other segment to determine whether they represent an appropriate allocation of capital, and in the current global liquidity environment, we expect reduced spending levels within the Other segment based on reductions in capital allocations to the Other segment as described above.

The following table details (in thousands) the pre-tax losses that we have incurred for our major initiatives within the Other segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Stored-value card	$(393)	$(1,582)	$(1,377)	$(8,078)
Internet micro-loans	(2,868)	(2,446)	(6,090)	(8,652)
Third-party receivables servicing and asset-secured consumer finance receivables	(1,261)	(1,508)	(5,218)	(6,183)
Other	(712)	(381)	(4,362)	(1,354)

Total	$(5,234)	$(5,916)	$(17,047)	$(24,266)

Liquidity, Funding and Capital Resources

During 2007, primarily toward the end of the second quarter and the beginning of the third quarter, broad investor interest in providing liquidity to originators of sub-prime loans, including credit card receivables, declined substantially. This decline in interest was precipitated by the well-publicized problems in the sub-prime mortgage lending business and the related secondary markets and the global liquidity dislocation that resulted from these problems. While these problems appear to reflect problems distinctly related to the sub-prime mortgage industry, investors in that industry also are investors in other sub-prime asset classes, and one repercussion from the problems in the sub-prime mortgage industry was a reluctance—at least temporarily—by many investors to invest in any sub-prime asset classes, at least at the levels at which or with the terms under which they previously invested. This, in turn, has resulted in a decline in liquidity available to sub-prime market participants, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders were willing to make, and a decrease in advance rates for those loans as well.

Although we are confident the liquidity markets will return to more traditional levels in due course, we are not able to predict when that will occur. As discussed below, we have adequate available liquidity for our current needs and for modest growth. However, more aggressive growth such as the growth that would result from the level of marketing that we executed during the first six months of 2007 would, over time, require additional liquidity beyond what is available under our current facilities. Since the terms and timing of that availability cannot be assured, we reduced our marketing efforts to a level consistent with our existing facilities and available liquidity. Once liquidity is again available to us on attractive terms, we expect to increase our marketing efforts and thereby growth.

At September 30, 2007, we had $199.2 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity:

•

During the nine months ended September 30, 2007, we generated $538.0 million in cash flow from operations, compared to $145.7 million during the nine months ended September 30, 2006. The $392.3 million increase is due in part to (1) the returns and cash flows that we experience with respect to our growing portfolio of receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range; (2) increased profitability associated with our UK portfolio purchase; and (3) increased income and cash flows recognized with respect to our Investment in Previously Charged-Off Receivables segment based on increased sales under its 5-year forward flow agreement with Encore Capital and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing. Partially offsetting these increases are reductions in profitability associated with our purchased portfolios as the receivables underlying these trusts continue to liquidate.

•

During the nine months ended September 30, 2007, we used $747.5 million of cash in investing activities, compared to using $462.1 million of cash for the nine months ended September 30, 2006. This $285.4 million increase in cash used in investing activities reflects our use of $192.1 million related to our acquisitions of our UK Portfolio, ACC, MEM and JRAS which closed during the nine months ended September 30, 2007, as well as our continued growth in our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range.

•

During the nine months ended September 30, 2007, our financing activities provided $459.5 million, compared to $192.4 million during the same period in 2006. Our respective financing activities in the nine months ended September 30, 2007 and September 30, 2006 were varied. Major financing activities thus far in 2007 have included draws of $500.0 million on our two structured financing facilities secured by those receivables associated with our largely fee-based credit card offering to consumers at the lower end of the FICO scoring range, $146.0 million of borrowings related to our acquisition of ACC, $53.9 million of proceeds from the exercise of warrants and $15.0 million of draws against a maximum capacity $200.0 million structured financing facility within our Auto Finance segment, offset by $86.5 million used to purchase treasury stock and the repayment of debt associated with our investments in debt securities.

As of September 30, 2007, we had approximately $275 million in immediately available liquidity. This available liquidity is represented by unrestricted cash balances, draw potential against our collateral base within our originated portfolio master trust and draw potential against our collateral base supporting our structured financing facilities secured by our credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Based on our current marketing plans, which are targeted to produce 150,000 to 200,000 of quarterly gross activated account additions, and the excess capacity available under our financing and securitization facilities, which supports our ability to both draw against our current collateral base of receivables and continue to grow our collateral base of receivables against which we can make future draws, we expect our available liquidity to be sufficient to meet our operational funding needs for the foreseeable future. We also are pursuing a number of new financing facilities and liquidity sources that will support more aggressive marketing levels and opportunities that we believe are attractive in the current environment. While we cannot provide any assurances, we anticipate being able to complete transactions to add our desired growth capital at acceptable terms and pricing during the fourth quarter of this year.

One such transaction we are exploring is an off-balance-sheet securitization of most if not all of our portfolio of credit card receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range. Should we complete such a transaction, it will have a significant impact on our financial statements, including (1) material reductions in our total interest income, interest expense, fees and related income on non-securitized earning assets, and provision for loan losses balances on our future consolidated statements of operations, (2) material reductions in our loans and fees receivable, net and notes payable and other borrowings balances on our future consolidated balance sheets, (3) material increases in our fees and related income on securitized earning assets and servicing income balances on our future consolidated statements of operations (i.e., of an aggregate magnitude much greater than the material reductions in the aforementioned consolidated statement of operations balances in (1) above), and (4) material increases in our securitized earnings assets, current and deferred income tax liabilities and retained earnings balances on our future consolidated balance sheets (i.e., with an increase in net assets much greater than the material reductions in the aforementioned consolidated balance sheet balances in (2) above).

Beyond our current efforts, we expect for the foreseeable future to evaluate debt and equity issuances as a means to fund our financial products and services originations and our credit card receivables portfolio and other complementary acquisitions, and we expect to avail ourselves of opportunities to raise additional capital if terms and pricing are attractive to us.

The first quarter 2007 repurchase of an aggregate 2,884,163 shares of our common stock evidenced on our consolidated statements of cash flows was part of the share repurchase program that our board of directors authorized in May 2006. Following this repurchase, we are authorized to repurchase 7,115,837 additional shares under our repurchase program. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we have available liquidity and believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants.

Securitization Facilities

Our most significant source of liquidity is the securitization of credit card receivables. As of September 30, 2007, we had committed total securitization facilities of $2.3 billion, of which we had drawn $1.5 billion. At September 30, 2007, the weighted-average borrowing rate on our securitization facilities was approximately 7.47%. The maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which a substantial majority of our managed credit card receivables serve as collateral as of September 30, 2007. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2008(2)	$306.0
January 2010(3)	750.0
October 2009(4)	299.5
October 2010(4)	299.5
January 2014(5)	125.1
September 2014(6)	23.4
April 2014(7)	530.6

Total	$2,334.1

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our condensed consolidated statements of operations or condensed consolidated balance sheet items included herein.
(2)	Represents the end of the revolving period for a $306.0 million conduit facility, which we renewed in September 2007.
(3)	This two-year variable funding note facility also contains one-year renewal periods (subject to certain conditions precedent) at the expiration of the term and an orderly amortization of the facility at expiration. In July 2007, we renewed this facility through January 2010 at a reduced size of $750 million; the note holder consented to our reduction in the size of this facility, which we sought in order to save costs associated with unused capacity as we have sufficient funding capacity within our originated portfolio master trust to meet our growth expectations within that trust.
(4)	In October 2004, we completed two term securitization facilities that we issued out of our originated portfolio master trust: a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. However, assuming the continuation of current market conditions and performance within our original portfolio master trust, we believe we can sell the remaining principal notes under acceptable terms should we need additional liquidity from the sale of the notes during the life of the facilities.
(5)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.
(6)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.
(7)	In April 2007, we closed an amortizing securitization facility in connection with our UK Portfolio acquisition; this facility is denominated and referenced in UK sterling.

Our commentary within this section is predicated on our ability to operate successfully without triggering early amortization of our structured financing or securitization facilities. We never have triggered an early amortization within any of the series underlying our originated portfolio master trust securitizations or our on-balance-sheet structured financing facilities, and we do not believe that we will. Still, it is conceivable that, even with close management, we may trigger an early amortization of one or more of these outstanding series. Early amortization for any of these outstanding securitization or structured financing facility series would have adverse effects on our liquidity, certainly during the early amortization period and potentially beyond repayment of any such series as potential investors could elect to abstain from future CompuCredit-backed facility issuances.

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

Related Party Transactions

From 2001 until August 2007, we subleased 7,316 square feet of excess office space to Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate of $24.19 per square foot was the same as the rate that we paid on the prime lease. Total rent for the three and nine months ended September 30, 2007 for the sublease was approximately $29,500 and $116,500, respectively.

In June 2007, we signed a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.00 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J.Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our UK Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of September 30, 2007, the outstanding balance of the notes held by the partnership was £4.2 million ($8.7 million). The notes held by the partnership comprise approximately 1.5% of the $600.8 million in total notes within the trust on that date and are subordinate to the senior traunches within the trust. The “B” traunche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust receives 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. Frank J. Hanna, Jr., owns a substantial minority interest in Urban Trust and serves on its Board of Directors. In December 2006, Urban Trust deposited $0.7 million with us to cover its share of future expenses of the program. Also in December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders. Through September 30, 2007, Urban Trust used all of the $0.7 million deposit to fund its share of the net costs of the program and was making additional contributions to cover further growth. Also through September 30, 2007, we increased our deposit with Urban Trust to $4.1 million to cover the growth in purchases by Urban Trust cardholders. Urban Trust’s share of receivables under cardholder accounts was approximately $12.0 million as of September 30, 2007.

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

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, net interest margin, marketing-based volatility in peak charge-off vintages, acquisitions and other growth opportunities, location openings, loss exposure and loss provisions, delinquency and charge-off rates, changes in collection programs and practices, securitizations and gains and losses from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of our Auto Finance segment, expansion and growth of JRAS and ACC platforms, integration of our Auto Finance platforms, growth and performance of receivables originated over the Internet or television, U.S.-based online micro-loan operations, our plans in the United Kingdom, the impact of the acquisition of our UK Portfolio of credit card receivables on our financial performance, performance of UK portfolio, sufficiency of available liquidity, improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our ability to raise funds or renew financing facilities, the potential effects of off-balance-sheet securitizations on our financial condition and results of operations, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities (including asset-backed securities), new product research and development efforts and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

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

At September 30, 2007, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate (8.03% at September 30, 2007), subject to interest rate floors. At September 30, 2007, $17.2 million of our total U.S. managed receivables were priced at their floor rate, of which, $8.1 million of these receivables were closed and therefore ineligible to be repriced and the remaining $9.1 million were open and eligible to be repriced. Every 10% increase in LIBOR that we experience until the $8.1 million in closed account receivables reach their floor rate would result in an approximate $34,000 after-tax negative impact on our annual cash flows. However, to the extent we choose to reprice any of the $9.1 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against their possible adverse impact on our cash flows.

Foreign Currency Risk

The translation of the balance sheets of our newly launched and acquired non-U.S. operations from local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our condensed consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive income within shareholders’ equity on our condensed consolidated balance sheets. We will also have transactional gains and losses that are caused by changes in foreign currency exchange rates compared to the U.S. dollar. These transaction gains and losses flow through our condensed consolidated statement of operations. We have not hedged our foreign currency risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk; we are continuing, however, to weigh the benefits versus costs of hedging this risk.

Commodity Price Risk

In the past, we have purchased debt and equity securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases were junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities were not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we have invested may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service; such was the case during the second and third quarters of 2007 during which we experienced material realized and unrealized losses on our portfolio of these previously acquired securities. Although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. At September 30, 2007, we had investments (net of non-recourse debt) in third-party asset-backed securities with a value of $11.9 million. For further discussion of the current market conditions surrounding our portfolio of third-party asset-backed securities, see our “RESULTS OF OPERATIONS” discussion in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” within this report under the heading “Fees and related income on non-securitized earning assets.”

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

We are involved in various legal proceedings that are incidental to the conduct of our business. In one of these legal proceedings, CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina. As of September 30, 2007, we have not recorded any accruals related to this lawsuit.

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

Our Cash Flows and Net Income Are Dependent Upon Payments on the Receivables Underlying Our Securitizations and From Our Other Credit Products.

The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers use their cards or otherwise borrow funds from us. To the extent we have over estimated collectibility, in all likelihood we have over estimated our financial performance. Some of these concerns are discussed more fully below.

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

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts and receivables. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the sub-prime market, which may be disproportionately impacted. Changes in credit use, payment patterns and the rate of defaults by account holders may result from a variety of unpredictable social, economic and geographic factors. Social factors include, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy. Economic factors include, among other things, rates of inflation, unemployment rates and the relative interest rates offered for various types of credit. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, could have a direct impact on the timing and amount of payments of receivables.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Income from the sale of receivables in securitization transactions and income from retained interests in receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Significant portions of this income are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and will cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth.

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

The timing and volume of originations with respect to our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range may cause significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods. The receivables associated with our largely fee-based credit card offerings to consumers at the lower end of the FICO scoring range tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts during August 2007, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this will be an increase in write offs during the next several quarters that will not be offset by growth.

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

Due to the lack of historical experience with Internet customers, we may not be able to target successfully these customers or evaluate their creditworthiness. There is less historical experience with respect to the credit risk and performance of customers acquired over the Internet. As part of our growth strategy, we are expanding our origination of accounts over the Internet; however, we may not be able to target and evaluate successfully the creditworthiness of these potential customers. Therefore, we may encounter difficulties managing the expected delinquencies and losses and appropriately pricing our products.

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Although our primary credit card receivables securitization facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations within our originated portfolio master trust, in the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, so-called “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

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

As our securitization and financing facilities mature, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facility being repaid, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash.

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

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other non-credit card-based asset-backed securities, particularly sub-prime mortgages, and the general economy.

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

In the event that investors require higher returns and we sell our retained interests in securitizations at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests for purposes of our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We also might increase the discount rate used to value all of our other retained interests, which also would result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we potentially would decrease the rate used to value all of our other retained interests, which would result in additional income.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties regarding those receivables are inaccurate. The representations and warranties made to us by sellers of receivables we have purchased may be inaccurate. We rely on these representations and warranties when we securitize these purchased receivables. In securitization transactions, we make representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, then under the terms of the applicable investment agreement we could be required to pay the investors the amount of the non-compliant receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding.

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding, the timing and extent of our marketing efforts and the success of our marketing efforts. To the extent that we have over estimated the size or growth of our receivables, in all likelihood we have over estimated our future financial performance.

Intense competition for customers may cause us to lose receivables to competitors. We may lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our ability to maintain and grow our business depends largely upon the success of our marketing efforts. Our credit card business competes with national, regional and local bank and other credit card issuers, including issuers of American Express®, Discover®, Visa® and MasterCard® credit cards. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

We may be unable to sustain and manage our growth. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

•	the level of our marketing efforts;

•	the success of our marketing efforts;

•	the degree to which we lose business to competitors;

•	the level of usage of our credit products by our customers;

•	the availability of portfolios for purchase on attractive terms;

•	levels of delinquencies and charge offs;

•	the availability of funding, including securitizations, on favorable terms;

•	our ability to sell retained interests on favorable terms;

•	the level of costs of soliciting new customers;

•	our ability to employ and train new personnel;

•	our ability to maintain adequate management systems, collection procedures, internal controls and automated systems; and

•	general economic and other factors beyond our control.

We may experience fluctuations in net income or sustain net losses if we are not able to sustain or effectively manage our growth.

Our decisions regarding marketing can have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital. Similarly, we decreased our marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market.

Our operating expenses and our ability to effectively service our accounts are dependent on our ability to estimate the future size and general growth rate of the portfolio. One of our servicing agreements requires us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicer for increased staffing expenses it incurs in anticipation of our growth. If we grow more slowly than anticipated, we still may have higher servicing expenses than we actually need, thus reducing our net income.

We Operate in a Heavily Regulated Industry.

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, our debt collection subsidiary’s charged-off receivables operations, auto finance and micro-loan activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law simply to avoid regulatory scrutiny. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, as of September 30, 2007, approximately 3.2% of our accounts in the United States (representing approximately 5.5% of our receivables in the United States) were experiencing negative amortization. This compares with 3.8% of accounts and 5.9% of our receivables experiencing negative amortization as of December 31, 2006 and 4.0% of accounts and 6.1% of our receivables experiencing negative amortization as of September 30, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of 2006 we began a review of our practices in this area. As a result of this review, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over 90 days delinquent. In addition, we are reviewing alternative minimum payment, fee and other credit terms designed to prevent negative amortization. We have not, however, made any assessment of the impact of any changes on our business, although changes could adversely impact our delinquency and charge off statistics and the amounts ultimately collected from cardholders.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables, might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, three of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC and FTC investigations discussed above, although we expect them to resume opening new accounts once these investigations are substantially complete. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our high fee products), the manner in which we market them or our servicing and collection practices. We are entirely dependent in our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

Changes in bankruptcy laws may have an adverse impact on our performance. Effective October 17, 2005, the federal bankruptcy code was amended in several respects. One of the changes made it substantially more difficult for individuals to obtain a complete release from their debts through a bankruptcy filing. As a result, immediately prior to the effective date of the amendments there was a substantial increase in bankruptcy filings by individuals. While much of the impact of this particular law change appears to have been simply to accelerate the bankruptcy filings by individuals who otherwise would have filed in due course, and while this particular law may have ongoing future benefits to us through potential reductions in future bankruptcy filings, other future bankruptcy law changes could potentially have a materially adverse effect on our business.

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

We Routinely Explore Various Opportunities to Grow Our Business, to Make Investments and to Purchase and Sell Assets.

We routinely consider acquisitions of, or investments in, portfolios and other businesses as well as the sale of portfolios and portions of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased, that we will not be able to integrate successfully the acquired business or assets and that we will not be able to produce the expected level of profitability from the acquired business or assets. Similarly, there are a number of risks attendant to sales, including the possibility that we will undervalue the assets to be sold. As a result, the impact of any acquisition or sale on our future performance may not be as favorable as expected and actually may be adverse.

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of September 30, 2007, credit card portfolio acquisitions account for 35.3% of our total credit card managed receivables portfolio based on our ownership percentages, and in April 2007 we purchased a portfolio in the United Kingdom having a face amount of approximately £490 million ($970 million) as of the date of purchase.

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

Any acquisition or investment that we make, will involve risks different from and in addition to the risks to which our business is currently exposed. These include the risks that we will not be able to integrate and operate successfully new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we have made these investments through a subsidiary that was advised by United Capital Asset Management LLC. These investments experienced realized losses (net of interest income) of $47.7 million and unrealized losses of $10.9 million during the six months ended September 30, 2007. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants, and we may experience additional losses in the future. Because our investments in these securities are leveraged—the equity investment supporting our $24.8 million securities portfolio at September 30, 2007 was $11.9 million—market price movements can have a significant and rapid impact on the value of our investments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.1	Letter Agreement, dated March 13, 2007 relating to the repurchase of CompuCredit common stock from United Capital Markets and related parties	Filed herewith

10.2	Form of Restricted Stock Agreement - Employees	Filed herewith

10.3	Outside Director Compensation Package	Filed herewith

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

November 5, 2007	By	/s/ J. PAUL WHITEHEAD, III
J. Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)