Form 10-K
period 2007-12-31
COMPUCREDIT CORP
filed 2008-02-29
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2007

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

Five Concourse Parkway, Suite 400

Atlanta, Georgia 30328

(770) 828-2000

CompuCredit’s common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”).

CompuCredit (1) is required to file reports pursuant to Section 13 or Section 15(d) of the Act, (2) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and (3) has been subject to such filing requirements for the past 90 days.

CompuCredit believes that during the 2007 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

CompuCredit is an accelerated filer and is not a shell company.

The aggregate market value of CompuCredit’s common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by nonaffiliates as of June 30, 2007 was $619.0 million. (For this purpose, directors and officers have been assumed to be affiliates, and we have excluded 5,677,950 of loaned shares.)

As of February 25, 2008, 47,413,790 shares of common stock, no par value, of the registrant were outstanding. (This excludes 5,677,950 loaned shares to be returned.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Managements Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to our expected income, receivables, income ratios, net interest margin, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, changes in collection programs and practices, securitizations and gains and losses from securitizations, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and the banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of recent bankruptcy law changes, marketing plans and expenses, the profitability of our Auto Finance segment, expansion and growth of JRAS and ACC platforms, growth and performance of receivables originated over the Internet or television, our plans in the United Kingdom (“U.K.”), the impact of the acquisition of our U.K. Portfolio of credit card receivables (the “U.K. Portfolio”) on our financial performance, performance of our U.K. Portfolio, sufficiency of available liquidity, improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our income in equity-method investees, growth in our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part I, Item 1A, “Risk Factors,” in this Report and the risk factors and other cautionary statements in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emerge®, Imagine®, Majestic®, Purpose®, Tribute® and other trademarks in the United States (“U.S.”).

i

PART I

ITEM 1.	BUSINESS

General

A general discussion of the business of CompuCredit Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com.

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market. We serve this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables underlying originated accounts and portfolio acquisitions. We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other. We describe these segments below. (See, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)

Credit Cards Segment. Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment represents aggregate activities associated with substantially all of our credit card products (other than $21.0 million of credit card receivables held at December 31, 2007 by our Investments in Previously Charged-Off Receivables segment associated with its balance transfer program).

In December 2007, we securitized a significant portfolio of lower-tier credit card receivables in an off-balance-sheet securitization. We generally “securitize” our credit card receivables in order to obtain the most favorable financing rates, and our retained interests in those securitized credit card receivables are presented under the securitized earning assets caption on our consolidated balance sheets and our fees and related income on these securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees. Also reflected within our Credit Cards segment results are equity in the income of equity-method investees and servicing income revenue sources as well as income or losses associated with ancillary investments in others’ asset-backed securities. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Prior to the December 2007 securitization of our lower-tier credit card receivables, our consolidated statement of operations revenue categories most affected by delinquency and credit loss trends were the net interest income, fees and related income on non-securitized earnings assets category (which is net of a provision for loan losses prior to the securitization of our lower tier receivables) and the fees and related income on securitized earning assets category; from the point of this December 2007 securitization transaction forward, the fees and related income on securitized earnings assets category is the exclusive consolidated statement of operations category that will bear the effects of delinquency and credit loss trends.

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

•

Our April 2007 acquisition of a portfolio of approximately £490 million ($970 million) in face amount of credit card receivables (associated with 594,000 underlying managed accounts) from Barclaycard, a division of Barclays Bank PLC in the United Kingdom (the “U.K. Portfolio”). We paid the purchase price of £383.5 million ($766.4 million) in cash and then securitized the U.K. Portfolio’s receivables.

We decide whether to grow receivables levels through our origination efforts or to acquire other portfolios based upon several factors, including credit quality and financing costs. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. Our analysis enables us to better identify consumers within the financially underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios to identify those that may be more valuable than the seller or other potential purchasers might recognize.

Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the FICO scoring range. As a result, we price our products to reflect this greater risk—with these customers paying higher prices for our products than they would pay if their FICO scores were higher. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who can price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit Card Segment” and Item 1A, “Risk Factors.”

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

In 2001, the advance rates provided by purchasers of participation interests in our securitization facilities decreased significantly, thereby leading us to conclude that we could not earn our desired return on equity from growing our portfolio of credit card receivables that we had historically funded through securitization within our traditional “upper-tier” originated portfolio master trust. As a result, we reduced our marketing efforts during 2002 and 2003 and began to contemplate an orderly liquidation of the credit card receivables within our upper-tier originated portfolio master trust. During this same time period, however, we were able to obtain attractive financing for acquisitions of portfolios and, hence, were able to complete three substantial portfolio acquisitions. Also during this time period, we began to focus on ways to diversify our business to better insulate us against adverse shifts in advance rates, which have the effects of increasing financing costs, increasing liquidity requirements and reducing returns on the equity we invest in credit card receivables. By way of example, we began in 2003 to grow our portfolio of lower-tier credit card receivables. Even without initial leverage against this particular portfolio, we earned our desired return on equity.

Similarly, beginning in 2007, it became clear that financing would be increasingly difficult to obtain on terms as favorable as those that we recently have obtained, and we significantly curtailed our marketing efforts and the issuance of new cards.

Investments in Previously Charged-Off Receivables Segment. Our Investments in Previously Charged-Off Receivables segment consists of the operations of our debt collection subsidiary, Jefferson Capital Systems, LLC (“Jefferson Capital”). Through this subsidiary, as market conditions and other factors justify, we acquire and sell previously charged-off credit card receivables and apply our collection expertise to the receivables we own. Revenues in this segment are classified as fees and related income on non-securitized earning assets in our consolidated statements of operations.

In June 2005, Jefferson Capital sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (“Encore”), and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, Jefferson Capital received $143.0 million in cash. The purchase price included $76.0 million related to the sale of the portfolio of charged-off credit card receivables and $67.0 million of deferred revenue related to the sale of future receivables. Pursuant to the agreement with Encore, Jefferson Capital is expected in the future to purchase for delivery to Encore over the life of the agreement, certain previously charged-off receivables from trusts, the receivables of which are serviced by us. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in Jefferson Capital being required to return a portion of the purchase price related to the sale of future receivable acquisitions.

In 2005, 2006 and much of 2007, the market for buyers of previously charged-off receivables was more competitive than it historically had been, in part because of the entry of new publicly held and other debt buyers into the market. While the demand for, versus the supply of, previously charged-off receivables had driven prices up during that period to the point that Jefferson Capital was primarily a seller rather than a buyer of previously charged-off receivables, pricing appears to have become more rational, and Jefferson Capital is likely to become more active in purchasing normal delinquency charged-off accounts in 2008. Throughout 2005, 2006 and 2007, Jefferson Capital was active, however, in a couple of narrow areas, including Chapter 13 bankruptcy purchases and purchases through its balance transfer program. Jefferson Capital’s balance transfer program involves a credit card offering as an incentive to debtors to repay their previously charged-off debts. This program not only allows Jefferson Capital to realize enhanced liquidation curves in competitive pricing environments, but it also allows Jefferson Capital to partner with other debt buyers to help them enhance their own economics.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide one or more of the following products or services: (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. Our revenues in this segment principally consist of fees and/or interest earned on our cash advance, installment loan and other credit products, as well as various transactional fees earned on our money transfer and other financial services. Our Retail Micro-Loans segment marketed, originated, invested in, and/or serviced $709.8 million in micro-loans during 2007, which resulted in revenue of $100.2 million.

We established this segment during the second quarter of 2004 principally through the acquisition by one of our subsidiaries of substantially all of the assets of a sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively “First American”). We followed this acquisition during the third quarter of 2004 with the acquisition by one of our subsidiaries of substantially all of the assets of Venture Services of Kentucky, Inc. (“Venture Services”), which added another 166 retail storefronts, and one of our subsidiaries acquired another thirty-nine storefronts in the State of Ohio in January 2005. During 2006, we began exploring strategic alternatives in the U.K., and we initiated the process of opening several test stores in the greater London area. As of December 31, 2007, our retail micro-loan subsidiaries operated 515 storefront locations in fifteen states and the U.K.

In most of the states in which they historically have operated, our retail micro-loan subsidiaries have made cash advance and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, we converted all of our Florida and Arkansas operations to a direct lending model during 2006. However, in North Carolina and West Virginia, after initially pursuing conversion to a direct lending model, our subsidiaries decided to exit those states in settlement of reviews by applicable state regulators and because they concluded that alternative lending products would not provide acceptable long-term returns for the business. Consequently, during the third quarter of 2006, our subsidiaries completed the process of closing fifty-two branch locations in North Carolina and eleven branch locations in West Virginia.

During 2007, we continued our efforts to convert our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products have had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we have seen increasingly stringent lending regulations and possible evidence of market saturation, resulting in revenue growth that has not met our expectations. At the same time, we have seen rising delinquencies and charge offs in almost of all of the states where we have Retail Micro-Loan operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in a handful of states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loan operations in six states: Arizona; Colorado; Florida; Louisiana; Michigan; and Oklahoma. We expect to consummate a sale of these operations by the end of the second quarter of 2008. Representing 105 of our total 515 Retail Micro-Loan storefront locations at December 31, 2007, the operations of these six states have been classified as assets held for sale on our December 31, 2007 consolidated balance sheet and are included in the discontinued operations category in our consolidated statements of operations. The operations and associated overhead related to the remaining 410 storefront locations in nine states (plus the U.K.) are included as continuing operations within our consolidated financial statements.

Auto Finance Segment. Our original Auto Finance segment platform (Consumer Auto Receivables or “CAR”) was acquired in April 2005 and consists of a nationwide network of pre-qualified auto dealers in the “buy here/pay here” used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. We offer a number of other products to our network of buy here/pay here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee.

In January 2007, we acquired a 75% ownership interest in Just Right Auto Sales (“JRAS”), a buy here/pay here dealer, for $3.3 million. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At acquisition date, our JRAS platform operated four retail locations in Georgia. As of December 31, 2007, our ownership interest in JRAS had increased to 91% based on the growth capital that we had invested in the entity subsequent to our acquisition, and JRAS had grown to ten retail locations. Assuming the availability of liquidity at attractive pricing and terms, we intend to expand these operations at a modest pace during 2008.

We also acquired the assets of San Diego, California-based ACC Consumer Finance (“ACC”) in February 2007. In conjunction with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a customer quality perspective, is slightly above the niche historically served by our Auto Finance segment. While we had historically acquired existing retail installment contracts directly from buy-here/pay-here dealers and small finance companies, ACC directly extends loans to customers of predominantly franchised automobile dealerships.

Other Segment. Our Other segment encompasses various operations that are start-up in nature and do not individually meet the disclosure criteria of Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement No. 131”). In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based on-line micro-loans provider, represent the only significant continuing operations within the Other segment as of December 31, 2007.

How Do We Operate?

Credit Cards Segment. We market unsecured general-purpose Visa® and MasterCard® credit cards through our contractual relationships with third-party financial institutions. Under our issuing bank agreements, the issuing banks own the credit card accounts, and we purchase receivables underlying the accounts.

On a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize substantially all of the receivables (including, effective in December 2007, our lower-tier credit card receivables) each day by selling the receivables to securitization trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the applicable trust. The cash proceeds we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors’ interests. The receivables that are sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

We also acquire distressed and other portfolios of sub-prime credit card receivables. We typically acquire these portfolios at a substantial discount due to the likelihood that a large percentage of the receivables will be charged off as the underlying debtors default. We use our credit models to predict the extent to which the underlying debtors will be able to repay us, which we factor into the price that we pay for a portfolio. Our profitability in these transactions hinges on whether the underlying debtors in the aggregate remit payments that exceed the price we paid for the portfolio. Portfolio acquisitions historically have been a significant component of our business.

See our consolidated financial statements included herein and our “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further details on our securitizations.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment operates through a subsidiary, which serves as a holding company for the several separate subsidiaries required to support these operations. This business is conducted by subsidiaries that operate separately in each state. Each of these operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with its parent and other CompuCredit-related entities, has its own books and records and maintains its assets independently of the other operating companies and other CompuCredit-related entities except insofar as certain cash management and administrative functions that are or may be performed on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

Auto Finance Segment. Our CAR and ACC operations within our Auto Finance segment operate in an integrated manner under common management through separate subsidiaries. These operations are licensed and/or authorized to acquire loans and/or originate loans directly to consumers in the forty-five states in which they presently operate. These operations both originate loans directly to consumers of franchised auto dealers and acquire and service aged or newly originated receivables from buy here/pay here used car dealers, related finance companies and regional finance companies, as well as receivables that are being liquidated by banks, thrifts or consumer finance companies. Acquired receivables are purchased at a discount to par, and typically have a remaining maturity of 20 to 30 months.

JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. JRAS currently retains all loans and the servicing rights and obligations for all of its sales contracts.

How Do We Collect and Evaluate Data?

Credit Cards Segment. Our general business model is predicated upon our ability to successfully predict the performance of sub-prime receivables, irrespective of whether the receivables arise from portfolio acquisitions or through other origination channels. In other words, we do not focus on the financial institution that originated the particular receivable, but, rather, on how it will perform. We believe our unique skill set is our ability to predict this credit behavior and to service the portfolio in a superior manner to ensure maximum performance. To this end, we have developed a proprietary information management system that supports our decision-making functions, including target marketing, solicitation, application processing, account management and collections activities. The information system takes advantage of a state-of-the-art data warehouse and ancillary data management systems that maintain information regarding a customer throughout the customer’s relationship with us. The system’s purpose is to gather, store and analyze the data necessary to facilitate our target marketing and risk management decisions.

Our information system captures customer information gathered either from prior owners of our acquired receivables or in the target marketing and solicitation phases of an originated customer relationship and throughout the remainder of our relationship with the customer, including customer credit behavior patterns. By combining and storing such information, we have established an analytical database linking “static” historical data with “dynamic” actual customer performance. Our portal interfaces and business intelligence tools allow management to access and analyze the information management system on demand.

We believe the information we collect in our information system, as well as the ability we have to access, study and model this information, provides us with a more efficient and complete process to effectively price our products and our portfolio acquisitions. We believe we have priced our products and acquisitions such that over time the income we earn from the receivables that are not charged off is sufficient to cover our marketing expenses, our servicing expenses, overhead expenses, our costs of funds and our losses from cardholders who fail to make their payments and are charged off.

In addition, over the past several years, we have made significant investments in the technology infrastructure supporting our information management system, such as a new data warehouse, enterprise-wide data management software, and a Voice-over-Internet Protocol (VoIP)-enabled telephony platform. Such investments are rapidly providing tangible returns in terms of cost efficiencies and higher productivity. These solutions also allow us to effectively enable the growth of our business through a flexible, scalable and secure infrastructure.

How Do We Obtain Our Customers?

Credit Cards Segment. As noted above, we view our customers the same regardless of whether we acquire them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the credit behavior of consumers who are classified by regulators as sub-prime credit risks, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe we can use this model to predict the credit behavior of these consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO scoring range. The FICO scoring, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO scoring ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO scoring range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. We focus our marketing programs (direct mail, telemarketing, Internet, television, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

Similarly, our target marketing system is intended to provide the same competitive advantage when evaluating portfolios as when originating customers through our marketing campaigns. We believe that our ability to evaluate credit risk within FICO scoring ranges enables us to determine a portfolio’s overall credit risk more accurately than many portfolio sellers and potential purchasers. This risk evaluation expertise is designed to enable us to avoid portfolio purchases in which the final discount does not accurately reflect the credit risk of the portfolio. Conversely, we may bid more aggressively for portfolios in which the perceived credit risk, as reflected by the FICO scores, is significantly higher than our forecast of credit risk.

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

Auto Finance Segment. Our CAR operations within this unit acquire existing retail installment contracts directly from buy here/pay here used car dealers and small finance companies, while our ACC operations lend directly to the customers of franchised auto dealerships and our JRAS operations lend directly to the customers who purchase its used cars. CAR also enters agreements to service retail installment contracts.

Relationships with buy here/pay here used car dealers and franchised auto dealerships are developed and maintained through a direct sales force. Markets are analyzed through the acquisition of data from industry-

related service providers, which provide information that indicates sufficient dealer and customer densities. Direct advertising campaigns also are conducted in specific target markets in conjunction with industry-focused advertising in established magazines and periodicals. This segment also sponsors and participates in most state and local auto dealer associations and is a sponsor in national organizations such as the NIADA and NABD.

What Other Services Do We Offer to Our Customers?

Credit Cards Segment. We offer several ancillary products and services to our cardholder customers, including memberships, insurance products, subscription services and debt waiver. These products and services are offered throughout our relationship with a customer, and currently we have several relationships with third-party providers of such products. We provide marketing support and a billing platform for these third-party products, and the third-party providers are fully responsible for the fulfillment of the products. Our responsibility is to ensure that enrollment and cancellation of the products purchased by our customers are properly processed and billed to the customers at the rates established.

The success of our ancillary products business is a function of the number and variety of our product offerings, the marketing channels leveraged to sell these products and the customers to whom we market these products. The profitability of our ancillary products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of the marketing programs and the operating expenses associated with the programs. Although a wide range of our customers purchase ancillary products and services, such product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from ancillary products and services will either grow at a reduced rate or decline.

How Do We Maintain the Accounts and Mitigate Our Risks?

Credit Cards Segment. For our credit card lending activities, we manage account activity using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts and credit line modifications. We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

We monitor authorizations for all accounts. Customer credit availability is limited for transaction types that we believe present higher risks, such as foreign transactions, cash advances, etc. We manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

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

Specific purchase guidelines are applied within CAR based upon each product offering, and established delegated approval authorities exist to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts are typically verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among approximately 935 active dealers.

For our ACC and JRAS operations, credit quality and loss mitigation initially are dependent upon our obtaining a first lien in the auto being financed. When a customer defaults and ACC repossesses the auto, the sale of that auto at auction generally provides for the repayment of approximately 35% of the loan. As a result, for credit evaluation purposes, we consider a portion of these loans to be unsecured and evaluate the creditworthiness of the customers in that context. Our ACC operations manage risk through diversifying their receivables among approximately 1,000 active dealers. When a JRAS customer defaults and JRAS repossesses the auto, JRAS can resell the car to another customer.

How Do We Collect from Our Customers?

Credit Cards Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost effective and customer friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also will offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to forego finance charges in exchange for an appropriate payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential “economic” loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work with our customers in a way intended to best protect us from economic loss on the cardholder relationship. Our selection of collection techniques, including, for example, whether we apply payments to finance charges or principal, impacts the statistical performance of our portfolios that we reflect under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder’s APR or waive a certain amount of accrued late fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate reduction of finance charges or waiver of late fees. In other situations, we may actually settle with customers and adjust their finance charges and late fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

We discontinue charging interest and fees when credit card receivables become contractually more than 90 days past due and charge off credit card receivables when they become contractually more than 180 days past due (or within 30 days of notification and confirmation of a customer’s bankruptcy or death). However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge off date, we may reconsider whether charge off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our determination of whether an account is contractually past due is relevant to our delinquency and charge off data included under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge off status. We generally consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as a fixed percentage of his or her statement balance (3% or 4%, depending on the credit card product that he or she has).

Additionally, in an effort to increase the value of our account relationships, we re-age customer accounts that meet applicable regulatory qualifications for re-aging. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs.

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

Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection techniques. Auto Finance segment accounts that have been loaded into our data processing system are centrally serviced to leverage auto dialer processing for early stage collections. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. We generally do not repossess autos in our CAR operation as a result of the agreements that we have with the dealers. In our ACC operation, we customarily repossess autos following the default and sell those autos at national auctions, whereas JRAS customarily repossesses autos following the default and resells those autos directly to other customers. There almost always is a deficiency for an ACC sale, at which point we assess whether to pursue or, more often, not pursue that deficiency.

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment. Our business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Some of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally are priced higher than our other products. Because of the greater credit risks inherent in these customers and the higher prices that we have to charge for these products, they, and the banks that issue them on our behalf, are subject to significant regulatory scrutiny. Were regulators, including the FDIC (which regulates the lenders that issue these products on our behalf) and the FTC, to object to these products or how we market them, we could be required to modify or discontinue them. Over the past two years, we have modified both our products and how we market them based on our desire to be a market leader with respect to the fair treatment of consumers and in response to comments from regulators.

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

Retail Micro-Loans Segment. These businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the interest rates and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. Some states have imposed regulatory schemes that either prohibit or discharge micro-loans.

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

Competition

Credit Cards Segment. We face substantial competition from other consumer lenders, the intensity of which varies depending upon economic and liquidity cycles. Our credit card business competes with national, regional and local bankcard issuers, other general-purpose credit card issuers and retail credit card issuers. Large credit card issuers, including but not limited to JP Morgan Chase, Bank of America, CitiBank, and Capital One, may compete with us for customers in a variety of ways, including but not limited to interest rates and fees. Many of these competitors are substantially larger than we are, have significantly greater financial resources than we do and have significantly lower costs of funds than we have. In addition, most of our largest competitors are banks and do not have to rely on third parties to issue their credit cards. Customers choose credit card issuers largely on the basis of price, including interest rates and fees, credit limit and other product features. Customer loyalty is often limited in this area. As such, we may lose entire accounts or account balances to competing credit card issuers.

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

Retail Micro-Loans Segment. Competition for our Retail Micro-Loans segment originates from numerous sources. Our Retail Micro-Loans segment subsidiaries compete with traditional financial institutions that offer similar products such as overdraft protection and cash advances, as well as with other micro-loan companies that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Advance America, Check ‘n Go and Check into Cash, among others, who have multiple store operations located throughout the U.S.

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

Auto Finance Segment. Competition within the auto finance sector is very widespread and fragmented and includes captive finance companies from all of the major manufacturers. Our auto finance operations target a customer base and dealer profile that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corp., WestLake Financial, Mid-Atlantic Finance, AmeriCredit, Drive Financial and Western Funding) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2007, we had approximately 3,923 employees principally located in Florida, Georgia, Minnesota, Nevada, North Carolina and Utah. Additionally, we have a limited number of employees in India, and we have 335 employees in the U.K. There is one collective bargaining agreement with our Crawley location in the U.K. that is up for renewal in 2008. We consider our relations with our employees to be good.

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

Additional Information

CompuCredit is incorporated in Georgia. Our principal executive offices are located at Five Concourse Parkway, Suite 400, Atlanta, Georgia 30328, and the telephone number at that address is (770) 828-2000. Our Internet address is www.compucredit.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Certain corporate governance materials, including our Board committee charters and our Code of Business Conduct and Ethics, are posted on our website under the heading “Investor Relations.” From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC or NASDAQ, or as desirable to further the continued effective and efficient governance of our company.

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

Our Cash Flows and Net Income Are Dependent Upon Payments on the Receivables Underlying Our Securitizations and From Our Other Credit Products.

The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers use their cards or otherwise borrow funds from us. To the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables, the value of our retained interests and our loans and fees receivable will decline, and we will experience reduced levels of net income.

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts and receivables. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Changes in credit use, payment patterns and the rate of defaults by account holders may result from a variety of unpredictable social, economic and geographic factors. Social factors include, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy. Economic factors include, among other things, rates of inflation, unemployment rates and the relative interest rates offered for various types of credit. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, could have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy suggest that we may be entering a period of economic downturn or recession.

We recently purchased a substantial portfolio of receivables in the U.K. and now will have greater exposure to the U.K. economy and currency exchange rates. In April 2007, we purchased a portfolio of credit card receivables having a face value of £490 million ($970 million) as of the date of purchase. Although we have had minor operations in the U.K. previously, this is our first significant investment there, and we now will have substantially greater exposure to fluctuations in the U.K. economy. As a result of this investment, we also will have greater exposure to fluctuations in the relative values of the U.S. dollar and the British pound.

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

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we use in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. Because our portfolios are undiversified, negative market forces have the potential to cause a widespread adverse impact. We have no immediate plans to issue or acquire significant higher-grade receivables.

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

The timing and volume of originations with respect to our lower-tier credit card offerings may cause significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts during August 2007, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this will be an increase in write offs during the next several quarters that will not be offset by growth.

Increases in interest rates will increase our cost of funds and may reduce the payment performance of our customers. Increases in interest rates will increase our cost of funds, which could significantly affect our results of operations and financial condition. We recently have experienced higher interest rates. Our credit card accounts have variable interest rates. Significant increases in these variable interest rates may reduce the payment performance of our customers.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Although our primary credit card receivables securitization facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust, in the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, so-called “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

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

Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, less financing has been available to sub-prime lenders generally, and the financing that has been available has been on less favorable terms. As a result, beginning in the third quarter of 2007 we significantly curtailed our marketing for new credit cards in order to preserve our cash and access to financing for our most critical needs.

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

The documents governing our securitization facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” investors can accelerate payments. Early redemption events include portfolio performance triggers, the termination of our affinity agreements with third-party financial institutions to originate credit cards, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In the Merrill Lynch facility, an early redemption event also may be triggered based on a total consolidated equity test or a change of control in CompuCredit. If an early redemption event occurs, principal payments would be made to investors to reduce their interests in our securitizations. As investors’ interests in our securitizations decrease, our liquidity would be negatively impacted and our financial results may suffer. We would need to obtain alternative sources of funding, and there is no certainty that we would be able to do so. Similar triggers exist with respect to the financing facilities for our loans and fees receivable retained on our balance sheet, the refunding of which could be made more difficult or impossible at terms acceptable to us if we hit such triggers.

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. Similarly, beginning in 2007 it became clear that financing would be increasingly difficult to obtain on terms as favorable as those that we recently have obtained and we significantly curtailed our marketing efforts and the issuance of new cards. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other (non-credit-card-based) asset-backed securities, particularly sub-prime mortgages, and the general economy.

Increases in expected losses and delinquencies may prevent us from securitizing future receivables on terms similar to those that currently are available or from obtaining favorable financing for non-securitized receivables. Greater than expected delinquencies and losses also could impact our ability to complete other securitization or financing transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available.

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

The performance of our competitors may impact the costs of our securitizations and financing facilities. Investors in our securitizations and financing facilities compare us to other sub-prime credit card issuers and, to some degree, our performance is tied to many of the factors that impact their performance. Investors also compare us to other sub-prime products. Generally speaking, investors in our securitizations also invest in our competitors’ securitizations, and lenders against our receivables also lend against our competitors’ receivables. These investors and lenders broadly invest in or lend against receivables, and when they evaluate their investments and lending arrangements, they typically do so on the basis of overall industry performance. Thus, when our competitors perform poorly, we typically experience negative investor and lender sentiment, and the investors in our securitizations and lenders against our receivables require greater returns, particularly with respect to subordinated interests in our securitizations. In 2001, for instance, investors demanded unprecedented returns. More recently, largely because of difficulties in the sub-prime mortgage market, investors have been more reluctant to invest and have sought greater returns.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding.

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding, the timing and extent of our marketing efforts and the success of our marketing efforts. To the extent that we have over-estimated the size or growth of our receivables, in all likelihood we have over-estimated our future financial performance.

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

Our decisions regarding marketing can have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market.

Our operating expenses and our ability to effectively service our accounts are dependent on our ability to estimate the future size and general growth rate of the portfolio. Some of our servicing and vendor agreements require us to make additional payments if we overestimate the size or growth of our business. These additional payments compensate the servicers and vendors for increased staffing expenses and other costs they incur in anticipation of our growth. If we grow more slowly than anticipated, we still may have higher servicing expenses than we actually need, thus reducing our net income.

We Operate in a Heavily Regulated Industry.

Changes in bankruptcy, privacy or other consumer protection laws, or to the prevailing interpretation thereof, may expose us to litigation, adversely affect our ability to collect account balances in connection with our traditional credit card business, our debt collection subsidiary’s charged-off receivables operations, and our auto finance and micro-loan activities, or otherwise adversely affect our operations. Similarly, regulatory changes could adversely affect our ability or willingness to market credit cards and other products and services to our customers. The accounting rules that govern our business are exceedingly complex, difficult to apply and in a state of flux. As a result, how we value our receivables and otherwise account for our business (including whether we consolidate our securitizations) is subject to change depending upon the changes in, and, interpretation of, those rules. Some of these issues are discussed more fully below.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices, may make collection of account balances more difficult or may expose us to the risk of fines, restitution and litigation. Our operations, and the operations of the issuing banks through which we originate credit products, are subject to the jurisdiction of federal, state and local government authorities, including the SEC, the FDIC, the Office of the Comptroller of the Currency, the FTC, U.K. banking authorities, state regulators having jurisdiction over financial institutions and debt origination and collection and state attorneys general. Our business practices, including the terms of our products and our marketing, servicing and collection practices, are subject to both periodic and special reviews by these regulatory and enforcement authorities. These reviews can range from investigations of specific consumer complaints or concerns to broader inquiries into our practices generally. If as part of these reviews the regulatory authorities conclude that we are not complying with applicable law, they could request or impose a wide range of remedies including requiring changes in advertising and collection practices, changes in the terms of our products (such as decreases in interest rates or fees), the imposition of fines or penalties, or the paying of restitution or the taking of other remedial action with respect to affected customers. They also could require us to stop offering some of our products, either nationally or in selected states. To the extent that these remedies are imposed on the issuing banks through which we originate credit products, under certain circumstances we are responsible for the remedies as a result of our indemnification obligations with those banks. We also may elect to change practices or products that we believe are compliant with law in order to respond to regulatory concerns. Furthermore, negative publicity relating to any specific inquiry or investigation could hurt our ability to conduct business with various industry participants or to attract new accounts and could negatively affect our stock price, which would adversely affect our ability to raise additional capital and would raise our costs of doing business.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices and reimbursement of significant fees to affected customers. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and although it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations, business position and consolidated financial statements, an adverse outcome could have a materially adverse effect upon us. Settlement discussions with the FDIC and FTC are ongoing.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of 2006 we began a review of our practices in this area. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over 90 days delinquent. We made several additional consumer-friendly changes in 2007 that have the effect of preventing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Based on our various 2007 changes to our practices in this area, only approximately 0.05% of our U.S. accounts (representing approximately 0.09% of our U.S. credit card receivables) were experiencing negative amortization at December 31, 2007. The changes that we have made are likely to adversely impact the amounts ultimately collected from cardholders and therefore our delinquency and charge off statistics. Additionally, based on on-going discussions with the FDIC, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we expect to make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, three of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC and FTC investigations discussed above, although we expect them to resume opening new accounts once these investigations are substantially complete. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. We are entirely dependent on our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. As an originator and servicer of sub-prime receivables, we typically charge higher interest rates and fees than lenders serving consumers with higher credit scores. Sub-prime lenders are commonly the target of legislation (and revised legislative and regulatory interpretations) intended to prohibit or curtail these and other industry-standard practices as well as non-standard practices. For instance, Congress recently enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Among others, changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to refund previously collected amounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	limitations on the content of marketing materials could be imposed that would result in reduced success for our marketing efforts;

•	federal and state laws may limit our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	reductions in statutory limits for fees and finance charges could cause us to reduce our fees and charges;

•

some of our products and services could be banned in certain states or at the federal level; for example, in 2004 the State of Georgia made certain micro-loan practices illegal, and regulatory action and litigation has been brought in North Carolina alleging that certain micro-loan practices are prohibited in that state;

•

federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and

•	a reduction in our ability or willingness to lend to certain individuals, such as military personnel.

Accordingly, our business is always subject to changes in the regulatory environment. Changes or additions to the consumer protection laws and related regulations, or to the prevailing interpretations thereof, could invalidate or call into question a number of our existing products, services and business practices, including our credit card origination, charged-off receivables collection, auto finance and micro-loan activities. Any material regulatory developments could adversely impact our results from operations.

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

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices. (One form of these activities is sometimes referred to as “payday” lending.) Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. For example, in 2004, a new law became effective in Georgia that effectively prohibits certain micro-loan practices in the state. Several other state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans by limiting the amount of the advance and or reducing the allowable fees. In addition, Mississippi and Arizona have sunset provisions in their laws permitting micro-loans that require renewal of the laws by the state legislatures at periodic intervals. Although states provide the primary regulatory framework under which we conduct our micro- loan services, certain federal laws also impact our business. In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of cash advance micro-loans offered by FDIC-supervised institutions and the period a customer may have cash advance micro-loans outstanding from any lender to three months during the previous 12-month period. Subsequently, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. Moreover, future laws or regulations (at the state, federal or local level) prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

In 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-five states through eleven branches, three regional processing centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. In February 2007, we acquired the business of ACC, also an automobile lender. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us not only to most of the risks described above but also to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, the CAR Financial Services business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers (including JRAS, our own captive buy-here/pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our newly acquired ACC business, which stopped originating loans in November 2006 and is in the process of reestablishing its relationships with dealers.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Our newly acquired ACC business regularly repossesses automobiles and sells repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed prices for automobiles also may result from significant liquidations of rental fleet inventories and from increased volumes of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices may decrease the auction value of certain types of vehicles, such as SUVs.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of December 31, 2007, credit card portfolio acquisitions accounted for 30.4% of our total credit card managed receivables portfolio based on our ownership percentages, and in April 2007 we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase.

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

Other Risks of Our Business

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that it may extend. Our various issuing bank agreements have scheduled expirations dates, the earliest of which is March 31, 2009. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

The analytical model we use to project credit quality may prove to be inaccurate. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. We believe our analysis enables us to better identify consumers within the financially underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios in order to identify those that may be more valuable than the seller or other potential purchasers might recognize. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analytical model. If any of our assumptions underlying our model proves materially inaccurate or changes unexpectedly, we may not be able to achieve our expected levels of collection, and our revenues will be reduced, which would result in a reduction of our earnings.

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2007, we paid Total System Services, Inc. $50.9 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we have made these investments through a subsidiary that was advised by United Capital Asset Management LLC. These investments experienced realized losses (net of interest income) of $41.4 million and unrealized losses of $20.1 million during 2007. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants, and we may experience additional losses in the future. Because our investments in these securities are leveraged—the equity investment supporting our $17.9 million securities portfolio at December 31, 2007 was $5.5 million—market price movements can have a significant and rapid impact on the value of our investments.

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	the overall financing environment, which investors may find critical to our value;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the share lending agreement.

In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Future sales of our common stock or equity-related securities in the public market, including sales of our common stock pursuant to share lending agreements or short sales transactions by purchasers of convertible notes securities, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales of significant amounts of our common stock or equity-related securities in the public market, including sales pursuant to share lending agreements, or the perception that such sales will occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, including sales of our common stock in short sales transactions by purchasers of our convertible notes, will have on the trading price of our common stock.

We have the ability to issue preferred shares, warrants, convertible debt and other securities without shareholder approval. Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our articles of incorporation permit our board of directors to issue preferred shares without first obtaining shareholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

In the fall of 2007, we received and responded to a comment letter from the SEC. This comment letter followed up on a prior comment letter. In these comment letters, the SEC questioned our basis for concluding that our investments in and proceeds from securitized earning assets should be presented in the investment sources and uses section of our statements of cash flows, rather than in the operating sources and uses section of those statements. These comment letters included other routine comments as well. We are awaiting the SEC’s response to our most recent comment letter response.

ITEM 2.	PROPERTIES

Our principal executive offices, comprising approximately 400,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 250,000 square feet, are located in leased premises in: Atlanta, Georgia; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake City, Utah. Our Investments in Previously Charged-Off Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Loans segment is headquartered in Peachtree City, Georgia with approximately 19,000 square feet of leased space; its storefront locations in the various states in which they operate average approximately 1,550 square feet per store of leased space. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 16,000 square feet of leased space and San Diego, California in approximately 26,000 square feet of leased space, with additional offices and branch locations in various states. We believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs require.

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

In addition, the FDIC and the FTC are investigating whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits, and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and the FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices and reimbursement of significant fees to affected customers. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees. The matters under investigation involve a significant amount of fees and a substantial number of accounts.

As of December 31, 2007, we have not recorded any material accruals related to these matters. Settlement discussions with the FDIC and FTC are ongoing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CCRT.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 25, 2008, there were 74 holders of our common stock, not including persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2006	High	Low
1st Quarter 2006	$42.21	$35.02
2nd Quarter 2006	$42.75	$35.70
3rd Quarter 2006	$38.84	$26.02
4th Quarter 2006	$41.05	$29.76

2007	High	Low
1st Quarter 2007	$40.00	$25.52
2nd Quarter 2007	$38.57	$30.51
3rd Quarter 2007	$35.48	$19.75
4th Quarter 2007	$25.46	$8.65

The closing price of our common stock on the NASDAQ Global Select Market on February 25, 2008 was $10.25.

We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

The following table sets forth information with respect to our repurchases of common stock during the fourth quarter of 2007:

	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs
October 1—October 31	—	—	—	7,115,837
November 1—November 30	1,000,000	$12.03	1,000,000	6,115,837
December 1—December 31	1,000,000	$9.34	1,000,000	5,115,837

Total	2,000,000	$10.69	2,000,000	5,115,837

(1)	In May 2006, our board of directors authorized a program to repurchase up to 10 million shares of our outstanding common stock. Under the plan, we can repurchase shares of our common stock from time to time, through June 30, 2008, either on the open market or through privately negotiated transactions in compliance with SEC guidelines.
(2)	Excludes 236,414 shares of treasury stock returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants. At our discretion, we may use acquired shares in treasury to satisfy option exercises and restricted stock grants.

We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Equity Compensation Plan Information

We maintain the 1998 Stock Option Plan, the 2000 Stock Option Plan, the 2003 Stock Option Plan (collectively, the “Option Plans”), pursuant to which we may grant options to purchase shares of common stock to eligible persons. We also maintain the 2004 Restricted Stock Plan (the “Restricted Stock Plan,” and together with the Option Plans, the “Plans”), pursuant to which we may grant shares of restricted stock to eligible persons. We also have an Employee Stock Purchase Plan (“ESPP”).

All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to the greatest of 100% of their annual wages or the equivalent of $10,000 fair market value of our common stock withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. The following table provides information about option awards under the Plans as of December 31, 2007.

Plan Category	Number of securities to be issued under Option Plans upon exercise of outstanding options (1)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plans (excluding securities reflected in first column) (2)
Equity compensation plans previously approved by security holders	666,264	$36.99	1,288,505
Equity compensation plans not approved by security holders	—	—	—

Total	666,264	$36.99	1,288,505

(1)	Does not include outstanding shares of restricted stock previously awarded under the Restricted Stock Plan.
(2)	Includes 320,398 shares of restricted stock, which were available as of December 31, 2007 for future issuance under the Restricted Stock Plan. At December 31, 2007, there were no shares available under our ESPP.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2002 through December 31, 2007, with the cumulative return for the Russell 2000 Index and the NASDAQ Other Finance Index over the same period, assuming the investment of $100 on December 31, 2002, and reinvestment of all dividends. We have not paid dividends since our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth, for the periods indicated, selected consolidated financial and other data. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and related notes and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included within this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our audited consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

We generally securitize our credit card receivables in transactions that are treated as sales under GAAP. In these securitizations, we receive cash, retain an interest in the receivables that are securitized, retain the rights to receive cash in the future and retain the rights and obligations to service the accounts. As such, we remove the securitized receivables from our consolidated balance sheet. The performance of the underlying credit card receivables, however, will affect the future cash flows we actually receive. Various financial, operating and statistical data for the credit card receivables underlying the securitization structures for which we act as servicer are presented in the “Credit Cards Segment” discussion within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:

Total interest income	$462,789	$297,985	$125,599	$40,692	$11,193
Interest expense	(81,516)	(52,472)	(33,868)	(4,676)	(6,534)

Net interest income before fees and related income on non- securitized earning assets and provision for loan losses	381,273	245,513	91,731	36,016	4,659
Fees and related income on non-securitized earning assets	796,595	581,493	458,973	231,781	50,584
Provision for loan losses	(967,230)	(506,118)	(130,338)	(58,952)	(7,059)

Net interest income, fees and related income on non-securitized earning assets	210,638	320,888	420,366	208,845	48,184
Other operating income:
Fees and related income on securitized earning assets	301,486	200,232	127,779	158,192	270,239
Servicing income	96,944	89,100	138,516	91,604	97,473
Ancillary and interchange revenues	67,840	43,293	28,954	24,271	19,613
Equity in income of equity-method investees	34,360	106,883	45,627	1,987	27,676

Total other operating income	500,630	439,508	340,876	276,054	415,001
Total other operating expense	751,931	540,301	443,304	289,110	235,638

(Loss) income from continuing operations before minority interests and income taxes	(40,663)	220,095	317,938	195,789	227,547
Minority interests	(1,600)	(12,898)	(13,349)	(22,345)	(37,233)

(Loss) income from continuing operations before income taxes	(42,263)	207,197	304,589	173,444	190,314
Income tax benefit (expense)	11,836	(74,198)	(110,654)	(62,081)	(67,553)

(Loss) income from continuing operations	(30,427)	132,999	193,935	111,363	122,761

Discontinued operations:
Loss from discontinued operations	(31,644)	(39,267)	(34,746)	(16,375)	(1,604)
Income tax benefit	11,075	13,743	12,161	5,731	561

Loss from discontinued operations	(20,569)	(25,524)	(22,585)	(10,644)	(1,043)

Net (loss) income	$(50,996)	$107,475	$171,350	$100,719	$121,718

(Loss) income from continuing operations per common share—diluted	$(0.62)	2.65	$3.78	$2.14	$2.36
Loss from discontinued operations per common share—diluted	$(0.42)	(0.51)	$(0.44)	$(0.21)	$(0.02)

Net (loss) income per common share—diluted	$(1.04)	$2.14	$3.34	$1.93	$2.34

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:

Securitized earning assets	$1,015,579	$811,012	$786,983	$536,718	$543,160
Non-securitized earning assets, net	399,264	858,821	468,311	158,430	45,238
Total assets	1,874,180	2,113,897	1,821,190	1,003,526	761,355
Notes payable and other borrowings	235,591	358,694	165,186	83,624	1,945
Convertible senior notes	550,000	550,000	550,000	—	—
Total shareholders’ equity	$792,579	$883,940	$767,211	$683,890	$574,013

The following tables contain unaudited quarterly results for the years ended December 31, 2007 and 2006 and have been updated to reflect discontinued operations for all periods presented.

Selected Quarterly Financial Data

	At or for the three months ended
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income, fees and related income on non-securitized earning assets	$40,708	$20,126	$44,721	$105,083	$78,897	$82,497	$71,212	$88,282
Fees and related income on securitized earning assets	180,154	29,642	71,988	19,702	53,786	50,837	45,140	50,469
Total other operating income	50,317	53,118	55,334	40,375	46,859	71,744	59,865	60,808
Total other operating expense	226,543	179,089	184,178	162,121	152,482	131,748	121,652	134,419

Income (loss) from continuing operations before minority interests and income taxes	44,636	(76,203)	(12,135)	3,039	27,060	73,330	54,565	65,140
Minority interests	1,163	(1,257)	(794)	(712)	(1,069)	(6,363)	(2,061)	(3,405)

Income (loss) from continuing operations before income taxes	45,799	(77,460)	(12,929)	2,327	25,991	66,967	52,504	61,735
Income tax (expense) benefit	(20,028)	27,942	4,697	(775)	(9,248)	(24,044)	(18,820)	(22,086)

Income (loss) from continuing operations	25,771	(49,518)	(8,232)	1,552	16,743	42,923	33,684	39,649
Discontinued operations:
Loss from discontinued operations	(15,405)	(5,697)	(4,284)	(6,258)	(10,827)	(6,327)	(8,280)	(13,833)
Income tax benefit	5,391	1,994	1,500	2,190	3,789	2,214	2,898	4,842

Loss from discontinued operations	(10,014)	(3,703)	(2,784)	(4,068)	(7,038)	(4,113)	(5,382)	(8,991)

Net income (loss)	$15,757	$(53,221)	$(11,016)	$(2,516)	$9,705	$38,810	$28,302	$30,658

	At or for the three months ended
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
Income (loss) from continuing operations per common share:
Basic	$0.54	$(1.02)	$(0.17)	$0.03	$0.34	$0.88	$0.69	$0.81
Diluted	$0.54	$(1.02)	$(0.17)	$0.03	$0.33	$0.86	$0.67	$0.79
Loss from discontinued operations per common share:
Basic	$(0.21)	$(0.08)	$(0.06)	$(0.08)	$(0.14)	$(0.08)	$(0.11)	$(0.18)
Diluted	$(0.21)	$(0.08)	$(0.06)	$(0.08)	$(0.14)	$(0.08)	$(0.11)	$(0.18)
Net income (loss) per common share:
Basic	$0.33	$(1.10)	$(0.23)	$(0.05)	$0.20	$0.80	$0.58	$0.63
Diluted	$0.33	$(1.10)	$(0.23)	$(0.05)	$0.19	$0.78	$0.56	$0.61

	At or for the three months ended
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Securitized earning assets	$1,015,579	$617,691	$597,793	$658,423	$811,012	$862,785	$870,817	$801,216
Non-securitized earning assets, net	399,264	1,102,284	1,051,264	1,047,483	858,821	778,534	566,651	501,785
Total assets	1,874,180	2,478,566	2,175,244	2,234,191	2,113,897	2,103,724	1,914,218	1,789,807
Notes payable and other borrowings	235,591	864,919	475,883	539,174	358,694	373,630	240,146	175,542
Convertible senior notes	550,000	550,000	550,000	550,000	550,000	550,000	550,000	550,000
Total shareholders’ equity	$792,579	$798,736	$846,169	$848,977	$883,940	$871,217	$829,881	$799,387

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We principally serve these markets through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa® and MasterCard® credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waiver and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans (generally less than $500 for less than 30 days and to which we refer as “micro-loans”) marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the Buy Here/Pay Here used car business and sell used automobiles through our own Buy Here/Pay Here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

Our business experienced several significant events and changes in 2007, including:

•

Our January 2007 acquisition of a 75% ownership interest in JRAS, which sells vehicles to consumers and provides the underlying financing associated with the vehicle sales and in which we held a 91% ownership interest at December 31, 2007;

•	Our January 2007 receipt of $53.9 million in proceeds upon an exercise of warrants to purchase 2.4 million shares of our common stock;

•	Our February 2007 acquisition of the assets of ACC, an originator and servicer of auto loans generated by franchised auto dealers, and a related portfolio of ACC-serviced auto loans;

•

Our March 2007 repurchase of approximately 2.9 million shares of our common stock for $86.5 million, followed by an additional 2.0 million shares purchased in November and December at a cost of $21.4 million;

•

Our April 2007 acquisition of a U.K. Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables from Barclaycard, a division of Barclays Bank PLC, and the securitization thereof contemporaneously with our acquisition;

•	Our April 2007 acquisition of MEM, a U.K.-based Internet micro-loans originator;

•

Our incurrence beginning in the second quarter of 2007 and continuing through the close of the fourth quarter of 2007 of $71.0 million (pre-tax) of realized and unrealized losses unrelated to our core business operations associated with market volatility and price declines with respect to investments that we hold in mortgage and other asset-backed securities;

•

Our significant marketing efforts over the Internet and television during the first three quarters of 2007, and the resulting record growth in gross new accounts and receivables underlying our lower-tier credit card offerings during these quarters, coupled with immediate curtailment of such rapid growth late in the third quarter of 2007 based on actions we took given the widely publicized summer 2007 dislocation in global liquidity markets;

•

Our third quarter of 2007 recording of $5.6 million (pre-tax) of impairment and termination charges related to the lease commitment on our previous corporate headquarters and operating facilities, which was vacated upon our relocation to our new corporate headquarters in August 2007;

•

Our $18.0 million in aggregate third and fourth quarter 2007 pre-tax impairment losses on the Patelco auto finance receivables portfolio, which reflects our unfavorable reassessment of the timing and amount of future expected cash flows on that portfolio:

•

Our fourth quarter 2007 decision to discontinue several businesses within our “Other” segment based on our desire to preserve capital and reallocate it to areas with more proven returns—such discontinued operations including our stored value card operations, our U.S.-based Internet installment loan operations, our merchant credit subsidiary operations and operations under which we have purchased and serviced loans secured by motorcycles, all-terrain vehicles, personal watercraft and the like;

•

Our adoption in December 2007 of a formal plan to sell 105 Retail Micro-Loans segment storefronts in six states, our classification of these operations as discontinued operations and assets held for sale and our recording of $8.8 million (pre-tax) of impairment charges associated with this plan;

•

Our fourth quarter 2007 recording of $53.6 million (pre-tax) of goodwill impairment charges within our Retail Micro-Loans segment, of which $5.2 million (pre-tax) is included within our $8.8 million (pre-tax) above-disclosed loss associated with our discontinued Retail Micro-Loans storefronts; and

•	Our December 2007 securitization of $1.3 billion in lower-tier credit card receivables, which generated a pre-tax gain of $211.1 million.

The most significant of these developments is the disruption that we saw in global liquidity markets in August 2007 and that is ongoing today. We believe we have reacted prudently to this development, and while we were able to complete two major financing facilities subsequent to this development, we have significantly reduced our marketing efforts relative to second and third quarter 2007 levels. We averaged approximately 750,000 of gross account additions during each of the second and third quarters, while currently we are marketing and adding gross account additions at a fraction of that level. We continue to believe that the current environment supports more aggressive account additions, and we are hopeful that we will be able to obtain additional growth capital under acceptable pricing and terms in the near future.

Our credit card and other operations are heavily regulated, and over time we will change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. For example, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become over 90 days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios. We also have made certain changes to our collections programs and practices throughout 2007, and these changes have had the effect of increasing our delinquencies and expected future charge off levels and ratios. Moreover, we made further changes in the fourth quarter of 2007 that adversely affected fee income and will continue to negatively affect our future other income ratios and/or delinquency and charge off levels and ratios. We foresee making further changes to our account management practices in the future and are unable to predict the effects of these changes at this time.

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices and reimbursement of significant fees to affected customers. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and although it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations, business position and consolidated financial statements, an adverse outcome could have a materially adverse effect upon us. Settlement discussions with the FDIC and FTC are ongoing.

Subject to the availability of liquidity to us at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue for acquisition additional credit card receivables portfolios, and potentially other financial assets that are complementary to our historic financially underserved credit card business. Our focus is on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon, even if these decisions may result in volatile earnings under GAAP—such as in the case of incurring significant marketing expenses in one particular quarter to facilitate expected future long-term growth and profitability or in the case of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”). To the extent we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, for example, we will have securitization gains or losses, which may be material; this happened during the fourth quarter of 2007 with our securitization of our lower tier credit card receivables—a transaction that generated $211.1 million of pre-tax income in that quarter. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our consolidated financial statements and the notes thereto included herein.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Earnings:
Total interest income	$462,789	$297,985	$125,599	$164,804	$172,386
Interest expense	(81,516)	(52,472)	(33,868)	(29,044)	(18,604)
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	100,191	86,422	70,473	13,769	15,949
Fees on non-securitized credit card receivables	673,916	436,697	177,521	237,219	259,176
Fingerhut receivables while on balance sheet	263	339	84,745	(76)	(84,406)
Income on investments in previously charged-off receivables	64,633	46,719	48,912	17,914	(2,193)
Gain on bulk sale of previously charged-off receivables	—	—	69,559	—	(69,559)
(Losses) gains on investments in securities	(70,042)	6,674	4,603	(76,716)	2,071
Other	27,634	4,642	3,160	22,992	1,482
Other operating income:
Securitization gains	106,489	6,193	40,142	100,296	(33,949)
Income from retained interest in credit card receivables securitized	176,040	173,670	73,143	2,370	100,527
Fees on securitized receivables	18,957	20,369	14,494	(1,412)	5,875
Servicing income	96,944	89,100	138,516	7,844	(49,416)
Ancillary and interchange revenue	67,840	43,293	28,954	24,547	14,339
Equity in income of equity-method investees	34,360	106,883	45,627	(72,523)	61,256

Total Revenue	$1,678,498	$1,266,514	$891,580	$411,984	$374,934
Provision for loan losses	967,230	506,118	130,338	461,112	375,780
Operating expenses:
Salaries and benefits	74,371	49,564	31,645	24,807	17,919
Card and loan servicing	309,020	234,963	216,120	74,057	18,843
Marketing and solicitation	142,458	109,748	93,788	32,710	15,960
Depreciation	42,906	25,964	16,678	16,942	9,286
Goodwill impairment	48,449	10,546	—	37,903	10,546
Other	134,727	109,516	85,073	25,211	24,443
Minority interest	1,600	12,898	13,349	(11,298)	(451)

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our lower-tier credit card receivables until our securitization of them in December 2007 and our Auto Finance segment. The increase is primarily due to growth in our lower-tier credit card receivables. In addition, our newly acquired ACC and JRAS subsidiaries contributed $36.6 million of total interest income 2007.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels for 2007 increased $3.6 million relative to 2006 as interest paid on our investments in debt securities (including bonds issued by other third-party asset-backed securitizations) increased with our additional investments in these securities.

We expect our total interest income to drop dramatically during 2008 based on our December 2007 securitization of our lower-tier credit card receivables. We reported $359.0 million of total interest income on these receivables in 2007, while income associated with our retained interest in the securitization trust underlying these receivables will be reported exclusively within fees and related income on securitized earning assets on our future consolidated statements of operations. Moreover, unless we obtain additional capital to allow for growth in excess of receivables liquidations in our Auto Finance segment during 2008, we also expect to see a decline from the $76.5 million in total interest income reported for that segment in Note 4, “Segment Reporting,” to our consolidated financial statements. We do, however, anticipate growth in 2008 from the $6.3 million of total interest income reported for our Investments in Previously Charged-Off Receivables segment in that same note to our consolidated financial statements; this interest income is largely attributable to credit card receivables underlying that segment’s balance transfer offerings.

Interest expense. The increase is principally due to interest expense on (1) new and expanded debt facilities associated with our lower-tier credit card receivables prior to our securitization of these receivables in December 2007, and (2) debt of our newly acquired ACC and JRAS operations, which contributed an additional $10.6 million in interest expense during 2007. With the December 2007 securitization of our lower-tier credit card receivables, our interest expense associated with these receivables will drop from $32.3 million in 2007 to nothing in 2008. Income associated with our retained interest in the securitization trust underlying these receivables (net of cost of funds) will be reported exclusively within fees and related income on securitized earning assets on our future consolidated statements of operations. Unless we secure the capital necessary to grow our asset base underlying debt facilities in 2008, we expect a further drop in 2008 interest expense levels (beyond the expected $32.3 million reduction by reason of our December 2007 securitization of the lower-tier credit card receivables). The interest indices (typically LIBOR for our borrowings) underlying most of our variable rate debt facilities have fallen thus far in 2008 more significantly than the spreads on our debt facilities have widened.

Fees and related income on non-securitized earning assets. The increase in fees and related income on non-securitized earning assets was largely attributable to:

•	growth in fees on our lower-tier credit card receivables, principally due to increased originations;

•

growth within our Retail Micro-Loans segment, primarily due to our expansion into Michigan, Texas, Nevada and the U.K. and our conversion of operations in Arkansas and Florida from bank-model servicing operations to direct-lending operations in the second half of 2006;

•

an increase in income within our Investments in Previously Charged-Off Receivables segment, which relates to growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and to heightened levels of previously charged-off receivables sales under our forward flow contract with Encore and correspondingly greater accretion of deferred revenue;

•	$9.7 million of fee income in the other category from our MEM operations, which we acquired in the second quarter of 2007; and

•	$10.8 million of gross profits in the other category on automotive vehicle sales within our JRAS operations, which we acquired during the first quarter of 2007;

partially offset, however, by:

•	significant net realized and unrealized losses on our portfolio of investments in debt and equity securities.

Losses associated with our investment portfolio parallel losses experienced throughout 2007 by many other investors in mortgage-backed bonds issued by asset-based securitization structures. We originally allocated $52.1 million of capital to these investments between the fourth quarter of 2004 and late 2006, and the losses we have experienced within these investments reflect a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Because our investment portfolio is held in a separate subsidiary (and not in a third-party fund), and because the debt we incurred to leverage our original investment is recourse only to the underlying securities, our remaining exposure (i.e., exposure to pre-tax loss) associated with our investments in third-party asset-backed securities is limited to $5.5 million as of December 31, 2007. While we believe the dislocation we are seeing is producing trading values for many securities that are irrationally low relative to the estimated discounted cash flow value of the securities, our subsidiary may continue to experience trading weakness in its investments in the future that may result in further losses in 2008 and beyond, limited, however, to our remaining $5.5 million net investment.

Our fees on non-securitized credit card receivables are expected to fall dramatically in 2008 due to our December 2007 securitization of our lower-tier credit card receivables within our Credit Cards segment as referenced above. After giving effect to this securitization, there remain only an insignificant balance of non-securitized credit card receivables on our balance sheet—principally those associated with our Investments in Previously Charged-Off Receivables segment’s balance transfer offerings ($21.0 million of such receivables at December 31, 2007 as noted within Note 4, “Segment Reporting,” to our consolidated financial statements). Fees associated with our securitized lower-tier credit card receivables will be reported exclusively within fees and related income on securitized earning assets on our future consolidated statements of operations.

Additionally, based on our fourth quarter 2007 plan to discontinue the operations of 105 Retail Micro-Loans storefronts, we expect diminished 2008 retail micro-loans fees relative to 2007—albeit with reduced expenses and higher net income.

Assuming a favorable pricing environment for charged-off receivables portfolios during 2008, we anticipate further growth in our income on investments in previously charged-off receivables as it expands its balance transfer and Chapter 13 bankruptcy operations in 2008 and potentially acquires more charged-off receivables portfolios from outside third parties than it has in the recent past. With respect to the other category in the above table, we expect to see continued growth in gross profits from our JRAS operations and fees from our U.K.-based Internet micro-loan operations within MEM as both of these entities continue to grow at modest levels throughout 2008.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables. The increase in total fees and related income on securitized earning assets reflects:

•	a securitization gain of $100.4 million related to our U.K. Portfolio, which we acquired and securitized during the second quarter of 2007;

•

$211.1 million of income from our retained interest in our securitized lower-tier credit card receivables based on our securitization of these receivables in December 2007—such income being attributable to our December 31, 2007 write-up of these retained interests to their fair market value;

partially offset, however, by:

•

$77.8 million of losses on our retained interest in the securitization trust underlying our U.K. Portfolio, which we acquired and securitized during the second quarter of 2007—such losses being principally attributable to our mark-to-market of these retained interests at various reporting period ends throughout 2007;

•

a first quarter 2007 reduction in the income from retained interests in credit card receivables securitized attributable to the fourth quarter 2006 implementation of our billing practice change to no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent;

•	a reduction in income from retained interests in credit card receivables securitized associated with the desecuritization of the Fingerhut Trust III receivables in the fourth quarter of 2006; and

•

contraction in income from retained interests in and fees associated with our purchased portfolios of securitized credit card receivables due in part to continued reductions in managed receivables levels within their respective securitization trusts in 2007.

In our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income increased due to the April 2007 acquisition and securitization of our U.K. Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our purchased credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. Because of our December 2007 securitization of our lower-tier credit card receivables, we will begin to earn servicing income on these receivables in 2008. This should cause us to experience an increase in 2008 servicing income relative to 2007 servicing income, notwithstanding that we anticipate earning less servicing income in 2008 on our liquidating purchased portfolios.

Also offsetting the 2007 U.K. Portfolio servicing income increases was the elimination of servicing income within our Retail Micro-Loans segment during 2007. In February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. As such, we did not earn any servicing income within our Retail Micro-Loans segment during 2007, while we earned $4.2 million of servicing income in this segment during 2006. We subsequently converted the Retail Micro-Loans segment’s operations in two of the four states affected by this FDIC action to a direct lending model; as such, this lost servicing income has been partially replaced by lending fees, which are reported within fees and related income on non-securitized earning assets.

Ancillary and interchange revenues. Ancillary and interchange revenues increased correlating with both growth in our managed receivables levels based on our origination of new credit card accounts and a commensurate mix change in our cardholder account base for which a greater percentage of our cardholder account base now is comprised of newer credit card accounts for which we typically experience higher ancillary revenues and higher purchasing volumes and associated interchange fees than for more mature cardholder accounts. With slower growth in new credit card account additions expected in 2008, we expect some reductions in our ancillary and interchange revenues relative to 2007 levels.

Equity in income of equity-method investees. Notwithstanding our July 2006 purchase of an additional 11.25% interest in CSG and a correspondingly higher income allocation from CSG, equity in income of equity-method investees decreased primarily due to (1) diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees and (2) the fact that one of our equity-method investees experienced a sizable gain upon the securitization of its portfolio of credit card receivables in the third quarter of 2006.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The 2007 increase in our provision for loan losses corresponds with our significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our lower-tier credit card offerings. It also reflects the building of allowances for uncollectible loans and fees receivables associated with growth in our Retail Micro-Loans and Auto Finance segment receivables, as well as heightened levels of charge offs within both of these segments.

Because we securitized our lower-tier credit card receivables in December 2007, we expect our provision for loan losses to decrease significantly commencing with the first quarter of 2008; as noted in Note 4, “Segment Reporting,” to our consolidated financial statements, our provision for loan losses associated with our lower-tier credit card receivables was $888.8 million in 2007 and comprised approximately 92% of our entire $967.2 million provision for loan losses in 2007. Also contributing to a further expected reduction in our provision for loan losses in 2008 are slower anticipated growth within our Retail Micro-Loans and Auto Finance segments, our fourth quarter 2007 discontinuance of the operations of 105 Retail Micro-Loans storefronts and our discontinuance of lending operations within our Other segment in the fourth quarter of 2007.

Future credit losses on our lower-tier credit card receivables will be reflected exclusively within fees and related income on securitized earning assets on our future consolidated statements of operations.

Total other operating expense. Total other operating expense increased by $211.6 million between 2006 and 2007, due principally to:

•

an increase in salaries and benefits primarily due to (1) growth in originated receivables within both our upper-tier and “lower-tier” originated portfolio master trusts, (2) personnel additions in connection with our acquisitions of JRAS in January 2007, ACC in February 2007, MEM in April 2007 and the U.K. Portfolio in April 2007, (3) additional information technology and other management personnel that we hired in 2006 and through the third quarter of 2007 associated with new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments and (4) a $2.5 million increase in salaries and benefits expense associated with the amortization of restricted stock and stock option grants based in large part on grants to our President in May 2006;

•

an increase in card and loan servicing expense due to (1) servicing costs for our newly acquired JRAS, ACC and MEM operations, (2) servicing costs related to growth in originated receivables associated with our upper-tier and lower-tier originated portfolio master trusts, (3) higher servicing costs associated with our expanded number of issuing bank relationships and product lines and (4) servicing costs associated with the acquisition of our U.K. Portfolio, all such increases being offset partially by diminished servicing costs associated with our credit card portfolios acquired in prior years given their continuing liquidations during 2006 and 2007;

•

an increase in marketing and solicitation costs (including significantly higher advertising costs through television and the Internet during the first half of 2007, which represented significantly expanded marketing channels for us in the second and third quarters of 2007) aimed at growing credit card account originations and micro-loan receivables originated over the Internet;

•

increased intangibles, other asset and goodwill impairment charges, which are reflected within card and loan servicing expense, depreciation expense and goodwill impairment, associated with the various operations and initiatives that we ceased in the fourth quarter of 2007; and

•

an increase in other expenses, including depreciation and occupancy and related expenses, due primarily to (1) increased costs associated with infrastructure build-out to handle heightened 2007 growth in originated receivables (along with associated customer service enhancements), (2) heightened legal, regulatory and compliance efforts and costs associated with the FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and product offerings, (3) new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other

segments, (4) added expense related to our newly acquired JRAS, ACC and MEM operations, (5) the addition of our U.K. Portfolio and its associated infrastructure costs, (6) accelerated depreciation in primarily the first and second quarters of 2007 associated with shortened useful lives of our leasehold improvements within our former Atlanta, Georgia headquarters office facilities given our mid-2007 move from those facilities, (7) additional rent expense related to our new Atlanta, Georgia headquarters office lease, and (8) additional operating costs associated with the move of our Atlanta, Georgia corporate headquarters, including the physical costs of moving, heightened levels of technology spending associated with the move, $0.8 million of lease termination costs that we incurred in the second quarter of 2007 associated with the termination of one of our Atlanta-area office leases to facilitate movement of personnel to our new headquarters office, $4.8 million of loss recognition in the third quarter of 2007 given our realization of sublease rates below the costs of our leases underlying our former Atlanta, Georgia headquarters office space, and additional depreciation for leasehold improvements and furniture and fixtures related to the new Atlanta, Georgia headquarters office space.

While we incur certain base levels of fixed costs associated with the infrastructure we have built to support our growth and diversification into new products and services, the majority of our operating costs are highly variable based on the levels of accounts that we market and receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. Based on the recent disruption we have seen in global liquidity markets, we have reduced our marketing efforts and expect significantly reduced marketing costs and significantly slower growth in other expense categories (and potentially even some reductions in expenses within these other categories). We also have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets in addition to shutting down various operations that were start-up in nature and were not individually meeting our current capital allocation requirements—those being that we are seeking to allocate capital only to those product offerings with a history of proven returns meeting or exceeding our desired returns.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 19, “Stock-Based Compensation”) as minority interests in our consolidated statements of operations. The decline in minority interests expense is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above.

Income taxes. Our effective tax benefit rate was 31.0% for 2007, compared to an effective tax expense rate of 36% for 2006. The decrease of 5.0% in our effective tax rate between 2007 and 2006 is principally due the fact that the absolute value of our 2007 pre-tax loss is substantially less than our 2006 pre-tax earnings. As such, the effects of lower benefit rates for foreign losses, unfavorable state income tax effects in certain jurisdictions and unfavorable permanent differences, including the effects of accruals pursuant to FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” on our effective tax rate calculation where more pronounced in 2007 than in 2006.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Total interest income. The increase was primarily due to growth in our lower-tier credit card receivables, as well as the fact that we did not complete our CAR acquisition within the Auto Finance segment until after the close of the first quarter of 2005. That business line contributed $49.7 million to total interest income in 2006 compared to $36.7 million in 2005. Also included within total interest income (under the other category) is the interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees, and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Nevertheless, our other interest income levels increased year over year as interest paid on our investments in debt securities increased with our additional 2006 investments in those securities.

Interest expense. The increase was principally due to interest expense associated with our issuance of an aggregate $550.0 million in Convertible Senior Notes in May and November of 2005, interest expense related to a March 2006 structured financing associated with our lower-tier credit card offerings and a full year of interest costs during 2006 associated with our April 2005 CAR acquisition and its working capital-related debt. This increase would have been greater had we not incurred $11.0 million of interest expense in the second quarter of 2005 associated with a final settlement of an obligation to a lender that financed our original equity investment in CSG, an equity-method investee.

Fees and related income on non-securitized earning assets. The increase was largely attributable to:

•	growth in fees on our lower-tier credit card offerings;

•

growth in our Retail Micro-Loans segment, primarily due to our expansion into Michigan, Texas and Nevada and our conversion of operations in Arkansas and Florida from bank-model servicing operations (for which revenues were reflected as servicing income in 2005 and up until the time of conversion early in 2006) to direct lending operations in 2006;

•	accretion in 2006 of $12.5 million in deferred revenue associated with our forward flow contract with Encore; and

•	an increase in gains on our investments in debt and equity securities.

These increases were partially offset by:

•	a second quarter 2005 gain from the bulk sale of previously charged-off receivables to Encore;

•

a reduction in income between 2005 and 2006 associated with our Fingerhut receivables while they were held on-balance-sheet given the securitization of these receivables from the third quarter of 2005 through the date of their de-securitization late in the fourth quarter of 2006; and

•	a decline in income within our Investments In Previously Charged-Off Receivables segment, due to the bulk sale of its receivables to Encore which occurred during the second quarter of 2005.

Because of the September 2005 securitization of the Fingerhut receivables, income associated with the Fingerhut receivables through the date of their de-securitization late in the fourth quarter of 2006 was primarily represented within fees and related income on securitized earning assets (as income from retained interests in credit card receivables) and as part of servicing income on our consolidated statements of operations. Because the portfolio of Fingerhut receivables liquidated at a rapid rate throughout 2005 and 2006, the income generated from this portfolio was much lower in 2006 than it was in prior years. Because the debt facilities underlying the Fingerhut securitization had been amortizing at a more rapid rate than the rate of liquidation of the Fingerhut receivables, we de-securitized the Fingerhut receivables late in the fourth quarter of 2006. The 2006 income subsequent to this de-securitization was not meaningful when compared to the income earned in 2005.

Fees and related income on securitized earning assets. The increase in fees and related income on securitized earning assets resulted from the following trends:

•

increased income from retained interests in credit card receivables securitized, principally due to (1) receivables growth within our upper-tier originated portfolio master trust offset by some declines in the acquired credit card portfolios, (2) the benefits of reduced charge offs associated with personal bankruptcies that were accelerated into the fourth quarter of 2005 prior to the effective date of newly enacted bankruptcy legislation and continued throughout 2006 to be somewhat below the levels experienced prior to this legislation, (3) the favorable effects on our 2006 excess spreads within our upper-tier originated portfolio master trust of new account originations for which the underlying receivables were in less mature vintages that had not yet aged through peak charge off months, and (4) increases in late fee billings within our upper-tier originated portfolio master trust during the latter half of 2006 associated with somewhat higher delinquency levels than we experienced in 2005; and

•

increases in fees on securitized receivables, including returned check and cash advance fees, in 2006 relative to 2005 levels due to growth within our upper-tier originated portfolio master trust offset by declines in our acquired credit card portfolios;

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

Servicing income. Servicing income decreased due to receivables liquidations within our securitized purchased portfolios. Moreover, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries. We were conducting these retail micro-loan activities in four states and earned $4.2 million in servicing income from them during 2006, compared to $18.6 million in 2005.

Ancillary and interchange revenues. Ancillary and interchange revenues increased primarily due to growth in both categories as a result of our origination of new credit card accounts, including those receivables that have been sold to our upper-tier originated portfolio master trust and those associated with our lower-tier credit card offerings.

Equity in income of equity-method investees. Equity in income of equity-method investees increased due to (1) improvements in the performance of receivables associated with our investment in our Transistor (33.3%) equity-method investee and our 47.5%-owned equity-method investee, (2) refinements in the assumptions used by our 47.5% owned equity-method investee within its Statement No. 140 model, (3) the late 2005 resumption of income within our then 50%-owned equity-method investee, CSG, which resulted from resumed cash flows from its underlying securitization trust after an extended several month blackout period, (4) our July 2006 purchase of an additional 11.25% interest in CSG, which increased our ownership interest to 61.25% and increased our income allocation (net of premium amortization) from this equity-method investee, and (5) a $36.2 million gain (of which our allocated share was $12.1 million) recognized by Transistor upon its September 2006 sale of its receivables pursuant to a Statement No. 140 transfer in exchange for a subordinated interest in a trust.

Provision for loan losses. The increase corresponded with significant year-over-year growth in on-balance-sheet loans and fees receivable principally related to our lower-tier credit card offerings and our second quarter 2005 CAR acquisition. The percentage of our allowance for uncollectible loans and fees receivable to gross period-end loans and fees receivable at December 31, 2006 (22.6%) was higher than it was at September 30, 2006 (19.7%) and at December 31, 2005 (18.9%). Additionally, our provision for loan losses as a percentage of average gross loans and fees receivable in the fourth quarter of 2006 (18.8%) was higher than it was in the third quarter of 2006 (17.0%) and in the fourth quarter of 2005 (11.2%). The generally increasing trends between the third and fourth quarters as well as between 2005 and 2006 are explained principally by the following:

•

With the significant growth that we experienced for our lower-tier credit card receivables, we experienced a change in mix of the receivables comprising our gross loans and fees receivable throughout 2005 and 2006, such that an increasing percentage of the overall balance was comprised of our lower-tier credit card receivables. The loss rates for these receivables are higher than for the remaining receivables within our gross loans and fees receivable balance, which consist primarily of receivables within our Auto Finance segment and our Retail Micro-Loans segment.; and

•

Through our Other segment, we invested in loans and fees receivable secured by sports vehicles, including motorcycles, all-terrain vehicles, personal watercrafts and the like. Because this was a new asset class for us for which we did not have any direct historical loan loss experiences and because the risk profile of this particular asset class is different from those of our other previous underwriting endeavors, we provided loan loss allowances associated with this asset class that were more significant on a relative basis than the allowances that we historically provided on some of our other receivables.

The following factors offset the trends noted within the above percentages:

•

Through our CAR operations purchased in April 2005, we acquired loans and fees receivable from auto dealers with recourse back to the dealers to the extent of negotiated reserves that we carry as a liability ($24.3 million at December 31, 2006) within accounts payable and accrued expenses on our consolidated balance sheets. Because of the level of recourse that we have back to the dealers, our credit loss rates for CAR are lower than average loss rates experienced for our credit card and micro-loan activities; and

•

We added a new category of receivables during the third quarter of 2005 within our retail micro-loan operations for which we had low loss expectations given underlying credit enhancements in the form of corporate guarantees and bank-issued standby letters of credit; we did not provide an allowance for those loans receivable (which had grown significantly to $39.0 million at December 31, 2006) because we did not expect to incur charge offs of those receivables in excess of the underlying credit enhancements.

Total other operating expense. Total other operating expense increased by $97.0 million between 2005 and 2006 due principally to:

•

an increase in salaries and benefits primarily due to (1) growth in receivables within our upper-tier originated portfolio master trust and associated with our lower-tier credit card offerings, (2) personnel additions in connection with the acquisition of CAR in April 2005, (3) additional information technology and other management personnel that hired associated with several products and systems launched within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, and (4) $0.6 million increased charges to salaries and benefits expense in 2006 associated with stock-option expensing in connection with our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, at the beginning of the fiscal year, amplified by another $2.5 million of charges to salaries related to both our granting of a significant number of shares of restricted stock and stock options to our President in May 2006 and higher 2006 cash payment bonus accruals (relative to 2005 accruals) based on management’s attainment of 2006 performance goals.

•

an increase in card and loan servicing expense due to (1) servicing costs related to growth in our lower-tier credit card receivables and net growth in our upper-tier originated portfolio master trust receivables, (2) $1.8 million of costs associated with our settlement with the New York Attorney General recorded in card and servicing expense during 2006, (3) higher servicing costs associated with our expanding number of issuing bank relationships and new product lines, and (4) $6.9 million of additional servicing costs during 2006 related to CAR, which we acquired in April 2005, all such increases being offset partially by (1) a $8.7 million decrease in servicing costs associated with our Investments in Previously

Charged-Off Receivables segment as it now sells previously charged-off receivables under a 5-year forward flow contract covering up to $3.25 billion of its acquisitions of previously charged-off receivables, thereby defraying the servicing costs normally associated with collection efforts on those receivables and (2) diminished servicing costs associated with our acquired credit card portfolios given their continuing liquidations during 2006;

•

an increase in marketing and solicitation costs principally associated with increased marketing efforts aimed at growing account originations (1) within our upper-tier originated portfolio master trust, (2) with respect to our lower-tier credit card offerings, and (3) within our Retail Micro-Loans segment;

•

$17.1 million of impairment charges during 2006 (including $10.5 million for goodwill impairment recorded during the first quarter 2006) within our Retail Micro-Loans segment associated primarily with the February 2006 FDIC decision effectively asking FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through processing and servicing agents such as our Retail Micro-Loans segment subsidiaries; and

•

an increase in other expenses, including depreciation and occupancy and related expenses, due primarily to increased costs associated with infrastructure build-out to handle (1) growth within our upper-tier originated portfolio and our lower-tier credit card offerings (along with associated customer service enhancements), (2) the April 2005 addition of CAR, (3) our implementation of an advanced data analytics platform that allows us to access, query and analyze our large data sets with increased efficiency, speed and power, thereby decreasing our unit costs for data management while contributing to our competitive advantage in data analysis, (4) heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and product offerings, (5) several new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, and (6) our fourth quarter charitable contribution of $15.0 million compared to the $12.0 million contribution during 2005’s fourth quarter.

Minority interests. The decline in minority interests expense is consistent with the liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries, and the resulting relative contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above.

Income taxes. Our effective tax rate was 36.0% for 2006, compared to 36.5% for 2005. The decrease of 0.5% in our effective tax rate between 2006 and 2005 was principally due to the favorable state income tax effects of several of our expansion and diversification initiatives between 2005 and 2006.

Credit Cards Segment

Included at the end of this “Credit Cards Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms that we use throughout our discussion of the Credit Cards segment.

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card portfolios as well as the performance associated with various investments in asset backed debt and equity securities. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, monthly maintenance fees, returned-check, cash advance and other fees. We also sell ancillary products such as memberships, insurance products, subscription services and debt waiver. Additionally, we earn interchange fees, which represent a portion of the merchant fee assessed by Visa® and MasterCard® based on cardholder purchase volumes underlying credit card receivables.

The way we record these receivables in our consolidated balance sheets and in our consolidated statements of operations depends on the form of our ownership. While the underlying activities are similar between each of our portfolios, there are differences, and how we reflect these activities in our financial statements differs dramatically depending on our ownership form. These forms include:

•	originated or purchased;

•	securitized or non-securitized; and

•	consolidated or non-consolidated.

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts, whereas our purchased portfolios include the credit card receivables of customer accounts that were originated by others prior to our acquisitions of the portfolios at varying but significant purchase discounts. We spend a substantial amount of marketing resources to originate new cardholder accounts, and we expense the majority of these costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Accounts we originate generally do not charge off until after the account is open for at least six months. During periods of rapid growth in originated cardholder accounts, we likely will reflect high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we purchase credit card portfolios from others we historically have purchased them at substantial discounts. We generally earn fees from the cardholders immediately after the purchase and do not have to bear the high marketing costs associated with originated accounts. The receivables we purchase are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see the definitional discussion below), we apply a portion of our purchase discount to offset the face amount of charge offs of all receivables in existence on the date of our acquisitions, and, therefore, we generally do not incur any negative and non-economic effects associated with these charge offs.

With our December 2007 securitization of our lower-tier credit card receivables, we now have securitized substantially all of our credit card receivables through off-balance-sheet securitizations. In these securitizations, we sell the receivables to a trust, and generally recognize a gain on this sale that we refer to as a securitization gain. Because we have sold these receivables in accordance with Statement No. 140, we remove them from our consolidated balance sheets. We record the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations. The sub-categories on income on these securitized receivables include: (1) the securitization gains noted above; (2) income from retained interests in credit card receivables securitized, which generally includes finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which includes returned-check, cash advance and other fees. We record fee charge offs as an offset to the related revenues, while we account for net principal charge offs as an offset in determining income from retained interests in credit card receivables securitized.

During any periods in which we hold credit card receivables on our balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements or operations, and we include the over-limit fees, annual fees, monthly maintenance fees, returned-check, cash advance and other fees in the fees and other income on non-securitized earning assets category on our consolidated statements of operations. We reflect the charge offs of non-securitized receivables within our provision for loan losses, and we account for the charge offs of securitized receivables as an offset in determining income from retained interests in credit card receivables securitized (within fees and related income on securitized earning assets on our consolidated statements of operations).

We routinely originate or purchase our credit card portfolios through subsidiary entities. Generally, if we control through direct ownership or exert a controlling interest in the entity, we consolidate it and reflect its operations as noted above. If we exert significant influence but do not control the entity, we record our share of its net operating results in the equity in income of equity-method investees category on our consolidated statements of operations.

We also earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. For both the securitized and non-securitized credit card receivables of our consolidated entities, we record the ancillary and interchange revenues in a separate line in our consolidated statements of operations.

Background

We make various references within our discussion of the Credit Card segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to a securitization trust and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held. Therefore, managed receivables data include both our securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the minority interest holders’ shares of the receivables, and they also include only our share of the receivables that we manage for our non-consolidated subsidiaries.

Financial, operating and statistical data based on these aggregate managed receivables are vital to any evaluation of our performance in managing our credit card portfolios, including our underwriting, servicing and collecting activities and our valuing of purchased receivables. In allocating our resources and managing our business, management relies heavily upon financial data and results prepared on this “managed basis.” Analysts, investors and others also consider it important that we provide selected financial, operating and statistical data on a managed basis because this allows a comparison of us to others within the specialty finance industry. Moreover, our management, analysts, investors and others believe it is critical that they understand the credit performance of the entire portfolio of our managed receivables because it reveals information concerning the quality of loan originations and the related credit risks inherent within the securitized portfolios and our retained interests in their underlying securitization trusts.

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that, with our securitization of our lower-tier credit card receivables in December 2007, we have sold substantially all of our credit card receivables in securitization transactions as of December 31, 2007; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to an allowance for uncollectible loans and fees receivable; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our minority interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

We typically have purchased credit card receivables portfolios at substantial discounts. A portion of these discounts is applied against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of anticipated cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

The following table summarizes (in millions), for acquisitions occurring in 2005 through 2007, the discount components associated with our economic interests in the acquired portfolios.

	Purchases occurring in
	2007	2006	2005
Total face value acquired	$970.0	$—	$228.1
Total discount	203.6	—	46.7
Portion needed for credit quality	203.6	—	34.6
Portion reflecting accretable yield	—	—	12.1

Zero balances for 2006 reflect the fact that we did not acquire any credit card receivables portfolios during 2006. The 2007 balances are those associated with our April 2007 U.K. Portfolio purchase.

Asset Quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of our credit card accounts, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge off data in determining our allowance for uncollectible loans and fees receivable with respect to our non-securitized earning assets, net on our consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our consolidated balance sheets.

Late in the third quarter and continuing into the fourth quarter of 2006, we discontinued our practice of billing finance charges and fees on credit card accounts that become over 90 days delinquent (our “2006 late-stage billing change”). Prior to this change, our policy was to bill finance charges and fees on all credit card accounts, except in limited circumstances, until we charged off the account and all related receivables, finance charges and other fees. In such prior periods, however, we excluded from our GAAP income and managed receivables data, the finance charge and fee income on all significantly delinquent non-securitized credit card receivables (i.e., lower-tier credit card receivables) for which we believed that collectibility was significantly in doubt on the date of billing. As such, our 2006 change in billing practices did not affect managed receivables charge off data associated with our then-non-securitized lower-tier credit card receivables, but it did negatively impact managed receivables data associated with our then-securitized off-balance-sheet managed receivables (which included receivables underlying our upper-tier originated portfolio master trust and our acquired portfolios).

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” above.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge off data and other managed loan statistics (in thousands; percentages of total):

	At or for the three months ended
	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$3,717,050	$3,722,373	$3,501,468	$2,512,566	$2,599,667	$2,544,965	$2,472,352	$2,351,822
Period-end managed accounts	5,105	5,268	4,756	3,755	3,700	3,611	3,502	3,414
Percent 30 or more days past due	24.9%	21.0%	18.6%	18.0%	19.3%	19.3%	16.6%	14.5%
Percent 60 or more days past due	19.6%	15.5%	14.0%	13.9%	14.6%	14.6%	11.9%	10.9%
Percent 90 or more days past due	14.2%	11.0%	9.6%	10.3%	10.7%	10.6%	8.3%	7.9%

Average managed receivables	$3,731,286	$3,613,924	$3,419,306	$2,563,581	$2,558,100	$2,512,285	$2,420,507	$2,341,859
Combined gross charge off ratio	37.4%	29.8%	34.6%	34.6%	35.6%	31.3%	28.7%	22.1%
Net charge off ratio	15.8%	13.9%	16.9%	13.4%	11.9%	10.3%	9.5%	8.1%
Adjusted charge off ratio	13.9%	10.5%	9.6%	13.1%	10.7%	9.5%	8.5%	6.7%
Total yield ratio	56.1%	53.0%	49.3%	53.0%	61.4%	60.9%	58.2%	57.0%
Gross yield ratio	29.2%	29.2%	28.6%	28.8%	32.9%	35.3%	32.6%	32.9%
Net interest margin	18.0%	19.1%	19.0%	17.9%	22.6%	26.4%	23.7%	25.2%
Other income ratio	11.9%	13.1%	8.4%	10.8%	11.2%	10.5%	12.0%	15.1%
Operating ratio	11.9%	10.5%	10.6%	12.1%	13.9%	11.3%	10.1%	10.9%

Managed receivables. The general trend-line increase in our managed receivables is principally due to growth in our lower-tier credit card portfolios. We experienced growth in these receivables of 110.9% in 2006 and 78.8% in 2007. The reduction in the fourth quarter of 2007 was primarily due to reductions in originations midway through the third quarter in response to tightened liquidity markets; absent our obtaining additional growth capital in the near future, we expect to originate receivables in 2008 at a fraction of the average of 750,000 gross account additions we generated in the second and third quarters of 2007. Additionally, like other credit card issuers, we experienced lower than expected cardholder purchases in the fourth quarter of 2007, which also contributed to the decline in fourth quarter 2007 managed receivables.

Our U.K. Portfolio acquisition in the second quarter of 2007 added a significant number of accounts, thereby contributing to our significant overall growth in receivables in that quarter. Our individual purchased portfolios are always in a state of liquidation due to the absence of new cardholders to replace those who either pay off their balances or become delinquent and charge off. Generally, the growth in receivables within our originated portfolios (particularly growth in our lower-tier credit card receivables) has exceeded the decline in receivables within our purchased portfolios, resulting in the overall increases in our managed receivables throughout 2006 and for the first three quarters of 2007. This trend was reversed in the fourth quarter of 2007 as we began to significantly reduce marketing expenses and slow originations.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” above. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

We have experienced an increasing trend in our 30-plus, 60-plus and 90-plus day delinquencies over the past eight quarters, excluding slight seasonal declines in the first and second quarters of 2007. These increases predominantly are attributable to a mix change reflecting disproportionate receivables growth rates in our lower-tier credit card portfolios relative to those of our other credit card receivables. Our lower-tier credit card receivables typically experience substantially higher delinquency rates than those of our other originated and purchased portfolios.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. The growth in lower-tier credit card receivables that we generated in the past three years has fluctuated significantly, with higher than average growth in the third and fourth quarters of 2005 and the first quarter of 2006, followed by lower growth from the second quarter of 2006 to the first quarter of 2007, and then record growth in the second and third quarters of 2007. This “marketing volume-based volatility” results in increasing delinquencies in the months immediately subsequent to months of high growth, followed by high charge offs generally in the third quarter following activation. Despite these fluctuations, we believe that the heightened delinquency and charge off levels and greater volatility in our delinquency statistics associated with our lower-tier credit card offerings are reasonable based on the relative returns offered.

The mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

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

We experienced two very significant trends over the past two years, both of which caused our combined gross charge off ratio and our net charge off ratio to increase during these years. First, the rush of customers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws accelerated certain charge offs into 2005 that we otherwise would have experienced in 2006. This shift lowered charge offs in 2006, dramatically impacting the first quarter and having a diminishing impact in subsequent quarters. The second trend relates to the growth in our lower-tier credit card offerings, which have higher charge offs, relative to their average managed loan balances, than do our other portfolios. The growth in these receivables changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge off ratios to increase with the growth of the lower-tier credit card receivables. These two factors were the primary drivers of the general trend-line increases in our charge off ratios.

In addition to the generally increasing trend in charge offs, we also anticipate seasonal trends in which the first and fourth quarters incur higher levels of charge offs than do the second and third quarters. This tendency results from the cash flow patterns impacting our cardholders. Typically, we experience greater remittances by cardholders late in the first quarter of each year, improving their delinquency status and reducing charge offs in the second and third quarters.

Combined gross charge off ratio. The significant increase from the first to the second quarter of 2006 is greater than the quarterly increases through the remainder of 2006 and was largely attributable to the acceleration of charge offs into the fourth quarter of 2005 mentioned above. Each subsequent quarter realized a lower impact from this shift, and there was no measurable impact on our 2007 charge offs.

Seasonal fluctuations contributed to the increase in the combined charge off ratio in the fourth quarter of 2006, the first quarter of 2007, and the fourth quarter of 2007. In the second quarter of 2007, the combined charge off ratio was consistent with the first quarter, which is contrary to the seasonality trend we would anticipate. This variation resulted from the growth in the lower-tier credit card portfolios having a greater impact than the seasonality trends. In addition, we acquired our U.K. Portfolio in the second quarter. A significant number of receivables within the U.K. Portfolio were in a late stage of delinquency at the time of our acquisition and charged off in the months following the close of our acquisition. These higher charge offs increased our combined charge off ratio in the second quarter. Since that time, the U.K. Portfolio addition has put downward pressure on our overall combined gross charge off ratio as this portfolio has a lower average charge off rate than our other portfolios.

Our combined gross charge off ratio spiked in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater numbers of additions of our lower-tier credit card accounts in prior quarters that reached their peak charge off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified by the economic pressures felt by our cardholders stemming from the general economy.

Net charge off ratio. The net charge off ratio measures principal charge offs, net of recoveries. The seasonal trends discussed above apply to this ratio in a manner similar to their effects on the combined gross charge off ratio. The increasing trend due to the shift in our mix toward our a greater percentage of our receivables being comprised of lower-tier credit card receivables also impacts our net charge off ratio, but to a lesser degree than it affects our combined gross charge off ratio. Our lower-tier credit card portfolio has a significantly lower principal to total receivables ratio than do our other portfolios, so growth in this portfolio has less of an effect on our net charge off ratio than it does on our combined gross charge off ratio. For this reason, the increase in the net charge off ratio from the first to the second quarter of 2006 was less severe than the increase in our combined gross charge off ratio over the same period.

The net charge off ratio was in line with expectations for the remainder of 2006, but increased more than anticipated in the first quarter of 2007. This increase related primarily to the impact of accelerated charge-offs in the fourth quarter of 2005 depressing 2006 charge-offs and returning to more normal levels in the first quarter of 2007.

The net charge off ratio also increased in the second quarter of 2007 in excess of the typical trend line. This change is due to our U.K. Portfolio acquisition in that quarter. As noted above, this portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter, our net charge off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge off ratio than the receivables of our other portfolios.

Adjusted charge off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Prior to our second quarter 2007 U.K. Portfolio acquisition, our most recent credit card receivables portfolio acquisition was in the first quarter of 2005. Generally, we saw an expected decline in the gap between the net charge off ratio and the adjusted charge off ratio with each passing quarter subsequent to that first quarter 2005 acquisition and into the first quarter of 2007. Our U.K. Portfolio acquisition in the second quarter of 2007 caused this gap to widen in the second quarter of 2007, with consistent declines in the gap in the third and fourth quarters of 2007. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables has shifted toward those receivables of our lower-tier credit card offerings. These receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Based on this mix change, we generally would expect these ratios to increase with the growth of the lower-tier credit card receivables. We have seen a general trend-line increase in our total yield and gross yield ratios in 2006 and 2007, with several exceptions as described in the following paragraphs.

The most significant of these exceptions relates to our 2006 late-stage billing change described above. We implemented this change during the fourth quarter of 2006 and into the first quarter of 2007, and it reduced our ongoing total yield and gross yield ratios as we discontinued billing finance charges and fees on any accounts over 90 days delinquent. This change was the primary reason for the decrease in our total yield and gross yield ratios from 60.9% and 35.3%, respectively, in the third quarter of 2006 to 53.0% and 28.8%, respectively, in the first quarter of 2007.

Another factor impacting the first quarter of 2007 and subsequent quarters is the ongoing investigations by the FDIC and FTC. Throughout the course of the investigations, we have made changes in our account management practices in deference to our relationships with our issuing bank partners. For example, in the first quarter of 2007, we systematically issued certain late fee and over-limit fee billing credits to 85,000 customer accounts related to the potential for customer confusion over a change we made to their minimum payment requirements. These credits negatively impacted our total yield and gross yield ratios in the first quarter of 2007.

These ratios declined again in the second quarter due to the addition of our acquired U.K. Portfolio. This portfolio comprised about 20% of our managed receivables at year end, and its total yield and gross yield are below average as compared to our other portfolios. The addition of the U.K. Portfolio negatively impacted our total yield and gross yield ratios by 4.8% and 1.7%, respectively, in the second quarter and by approximately 8.0% and 3.0%, respectively, in the second half of 2007.

Our gross yield ratio was flat in the final two quarters of 2007 due to further changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. Specifically, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their 3% or 4% (depending upon the product offering) contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter, and because only two months of the effects of these changes are reflected in the fourth quarter, they are expected to have a greater impact on the first quarter of 2008 and subsequent quarters.

Net interest margin. We generally expect our net interest margin to increase as our lower-tier receivables become a greater percentage of our overall managed receivables. This trend is not evident over the past two years due to several factors, which vary among quarters.

The decline from the first to second quarter of 2006 primarily relates to our lower-tier receivables. First, we grew this portfolio rapidly late in 2005, and began to experience the initial charge offs of those new accounts in the second quarter of 2006, which reduced our net interest margin. Second, we enjoyed unusually low charge offs in the first quarter of 2006, as many cardholders had accelerated bankruptcy filings into the fourth quarter of 2005 ahead of the October 2005 effective date of the new bankruptcy laws. The beneficial effects of the high fourth quarter 2005 charge offs on subsequent quarters were greater in the first quarter of 2006, and diminished with each passing quarter. Finally, we increased our borrowings on this portfolio in the second quarter of 2006, thereby increasing our interest expense and lowering our net interest margin.

The significant declines in the fourth quarter of 2006 and the first quarter of 2007 relate primarily to our 2006 late-stage billing change. A large percentage of finance charge and late fee billings on late-stage delinquent accounts ultimately charge off. Because we net such finance charge and late fee charge offs against our net interest margin, we generally would expect that most finance charges and fees billed to late-stage delinquency accounts will charge off, and the net of the billing and the charge off of these finance charges and fees would cause a slight increase in the net interest margin in periods of growth. We believe this assumption is correct for the second quarter of 2007 and subsequent periods. In the fourth quarter of 2006 and the first quarter of 2007, however, the 2006 late-stage billing change significantly diminished our net interest margin because of the lag effect of the change. In those quarters, we stopped billing fees to the late-stage accounts, thereby reducing our revenues. The related reduction in charge offs did not occur until the following quarters, when the affected accounts, which were lower than they otherwise would have been, ultimately charged off. So, we had lower revenues without a corresponding decrease in charge offs in these two quarters, and the result was a decline in our net interest margin.

Also impacting the first quarter of 2007 were better than expected early delinquency bucket roll rates and lower than expected delinquencies. These factors significantly reduced our expected late fee assessments, thereby resulting in a lower net interest margin. Further, the changes we made to our account management practices relating to the FDIC and FTC investigations also depressed our net interest margin, most heavily in the first quarter of 2007 and to a lesser degree in subsequent quarters.

Our net interest margin increased in the second and third quarters of 2007. These increases primarily result from the diminishing lag effect of our 2006 late-stage billing change and the continued growth of our lower-tier credit card receivables. The addition of our acquired U.K. Portfolio in the second quarter of 2007 partially offset these improvements because the net interest margin for this portfolio is below the weighted average rate of our other portfolios. This U.K. Portfolio offset had only a slight impact on the second quarter of 2007, but had a much greater impact on the third and fourth quarters of 2007.

Our net interest margin declined in the fourth quarter of 2007 due primarily to higher charge offs, which resulted from seasonal increases that were amplified by the economic pressures felt by our cardholders stemming from the tightened liquidity markets. The aforementioned November 2007 changes to our billing practices also negatively impacted our net interest margin in the fourth quarter, and likely will have a greater impact in future quarters.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a greater percentage of our overall managed receivables, as these receivables generate higher membership, over-limit, monthly maintenance and other fees than do our other portfolios. Several factors prevented this trend from occurring in 2006 and 2007.

In the second and third quarters of 2006, marketing volume-based volatility in our lower-tier credit card portfolios caused our other income ratio to decline. We originated 70% more accounts in the second half of 2005 than we did in the first half of that year. Since these receivables reach their peak charge off levels in eight to nine months from activation, the new accounts from the second half of 2005 inflated our charge offs in the second and third quarters of 2006 and depressed our other income ratio as a result.

Also in the third quarter of 2006, we experimented with potential revisions to our over-limit fee billing practices, which had the effect of depressing our other income ratio relative to its level in prior quarters. While we did not implement these specific revisions on a permanent basis, we did adopt our 2006 late-stage billing change at the end of the third quarter of 2006. Similar to the changes to our net interest margin as discussed above, the 2006 late-stage billing change negatively impacted the fourth quarter of 2006 and the first quarter of 2007, and then the lag effect of the change passed and its impact on the remainder of 2007 was minimal.

Despite the downward pressure on our other income ratio in the fourth quarter of 2006, the ratio increased from the prior quarter. This increase relates to the then-improved performance of our portfolio of investments in debt and equity securities, principally consisting of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index. We historically have reflected gains and losses on these investment activities in our Credit Cards segment’s other income ratio. We generated income from these investments of $3.7 million in the third quarter of 2006 and $6.5 million in the fourth quarter of 2006. This income softened the decline in the other income ratio in the third quarter, and caused the ratio to increase in the fourth quarter despite a decline in the performance of our credit card portfolios resulting from the 2006 late-stage billing change. In the first quarter of 2007, this income declined to $2.8 million, and then we incurred losses of $28.5 million, $37.4 million and $6.9 million in the second, third and fourth quarters of 2007, respectively. Excluding these investment activities, our other income ratio would have increased from 10.2% in the fourth quarter of 2006 to 10.3%, 11.8% and 17.2% in the first, second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007.

The addition of our acquired U.K. Portfolio in the second quarter of 2007 negatively impacted our other income ratios for the last three quarters of 2007. The other income ratio for this portfolio is well below that of our lower-tier credit card offerings, and is slightly below that of our traditional upper-tier originated portfolio. Adding the performance of these receivables to the overall mix of our managed receivables resulted in a decrease of approximately 200 basis points in the other income ratio.

Excluding investment activities, our other income ratio increased quarter over quarter in 2007 before declining in the fourth quarter of 2007. This decrease is due primarily to higher charge offs in the quarter resulting from the marketing volume-based volatility in our lower-tier credit card portfolios and from seasonal increases in charge offs that were amplified by the economic pressures felt by our cardholders stemming from the tightened liquidity markets. Our aforementioned November 2007 finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in the fourth quarter, and likely will have a greater impact in future quarters.

Operating ratio. Our 2006 and 2007 operating ratios are higher than they have been in prior years, principally associated with the mix change in our receivables toward our lower-tier credit card portfolios, which are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006 and into 2007, we experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increase in our fourth quarter 2006 operating ratio is due to our $15.0 million charitable contribution in that quarter. Our operating ratio remained high in the first quarter of 2007 due to a variety of smaller increases in salaries, rent and legal fees. The levels in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than those of our lower-tier credit card portfolios. As the U.K. Portfolio liquidates and as we continue to disproportionately grow our lower-tier credit card receivables, we expect our operating ratio to continue its general upward trend. The fourth quarter of 2007 increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with ongoing FDIC and FTC investigations.

Future Expectations

We anticipate an increase in charge off levels in the first two quarters of 2008 as the record number of new accounts we originated in the second and third quarters of 2007 reach their peak charge off levels. As the accounts from these originations season through delinquency categories and charge off, we will remove them from our delinquencies statistics. With the reduced gross account additions we had in the fourth quarter of 2007 and anticipate in the first quarter of 2008, we expect to have fewer newly originated accounts that will become delinquent. As a result, we expect that the first and second quarter 2008 higher charge offs will result in lower delinquencies in 2008. We believe that the 19.6% 60-plus day delinquency percentage at December 31, 2007, for example, is at its peak in relation to what we expect for the foreseeable future.

Considering the factors described above, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our lower-tier credit card offerings. While our analysis of vintage data suggests that there is some modest softening of credit quality in certain of our portfolios, we have not seen any trends to date that make us uncomfortable with our ability to earn adequate long-term returns that comport with our general performance expectations. Certain account management actions we began to implement in the fourth quarter in keeping with our goals of ensuring that our practices are among the most consumer-friendly in the industry and to address evolving negative amortization guidance could have the effect of increasing our delinquencies at the vintage level. With the exception of the anticipated changes we noted above for the lower-tier credit card receivables, we expect relatively minor changes in our delinquencies for the remainder of our credit card portfolios during 2008.

Definitions of Financial, Operating and Statistical Measures

Combined gross charge off ratio. Represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from customers and proceeds received from the sale of those charged off receivables. Recoveries typically have represented less than 2% of average managed receivables.

Net charge off ratio. Represents an annualized fraction the numerator of which is the principal amount of losses, net of recoveries, and the denominator of which is average managed receivables. (The numerator excludes finance charge and fee charge offs, which are charged against the related income item at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses.)

Adjusted charge off ratio. Represents an annualized fraction the numerator of which is principal net charge offs as adjusted to apply discount accretion related to the credit quality of acquired portfolios to offset a portion of the actual face amount of net charge offs, and the denominator of which is average managed receivables. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices has related to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.)

Total yield ratio. Represents an annualized fraction, the numerator of which includes all finance charge and late fee income billed on all outstanding receivables, plus credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, and the denominator of which is average managed receivables.

Gross yield ratio. Represents an annualized fraction, the numerator of which is finance charges and late fees, and the denominator of which is average managed receivables.

Net interest margin. Represents an annualized fraction, the numerator of which includes finance charge and late fee income billed on all outstanding receivables, plus amortization of the accretable yield component of our acquisition discounts for portfolio purchases, less interest expense associated with portfolio-specific debt and securitization facilities and finance charge and late fee charge offs, and the denominator of which is average managed receivables. (Net interest margins are influenced by a number of factors, including (1) the level of finance charges and late fees, (2) the weighted average cost of funds underlying portfolio-specific debt or within our securitization structures, (3) amortization of the accretable yield component of our acquisition discounts for portfolio purchases and (4) the level of our finance charge and late fee charge offs. On a routine basis, generally no less frequently than quarterly, we re-underwrite our portfolio to price our products to appropriately reflect the level of each customer’s credit risk. As part of this underwriting process, existing customers may be offered increased or decreased pricing depending on their credit risk, as well as their supply of and demand for credit. Increases in pricing may increase our net interest margin, while decreases in pricing may reduce our net interest margin.)

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

Operating ratio. Represents an annualized fraction, the numerator of which includes all expenses (other than marketing and solicitation and ancillary product expenses) associated with our Credit Cards segment, net of any servicing income we receive from third parties associated with our role as servicer, and the denominator of which is average managed receivables.

Investments in Previously Charged-Off Receivables Segment

For 2007 and 2006, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2007	2006
Unrecovered balance at beginning of period	$12,871	$16,993
Acquisitions of defaulted accounts	45,770	35,685
Cash collections	(92,164)	(74,071)
Accretion of deferred revenue associated with forward flow contract	(16,587)	(12,455)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	64,633	46,719

Unrecovered balance at December 31	$14,523	$12,871

Estimated remaining collections (“ERC”)	$67,903	$62,775

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

In June 2005, the subsidiary that comprises our Investments in Previously Charged-Off Receivables segment sold a portfolio of charged-off credit card receivables having a face amount of $2.9 billion to Encore and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, the subsidiary received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of charged-off credit card receivables and $67.0 million related to the forward flow contract. The sale of the portfolio of charged-off credit card receivables resulted in a gain of $69.6 million, which has been recorded in fees and related income on non-securitized earning assets on our consolidated statements of operations for 2005. Ten million dollars of the $67.0 million in deferred revenue related to the forward flow contract is required to be held in escrow until the performance of certain conditions under the contract and is included in restricted cash on our consolidated balance sheet; as such, this $10 million is excluded from income recognition computations until the conditions are satisfied. The remaining $57.0 million of deferred revenue is being recognized into income over the life of the contract as our subsidiary delivers its associated volumes of charged-off credit card receivables to Encore. Based on the forward flow contract, our subsidiary is expected to purchase for delivery to Encore over the remaining life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the subsidiary being required to return a portion of the purchase price related to the forward flow contract. As of December 31, 2007, our subsidiary had delivered $1.8 billion of associated volumes of charged-off credit card receivables to Encore under the forward flow contract and had met the base volume requirements underlying the $10.0 million held in escrow under the forward flow contract. Based on the terms of the contract, the escrowed amount will be released incrementally as volume targets above the base volume requirements are met beginning in the first quarter of 2008. As we receive the escrowed proceeds, we will begin to release the restricted cash and recognize the underlying revenue.

Remaining after the Encore transaction are our pools of previously charged-off receivables associated with Chapter 13 Bankruptcies and our balance transfer program. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisition and collection of Chapter 13 Bankruptcies, its balance transfer program and other previously charged-off receivables activities. Such activities will include the acquisition of previously charged-off receivables and the sale of these charge offs for a fixed sales price under its five-year forward flow contract with Encore.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 45.9 % of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. As the composition of our defaulted accounts includes more of this type of receivables, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

During 2007, our Investments in Previously Charged-Off Receivables segment’s pre-tax income increased 39.7% compared to 2006, reflecting increased volumes of charged-off accounts sold under its 5-year forward flow agreement with Encore and continued growth in charged-off receivables purchases through its balance transfer and chapter 13 Bankruptcy purchasing niches. We expect our Investments in Previously Charged-Off Receivables segment to continue its revenue and income growth in 2008.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of December 31, 2007, our Retail Micro-Loans segment subsidiaries operated a total of 515 storefront locations in fifteen states as well as the U.K.

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

In most of the states in which they historically have operated, our Retail Micro-Loans segment’s subsidiaries have made cash advance and other micro-loans directly to customers. However, in four states (Arkansas, Florida, North Carolina and West Virginia), they previously acted only as a processing and servicing agent for a state-chartered, FDIC-insured bank that issued loans to the customers pursuant to the authority of the laws of the state in which the bank was located and federal interstate banking laws, regulations and guidelines. During February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment and installment micro-loan activities conducted through processing and servicing agents. In response to the FDIC’s actions, we converted all of our Florida and Arkansas operations to a direct lending model during 2006. However, in North Carolina and West Virginia, after initially pursuing conversion to a direct lending model, our subsidiaries decided to exit those states because they concluded that alternative lending products would not provide acceptable long-term returns for the business. Consequently, during the third quarter of 2006, our subsidiaries completed the process of closing fifty-two branch locations in North Carolina and eleven branch locations in West Virginia.

During 2007, we continued our efforts to convert our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we have seen increasingly stringent lending regulations and possible evidence of market saturation, resulting in revenue growth that has not met our expectations. At the same time, we have seen rising delinquencies and charge offs in almost of all of the states where we have retail micro-loans operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in a handful of states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans operations in six states: Arizona; Colorado; Florida; Louisiana; Michigan; and Oklahoma. We expect to consummate a sale of these operations by the second quarter of 2008. Representing 105 of our total 515 Retail Micro-Loan storefront locations at December 31, 2007, the operations of these six states have been classified as assets held for sale on our December 31, 2007 consolidated balance sheet and are included in the discontinued operations category in our consolidated statements of operations. The operations and associated overhead related to the remaining 410 storefront locations in nine states (plus the U.K.) are included as continuing operations within our consolidated financial statements.

Financial, operating and statistical metrics for our Retail Micro-Loans segment (including both U.S. and U.K. locations) are detailed (dollars in thousands) in the following tables.

	For the year ended December 31,
	2007	2006
Beginning number of locations	475	509
Acquired locations	—	—
Opened locations	66	38
Closed locations	(26)	(72)
Locations held for sale	(105)	—

Ending continuing locations	410	475

	For the year ended December 31,
	2007	2006
Gross retail micro-loans fees (exclusive of processing and servicing revenues from FDIC-chartered bank)	$100,191	$86,422
Processing and servicing revenues from FDIC-chartered bank	—	4,238

Total gross revenues	$100,191	$90,660

Loss from continuing operations before income taxes	$(36,639)	$(2,849)

Loss from discontinued operations before income taxes	$(16,843)	$(7,807)

Period end loans and fees receivable, gross	$49,464	$90,615

Our 2007 and 2006 pre-tax losses from continuing operations include goodwill impairment charges associated with continuing operations of $48.4 million (pre-tax) and $10.5 million (pre-tax), respectively. The 2007 goodwill impairment charge is based in large part on multiple contraction for comparable companies to our Retail Micro-Loans segment and the effects of this contraction on our assessment of the December 31, 2007 value of this segment. The 2006 goodwill impairment charge is a subset of $17.1 million (pre-tax) in aggregate impairment, indemnification, loan loss and other charges primarily related to operating changes resulting from the FDIC’s actions in February 2006.

Our 2007 and 2006 losses from discontinued operations reflect losses incurred within the 105 storefronts that we are holding for sale at December 31, 2007, including $8.8 million (pre-tax) of goodwill and other impairment charges associated with these discontinued operations in 2007.

Adjusting our respective 2007 and 2006 losses from continuing operations to add back the $48.4 million (pre-tax) in 2007 goodwill impairment charges and $17.1 million (pre-tax) in 2006 impairment charges associated with the FDIC’s February 2006 actions, we note that our Retail Micro-Loans segment would have had pre-tax earnings from continuing operations of $11.8 million in 2007 and $14.2 million in 2006 without these charges. The decrease noted for 2007 reflects start-up losses associated with our significant Texas expansion in 2007 and increased charge offs in 2007. As we slow down our expansion efforts within the Retail Micro-Loans segment in 2008 as we are planning to do, we expect our Texas storefronts to move toward maturity and toward potential profitability. Should this happen as we expect, we should see increased pre-tax profits for our Retail Micro-Loans segment in 2008 relative to goodwill-adjusted 2007 levels.

The significant year over year reduction in period end loans and fees receivable, gross within our Retail Micro-Loans segment reflects repayments that we received on a unique category of loans and fees receivable in the fourth quarter of 2007—loans under which we were the lender for underlying micro-loans arranged by three different U.S. credit services organizations.

Auto Finance Segment

Our Auto Finance segment now includes a variety of auto sales and lending activities.

Our original platform, acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the “buy here/pay here” used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. We offer a number of other products to our network of buy here/pay here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee.

In January 2007, we acquired a 75% ownership interest in JRAS, a buy here/pay here dealer, for $3.3 million. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At acquisition date, our JRAS platform operated four retail locations in Georgia. As of December 31, 2007, JRAS had ten retail locations. Assuming the availability of liquidity at attractive pricing and terms, we intend to expand these operations at a modest pace during 2008.

We acquired the assets of San Diego, California-based ACC in February 2007. In conjunction with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a customer quality perspective, is slightly above the niche historically served by our Auto Finance segment. While we had historically acquired existing retail installment contracts directly from buy-here/pay-here dealers and small finance companies, ACC directly extends loans to consumers of predominantly franchised automobile dealerships.

Collectively, we serve 1,992 dealers through our Auto Finance segment in forty-five states. Selected financial, operating and statistical data (dollars in thousands) for our Auto Finance segment are as follows:

	As of and for the year ended December 31,
	2007	2006
Gross revenue from financing/servicing activities	$80,322	$50,474
Automotive sales gross profits	$10,754	$—
(Loss) income before income taxes	$(33,439)	$4,343
Period-end loans and fees receivable, gross	$345,843	$137,169
Number of automobiles sold	2,830	—
Number of loans held/serviced as of period end	59,913	32,013

Relative to 2006 data, the above 2007 data reflect solid growth in our top-line revenues, gross loans and fees receivable, and loan origination activities. While our acquisition activities have obviously contributed to these growth trends, we are pleased with most of the origination activities within our Auto Finance segment. Our loan originations through franchised dealers and our loans underlying our own buy-here/pay-here auto dealerships have grown at a pace that has more than offset liquidations of the Patelco portfolio receivables. We continue to experience loan contractions, however, with respect to our loan purchase and lending activities to other third-party buy-here/pay-here dealers. Absent the availability of sufficient growth capital at attractive enough terms and pricing to justify our allocation of capital to the growth of our Auto Finance segment, we expect Patelco portfolio receivables liquidations to exceed originations growth in 2008.

Our 2007 pre-tax losses reflect in part our continuing need to reduce overhead and expense levels with respect to our loan purchase and lending activities to third-party buy-here/pay-here dealers. Our Auto Finance segment management team has undertaken a series of expense reduction initiatives to right-size expense levels based on its lower loans receivable levels in this area, and we expect to see further reductions associated with these and future initiatives in 2008. The more significant of the contributions to our Auto Finance segment’s losses, however, are (1) fixed costs that we now are incurring within our franchised dealer lending operations and buy-here/pay-here auto dealerships as we ramp up these immature business activities, (2) an aggregate of $18.0 million (pre-tax) in third quarter and fourth quarter 2007 impairment losses on the Patelco receivables portfolio, which reflects our unfavorable reassessment of the timing and amount of future expected cash flows on that portfolio and (3) high provisions for loan losses given the buildup of allowances for uncollectible loans and fees receivables associated with our growth in auto loan originations. Because we must provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit as we grow our auto loan originations and because GAAP gives no effect to the value of the I/O strip embedded within these new loan originations, we expect that our current and planned pace of modest loan originations will keep us at a GAAP loss for at least the next 12 months.

Other Segment

Our Other segment has recently encompassed various operations that were start-up in nature and did not individually meet the disclosure criteria of Statement No. 131. In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based on-line micro-loans provider, represent the only significant continuing operations within the Other segment as of December 31, 2007.

Liquidity, Funding and Capital Resources

At December 31, 2007, we had $108.4 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•

During 2007, we generated $766.9 million in cash flow from operations, compared to generating $328.6 million in cash flow from operations during 2006. Major factors associated with the $438.3 million increase were (1) the cash flows that we experience with respect to our portfolio of lower-tier credit card receivables, which grew substantially in 2007, (2) servicing compensation-related cash flows associated with our U.K. Portfolio purchase, and (3) increased income and cash flows recognized with respect to our Investment in Previously Charged-Off Receivables segment based on increased sales under its 5-year forward flow agreement with Encore Capital and with respect to its growing balance transfer and chapter 13 Bankruptcy purchasing portfolios. Partially offsetting these increases are reductions in cash flows associated with our prior years’ purchased credit card portfolios as the receivables underlying these portfolios continue to liquidate.

•

During 2005, we generated $522.7 million in cash flow from operations. Major factors associated with the $194.1 million decrease from 2005 to 2006 were (1) the $61.3 million of 2005 cash flows associated with our zero-basis de-securitized Fingerhut receivables, all of which we reflected in our net income for the year ended December 31, 2005 and with respect to which we realized much lower cash flows in 2006 as part of our income from the Fingerhut trust’s retained interests in 2006; (2) the receipt of $67.0 million in cash in the second quarter of 2005 under our Encore forward flow contract, the entirety of such cash being classified as deferred revenue on our consolidated balance sheet at December 31, 2005; and (3) $71.0 million higher net purchases of debt and equity securities classified as trading securities during 2006 than in 2005. Partially offsetting these decreases were: (1) improved profitability and payment rate trends that we saw for our credit product offerings and (2) growth in our portfolio of lower-tier credit card receivables, the returns and cash flows on which are greater than for the receivables underlying our historic upper-tier originated portfolio and purchased portfolios.

•

During 2007, we used $1,041.6 million of cash in investing activities, compared to using $607.1 million of cash in investing activities during 2006. This $434.5 million increase in cash used in investing activities reflects net investments in our securitized earning assets and our non-securitized earning assets as well as our use of $192.1 million related to our 2007 acquisitions of our U.K. Portfolio, ACC, MEM and JRAS.

•

During 2005, we used $813.2 million of cash in investing activities. The $206.1 million decrease in cash used in investing activities between 2005 and 2006 relates to our purchase of CAR during the second quarter of 2005. Additionally, net investments in securitized earning assets were $126.0 million for 2006 compared to net investments in securitized earning assets of $465.3 million for 2005, reflecting the continued decline in receivables associated with our purchased portfolios. This overall decrease was offset somewhat by the significantly higher investments we made during 2006 in our portfolio of lower-tier credit card receivables and to a lesser extent receivables within our upper-tier originated portfolio master trust.

•

During 2007, we generated $298.5 million in cash from financing activities, compared to generating $148.3 million in cash from financing activities during 2006. Our financing activities in 2007 and 2006 were varied. Major financing activities contributing to the difference in 2007 include $493.0 million of net borrowings related to our lower-tier credit card receivables, $146.0 million of borrowings related to our acquisition of ACC, $53.9 million of proceeds from the exercise of warrants and $50.0 million of draws against a maximum capacity $200.0 million structured financing facility within our Auto Finance segment, offset by $111.5 million used to purchase treasury stock, the repayment of $97.5 million of debt associated with our investments in debt and equity securities, and the scheduled net pay down of $75.0 million on our ACC and CAR facilities during 2007.

•

During 2005, we generated $462.9 million in cash from financing activities The $314.6 million decrease in cash flows from financing activities between 2005 and 2006 is due primarily to our $550.0 million in Convertible Senior Notes issuances during 2005, as well as $77.3 of debt incurred during 2005 in connection with the acquisition of our Auto Finance segment and the subsequent funding of its receivables thereon. Offsetting these items, however, are our purchase of $100.9 million of treasury stock in 2005, $150.0 of 2006 borrowings in 2006 that was then-secured by our lower-tier credit card receivables and $78.3 million of net borrowings associated with our investments in debt and equity securities.

As of December 31, 2007, we had over $220 million in immediately available liquidity. This available liquidity is represented by unrestricted cash balances and draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. Based on our currently diminished marketing and growth plans and the excess capacity available under our financing and securitization facilities, which supports our ability to both draw against our current collateral base of receivables and continue to grow our collateral base of receivables against which we can make future draws, we expect our available liquidity to be sufficient to meet our current operational funding needs. We also are aggressively pursuing a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive terms and pricing, will support the heightened level of marketing and growth opportunities and portfolio acquisition activities that we believe are attractive in the current environment.

Beyond the over $220 million of immediately available liquidity noted above, we also note our December 31, 2007 consolidated balance sheet includes over $80 million of federal and state tax receivables; we currently are in the process of preparing net operating carry back claims associated with these receivables and expect to receive over $80 million in tax refunds early in the second quarter of 2008.

During 2007, we repurchased an aggregate 4.9 million shares of our common stock as part of the share repurchase program that our board of directors authorized in May 2006. Following this repurchase, we are authorized to repurchase 5.1 million additional shares under our repurchase program. Excluded from the aggregate 2007 share repurchase number disclosed above are shares returned to us by employees in satisfaction of withholding tax requirements on stock option exercises and vested stock grants; at our discretion, we may use these and other acquired shares in treasury to satisfy future option exercises and restricted stock grants. We will continue to evaluate our stock price relative to other investment opportunities and, to the extent we have available liquidity and believe that the repurchase of our stock represents an appropriate return of capital, we will repurchase additional shares of our stock.

Beyond our immediate financing efforts mentioned above, shareholders should expect us to evaluate debt and equity issuances on a consistent and constant basis over time as a means to fund our originated growth plans, as well as portfolio and other complementary acquisitions; we expect to avail ourselves of any opportunities to raise additional capital if terms and pricing are attractive to us.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. At December 31, 2007, we had committed total securitization facilities of $3.1 billion, of which we had drawn $2.2 billion. The weighted-average borrowing rate on our securitization facilities was approximately 7.38% at December 31, 2007, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of December 31, 2007. Following the table are further details concerning each of the facilities.

Maturity date	Facility limit (1)
September 2008(2)	306.0
March 2009(3)	450.0
October 2009(4)	299.5
December 2009(5)	300.0
January 2010(6)	750.0
October 2010(4)	299.5
January 2014(7)	115.8
September 2014(8)	21.8
April 2014(9)	539.0

Total	$3,081.6

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.
(2)	Represents the end of the revolving period for a $306.0 million conduit facility issued out of our upper-tier originated portfolio master trust.
(3)	Represents the end of the revolving period for a $450 million conduit facility issued out of our lower-tier originated portfolio master trust.
(4)	In October 2004, we completed two term securitization facilities that we issued out of our upper-tier originated portfolio master trust, a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility.
(5)	Represents the anticipated final scheduled monthly payment for a $300 million facility issued out of our lower-tier originated portfolio master trust; since January 2008, amortization payments of $12.5 million per month have been made against the outstanding balance of this facility.
(6)	This two-year variable funding note facility issued out of our upper-tier originated portfolio master trust provides for an orderly amortization of the facility at expiration.
(7)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.
(8)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.
(9)	In April 2007, we closed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Dates within the above table for our securitization facilities and our overall commentary within this section are predicated on our ability to operate successfully without triggering early amortization of our securitization facilities or our debt facilities. We never have triggered an early amortization within any of the facilities underlying our originated portfolio master trusts’ securitizations or our on-balance-sheet structured financing facilities, and we do not believe that we will. Still, it is conceivable that, even with close management, we may trigger an early amortization of one or more of these outstanding facilities. Early amortization for any of our outstanding securitization or structured financing facilities would have adverse effects on our liquidity certainly during the early amortization period and potentially beyond repayment of any such series as potential investors could elect to abstain from future CompuCredit-backed facility issuances.

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

The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2007 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable & other borrowings	$128.5	$13.3	$0.3	$93.5	$235.6
Convertible senior notes	—	—	—	550.0	550.0
Securitization facilities(1)	259.0	1,229.4	0.0	676.7	2,165.1
Operating leases	19.7	29.1	25.5	104.7	179.0
Purchase and other commitments(2)(3)	13.9	13.1	2.7	—	29.7

Total	$421.1	$1,284.9	$28.5	$1,424.9	$3,159.4

(1)	As discussed above and in Note 11, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein, substantially all of the credit card receivables that we manage have been transferred to off-balance-sheet securitization structures. Accordingly, there is no association of these amounts with any borrowings recorded on our balance sheet as these securitization facilities are the obligations of the trusts to which the receivables that we manage have been sold. For purposes of this table, however, we have included the debt of the trusts because we service the underlying receivables used to repay the debt facilities, even though we have no fiscal exposure related to the debt other than the assets reflected on our consolidated balance sheet as securitized earning assets. Consistent with other information related to our securitization facilities presented herein, this information is as of December 31, 2007.
(2)	This principally includes long-term purchase and various maintenance contracts.
(3)	Includes purchase commitments and various commitments under employment contracts. Certain purchase commitments are subject to performance criteria and generally renewable on a monthly basis after their initial term. As such, similar amounts can be anticipated to occur in future periods, but will not necessarily occur depending on a variety of factors including performance and mutual agreement to terms.

See Note 11, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein for discussion of our off-balance-sheet arrangements.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 16, “Commitments and Contingencies,” to our consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies,” to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our consolidated financial statements included herein. In many instances, the application of GAAP requires us to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Described below, however, are the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

The most significant aspect of our business is the credit card receivables we service for off-balance-sheet securitization structures. As of December 31, 2007, there were $3.5 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables as a component of our securitized earning assets balance on our consolidated balance sheets. The value of this asset is critical to our financial performance and condition. We account for the portfolios we have securitized in accordance with Statement No. 140. See Note 2, “Significant Accounting Policies,” and Note 11, “Off-Balance-Sheet Arrangements,” to our consolidated financial statements included herein for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yields, payment rates, credit loss rates and appropriate discount rates. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is the valuation of our retained interests in finance charge receivables and our accrued interest and fees, both of which we also reflect within securitized earnings assets on our consolidated balance sheets. We present these components of our overall retained interest valuation at estimated net realizable values. We estimate these amounts based principally upon payment and charge off histories. To the extent that actual results differ from these estimates, our results of operations and liquidity could be materially affected.

The valuation of our securitized earning assets is highly sensitive to changes in the residual cash flows discount rate assumption used to value our I/O strips and retained interests. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. In 2005, we averaged unusually high collateral enhancement levels and correspondingly low residual cash flows discount rates based on the liquidity generated by us based on our second quarter of 2005 Encore transaction and our $250.0 million and $300.0 million Convertible Senior Note issuances. We funded the majority of cardholder purchases underlying our upper-tier originated portfolio master trust during 2005, rather than drawing against upper-tier originated portfolio master trust conduit and variable funding note securitization facilities to fund these purchases. Our excess collateral within our securitization trusts has diminished since 2005, which has contributed to higher trending discount rates between 2006 and 2007. Our residual cash flows discount rates are highly sensitive to changes in what is typically a LIBOR base rate underlying our securitization facilities, as well as changes in the spreads above LIBOR that investors demand on various traunches of bonds depending upon the level of collateral enhancement that supports each such traunch. In recent months, the LIBOR base rate has fallen significantly, while the spreads demanded by investors above LIBOR have widened; taken in tandem, these offsetting factors have not caused material changes in our residual cash flows discount rates. To the extent that these factors do not move in tandem in the future, we could see our residual cash flows discount rates change, and potentially materially.

At December 31, 2007, the following illustrates the hypothetical adverse effect of a 20 percent adverse change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized (in thousands):

Effects of changes in assumptions
Net collected yield (annualized)	$(125,851)
Payment rate (monthly)	$(26,100)
Expected principal credit loss rate (annualized)	$(72,092)
Residual cash flows discount rate	$(27,179)
Servicing discount rate	$(390)

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

Because the application of Statement No. 140 requires subjective judgments, it is possible, although we believe it is unlikely, that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs (approximately $3.5 billion as of December 31, 2007) and any cash balances within the QSPEs would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling $2.2 billion as of December 31, 2007) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, the credit card receivables would be subject to potential allowances for non-collectibility and would be classified as restricted assets for the repayment of the securities that were issued. This would result in a substantially different capital structure for us, although, barring unforeseen diminution in the value of the credit card receivables in the QSPEs, it would not materially impact our cash flows.

Allowance for Uncollectible Loans and Fees

Through our analysis of loan performance, delinquency data, charge off data, economic trends and the potential effects of those economic trends on our customers, we establish an allowance for uncollectible loans and fees receivable as an estimate of the probable losses inherent within our portfolio of on-balance-sheet loans and fees receivable. Given the addition of our micro-loan operations during 2004 and our auto-finance operations during 2005, our allowance for uncollectible loans and fees receivable has become much more material to our financial statements. To the extent that actual results differ from our estimates of uncollectible loans and fees receivable, our results of operations and liquidity could be materially affected. Principally based on growth in our lower-tier credit card receivables prior to our securitization of these receivables in December 2007, our allowance for uncollectible loans and fees receivable increased from $54.3 million as of December 31, 2005 to $225.3 million as of December 31, 2006 (and $422.3 million at September 30, 2007); it then decreased back down to $51.5 million at December 31, 2007 following our securitization of our lower-tier credit card receivables.

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $97.2 million at December 31, 2007 and represented 5.2% of our total assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate applied is the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions used to estimate future cash flows are consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Investments in Securities

We periodically invest through the open market in debt and equity securities we believe will provide us with an adequate return. We generally classify our purchased debt and equity securities as trading securities. Investments in securities classified as trading securities totaled $20.9 million as of December 31, 2007. Due to the nature of these investments, we rely on third-party evidence to support our valuation estimates as the securities generally are not traded in larger market exchanges. Our investments in asset-backed securities include a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities) and CMOs (Collateralized Mortgage Obligations.)

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

At December 31, 2007, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate (7.33% at December 31, 2007), subject to interest rate floors. At December 31, 2007, $19.0 million of our total managed receivables were priced at their floor rate, of which, $7.0 million of these receivables were closed and therefore ineligible to be repriced and the remaining $12.0 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, every 10% increase in LIBOR that we experience until the $7.0 million in closed account receivables reach their floor rate would result in an approximate $34,000 after-tax negative impact on our annual cash flows. Nevertheless, to the extent we choose to reprice any of the $12.0 million of receivables underlying the open accounts that are below their floor rate, we can mitigate against any possible adverse impacts of these open accounts on our cash flows.

Foreign Currency Risk

The translation of the balance sheets of our newly launched and acquired non-U.S. operations from local currencies into U.S. dollars is sensitive to changes in foreign currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We will also have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transaction gains and losses flow through our consolidated statement of operations. We have not hedged our foreign currency risk because we believe that the cost of hedging this risk is greater than the benefits we would get from elimination of this risk; we are continuing, however, to weigh the benefits versus costs of hedging this risk.

Commodity Price Risk

In the past, we have purchased debt and equity securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases were junior, including below investment grade, traunches of securities issued by the trusts. The assets underlying these securities were not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we have invested may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service; such was the case during 2007 during which we experienced material realized and unrealized losses on our portfolio of these previously acquired securities. At December 31, 2007, our net equity at risk on our investments in third-party asset-backed securities was $5.5 million. For further discussion of the market conditions surrounding our portfolio of third-party asset-backed securities, see our “Results of Operations” discussion under the sub-heading “Fees and related income on non-securitized earning assets.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have excluded the internal controls of the business acquisitions we completed in 2007. These included JRAS acquired in January 2007, ACC Financial Services acquired in February 2007 and MEM acquired in April 2007. In the aggregate, these excluded operations constituted less than 15.2% of our consolidated total assets as of December 31, 2007, approximately 1.5% of our 2007 consolidated net revenues from continuing operations (net revenues being defined for this purpose as the sum of our consolidated net interest, fees and other income on non-securitized earning assets after provision for loan losses and consolidated total other operating income) and approximately 82.3% of our 2007 consolidated net loss from continuing operations before income taxes. See Note 4, “Segment Reporting,” and Note 9, “Acquisitions,” to the consolidated financial statements for further discussion of these acquisitions and their effects on our consolidated financial statements.

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Corporation

We have audited CompuCredit Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CompuCredit Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CompuCredit Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CompuCredit Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 29, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Act) was carried out on behalf of CompuCredit Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2007. During the fourth quarter of our year ended December 31, 2007, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders in the sections entitled “Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders in the sections entitled “Compensation Discussion and Analysis,” “Executive and Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
3.1	Articles of Incorporation.	August 27, 1998, Form S-1, exhibit 3.1

3.2	Articles of Amendment to Articles of Incorporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)

3.3	Bylaws.	May 15, 2006, Form 8-K, exhibit 3.1

4.1	Form of common stock certificate.	April 12, 1999, Form S-1, exhibit 4.1

4.2	Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1

4.3	Resale Registration Rights Agreement dated May 27, 2005.	May 31, 2005, Form 8-K, exhibit 4.2

4.4	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1

4.5	Resale Registration Rights Agreement dated November 23, 2005.	November 28, 2005, Form 8-K, exhibit 4.2

10.1	Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1

10.2†	1998 Stock Option Plan.	August 27, 1998, Form S-1, exhibit 10.2

10.2(a)†	2000 Stock Option Plan.	March 30, 2001, Proxy Statement, Appendix A

10.2(b)†	2003 Stock Option Plan.	March 1, 2004, Form 10-K, exhibit 10.2(b)

10.2(c)†	2004 Restricted Stock Plan.	March 1, 2004, Form 10-K, exhibit 10.2(c)

10.2(d)†	Form of Restricted Stock Agreement—Directors.	Filed herewith

10.2(e)†	Form of Restricted Stock Agreement—Employees.	Filed herewith

10.2(f)†	Form of Stock Option Agreement—Directors.	March 8, 2005, Form 10-K, exhibit 10.2(f)

10.2(g)†	Form of Stock Option Agreement—Employees.	March 8, 2005, Form 10-K, exhibit 10.2(g)

10.3(a)†	CompuCredit Employee Stock Purchase Plan.	December 16, 1999, Form S-8, exhibit 4.3

10.3(b)†	First Amendment to the CompuCredit Employee Stock Purchase Plan.	February 28, 2007, Form 10-K, exhibit 10.3(b)

10.4†	Employment Agreement for Richard R. House, Jr.	March 30, 2001, Form 10-K, exhibit 10.3(a)

10.4(a)†	Restricted Stock Agreement, dated May 9, 2006 between CompuCredit Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1

10.4(b)†	Option Agreement, dated May 9, 2006 between CompuCredit Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.5†	Employment Agreement for David G. Hanna.	March 30, 2001, Form 10-K, exhibit 10.3(c)

10.6†	Employment Agreement for Richard W. Gilbert.	March 30, 2001, Form 10-K, exhibit 10.3(d)

10.7†	Employment Agreement for J.Paul Whitehead, III.	January 17, 2006, Form 8-K, exhibit 10.1

10.8†	Employment Agreement for Krishinakumar Srinivasan.	January 9, 2007, Form 8-K, exhibit 10.1

10.8(a)†	Warrant Agreement with Krishinakumar Srinivasan.	March 8, 2005, Form 10-K, exhibit 10.8(a)

10.9†	Outside Director Compensation Package.	November 5, 2007, Form 10-Q, exhibit 10.3

10.10	Amended and Restated Affinity Card Agreement, dated as of December 5, 2005, with Columbus Bank and Trust Company.	December 7, 2005, Form 8-K, exhibit 10.1

10.10(a)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.2

10.10(b)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.3

10.10(c)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.4

10.10(d)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.5

10.11	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	November 14, 2000, Form 10-Q, exhibit 10.1

10.11(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)

10.11(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)

10.11(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)

10.11(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)

10.11(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture.	March 1, 2004, Form 10-K, exhibit 10.9(e)

10.11(f)	First Amendment to Series 2004-One Indenture Supplement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(f)

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.11(g)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 24, 2003, Form 10-K, exhibit 10.11

10.11(h)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)

10.11(i)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)

10.11(j)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)

10.11(k)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)

10.11(l)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)

10.11(m)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)

10.11(n)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)

10.11(o)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)

10.11(p)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)

10.12	Note Purchase Agreement, dated January 30, 2004, among Merrill Lynch Mortgage Capital Inc., CompuCredit Funding Corp., CompuCredit Corporation, and CompuCredit Credit Card Master Note Business Trust.	March 1, 2004, Form 10-K, exhibit 10.9(f)

10.12(a)	First Amendment to the Note Purchase Agreement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.11(a)

10.12(b)	Second Amendment to the Note Purchase Agreement, dated as of July 30, 2007, among CompuCredit Credit Card Master Note Business Trust, CompuCredit Funding Corp., CompuCredit Corporation and Merrill Lynch Mortgage Capital Inc.	August 1, 2007, Form 10-Q, exhibit 10.8

10.13	Share Lending Agreement.	November 22, 2005, Form 8-K, exhibit 10.1

10.14*	Receivables Financing Agreement among CAR Funding, Inc., certain sellers and guarantors, dated as of April 1, 2005.	August 3, 2005, Form 10-Q, exhibit 10.18

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.15	Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of September 30, 2003, with Columbus Bank and Trust Company.	August 2, 2006, Form 10-Q, exhibit 10.3

10.15(a)	First Amendment to the Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.4

10.15(b)	Amended and Restated Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of January 3, 2005, as amended and restated as of March 10, 2006, with CompuCredit Funding Corp. III.	August 2, 2006, Form 10-Q, exhibit 10.5

10.15(c)	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 12, 2007.	Filed herewith

10.15(d)	Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, among CompuCredit Credit Card Master Note Business Trust III, U.S. Bank National Association, and CompuCredit Corporation.	August 2, 2006, Form 10-Q, exhibit 10.6

10.15(e)	Series 2006-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.7

10.15(f)	Supplement No. 1 to Series 2006-One Supplement to Master Indenture dated as of September 29, 2006.	Filed herewith

10.15(g)	Supplement No. 2 to Series 2006-One Supplement to Master Indenture dated as of November 2, 2007.	Filed herewith

10.15(h)	Supplement No. 3 to Series 2006-One Supplement to Master Indenture dated as of December 31, 2007.	Filed herewith

10.15(i)	Series 2007-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of August 9, 2007.	August 15, 2007, Form 8-K, exhibit 99.1

10.15(j)	Transfer and Servicing Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as March 10, 2006, among CompuCredit Funding Corp. III, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust III and U.S. Bank National Association.	August 2, 2006, Form 10-Q, exhibit 10.8

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.15(k)	First Amendment to Transfer and Servicing Agreement dated as of December 12, 2007.	Filed herewith

10.15(l)	Second Amendment to Transfer and Servicing Agreement dated as of December 31, 2007.	Filed herewith

10.15(m)	Form of Note Purchase Agreement.	August 2, 2006, Form 10-Q, exhibit 10.9

10.16	Affinity Card Agreement, dated as of September 15, 2006, with First Bank & Trust.	November 6, 2006, Form 10-Q, exhibit 10.1

10.17	Affinity Card Agreement, dated as of February 16, 2005, with First Bank of Delaware.	November 6, 2006, Form 10-Q, exhibit 10.2

10.18	Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.1

10.18(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.2

10.18(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.3

10.18(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation.	August 1, 2007, Form 10-Q, exhibit 10.4

10.18(d)	Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CompuCredit International Acquisition Corporation.	August 1, 2007, Form 10-Q, exhibit 10.5

10.18(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.6

10.18(f)	Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CompuCredit International Acquisition Corporation, Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas.	August 1, 2007, Form 10-Q, exhibit 10.7

10.19	Letter Agreement, dated March 13, 2007 relating to the repurchase of CompuCredit common stock from United Capital Markets and related parties.	November 5, 2007, Form 10-Q, exhibit 10.1

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.20	Letter Agreement, dated December 18, 2007 relating to the repurchase of CompuCredit common stock from Second Curve Capital, LLC and related parties.	December 21, 2007, Form 8-K, exhibit 10.1

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of BDO Seidman, LLP.	Filed herewith

31.1	Certification of David G. Hanna.	Filed herewith

31.2	Certification of J.Paul Whitehead, III.	Filed herewith

32.1	Certification of David G. Hanna and J.Paul Whitehead, III.	Filed herewith

99.1	Charter of the Audit Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.1

99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

*	Confidential treatment has been granted with respect to portions of this exhibit.
†	Management contract, compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors

CompuCredit Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CompuCredit Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

February 29, 2008

CompuCredit Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents (including restricted cash of $29,128 and $15,104 at December 31, 2007and 2006, respectively)	$137,526	$110,412
Securitized earning assets	1,015,579	811,012
Non-securitized earning assets, net:
Loans and fees receivable, net (of $27,199 and $118,005 in deferred revenue and $51,489 and $225,319 in allowances for uncollectible loans and fees receivable at December 31, 2007 and 2006, respectively)	357,027	653,716
Investments in previously charged-off receivables	14,523	12,871
Investments in securities	27,714	141,657
U.S. government securities resale agreements	—	50,577
Deferred costs, net	14,923	16,465
Property at cost, net of depreciation	84,466	63,986
Investments in equity-method investees	63,023	83,038
Intangibles, net	8,248	12,382
Goodwill	97,169	120,115
Prepaid expenses and other assets	45,247	37,666
Assets held for sale	8,735	—

Total assets	$1,874,180	$2,113,897

Liabilities
Accounts payable and accrued expenses	$159,396	$112,453
Notes payable and other borrowings	235,591	358,694
Convertible senior notes	550,000	550,000
Deferred revenue primarily from forward flow agreement	33,277	55,260
Current and deferred income tax liabilities	70,232	112,983

Liabilities related to assets held for sale	373	—

Total liabilities	1,048,869	1,189,390

Minority interests	32,732	40,567

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 61,938,533 shares issued and 53,055,505 shares outstanding at December 31, 2007 (including 5,677,950 loaned shares to be returned); and 59,464,216 shares issued and 55,093,686 shares outstanding at December 31, 2006 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	409,964	321,010
Treasury stock, at cost, 8,883,028 and 4,370,530 shares at December 31, 2007 and 2006, respectively	(225,457)	(124,084)
Warrants	—	25,610
Accumulated other comprehensive income	1,637	12
Retained earnings	606,435	661,392

Total shareholders’ equity	792,579	883,940

Total liabilities and shareholders’ equity	$1,874,180	$2,113,897

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005
Interest income:
Consumer loans, including past due fees	$440,084	$278,894	$113,308
Other	22,705	19,091	12,291

Total interest income	462,789	297,985	125,599
Interest expense	(81,516)	(52,472)	(33,868)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	381,273	245,513	91,731
Fees and related income on non-securitized earning assets	796,595	581,493	458,973
Provision for loan losses	(967,230)	(506,118)	(130,338)

Net interest income, fees and related income on non-securitized earning assets	210,638	320,888	420,366
Other operating income:
Fees and related income on securitized earning assets	301,486	200,232	127,779
Servicing income	96,944	89,100	138,516
Ancillary and interchange revenues	67,840	43,293	28,954
Equity in income of equity-method investees	34,360	106,883	45,627

Total other operating income	500,630	439,508	340,876
Other operating expense:
Salaries and benefits	74,371	49,564	31,645
Card and loan servicing	309,020	234,963	216,120
Marketing and solicitation	142,458	109,748	93,788
Depreciation	42,906	25,964	16,678
Goodwill impairment	48,449	10,546	—
Other	134,727	109,516	85,073

Total other operating expense	751,931	540,301	443,304

(Loss) income from continuing operations before minority interests and income taxes	(40,663)	220,095	317,938
Minority interests	(1,600)	(12,898)	(13,349)

(Loss) income from continuing operations before income taxes	(42,263)	207,197	304,589
Income tax benefit (expense)	11,836	(74,198)	(110,654)

(Loss) income from continuing operations	(30,427)	132,999	193,935
Discontinued operations:
Loss from discontinued operations (including estimated loss upon sale of $2,602)	(31,644)	(39,267)	(34,746)
Income tax benefit	11,075	13,743	12,161

Loss from discontinued operations	(20,569)	(25,524)	(22,585)

Net (loss) income	$(50,996)	$107,475	$171,350

(Loss) income from continuing operations per common share—basic	$(0.62)	$2.73	$3.91

(Loss) income from continuing operations per common share—diluted	$(0.62)	$2.65	$3.78

Loss from discontinued operations per common share—basic	$(0.42)	$(0.52)	$(0.45)

Loss from discontinued operations per common share—diluted	$(0.42)	$(0.51)	$(0.44)

Net (loss) income per common share—basic	$(1.04)	$2.21	$3.46

Net (loss) income per common share—diluted	$(1.04)	$2.14	$3.34

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Common stock		Additional paid-in capital	Treasury stock	Warrants	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity
	Shares issued	Amount
Balance at December 31, 2004	53,159,253	$—	$302,418	$(26,721)	$25,610	$16	$382,567	$683,890
Stock options exercises and proceeds related thereto	477,451	—	3,944	—	—	—	—	3,944
Use of treasury stock for stock-based compensation plans	(477,451)	—	(2,530)	2,570	—	—	—	40
Issuance of restricted stock	243,407	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	3,036	—	—	—	—	3,036
Purchase of treasury stock	—	—	—	(100,917)	—	—	—	(100,917)
Tax benefit related to stock-based compensation plans	—	—	5,865	—	—	—	—	5,865
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(4)	—	(4)
Consideration for share lending agreement	5,677,950	—	7	—	—	—	—	7
Net income	—	—	—	—	—	—	171,350	171,350

Balance at December 31, 2005	59,080,610	$—	$312,740	$(125,068)	$25,610	$12	$553,917	$767,211
Stock options exercises and proceeds related thereto	74,550	—	716	—	—	—	—	716
Use of treasury stock for stock-based compensation plans	(82,060)	—	(984)	984	—	—		—
Issuance of restricted stock	391,116	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	8,308	—	—	—	—	8,308
Tax benefit related to stock-based compensation plans	—	—	230	—	—	—	—	230
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	107,475	107,475

Balance at December 31, 2006	59,464,216	$—	$321,010	$(124,084)	$25,610	$12	$661,392	$883,940
Stock options exercises and proceeds related thereto	462,625	—	2,955	—	—	—	—	2,955
Warrant exercises and proceeds related thereto, including tax benefit of $2,484	2,400,000	—	81,974	—	(25,610)	—	—	56,364
Use of treasury stock for stock-based compensation plans	(598,724)	—	(9,300)	10,177	—	—	(877)	—
Issuance of restricted stock	210,416	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	10,869	—	—	—	—	10,869
Purchase of treasury stock	—	—	—	(111,550)	—	—	—	(111,550)
Tax benefit related to stock-based compensation plans	—	—	2,456	—	—	—	—	2,456
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,625	—	1,625
Cumulative effect of adopting FASB Interpretation Number 48	—	—	—	—	—	—	(3,084)	(3,084)
Net (loss)	—	—	—	—	—	—	(50,996)	(50,996)

Balance at December 31, 2007	61,938,533	$—	$409,964	$(225,457)	$—	$1,637	$606,435	$792,579

See accompanying notes.

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	For the year ended December 31,
	2007	2006	2005
Net (loss) income	$(50,996)	$107,475	$171,350
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,060	—	(4)
Income tax expense related to other comprehensive income	(435)	—	—

Comprehensive (loss) income	$(49,371)	$107,475	$171,346

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(50,996)	$107,475	$171,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	45,604	32,843	18,593
Impairment of goodwill	53,609	10,546	—
Provision for loan losses	976,981	512,579	140,660
Amortization of intangibles	6,515	5,016	3,400
Accretion of deferred revenue	(27,296)	(25,606)	(33,566)
Stock-based compensation expense	10,869	8,308	3,036
Minority interests	1,600	12,898	13,349
Retained interests adjustments, net	(341,801)	100,457	215,021
Unrealized loss (gain) on debt and equity securities classified as trading securities	21,869	(4,201)	(2,413)
Gain on bulk sale of receivables	—	—	(69,559)
Provision (benefit) for deferred taxes	34,831	33,062	(388)
Income in excess of distributions from equity-method investments	—	(2,369)	(18,000)
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease (increase) in debt, equity and U.S. government securities classified as trading securities	138,243	(113,873)	(42,883)
Increase in uncollected fees on non-securitized earning assets	(69,183)	(335,131)	(1,691)
(Increase) decrease in deferred costs	(3,544)	5,250	22,075
(Decrease) increase in income tax liability	(75,242)	(49,132)	19,746
Increase in deferred revenue	9,471	13,281	71,321
Increase in prepaid expenses	(4,439)	(8,942)	(3,971)
Increase in accounts payable and accrued expenses	40,330	20,278	32,193
Other	(563)	5,839	(15,566)

Net cash provided by operating activities	766,858	328,578	522,707

Investing activities
Investments in equity-method investees	—	(16,678)	(10,949)
Proceeds from equity-method investees	20,015	5,352	1,665
Investments in securitized earning assets	(1,381,654)	(1,394,754)	(1,313,176)
Proceeds from securitized earning assets	1,205,602	1,268,790	847,891
Investments in non-securitized earning assets	(2,378,089)	(2,097,689)	(1,578,923)
Proceeds from non-securitized earning assets	1,750,276	1,658,565	1,405,167
Acquisitions of assets	(192,211)	(2,643)	(134,262)
Purchases and development of buildings, software, furniture, fixtures and equipment	(65,543)	(28,039)	(30,639)

Net cash used in investing activities	(1,041,604)	(607,096)	(813,226)

Financing activities
Minority interests distribution, net	(10,699)	(17,773)	(22,215)
Proceeds for share lending agreement	—	—	7
Proceeds from exercise of stock options	2,955	716	3,940
Purchase of treasury stock	(111,550)	—	(100,877)
Proceeds from the issuance of convertible senior notes	—	—	550,000
Proceeds from exercise of warrants	53,880
Debt issuance costs	—	—	(18,167)
Proceeds from borrowings	750,896	248,577	134,486
Repayment of borrowings	(386,972)	(83,245)	(84,240)

Net cash provided by financing activities	298,510	148,275	462,934

Effect of exchange rate changes on cash	3,350	—	—

Net increase (decrease) in cash	27,114	(130,243)	172,415
Cash and cash equivalents at beginning of year	110,412	240,655	68,240

Cash and cash equivalents at end of year	$137,526	$110,412	$240,655

Supplemental cash flow information
Cash paid for interest	$78,197	$44,280	$27,004

Cash paid for income taxes	$17,497	$76,525	$79,131

Supplemental non-cash information
Notes payable associated with capital leases	$11,771	$16,486	$4,729

Notes payable associated with investments in securities	$13,595	$111,063	$32,812

Issuance of stock options and restricted stock	$7,379	$23,991	$7,540

Supplemental schedule of noncash investing and financing activities

We transferred assets and liabilities associated with our investments in lower-tier credit card receivables in exchange for a retained interest in credit card receivables securitized during 2007 as follows:

Net carrying value of receivables	$666,865
Notes payable	(493,000)

Retained interest in credit card receivables securitized	$173,865

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of CompuCredit Corporation and those entities that we control, principally our majority-owned subsidiaries. We provide various credit and related financial services and products to, or associated with, financially underserved consumer markets—markets represented by credit risks that regulators classify as “sub-prime.” We serve these markets principally through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards and charge cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa® and MasterCard® credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including card registration, memberships in preferred buying clubs, travel services, debt waiver and credit life, disability and unemployment insurance. Our product and service offerings also include small-balance, short-term cash advance loans (averaging less than $500 for less than 30 days and to which we refer as “micro-loans”) marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the Buy Here/Pay Here used car business and sell used automobiles through our own Buy Here/Pay Here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payments, discount rates and the yield earned on securitized receivables, can significantly affect the gains and losses recorded on our securitizations and the values of our retained interests in credit card receivables securitized; additionally, estimates of future credit losses on our un-securitized loans and fees receivable can significantly affect our provisions for loan losses and loans and fees receivable, net.

We have reclassified certain amounts in prior period financial statements to conform to the current period presentation, and we have eliminated all significant intercompany balances and transactions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Restricted Cash

Restricted cash includes $10.0 million of escrowed gross proceeds associated with our forward flow contract with Encore Capital Group, Inc (“Encore”), as well as certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

Asset Securitization

As of December 31, 2007, we had securitized substantially all of our credit card receivables (including our lower-tier credit card receivables, which we had not previously securitized).

When we sell receivables in securitizations, we retain certain undivided ownership interests, interest-only (“I/O”) strips and servicing rights. Although we continue to service the underlying credit card accounts and the customer relationships, we treat these securitizations as sales, and the securitized receivables are not reflected on our consolidated balance sheets. The retained ownership interests and I/O strips associated with receivables sold in our securitizations are included in securitized earning assets on the face of our consolidated balance sheets.

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“Statement No. 140”), we recognize gains and losses at the time of each receivable (or “financial asset”) sale. These gains or losses depend on the previous carrying amount of the financial assets sold and on the fair value of the assets and cash proceeds received. The cash flows used to measure the gains and losses represent estimates of payment rates, collectible finance charges and fees, credit losses, servicing fees and interest costs payable out of the securitization trusts and any required amortizing principal payments to investors.

We initially record a servicing liability within a securitization structure when the servicing fees we expect to receive do not provide adequate compensation for servicing the receivables. We record this initial servicing liability at estimated fair market value, and then we evaluate and update our estimate of the servicing liability’s fair value at the end of each financial reporting period. We include changes in servicing liability fair values within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 11, “Off-Balance-Sheet Arrangements”), with our recording of our actual servicing expenses into operations as they are incurred. Because quoted market prices generally are not available for our servicing liabilities, we estimate fair values based on the estimated present value of future cash flows using our best estimates of key assumptions as outlined in Note 11, “Off-Balance-Sheet Arrangements.” We net our servicing liabilities against the values of our I/O strips in our determination of securitized earning assets on our consolidated balance sheets. In accordance with Statement No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” we do not consolidate any of the qualifying special purpose entities (“QSPEs”) that participate in our securitizations.

We account for our retained interests in securitized credit card receivables as trading securities and report them at estimated fair market values, with changes in fair values included in operations in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”).The estimates we use to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of our control, and such estimates could materially change from period to period. We include the income effects of the I/O strip and retained interest valuations within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 11, “Off-Balance-Sheet Arrangements”).

At each reporting period end, we reflect “accrued interest and fees” on securitized receivables within securitized earning assets on our consolidated balance sheet; these accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. We also include within our securitized earning assets the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but not yet collected (our “retained interests in finance charge receivables”) at each reporting period end.

Foreign Currency Translation

We translate the financial statements of our foreign subsidiaries into U.S. currency in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“Statement No. 52”). We translate assets and liabilities at period-end exchange rates and income and expense items at average rates of exchange prevailing during each respective reporting period. We include translation adjustments in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We also include gains and losses resulting from foreign currency transactions in our accompanying consolidated statements of operations.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net, on our consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net, consist principally of our lower-tier credit card receivables that have not been securitized at reporting period ends (which, except as otherwise noted, include those receivables associated with credit cards issued under our Investment in Previously Charged-Off Receivables segment’s balance transfer program for purposes of our discussion herein), our retail and Internet micro-loan activities and auto finance business. While we have never securitized any of the receivables associated with our retail and Internet micro-loan activities or our auto finance business, we securitized substantially all of our lower-tier credit card receivables in an off-balance-sheet securitization during the fourth quarter of 2007; the only lower-tier credit card receivables remaining on our consolidated balance sheet at December 31, 2007 were those associated with credit cards issued under our Investment in Previously Charged-Off Receivables segment’s balance transfer program.

As applicable, we show our unsecuritized loans and fees receivables net of an allowance for uncollectible loans and fees receivable and net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

The loans and fees receivable associated with our acquisition of ACC Consumer Finance (“ACC”) are accounted for under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loans and fees receivable. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we apply SOP 03-3, as well as the carrying amounts of and gross loans and fees receivable balances for our loans for which we apply SOP 03-3:

For the year ended December 31, 2007
Roll-forward of Accretable Yield:
Balance at beginning of period	$—
Accretable yield at acquisition date	66,868
Impairment of accretable yield	(15,028)
Accretion of yield	(23,103)

Balance at December 31, 2007	$28,737

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592

Carrying amount of loans and fees receivable at December 31, 2007	$96,334

Gross loans and fees receivable balance at acquisition date	$191,976

Gross loans and fees receivable balance at December 31, 2007	$125,064

The impairment of accretable yield noted in the above table arose based on our current forecast that indicates delayed and lower cash flows attributable to the acquired portfolio of loans.

The loans and fees receivable associated with our lower-tier credit card offerings consist of finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation, annual, monthly maintenance, late payment, over-limit, cash-advance and returned-check fees. We recognize both activation and annual fees over a twelve-month period (i.e., the year to which they apply), while we recognize all other fees when assessed to cardholders. In December 2007, we securitized a significant portfolio of lower-tier credit card receivables in an off-balance-sheet securitization. The loans and fees receivable associated with our micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period). Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest due from customers, net of the unearned portion of loan discounts which we recognize over the life of each loan.

We provide an allowance for uncollectible loans and fees receivable for loans and fees receivable we believe we ultimately will not collect. In the fourth quarter of 2006, we changed our business practices such that we no longer bill finance charges and fees on credit card accounts that become more than 90 days delinquent. For credit card accounts that became more than 90 days delinquent prior to our change in billing practices, however, we billed finance charges and fees, but we excluded those billed finance charges and fees from gross loans and fees receivable and our allowance for uncollectible loans and fees receivable (as well as from related income and provision for loan loss amounts on our consolidated statements of operations) because we concluded that collections of those finance charges and fee billings on those late-stage delinquent receivables were unlikely. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account is open; the forecasted effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2006	Additions	Acquisitions	Subtractions	Securitization	Balance at December 31, 2007
Loans and fees receivable, gross	$997.0	$3,634.5	$167.4	$(3,083.0)	(1,280.2)	$435.7
Deferred revenue	(118.0)	(380.3)	—	346.4	124.7	(27.2)
Allowance for uncollectible loans and fees receivable	(225.3)	(967.2)	—	664.0	477.0	(51.5)

Loans and fees receivable, net	$653.7	$2,287.0	$167.4	$(2,072.6)	(678.5)	$357.0

As of December 31, 2007, the weighted average remaining accretion period for the $27.2 million of deferred revenue reflected in the above table was 29.3 months.

Our roll-forward of the allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the year ended December 31,
	2007	2006	2005
Balance at beginning of period	$225.3	$54.3	$23.5
Provision for loan losses	967.2	512.6	140.7
Charge offs	(681.1)	(352.9)	(112.5)
Securitization of lower-tier credit card receivables	(477.0)	—	—
Recoveries	17.1	11.3	2.6

Balance at end of period	$51.5	$225.3	$54.3

Investments in Previously Charged-Off Receivables. We pursue, competitively bid for and acquire previously charged-off credit card receivables. A majority of our acquisitions of previously charged-off credit card receivables historically have been from the securitization trusts underlying our retained interest investments. As servicer for the receivables within the securitization trusts underlying our retained interest investments, we subject sales of previously charged-off receivables to a competitive bid process involving other potential third-party portfolio purchasers to ensure that sales are at fair market prices.

Static pools consisting of homogenous accounts and receivables are established for each acquisition by our debt collections business. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and accounted for as a single unit for payment application and income recognition purposes. We account for our investments in previously charged-off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of SOP 03-3 and Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts.

We use the cost recovery method for each particular static pool until such time that our experience with that pool will be sufficient to justify use of the interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool’s effective interest rate) based on criteria communicated to us during 2003 by the Staff of the Securities and Exchange Commission (the “SEC”); to date, we have not met this communicated criteria.

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	2007	2006
Unrecovered balance at beginning of period	$12,871	$16,993
Acquisitions of defaulted accounts	45,770	35,685
Cash collections	(92,164)	(74,071)
Accretion of deferred revenue associated with Encore forward flow contract	(16,587)	(12,455)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our consolidated statements of operations)	64,633	46,719

Unrecovered balance at December 31	$14,523	$12,871

Estimated remaining collections (“ERC”)	$67,903	$62,775

In June 2005, our debt collections subsidiary sold a significant pool of previously charged-off receivables. Remaining after this sale were principally the subsidiary’s pools of previously charged-off receivables associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 45.9% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We have periodically invested through the open market in debt and equity securities. We purchased these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 14, “Notes Payable and Other Borrowings.” We generally have classified our purchased debt and equity securities as trading securities and included realized and unrealized gains and losses in earnings in accordance with Statement No. 115. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	December 31,
	2007	2006
Held to maturity:
Investments in debt securities of equity-method investees	$6,819	$10,800
Trading:
Investments in equity securities	2,956	5,211
Investments in asset-backed securities	17,939	125,646

Total investments in debt and equity securities	$27,714	$141,657

Our investments in asset-backed securities generally have included a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. The market for these securities recently has become extremely volatile and values ascribed to these securities declined significantly during 2007. As a result of this volatility and decline in values, our realized and unrealized losses incurred on these securities have totaled $70.0 million during 2007, compared to total realized and unrealized gains of $6.7 million in 2006.

U.S. Government Securities Resale Agreements. Our December 31, 2006 investment in U.S. government securities resale agreements consisted of contracts to repurchase specific U.S. Treasury Bills of varying maturities at fixed prices within 30 days, subject to renewal. The underlying U.S. Treasury Bills are the same securities included as U.S. government securities sold not yet purchased included in notes payable and other borrowings in our accompanying consolidated balance sheet as of December 31, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These amounts are expensed once services have been performed or marketing efforts have been undertaken. Also included are various deposits required to be maintained with our third-party issuing bank partners and vehicle inventory held by our Buy-Here/Pay-Here auto dealerships which are expensed as the associated sales revenues are earned.

Deferred Costs

The principal components of deferred costs have included unamortized costs associated with (1) our issuances of Convertible Senior Notes and other debt (see Note 15, “Convertible Senior Notes,” and Note 14, “Notes Payable and Other Borrowings,” respectively) and (2) our receivables origination activities. Deferred costs associated with the Convertible Senior Notes are being amortized into interest expense over the expected life of the instruments. Direct receivables origination costs are deferred and amortized against credit card fee income on a straight-line basis over the privilege period, which is typically a one-year period.

Property at cost, net of depreciation

We capitalize costs related to internal development and implementation of software used in our operating activities in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs consist almost exclusively of fees paid to third-party consultants to develop code and install and test software specific to our needs and to customize purchased software to maximize its benefit to us. We have focused the majority of these efforts on our proprietary information management system that supports our decision-making function, including targeted marketing, solicitation, application processing, account management and collection activities.

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately forty years for buildings, three years for software and five years for furniture, fixtures and equipment. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if an other-than-temporary impairment exists. During the 2007, we recorded $4.9 million of impairment charges associated with our property, $3.4 million of which are classified within depreciation expense and $1.5 million of which are included in our loss from discontinued operations on our 2007 consolidated statement of operations. We experienced no such impairments in 2006 and 2005.

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. We use the equity method for (1) our 61.25% interest in a limited liability company in which we initially invested in 2002 and increased our investment in 2006, (2) our investments in two 33.3%-owned limited liability companies made during the fourth quarter of 2004 and (3) our 47.5% investment in a limited liability company made during the first quarter of 2005. We record our respective interests in the income or losses of such investees within the equity in income of equity-method investees category on our consolidated statements of operations for each period. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees. A $14.0 million investment premium in excess of the underlying equity in the net assets of our 61.25%-owned equity-method investee is being recovered against the earnings of this entity’s underlying assets over their remaining lives; as of December 31, 2007, the remaining unrecovered balance of this investment premium was $9.6 million.

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

Intangibles

We amortize identifiable intangible assets using the straight-line method over their estimated periods of benefit. The estimated benefit periods range from three to five years for non-compete agreements and from three to eight years for customer and dealer relationships. For those intangible assets such as trademarks and trade names that we determined have an indefinite benefit period, no amortization expense is recorded. We periodically (at least annually) evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment. During 2007 and 2006, we charged off $1.0 million and $0.8 million, respectively, of impaired intangible assets that were originally determined to have an indefinite benefit period. Also during 2007, we charged off $1.6 million of dealer relationship intangibles, such amount representing a subset of our larger dealer relationship intangibles asset that is being amortized over an eight-year period following our acquisition of this asset. Intangibles impairment charges are included within the card and loan servicing costs category on our consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. During 2007 and 2006 we recorded goodwill impairment charges of $53.6 million (of which $5.2 million is included in our loss from discontinued operations) and $10.5 million, respectively, to report goodwill at its fair value.

Reportable Segments

Based on the requirements set forth by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement No. 131”), we have identified five reportable segments: Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance and Other. See Note 4, “Segment Reporting,” for further discussion of these segments.

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the year ended December 31,
	2007	2006	2005
Securitization gains	$106,489	$6,193	$40,142
Income from retained interests in credit card receivables securitized	176,040	173,670	73,143
Fees on securitized receivables	18,957	20,369	14,494

Total fees and related income on securitized earning assets	$301,486	$200,232	$127,779

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

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets primarily include: (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with our lower-tier credit card receivables and Fingerhut credit card receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) gains and losses associated with our investments in securities; and (5) gross profit from auto sales within our Auto Finance segment.

Lending fees underlying our retail micro-loan activities include fees earned on loans made by us directly to consumers, servicing fees earned associated with third-party-originated micro-loans, and until the occurrence of the FDIC-prompted changes the second quarter of 2006, servicing fees earned from a lending bank associated with our servicing and collection activities for the bank’s originated micro-loans. We recognize (as a component of fees and related income on non-securitized earning assets) the fees we earned on the micro-loans that we make to consumers as the fees are earned—generally over a two-week period. We also include within fees and related income on non-securitized earning assets on our consolidated statements of operations our servicing fees earned associated with third-party-originated micro-loans. The servicing fees we charged with respect to bank-originated micro-loans were recognized as a component of servicing income on our consolidated statements of operations. We recognize third-party micro-loan servicing fees over the period during which the services are provided or the loans are collected; most of these activities are conducted and give rise to revenue recognition over a two-week period. However, for loans that are not repaid when due, some servicing and collection activities can continue up until the time that the third-party charges off the loans (i.e., up to 90 days).

As implied above, during February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment cash advance and installment micro-loan activities conducted through processing and servicing agents. As a result of this development, our North Carolina subsidiary closed all of its original fifty-two branch locations and our West Virginia subsidiary closed all of its original eleven branch locations during 2006. However, in our two other affected states, Arkansas and Florida, we began offering loans directly to customers under alternative lending models, in compliance with state regulations and/or licensing requirements.

With a few minor exceptions noted herein, fees associated with our lower-tier credit card offerings are similar in nature and in accounting treatment to those identified in Fees and Related Income on Securitized Earning Assets above. Activation fees are unique to our lower-tier credit card offerings. Activation fees are recognized over the estimated life of a customer (approximately one year).

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the year ended December 31,
	2007	2006	2005
Retail micro-loan fees	$100,191	$86,422	$70,473
Fees on lower-tier credit card receivables while held on balance sheet	673,916	436,697	177,521
Fingerhut receivables while held on balance sheet	263	339	84,745
Income on investments in previously charged-off receivables	64,633	46,719	48,912
Gain on bulk sale of previously charged-off receivables (See Note 6, “Sale of Previously Charged-Off Receivables and Forward Flow Contract.”)	—	—	69,559
(Losses) gains on investments in securities	(70,042)	6,674	4,603
Other	27,634	4,642	3,160

Total fees and related income on non-securitized earning assets	$796,595	$581,493	$458,973

Ancillary and Interchange Revenues

We offer various ancillary products and services to our customers, including memberships, insurance products, debt waiver and subscription services. When we market our own products, the fees, net of estimated cancellations, are recorded as deferred revenue upon the customer’s acceptance of the product and are amortized on a straight-line basis over the life of the product (which ranges from one to twelve months). When we market products for third parties under commission arrangements, the revenue is recognized when earned, which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue. Additionally, we receive a portion of the merchant fee assessed by Visa® and MasterCard® based on cardholder purchase volumes underlying credit card receivables; we recognize these interchange fees as they are received.

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

Income Taxes

We account for income taxes based on the liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In January 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”) and increased our tax liabilities and reduced retained earnings by $3.1 million in connection with its adoption. See Note, 17, “Income Taxes,” for further discussion of the effects of Interpretation No. 48 on our financial statements.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” (“Statement No. 156”). Statement No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the accounting period in which the changes occur. Statement No. 156 was effective for fiscal years beginning after September 15, 2006. The adoption of Statement No. 156 did not result in a material effect on our consolidated results of operations, financial position and cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”). Statement No. 159 allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we currently are evaluating the effects that the adoption of Statement No. 159 could have on our consolidated results of operations, financial position and cash flows. At the current time, we have no intention of making any fair value option elections under Statement No. 159.

In July 2007, the FASB approved issuance for comment of a proposed FASB Staff Position (“Proposed FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. The Proposed FSP was originally to be effective for fiscal periods beginning after December 15, 2007, did not permit early application and was to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We understand, however, that the FASB is considering comment letters received regarding these and other issues within the Proposed FSP and that the Proposed FSP is not likely to be effective (in whatever form in which it is ultimately finalized) until fiscal periods beginning after December 15, 2008. We have not yet fully evaluated and computed the effects of the Proposed FSP on our net income and net income per common share. Based on our initial review, however, this Proposed FSP, if adopted and issued as originally proposed, would change the accounting treatment of our outstanding Convertible Senior Notes and would (1) shift a material portion of our Convertible Senior Notes balances to additional paid-in capital on our consolidated balance sheets, (2) create a discount on the Convertible Senior Notes that would be amortized as materially higher interest expense over the life of the Convertible Senior Notes, (3) cause us to show materially lower net income on our consolidated statements of operations, and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations,” (“Statement No. 141R”). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required, with limited exceptions, to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Statement No. 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. While Statement No. 141R will significantly affect the way that we account for future acquisitions, it will not have any effect on assets that we own today and reflect on our consolidated balance sheets.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is prohibited. Although not reasonably estimable at this time, we currently are evaluating the effects that the adoption of Statement No. 160 could have on our consolidated results of operations, financial position and cash flows.

3.	Discontinued Operations

In the fourth quarter of 2007, we adopted a formal plan to discontinue (through sale or otherwise) 105 Retail Micro-Loan branches located within six states. As a result, we have accounted for these business operations as discontinued operations, and we have classified the net assets of these operations as held for sale and have written them down to their estimated fair value. The write down to fair value for the tangible assets associated with these operations was $2.6 million.

Also during the fourth quarter of 2007, we shut down several business operations within our Other segment, including our stored value card operations, our U.S.-based Internet installment loan operations and operations under which we purchased and serviced motorcycle, all-terrain vehicle and personal watercraft loans through and for pre-qualified networks of dealers.

The components (in thousands) of our discontinued operations are as follows:

	For the year ended December 31,
	2007	2006	2005
Net interest income, fees and related income on non-securitized earning assets	$9,204	$8,608	$8,100
Other operating income	—	1,780	4,612
Other operating expense	33,086	49,655	47,458
Estimated loss upon sale	2,602	—	—
Goodwill impairment	5,160	—	—

Loss before income taxes	(31,644)	(39,267)	(34,746)
Income tax benefit	11,075	13,743	12,161

Net loss	$(20,569)	$(25,524)	$(22,585)

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets and liabilities related to assets held for sale:

December 31, 2007
Assets held for sale:
Loans and fees receivable, net	$7,304
Property at cost, net of depreciation	1,010
Prepaid expenses and other assets	421

Total assets held for sale	$8,735

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$373

Total liabilities related to assets held for sale	$373

4.	Segment Reporting

Our segment accounting policies are the same as policies described in Note 2, “Significant Accounting Policies.”

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are: Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other.

During the first quarter of 2007, we acquired (1) the assets of ACC, an originator of auto loans generated through its relationships with franchised auto dealers, and a related portfolio of auto loans for which ACC acts as servicer and (2) a 75-percent ownership interest in Just Right Auto Sales (“JRAS”), which sells vehicles to consumers and provides the underlying consumer financing associated with these vehicle sales and in which our ownership interest had grown to 91% at December 31, 2007. The post-acquisition financial results from these operations are included in our consolidated financial statements and Auto Finance segment data for 2007.

During the second quarter of 2007, we acquired (1) a portfolio of approximately £490 million ($970 million) in face amount of Monument-branded credit card receivables in the U.K. (the “U.K. Portfolio”) from Barclaycard, a division of Barclays Bank PLC and (2) MEM Capital Limited and its subsidiaries (“MEM”), a U.K.-based on-line micro-loans provider. The post-acquisition results from the U.K. Portfolio are included within our Credit Cards segment while those for MEM are included within our Other segment. Considering the effects of these U.K. acquisitions, only $81.3 million of our total of over $1.6 billion in revenue was attributed to customers in the U.K. Also, as of December 31, 2007, we did not have a material amount of long-lived assets located outside of the U.S.

Our Credit Cards segment consists of our credit card receivables origination, acquisition and servicing activities (excluding those activities associated with our balance transfer program within our Investments in Previously Charged Off Receivables segment), as well as our cash management and investments in debt and equity securities activities. This segment represents aggregate activities associated with substantially all of our credit card products, including our lower-tier credit card offerings. Revenues associated with our lower-tier credit card receivables include interest income (along with late fees), fees and related income during periods while we have held them on our balance sheet (e.g., for all periods prior to our securitization of these receivables in December 2007). Revenues for our securitized credit card receivables are included within our fees and related income on securitized earning assets category within the Credit Cards segment and include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) fees and related income. Revenue sources we also include within our Credit Cards segment are servicing income and equity in income of equity-method investees (related only to those equity-method investees that have purchased and securitized credit card receivables portfolios). We earn servicing income from the trusts underlying our credit card receivables securitizations and the credit card receivables securitizations of our equity-method investees. With respect to credit card receivables held on our balance sheet, the Credit Card segment revenue categories most affected by delinquency and credit loss trends are the net interest income and the fees and related income on non-securitized earnings assets (which are net of a provision for loan losses). For credit card receivables that we have securitized in off-balance-sheet arrangements the income from retained interests in credit card receivables securitized category is the category most affected by delinquency and credit loss trends.

The Investments in Previously Charged-Off Receivables segment consists of our debt collections subsidiary. Through this business, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A significant majority of our acquisitions of previously charged-off credit card receivables have been from the securitization trusts underlying our retained interest investments. Revenues earned in this segment consist of sales and deferred revenue accretion under our forward flow contract (see Note 6, “Sale of Previously Charged-Off Receivables and Forward Flow Contract”) and revenues earned with respect to our investments in Chapter 13 Bankruptcies and our balance transfer program, all of which are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations. This segment’s results also include income associated with the Investments in Previously Charged-Off Receivables segment’s equity-method investee.

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loans, auto loans, and other credit products; and (c) money transfer, bill payment and other financial services. Revenues currently earned within this segment consist of fees and/or servicing revenues and are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations. Servicing fees associated with this segment’s prior activities as a servicer and processor of bank-originated micro-loans are classified within servicing income.

For all periods presented, our Auto Finance segment includes the activities of our nationwide network of pre-qualified auto dealers in the “Buy Here/Pay Here” used car business from which we purchase auto loans at a discount or for which we service auto loans for a fee. We generate revenues on these purchased loans through interest earned on the face value of the installment agreements combined with our accretion of our purchase discounts into income generally over the life of each applicable loan. We also include within our Auto Finance segment the post-acquisition activities of our ACC and JRAS acquisitions as noted above.

Our Other segment has recently encompassed various operations that were start-up in nature, did not individually meet the disclosure criteria of Statement No. 131, and most of which we have discontinued as of December 31, 2007. Our discontinued operations include our stored-value card operations, other installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based on-line micro-loans provider represent the only significant continuing operations within the Other segment as of December 31, 2007.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2007	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$358,976	$5,468	$—	$75,640	$—	$440,084
Other	20,988	845	—	850	22	22,705

Total interest income	379,964	6,313	—	76,490	22	462,789
Interest expense	(64,566)	(172)	(292)	(16,347)	(139)	(81,516)

Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	315,398	6,141	(292)	60,143	(117)	381,273
Fees and related income on non-securitized earning assets	608,203	65,874	100,191	12,534	9,793	796,595
Provision for loan losses	(888,812)	(6,863)	(25,297)	(44,184)	(2,074)	(967,230)

Net interest income, fees and related income on non-securitized earning assets	34,789	65,152	74,602	28,493	7,602	210,638
Other operating income:
Fees and related income on securitized earning assets	301,486	—	—	—	—	301,486
Servicing income	94,892	—	—	2,052	—	96,944
Ancillary and interchange revenues	66,277	1,563	—	—	—	67,840
Equity in income of equity-method investees	34,360	—	—	—	—	34,360

Total other operating income	497,015	1,563	—	2,052	—	500,630
Total other operating expense	(544,020)	(23,968)	(111,241)	(64,182)	(8,520)	(751,931)
Minority interests	(1,855)	—	—	198	57	(1,600)

(Loss) income from continuing operations before income taxes	$(14,071)	$42,747	$(36,639)	$(33,439)	$(861)	$(42,263)
Loss from discontinued operations before income taxes	$—	$—	$(16,843)	$—	$(14,801)	$(31,644)

Securitized earning assets	$1,015,579	$—	$—	$—	$—	$1,015,579

Non-securitized earning assets, net	$33,931	$30,796	$39,391	$285,514	$9,632	$399,264

Loans and fees receivable, gross	$7,044	$21,010	$49,464	$345,843	$12,354	$435,715

Loans and fees receivable, net	$6,556	$15,917	$39,391	$285,531	$9,632	$357,027

Total assets	$1,302,714	$47,736	$112,516	$380,783	$30,431	$1,874,180

Notes payable	$25,367	$—	$—	$205,727	$4,497	$235,591

Year ended December 31, 2006	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$229,453	$864	$—	$48,577	$—	$278,894
Other	18,032	707	—	352	—	19,091

Total interest income	247,485	1,571	—	48,929	—	297,985
Interest expense	(41,326)	—	(3,001)	(8,145)	—	(52,472)

Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	206,159	1,571	(3,001)	40,784	—	245,513
Fees and related income on non-securitized earning assets	446,736	47,628	86,422	707	—	581,493
Provision for loan losses	(483,648)	(1,188)	(11,942)	(9,340)	—	(506,118)

Net interest income, fees and related income on non-securitized earning assets	169,247	48,011	71,479	32,151	—	320,888
Other operating income:
Fees and related income on securitized earning assets	200,232	—	—	—	—	200,232
Servicing income	84,024	—	4,238	838	—	89,100
Ancillary and interchange revenues	42,737	556	—	—	—	43,293
Equity in income of equity-method investees	106,911	(28)	—	—	—	106,883

Total other operating income	433,904	528	4,238	838	—	439,508
Total other operating expense	(415,159)	(17,930)	(78,566)	(28,646)	—	(540,301)
Minority interests	(12,898)	—	—	—	—	(12,898)

Income (loss) from continuing operations before income taxes	$175,094	$30,609	$(2,849)	$4,343	$—	$207,197
Loss from discontinued operations before income taxes	$—	$—	$(7,807)	$—	$(31,460)	$(39,267)

Securitized earning assets	$811,012	$—	$—	$—	$—	$811,012

Non-securitized earning assets, net	$634,262	$22,581	$82,522	$113,466	$5,990	$858,821

Loans and fees receivable, gross	$748,717	$12,217	$90,615	$137,169	$8,322	$997,040

Loans and fees receivable, net	$442,028	$9,710	$82,522	$113,466	$5,990	$653,716

Total assets	$1,684,208	$38,699	$218,809	$157,500	$14,681	$2,113,897

Notes payable	$278,349	$—	$5,000	$75,345	$—	$358,694

Year ended December 31, 2005	Credit Cards	Investments in Previously Charged-Off Receivables(1)	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$76,799	$—	$—	$36,509	$—	$113,308
Other	11,428	686	—	177	—	12,291

Total interest income	88,227	686	—	36,686	—	125,599
Interest expense	(18,431)	—	(7,874)	(7,563)	—	(33,868)

Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	69,796	686	(7,874)	29,123	—	91,731
Fees and related income on non-securitized earning assets	269,977	118,471	70,473	52	—	458,973
Provision for loan losses	(118,282)	—	(8,333)	(3,723)	—	(130,338)

Net interest income, fees and related income on non-securitized earning assets	221,491	119,157	54,266	25,452	—	420,366
Other operating income:
Fees and related income on securitized earning assets	127,779	—	—	—	—	127,779
Servicing income	119,319	—	18,617	580	—	138,516
Ancillary and interchange revenues	28,954	—	—	—	—	28,954
Equity in income of equity-method investees	41,307	4,320	—	—	—	45,627

Total other operating income	317,359	4,320	18,617	580	—	340,876
Total other operating expense	(331,800)	(31,461)	(60,128)	(19,915)	—	(443,304)
Minority interests	(13,349)	—	—	—	—	(13,349)

Income from continuing operations before income taxes	$193,701	$92,016	$12,755	$6,117	$—	$304,589
Loss from discontinued operations before income taxes	$—	$—	$(2,987)	$—	$(31,759)	$(34,746)

Securitized earning assets	$786,983	$—	$—	$—	$—	$786,983

Non-securitized earning assets, net	$280,320	$16,993	$52,001	$118,189	$808	$468,311

Loans and fees receivable, gross	$326,897	$—	$57,806	$144,489	$1,381	$530,573

Loans and fees receivable, net	$204,921	$—	$52,001	$118,189	$808	$375,919

Total assets	$1,402,040	$36,369	$200,579	$159,222	$22,980	$1,821,190

Notes payable	$37,541	$—	$50,300	$77,345	$—	$165,186

(1)	Net interest income, fees and related income on non-securitized earnings assets includes $69.6 million of gain on the bulk sale of previously charged-off receivables. (See Note 6, “Sale of Investments in Previously Charged-Off Receivables and Forward Flow Contract.”)

5.    Shareholders’ Equity

Treasury Stock

During 2006, our Board of Directors authorized a program to repurchase up to an additional 10 million shares of our outstanding common stock through June 2008. Under the new plan, we may repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines. Our repurchased shares are carried at cost in our accompanying consolidated balance sheets as a reduction in shareholders’ equity. During 2007, we repurchased an aggregate of 3,884,163 shares of our common stock for $95.9 million in 2 separate privately negotiated transactions and 1,000,000 shares of our common stock in the open market for $12.0 million. The repurchased shares were placed in treasury.

Concurrent with our second quarter of 2005 issuance of $250.0 million of Convertible Senior Notes due 2025 (see Note 15, “Convertible Senior Notes”), we repurchased 2,994,000 shares of our common stock for $100.0 million.

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 598,724 during 2007, 82,060 during 2006 and 477,451 during 2005 at an approximate gross cost of $10.2 million, $ 1.0 million and $2.5 million, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan. Also during this period, we effectively purchased shares totaling 277,059 during 2007, zero during 2006 and 21,395 during 2005 at a cost of $3.7 million, zero and $0.9 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

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

6.    Sale of Previously Charged-Off Receivables and Forward Flow Contract

In June 2005, our debt collections business sold a portfolio of previously charged-off credit card receivables having a face amount of $2.9 billion to Encore and agreed to sell Encore up to $3.25 billion in face amount of the future charged-off credit card receivables at an established price over the following five years under a forward flow contract. As consideration for these transactions, we received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of previously charged-off credit card receivables and $67.0 million of deferred revenue related to the forward flow contract. The sale of the portfolio of previously charged-off credit card receivables resulted in a gain of $69.6 million, which we recorded in fees and related income on non-securitized earning assets on our 2005 consolidated statement of operations. Ten million dollars of the original $67.0 million in deferred revenue related to the forward flow contract was required to be held in escrow and is included in restricted cash on our consolidated balance sheet; as such, we are excluding this $10.0 million from income recognition computations until the underlying conditions are satisfied. We are accreting the remaining $57.0 million of the original deferred revenue into income over the life of the contract as our debt collections business delivers its associated volumes of charged-off credit card receivables to Encore. Based on the forward flow contract, our debt collections business is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with credit card receivables that we have held on our consolidated balance sheet. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the business being required to return a portion of the purchase price related to the forward flow contract. During 2007, 2006 and 2005, we accreted $16.6 million, $12.5 million and $5.7 million, respectively, of deferred revenue associated with the forward flow contract into fees and related income on non-securitized earning assets on our accompanying consolidated statements of operations. In addition, by December 31, 2007, we had met the base volume requirements underlying the $10.0 million held in escrow under the forward flow contract; based on the terms of the contract, the escrowed amount will be released incrementally as volume targets above the base volume requirements are met beginning in the first quarter of 2008. As we receive the escrowed proceeds, we will begin to release this restricted cash and recognize the underlying revenue over the remaining term of the contract.

7.    Investments in Equity-Method Investees

In January 2005, we purchased a 47.5% interest in a joint venture for $10.9 million, including transaction costs. One of our wholly owned subsidiaries and two unaffiliated investors formed this entity in connection with the acquisition of $376.3 million (face amount) in credit card receivables. These receivables were then transferred to a subsidiary of the joint venture, and then on to a trust pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust. We account for our investment in this joint venture and other similar investments in existence as of December 31, 2007 and 2006 under the equity method of accounting, and these investments are included in investments in equity-method investees on our consolidated balance sheets.

Transistor Holdings, LLC (“Transistor”) was formed during the fourth quarter of 2004 by one of our wholly owned subsidiaries and two unaffiliated entities to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association (“Fleet”). We account for our interest in Transistor using the equity method of accounting. We have a 33.3% interest in Transistor and funded this investment with $48.3 million in cash. Using capital received from us and each of the other two partners in Transistor, as well as the proceeds of a structured financing not qualifying for gain-on-sale securitization accounting, a wholly owned subsidiary of Transistor then purchased the portfolio of credit card receivables from Fleet. These receivables were formerly owned by Circuit City prior to their purchase by Fleet. In the third quarter of 2006, Transistor completed the sale of its credit card receivables pursuant to a Statement No. 140 transfer in exchange for a subordinated interest in a trust, thereby resulting in a securitization gain of $36.2 million, of which 33.3% or $12.1 million is included in our equity in income of equity-method investees.

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

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	December 31,
	2007	2006	2005
Securitized earning assets	$127,514	$168,288	$73,020

Non-securitized earning assets, net	$—	$—	$556,930

Total assets	$134,621	$179,107	$651,402

Total liabilities	$2,929	$10,147	$474,509

Members’ capital	$131,692	$168,960	$176,893

	For the year ended December 31,
	2007	2006	2005
Net interest income, fees and related income on non-securitized earning assets	$8	$88,644	$180,040

Fees and related income on securitized earning assets	$65,523	$168,111	$47,411

Total other operating income	$77,277	$184,411	$72,052

Net income	$72,287	$251,594	$112,869

8.    Fingerhut Receivables

In September 2005, we sold Fingerhut receivables (an interest in which we originally acquired from Federated Department Stores, Inc. in 2002 and which were generated by private label revolving credit cards used to purchase items from the Fingerhut catalog) to a trust pursuant to a Statement No. 140 transfer in exchange for a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $31.6 million. Because the fees earned by us for servicing the Fingerhut trust’s receivables did not represent adequate compensation for servicing, we recorded a servicing liability associated with our servicing obligation. During the fourth quarter of 2006, the debt underlying the Fingerhut trust was repaid, and as a result, the remaining assets underlying the Fingerhut trust were brought on to our consolidated balance sheet at $18.4 million. We have included these credit card receivables as a component of loans and fees receivable, net on our accompanying consolidated balance sheets as of December 31, 2007 and December 31, 2006, with related income on the receivables included in our accompanying 2007 and 2006 consolidated statement of operations.

9.    Acquisitions

In January 2007, we acquired a 75% ownership interest in JRAS for $3.3 million from its former owners, and we intend to expand its operations over the next several years through a mixture of its own debt financing and our additional equity contributions. Equity contributions that we made to JRAS in 2007 and subsequent to our acquisition increased our ownership interest in JRAS to a 91% ownership interest level as of December 31, 2007 and there is the potential that we may further increase our ownership interest level with future potential equity contributions. At its acquisition date, JRAS operated four retail locations in Georgia. As of December 31, 2007, JRAS had ten retail locations with additional locations under development. JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each store front; this type of operation is commonly referred to as a “Buy Here/Pay Here” operation. JRAS currently retains all loans and servicing for all customer financing contracts and, at December 31, 2007, had a $10.0 million line of credit provided by a commercial finance company, $9.5 million of which was outstanding at that date. As part of the JRAS acquisition transaction, we recorded $1.7 million of goodwill and $0.7 million of intangible assets.

In February 2007, we acquired all of the assets of San Diego, California-based ACC. At acquisition date, ACC serviced approximately $275 million in auto finance receivables. ACC operates in twenty-six states with collection centers in San Diego, California and Denver, Colorado and has approximately 200 employees. Contemporaneously with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco Credit Union (“Patelco”). These assets were originated by ACC and were serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which we acquired in April 2005. As part of the ACC transaction, we recorded $7.0 million of goodwill and $1.7 million of intangible assets.

In April 2007, we acquired 95% of the outstanding shares of MEM for £11.6 million ($22.3 million) in cash. A contingent performance-related earnout could be payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earnout is £120.0 million. MEM operates in the U.K., and originates 1-month micro-loans over the Internet.

Also in April 2007, we acquired our U.K. Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables from Barclaycard, a division of Barclays Bank PLC. We paid the purchase price of £383.5 million ($766.4 million) in cash. A substantial portion of the cash purchase price obligation was funded through a traditional securitization pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $100.4 million. See Note 11, “Off Balance Sheet Arrangements,” for further discussion.

10.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”) requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value. As part of our preliminary purchase price allocations for our Auto Finance segment’s acquisitions of ACC and JRAS in the first quarter of 2007, our Auto Finance segment recorded goodwill of $7.0 million and $1.7 million, respectively.

As part of our preliminary purchase price allocations for our acquisition of MEM in the second quarter of 2007, we recorded goodwill of £11.0 million ($21.7 million).

During December 2007, we approved a formal plan to sell our Retail Micro-Loan operations located in six states and representing 105 storefront locations. Based on our annual assessment of the fair value of our Retail Micro-Loans segment in accordance with Statement No. 142, we recorded a fourth quarter of 2007 goodwill impairment charge of $53.6 million (of which $5.2 million is included in the loss from discontinued operations) to properly report goodwill at its fair value at December 31, 2007. We determined this impairment based on current market conditions, information available used in conjunction with our calculation of the expected present value of future cash flows associated with the business and the prices of comparable businesses.

During February 2006, we learned from our principal Retail Micro-Loans segment bank partner that the FDIC had effectively asked insured financial institutions to cease deferred-presentment and installment micro-loan activities conducted through processing and servicing agents. Cessation of these activities directly affected our micro-loan subsidiaries’ ability to continue operating as a processing and servicing agent in four states. As such, we conducted an assessment of the fair value of our Retail Micro-Loans segment using, in accordance with Statement No. 142, a combination of the expected present value of future cash flows associated with the business and the prices of comparable businesses. Based on this assessment, we recorded during the first quarter of 2006 a goodwill impairment charge of $10.5 million to properly report goodwill at its fair value.

Changes (in thousands) in the carrying amount of goodwill for 2007 and 2006 by reportable segment are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2005	$108,501	$22,160	$139	$130,800
Impairment loss	(10,546)	—	—	(10,546)
Purchase accounting adjustments during the year	—	—	(139)	(139)

Balance as of December 31, 2006	97,955	22,160	—	120,115
Goodwill acquired during the period	—	8,708	21,725	30,433
Impairment loss	(53,609)	—	—	(53,609)
Foreign currency translation	—	—	230	230

Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169

Intangible Assets

We had $2.3 million and $3.2 million of intangible assets that we determined had an indefinite benefit period as of both December 31, 2007 and 2006, respectively. As part of our preliminary purchase price allocations for the acquisitions of ACC and JRAS during the first quarter of 2007, we recorded $2.4 million of intangible assets subject to amortization related to customer relationships and trade names.

As part of our preliminary purchase price allocation for the purchase of the then remaining minority interest in our merchant credit subsidiary, Cards, LLC, in August 2006, we recorded $3.6 million of intangible assets subject to amortization related to customer relationships and intellectual property. While we have closed the operations of our merchant credit subsidiary as of December 31, 2007, the intangible assets of those operations have ongoing utility and have been transferred to our Credit Cards segment.

The net unamortized carrying amount of intangible assets subject to amortization was $5.9 million and $9.1 million as of December 31, 2007 and 2006, respectively. Intangible asset-related amortization expense was $6.5 million, $5.0 million and $3.4 million during 2007, 2006 and 2005, respectively. Included in 2007 and 2006 amortization expense are $2.6 million and $0.8 million of impairment charges, respectively.

Estimated future amortization expense (in thousands) associated with intangible assets is as follows:

2008	$2,399
2009	1,666
2010	552
2011	426
2012	356
Thereafter	532

Total	$5,931

11.     Off-Balance-Sheet Arrangements

We securitize certain credit card receivables that we purchase on a daily basis through our third-party financial institution relationships. Prior to December 2007, we had not previously securitized our lower-tier credit card receivables, but with our decision in December 2007 to securitize these lower-tier credit card receivables, we now securitize substantially all of our credit card receivables. In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to two separate trusts (an “upper-tier originated portfolio” master trust and a “lower-tier originated portfolio” master trust), which issue notes representing undivided ownership interests in the assets of the respective master trusts. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was our acquisition of the U.K. Portfolio and the securitization of its approximately $970 million of gross face amount of underlying credit card receivables in the second quarter of 2007.

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

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the year ended December 31,
	2007	2006	2005
Gross amount of receivables securitized at year end	$3,537,678	$1,623,822	$1,668,022

Proceeds from collections reinvested in revolving-period securitizations	$1,183,792	$1,142,927	$1,060,421

Excess cash flows received on retained interests	$175,458	$254,514	$239,399

Securitization gains	$106,489	$6,193	$40,142
Income from retained interests in credit card receivables securitized	176,040	173,670	73,143
Fees on securitized receivables	18,957	20,369	14,494

Total fees and related income on securitized earning assets	$301,486	$200,232	$127,779

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

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	December 31,
	2007	2006
Interest only (“I/O”) strip	$96,313	$90,426
Accrued interest and fees	32,768	15,976
Servicing liability	(23,821)	(8,838)
Amounts due from securitization	24,104	8,738
Fair value of retained interests	886,215	704,710

Securitized earning assets	$1,015,579	$811,012

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

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	December 31,
	2007	2006	2005
Net collected yield (annualized)	33.5%	26.2%	29.8%
Payment rate (monthly)	5.4	6.7	6.7
Expected principal credit loss rate (annualized)	18.8	9.3	14.2
Residual cash flows discount rate	24.6	16.9	13.6
Servicing liability discount rate	14.0	14.0	14.0

The 2007 net collect yield, payment rate and expected principal credit loss rate in the above table were all significantly affected by the weightings associated with our December 2007 securitization of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. The trending increase in residual cash flows discount rates in the above table reflects (1) reduced levels of excess collateral within our securitization trusts over the past several quarters, as well as (2) increased market spreads above our LIBOR interest rate index that we believe to exist as of December 31, 2007 given the recent turbulence in global liquidity markets (with some offsetting effects, however, of reductions in the base LIBOR interest rate index between 2006 and 2007). Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, at lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns.

During the third quarter of 2006, we re-aligned our net collected yield and expected principal credit loss rate assumptions to better reflect the specific categories of expected returns on our retained interests. In prior periods, these two assumptions represented gross billed yield (exclusive of certain fees earned on securitized receivables) and expected credit loss rates (which were inclusive of expected losses of both billed yield and principal), respectively. Accordingly, the effects of this re-alignment were to reduce the yield used in our Statement No. 140 models to reflect only those cash flows associated with yield that we expect to collect, as well as to correspondingly reduce our expected credit loss rate to reflect only the principal losses we expect to incur. These generally offsetting changes in our assumptions contributed $4.4 million to our after-tax net income.

The following illustrates the hypothetical effect on the December 31, 2007 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Assumptions and valuation effects of changes thereto
Net collected yield (annualized)	33.5%
Impact on fair value of 10% adverse change	$(62,839)
Impact on fair value of 20% adverse change	$(125,851)
Payment rate (monthly)	5.4%
Impact on fair value of 10% adverse change	$(12,095)
Impact on fair value of 20% adverse change	$(26,100)
Expected principal credit loss rate (annualized)	18.8%
Impact on fair value of 10% adverse change	$(34,826)
Impact on fair value of 20% adverse change	$(72,092)
Residual cash flows discount rate	24.6%
Impact on fair value of 10% adverse change	$(13,816)
Impact on fair value of 20% adverse change	$(27,180)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(195)
Impact on fair value of 20% adverse change	$(390)

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

In 2007, we engaged in two significant credit card receivables securitization transactions, one in April 2007 involving our U.K. Portfolio and one in December 2007 involving our lower-tier credit card receivables. Key assumptions used to value our retained interests in these securitizations immediately upon their respective securitizations are as follows:

	April 2007 securitization	December 2007 securitization
Net collected yield (annualized)	25.0%	48.1%
Payment rate (monthly)	4.1	5.5
Expected principal credit loss rate (annualized)	12.4	31.4
Residual cash flows discount rate	20.0	31.7
Servicing liability discount rate	14.0	14.0

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations. Although we did not securitize our lower-tier credit card receivables until December 2007, our 2007 net charge offs disclosure in the table below includes all 2007 net charge offs on these receivables.

	December 31,
	2007	2006
Total managed principal balance	$2,855,762	$1,468,533
Total managed finance charge and fee balance	681,916	155,289

Total managed receivables	$3,537,678	$1,623,822

Receivables delinquent—60 or more days	$711,146	$165,555

Net charge offs during each year	$313,092	$143,727

12.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	December 31,
	2007	2006
Software	$97,701	$85,089
Furniture and fixtures	22,272	14,029
Data processing and telephone equipment	66,332	58,434
Leasehold improvements	45,245	18,716
Buildings	1,336	—
Land	4,956	—

Total cost	237,842	176,268
Less accumulated depreciation	(153,376)	(112,282)

Property, net	$84,466	$63,986

As of December 31, 2007, the weighted-average remaining depreciable life of our depreciable property was 5.9 years.

13.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $36.6 million (including $5.6 million of lease termination and impairment expense), $21.1 million and $18.9 million for 2007, 2006 and 2005, respectively. During the fourth quarter of 2006, we entered into a 15-year lease for 411,125 square feet which now houses our corporate offices and certain Atlanta-based call center operations. Construction of the new space began in January 2007, and we moved into the new building in June 2007. In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. As of December 31, 2007, the future minimum rental commitments for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows (in thousands):

	Gross	Sub-lease income	Net
2008	$21,418	$(1,752)	$19,666
2009	18,315	(2,475)	15,840
2010	15,849	(2,524)	13,325
2011	14,222	(1,523)	12,699
2012	12,830	(53)	12,777
Thereafter	105,237	(498)	104,739

Total	$187,871	$(8,825)	$179,046

In addition, we lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2007, the future minimum commitments for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows (in thousands):

	Note	Interest	Gross
2008	$8,240	$440	$8,680
2009	2,653	91	2,744
2010	589	30	619
2011	289	3	292

	$11,771	$564	$12,335

14.	Notes Payable and Other Borrowings

Notes payable and other borrowings consists of the following (in millions) as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Notes payable:
Structured financing within our Credit Cards Segment, average rate of 7.09%	$—	$150.0
Retail Micro-Loans Seller Note, rate of 10%	—	5.0
Structured financings within our Auto Finance segment, average rate 7.22% at December 31, 2007 and average rate of 9.34% at December 31, 2006, payable to 2008 through 2013	196.0	75.3
Third-party financing of Auto Finance segment receivables, rate of 10.3%, due January 2009	9.5	—
Third-party financing of Auto Finance segment inventory, rate of 24%, month-to-month	0.2	—
Note payable to Cards, Inc, rate of 0%	—	0.8
Vendor-financed software and equipment acquisitions, rates from 2% to 7% at both December 31, 2007 and December 31, 2006, payable to 2008 through 2009	11.8	16.5
MEM secured debt, rate of 6.9% at December 31, 2007, payable through 2008	4.0	—
MEM subordinated debt, rate of 9% at December 31, 2007, payable through 2009	0.5	—
Repurchase agreements, average rate of 6.24% at December 31, 2007 and 6.0% at December 31, 2006, due January 2008	13.6	61.7

Total notes payable	235.6	309.3
Other borrowings:
U.S. government securities sold not yet purchased, average rate at December 31, 2006 of 5.1%	—	49.4

Total notes payable and other borrowings	$235.6	$358.7

The scheduled maturities of our notes payable and other borrowings are $128.5 million in 2008, $3.2 million in 2009, $10.1 million in 2010, $0.3 million in 2011, $0.0 million in 2012 and $93.5 million thereafter.

In December 2007, we amended our securitization facilities associated with our lower-tier credit card receivables to qualify for off-balance sheet treatment under Statement No. 140.

In November 2007, our MEM U.K.-based on-line micro-loan operations entered into a financing agreement that we have guaranteed, which allows it to borrow up to £6.5 (approximately $13.0 million at December 31, 2007 exchange rates) to finance its operations. This financing arrangement is secured by MEM’s underlying assets, and MEM had drawn an equivalent of $4.0 million against this facility as of December 31, 2007.

In September 2007, we entered into a structured financing agreement through which we fund auto loan originations within our Auto Finance segment. The facility allows for a maximum capacity of $200.0 million, has an interest rate at the one-month LIBOR rate plus 150 basis points, matures in September 2008 and is recourse only to the auto finance receivables that serve as collateral under the facility. As of December 31, 2007, $50.0 million was drawn under this facility.

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

JRAS, acquired within the Auto Finance segment in January 2007, has a financing facility with a maximum capacity of $10.0 million that is recourse only to its auto finance receivables, and a liquidating financing facility previously used to fund inventory.

The repurchase agreements relate to our investments in debt securities, are made through a wholly owned subsidiary and are recourse only to the specific debt security investments underlying each individual repurchase agreement.

In July 2007, a $5.0 million seller note within our Retail Micro-Loans segment matured and was paid.

We are in compliance with the covenants underlying all of our various notes payable and debt facilities.

15.	Convertible Senior Notes

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

16.	Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $2.2 billion at December 31, 2007 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2007, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of December 31, 2007, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $369.3 million—a slight decrease from the $370.1 million level at December 31, 2006 as a result of declines in our liquidating portfolios offset by our U.K. Portfolio acquisition. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases declines along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments and charge-offs combined to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Additionally, we have entered into an agreement whereby we have agreed to guarantee the payment obligations of one of our subsidiaries servicing a portfolio of auto loans owned by another of our subsidiaries. We currently do not have any liability recorded with respect to this guarantee, but we will record one if events occur that make payment probable under this guarantee.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $82.5 million at December 31, 2007. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $7.1 million as of December 31, 2007. Our other third-party originating financial institution relationships require similar arrangements for which we have pledged $22.6 million in collateral as of December 31, 2007. In addition, in connection with the April 2007 acquisition of our U.K. Portfolio, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to Visa Europe. Those obligations include, among other things, compliance with Visa Europe’s operating regulations and by-laws. We also guarantee the certain performance obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the Federal Trade Commission (“FTC”) commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and we continue to respond to their requests. The FDIC and FTC have proposed limitations on certain marketing, servicing and collection practices and reimbursement of significant fees to affected customers. We believe that our marketing and other materials and servicing and collection practices comply with applicable law, and we are vigorously contesting the proposed reimbursement of fees. The matters under investigation involve a significant amount of fees and a substantial number of accounts, and although it is premature to determine the outcomes of these investigations or their effects on our financial condition, results of operations, business position and consolidated financial statements, an adverse outcome could have a materially adverse effect upon us. Settlement discussions with the FTC and FDIC are ongoing.

Certain of our subsidiaries had agreements with third-party financial institutions pursuant to which the applicable subsidiaries serviced micro-loans on behalf of the financial institutions in exchange for servicing fees; these servicing activities ceased in May 2006 as a result of the FDIC’s decision effectively asking FDIC-insured financial institutions to cease loan origination activities through these types of servicing arrangements. As a result of this guidance, the originating bank for which we previously serviced loans in four states exited that business and liquidated its existing loans through a loan participation relationship with Maverick Management Company LLC (“Maverick”). To facilitate that transaction and our orderly exit from these servicing operations, we agreed to indemnify Maverick for up to $2.8 million in losses that it may incur as a result of its being a successor to the bank’s interest in the loans and their liquidation. Richard W. Gilbert, a member of our Board of Directors and our Chief Operating Officer, has a 20% economic interest in Maverick, and Mr. Gilbert’s son is its manager. As of December 31, 2007, we had paid claims submitted by Maverick of $1.7 million against this indemnification obligation, and no further claims will be made as we have received a waiver terminating any further indemnification obligation to Maverick.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of December 31, 2007, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a five-year term securitization facility (expiring October 2009), a two-year variable funding securitization facility with renewal options (expiring January 2010) and a one-year conduit securitization facility with renewal options (term expiring September 2008) issued out of our upper-tier originated portfolio master trust; a two-year variable funding securitization facility and a two-year amortizing securitization facility issued out of our lower-tier originated portfolio master trust; a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014); a multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively; and an amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of the trust underlying our U.K. Portfolio securitization.

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

17.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, such temporary differences representing those differences between amounts reported for financial reporting purposes and amounts used for income tax purposes.

The current and deferred portions of federal and state income tax expense (in thousands) are as follows:

	For the year ended December 31,
	2007	2006	2005
Federal income tax expense:
Current tax (benefit) expense	$(58,769)	$27,241	$97,835
Deferred tax expense (benefit)	35,787	32,881	(866)

Total federal income tax expense	(22,982)	60,122	96,969

Foreign income tax expense:
Current tax benefit	(51)	—	—
Deferred tax benefit	(541)	—	—

Total foreign income tax benefit	(592)	—	—
State and other income tax expense:
Current tax expense	(49)	152	1,046
Deferred tax expense (benefit)	712	181	478

Total state and other income tax expense	663	333	1,524

Total income tax (benefit) expense	$(22,911)	$60,455	$98,493

Income tax expense in 2007, 2006 and 2005 differed from amounts computed by applying the statutory U.S. federal income tax rate to pretax income from operations principally as a result of the impact of lower tax benefit rates for foreign losses, unfavorable state income tax effects in certain jurisdictions and unfavorable permanent differences, including the effects of accruals pursuant to Interpretation No. 48. The following table reconciles our effective tax rate to the federal statutory rate:

	For the year ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
(Decrease in income tax benefit) increase in income tax expense resulting from:
Interest and penalties under Interpretation No. 48	(0.7)	—	—
Foreign income taxes	(1.2)	—	—
State and other income taxes and other differences, net	(2.1)	1.0	1.5

Effective tax rate	31.0%	36.0%	36.5%

The tax effects (in thousands) of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are presented below. The reported amounts have been adjusted to account for the reclassification of unrecognized tax benefits as required by Interpretation No. 48. In addition, the amounts reported for 2007 include deferred tax assets acquired as a result of our purchase of the stock of MEM.

	December 31,
	2007	2006
Deferred tax assets:
Software development costs/fixed assets	1,791	735
Equity in income of equity-method investees	5,991	11,998
Goodwill and intangible assets	16,156	(1,026)
Deferred costs	868	383
Warrants	—	9,048
Mark-to-market	3,881	2,121
Provision for loan loss	17,919	74,699
Equity Based Compensation	5,508	3,075
Charitable Contributions	5,003	2,554
Other	4,974	(1,908)
State Tax Benefits	30,671	25,990

	92,762	127,669
Valuation Allowance	(30,671)	(25,990)

	62,091	101,679
Deferred tax liabilities:
Prepaid expenses	$(1,582)	$(1,809)
Securitization-related income	(116,816)	(130,840)
Interest on debentures	(21,481)	(11,987)

	(139,879)	(144,636)

Net deferred tax liability	$(77,788)	$(42,957)

We incurred a net operating loss during 2007 that we will carry back to prior tax years ended December 31, 2005 and December 31, 2006, to recover federal taxes paid in prior years, and to state jurisdictions, as applicable and allowable, to recover state taxes paid in prior tax years.

We also incurred net operating losses in certain foreign jurisdictions in 2007, which are reflected in the deferred tax assets in the table above. The net operating losses will be utilized in future tax periods to offset future taxable income of these operations in the foreign jurisdictions.

The valuation allowance in the above table represents a provision for uncertainty as to the realization of net operating losses or credit carry forwards in certain state tax jurisdictions. Because the entities that generated these net operating losses or credits have not yet generated a profit that is subject to tax in these state tax jurisdictions and are not expected for the foreseeable future to generate a profit that is subject to tax in these state tax jurisdictions, it is more likely than not that these net operating losses or credits will never be utilized to reduce future state tax liabilities in these jurisdictions. There are no other net operating loss or credit carry forwards other than those described herein.

Interpretation No. 48 issued by the FASB in June 2006 requires companies to assess the probability that a tax position taken may not ultimately be sustained. For those positions that do not meet the more-likely-than-not recognition threshold required under Interpretation No. 48, no benefit may be recognized. We adopted Interpretation No. 48 as of January 1, 2007 and increased our tax liabilities and reduced retained earnings by $3.1 million in connection with its adoption. As of the adoption date, we had gross tax-effected unrecognized tax benefits of $52.5 million of which $11.0 million, if recognized, would affect our effective tax rate.

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the U.K., the Netherlands and the U.S. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. Currently, we are under audit by various jurisdictions for various years, including audit by the Internal Revenue Service for the 2004 tax year. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years; if any such changes arise, however, we do not expect them to be material.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with our adoption of Interpretation No. 48, we recognized $5.6 million for the payment of interest and penalties at January 1, 2007, which is included as a component of the $52.5 million unrecognized tax benefits noted above. During 2007, we recognized $2.3 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
Balance at January 1, 2007	$52,520
Additions based on tax positions related to the current year	26,158
Reductions based on tax positions related to the current year	(396)
Interest and Penalties Accrued	2,322
Additions for tax positions of prior years	123
Reductions for tax positions of prior years	(915)
Reductions for closings of statutes of prior years	(3,111)

Balance at December 31, 2007	$76,701

Unrecognized tax benefits that, if recognized, would affect the effective tax rate aggregate to $11.9 million and $11.0 million at December 31, 2007 and the date of adoption, respectively. Anticipated statute of limitations lapses (taken in isolation) over the next 12 months are expected to result in a $2.8 million reduction in our tax expense over the same period.

18.	Net Income Per Common Share

The following table sets forth the computation of net income per common share (in thousands, except per share data):

	For the year ended December 31,
	2007	2006	2005
Numerator:
(Loss) income from continuing operations	$(30,427)	$132,999	$193,935

Loss from discontinued operations	$(20,569)	$(25,524)	$(22,585)

Net (loss) income	$(50,996)	$107,475	$171,350

Denominator:
Basic (weighted-average shares outstanding)	48,717	48,734	49,574
Effect of dilutive stock options and warrants	—	1,604	1,654

Diluted (adjusted weighted-average shares)	48,717	50,338	51,228

(Loss) income from continuing operations per common share—basic	$(0.62)	$2.73	$3.91

(Loss) income from continuing operations per common share—diluted	$(0.62)	$2.65	$3.78

Loss from discontinued operations per common share—basic	$(0.42)	$(0.52)	$(0.45)

Loss from discontinued operations per common share—diluted	$(0.42)	$(0.51)	$(0.44)

Net (loss) income per common share—basic	$(1.04)	$2.21	$3.46

Net (loss) income per common share—diluted	$(1.04)	$2.14	$3.34

Our 2006 adoption of the modified prospective application of stock option expensing under Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” (“Statement No. 123(R)”), affects the above year-over-year comparison of net income per common share. See Note 20, “Stock-Based Compensation,” for a pro–forma presentation of net income per share for 2005.

As their effects were anti-dilutive due to our net losses in 2007, we excluded all of our stock options and unvested restricted shares from our 2007 net loss per common share calculation. Excluded from the 2006 and 2005 net income per common share calculations are 520,000 and 26,000 of stock options, respectively, as their effects were anti-dilutive. Also excluded from the 2007, 2006 and 2005 net income per common share calculations are 5,677,950 shares associated with our share lending agreement discussed in Note 15, “Convertible Senior Notes.”

For the years ended December 31, 2007, 2006 and 2005, under the guidance of Emerging Issues Task Force 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no shares potentially issuable and thus includible in the diluted net income per common share calculation under our 3.625% Convertible Senior Notes due 2025 issued in May 2005 and 5.875% Convertible Senior Notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $43.42 and $52.83 conversion prices for the May 2005 and November 2005 Convertible Senior Notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 Convertible Senior Notes is approximately 5.8 million and 5.7 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 15, “Convertible Senior Notes,” for a further discussion of these convertible securities.

19.	Stock-Based Compensation

As of December 31, 2007, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan). Exercises and vestings under these plans resulted in our recognition of income tax benefits within additional paid-in capital of $2.5 million, $0.2 million and $5.9 million in 2007, 2006 and 2005, respectively.

Stock Options

Under our three stock option plans, the 1998 Plan, the 2000 Plan and the 2003 Plan (collectively, “the Plans”), we may grant shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years.

Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective application. During 2007, we expensed compensation costs of $2.2 million related to our stock option plans, and during 2006, we expensed compensation costs of $1.7 million related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table presents the effects on net income (in thousands) and net income per common share if we had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

For the year ended December 31, 2005

Net income attributable to common shareholders, as reported	$171,350
Stock-based employee compensation expense determined under fair value basis, net of tax	(754)

Pro-forma net income	$170,596

Net income per common share:
Basic—as reported	$3.46
Basic—pro-forma	$3.44
Diluted—as reported	$3.34
Diluted—pro-forma	$3.33

Due to a variety of factors, including the timing and number of awards, the above pro-forma results may not be indicative of the future effect of stock option expensing on our results of operations.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of December 31, 2007:

	Shares reserved	Available for issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	20,000
2000 Stock Option Plan	1,200,000	93,911	47,267
2003 Stock Option Plan	1,200,000	566,915	598,997

Information related to options outstanding under the Plans is as follows:

	For the year ended December 31,
	2006		2005
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
Outstanding at beginning of year	655,388	$9.44	1,337,706	$11.96
Granted	500,000	40.99	—	—
Exercised	(74,550)	10.69	(492,884)	8.08
Cancelled/Forfeited	(949)	11.38	(189,434)	35.84

Outstanding at end of year	1,079,889	$23.96	655,388	$9.44

	For the year ended December 31, 2007
	Number of shares	Weighted- average exercise price	Weighted- average of remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2007	1,079,889	$23.96
Granted	50,000	34.75
Exercised	(462,625)	6.39
Cancelled/Forfeited	(1,000)	7.15

Outstanding at December 31, 2007	666,264	$36.99	4.66	$108,598

Exercisable at December 31, 2007	116,264	$20.78	1.80	$108,598

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options outstanding			Options exercisable
Exercise Price	Number outstanding	Weighted- remaining average contractual life (in years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.00 – $12.00	31,100	2.8	$6.77	31,100	$6.77
$12.01 – $25.00	65,164	1.0	18.80	65,164	18.80
$25.01 – $50.00	570,000	5.2	40.72	20,000	49.00

	666,264	4.7	$36.99	116,264	$20.78

As of December 31, 2007, our unamortized deferred compensation costs associated with non-vested stock options were $5.9 million. We received $3.0 million in cash proceeds from stock option exercises during 2007.

We have estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below. We did not grant any options during 2005.

Assumptions	2007	2006
Fair value per share	$11.14	$16.34
Dividend yield	—	—
Volatility factors of expected market price of stock(1)	30%	30%
Risk-free interest rate	5.25%	5.0%
Expected option term (in years)	4.0	6.0

(1)	We use the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption.

Restricted Share Awards

Under our 2004 Restricted Stock Plan, we granted 213,579 shares, 391,116 shares and 243,407 shares to our employees and directors, with fair values of $6.8 million, $15.8 million and $7.5 million for the years ended 2007, 2006 and 2005, respectively. (Included within the 2006 grant amounts are 250,000 shares with a fair value of $10.2 million that we issued to our President.) When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of December 31, 2007, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $15.6 million with a weighted-average remaining amortization period of 2.6 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 3.25 years as of December 31, 2007.

20.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friend’s Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3%. We contributed matching contributions under our U.S. and U.K. plans of $0.8 million, $0.5 million and $0.4 million per year in 2007, 2006 and 2005, respectively.

We also have an Employee Stock Purchase Plan (“ESPP”). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to the greatest of 100% of their annual wages or the equivalent of $10,000 fair market value of our common stock withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.5 million to purchase 24,904 shares of common stock in 2007, $0.6 million to purchase 19,382 shares of common stock in 2006 and $0.5 million to purchase 18,143 shares of common stock in 2005 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $255,000, $88,000 and $69,000 in 2007, 2006 and 2005, respectively.

21.	Related Party Transactions

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

Richard R. House, Jr. and Richard W. Gilbert each indirectly owned 9.5% of VSI, the third-party developer of our database management system prior to the sale of VSI in 2004 to an unaffiliated third party. During 2007, 2006 and 2005, we paid $8.8 million, $8.4 million and $6.1 million, respectively, to VSI and its subsidiaries for software development, account origination and consulting services. Under the terms of the VSI sale agreement, Mr. House and Mr. Gilbert are entitled to receive earn-out payments based on VSI gross revenue increases in 2004, 2005 and 2006, when compared to the prior year. Mr. House and Mr. Gilbert received earn-out payments of $146,000, $79,000 and $79,000 each during 2005, 2006 and 2007, respectively.

From 2001 until August 2007, we subleased 7,316 square feet of excess office space to Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate per square foot was the same as the rate that we paid on the prime lease. Total rent for the sublease was $0.1 million for 2007 and $0.2 million in each of the years 2006 and 2005.

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.00 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

We have been a long-term contributor to the Solidarity School, a philanthropically-funded grade school program serving the children of Hispanic immigrant families. A substantial portion of the our contributions to the Solidarity School historically have been funded by proceeds from our Aspiré a Mas credit card, one of our credit card offerings marketed primarily to the Hispanic community and some offerings of which have contained our promise that at least 1% of cardholder purchases will be reinvested in the Hispanic community through contributions to qualifying charitable organizations (which include the Solidarity School). David G. Hanna (our Chief Executive Officer and Chairman of the Board of Directors) and Frank J. Hanna, III (a member of our Board of Directors) are both members of the board of directors of the Solidarity School and, consistent with prior philanthropic activities, Frank J. Hanna, III also has personally guaranteed the mortgage on the school’s facility. Historically we have made charitable contributions to a variety of worthy causes and we expect to continue to support the Solidarity School and other organizations that are aimed at helping others through social, educational and spiritual means. Our contributions to the Solidarity School were zero in 2007, $0.8 million in 2006, and $0.5 million in 2005.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J.Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of December 31, 2007, the outstanding balance of the notes held by the partnership was £3.9 million ($7.9 million). The notes held by the partnership comprise approximately 1.5% of the $539.0 million in total notes within the trust on that date and are subordinate to the senior traunches within the trust. The “B” traunche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust receives 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. Frank J. Hanna, Jr., owns a substantial minority interest in Urban Trust and serves on its Board of Directors. In December 2006, Urban Trust deposited $0.7 million with us to cover its share of future expenses of the program. Also in December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders. Through December 31, 2007, Urban Trust used all of the $0.7 million deposit to fund its share of the net costs of the program and made net additional contributions to cover further growth. Also through December 31, 2007, we increased our deposit with Urban Trust to $5.9 million to cover the growth in purchases by Urban Trust cardholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 29, 2008.

COMPUCREDIT CORPORATION

By:	/s/ DAVID G. HANNA
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 29, 2008

/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	February 29, 2008

/s/ GREGORY J. CORONA Gregory J. Corona	Director	February 29, 2008

/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	February 29, 2008

/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	February 29, 2008

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	February 29, 2008

/s/ DEAL W. HUDSON Deal W. Hudson	Director	February 29, 2008

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	February 29, 2008

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	February 29, 2008

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	February 29, 2008