Form 10-Q
period 2008-03-31
COMPUCREDIT CORP
filed 2008-05-07
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended March 31, 2008

of

COMPUCREDIT CORPORATION

a Georgia Corporation

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

Five Concourse Parkway, Suite 400

Atlanta, Georgia 30328

(770) 828-2000

CompuCredit has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding twelve months and has been subject to such filing requirements for the past ninety days.

CompuCredit is an accelerated filer and is not a shell company.

As of May 2, 2008, 47,929,998 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 3,651,069 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $28,314 at March 31, 2008 and $29,128 at December 31, 2007)	$211,901	$137,526
Securitized earning assets	1,000,390	1,015,579
Non-securitized earning assets, net:
Loans and fees receivable, net (of $28,680 and $27,199 in deferred revenue and $54,500 and $51,489 in allowances for uncollectible loans and fees receivable at March 31, 2008 and December 31, 2007, respectively)	364,569	357,027
Investments in previously charged-off receivables	19,252	14,523
Investments in securities	21,340	27,714
Deferred costs, net	13,947	14,923
Property at cost, net of depreciation	79,602	84,466
Investments in equity-method investees	61,573	63,023
Intangibles, net	7,633	8,248
Goodwill	96,012	97,169
Prepaid expenses and other assets	55,105	45,247
Assets held for sale	9,772	8,735

Total assets	$1,941,096	$1,874,180

Liabilities
Accounts payable and accrued expenses	$121,719	$159,396
Notes payable and other borrowings	249,864	235,591
Convertible senior notes	550,000	550,000
Deferred revenue primarily from forward flow agreement	26,507	33,277
Current and deferred income tax liabilities	162,342	70,232

Liabilities related to assets held for sale	2,179	373

Total liabilities	1,112,611	1,048,869

Minority interests	32,833	32,732

Commitments and contingencies (Note 10)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 60,350,228 shares issued and 51,584,010 shares outstanding at March 31, 2008 (including 3,651,069 loaned shares to be returned); and 61,938,533 shares issued and 53,055,505 shares outstanding at December 31, 2007 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	407,466	409,964
Treasury stock, at cost, 8,766,218 and 8,883,028 shares at March 31, 2008 and December 31, 2007, respectively	(223,014)	(225,457)
Accumulated other comprehensive income	1,421	1,637
Retained earnings	609,779	606,435

Total shareholders’ equity	795,652	792,579

Total liabilities and shareholders’ equity	$1,941,096	$1,874,180

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
Interest income:
Consumer loans, including past due fees	$22,916	$80,386
Other	2,083	5,497

Total interest income	24,999	85,883
Interest expense	(11,474)	(15,784)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	13,525	70,099
Fees and related income on non-securitized earning assets	55,289	164,240
Provision for loan losses	(20,406)	(131,624)

Net interest income, fees and related income on non-securitized earning assets	48,408	102,715
Other operating income:
Fees and related income on securitized earning assets	42,491	19,702
Servicing income	48,286	18,895
Ancillary and interchange revenues	15,421	11,761
Equity in income of equity-method investees	8,474	9,719

Total other operating income	114,672	60,077
Other operating expense:
Salaries and benefits	18,779	18,313
Card and loan servicing	76,438	66,070
Marketing and solicitation	15,859	35,789
Depreciation	9,954	9,594
Other	29,131	29,096

Total other operating expense	150,161	158,862

Income from continuing operations before minority interests and income taxes	12,919	3,930
Minority interests	(2,019)	(712)

Income from continuing operations before income taxes	10,900	3,218
Income tax expense	(5,387)	(1,087)

Income from continuing operations	5,513	2,131
Discontinued operations:
Loss from discontinued operations before income tax benefit	(4,685)	(7,149)
Income tax benefit	1,640	2,502

Loss from discontinued operations	(3,045)	(4,647)

Net income (loss)	$2,468	$(2,516)

Income from continuing operations per common share—basic	$0.12	$0.04

Income from continuing operations per common share—diluted	$0.12	$0.04

Loss from discontinued operations per common share—basic	$(0.07)	$(0.09)

Loss from discontinued operations per common share—diluted	$(0.07)	$(0.09)

Net income (loss) per common share—basic	$0.05	$(0.05)

Net income (loss) per common share—diluted	$0.05	$(0.05)

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2008

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2007	61,938,533	$—	$409,964	$(225,457)	$1,637	$606,435	$792,579
Stock options exercises and proceeds related thereto	28,667	—	69	—	—	—	69
Use of treasury stock for stock-based compensation plans	(163,716)	—	(3,807)	2,931	—	876	—
Issuance of restricted stock	573,625	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	2,335	—	—	—	2,335
Purchase of treasury stock	—	—	—	(488)	—	—	(488)
Tax benefit related to stock-based compensation plans	—	—	(1,095)	—	—	—	(1,095)
Foreign currency translation adjustment, net of tax	—	—	—	—	(216)	—	(216)
Retired shares	(2,026,881)	—	—	—	—	—	—
Net income	—	—	—	—	—	2,468	2,468

Balance at March 31, 2008	60,350,228	$—	$407,466	$(223,014)	$1,421	$609,779	$795,652

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Net income (loss)	$2,468	$(2,516)
Other comprehensive income (loss):
Foreign currency translation adjustment	(312)	331
Income tax benefit related to other comprehensive income	96	—

Comprehensive income (loss)	$2,252	$(2,185)

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$2,468	$(2,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	10,117	10,119
Impairment of goodwill	1,132	—
Provision for loan losses	22,421	134,440
Amortization of intangibles	615	1,213
Accretion of deferred revenue	(6,770)	(7,696)
Stock-based compensation expense	2,335	2,585
Minority interests	2,019	712
Retained interests adjustments, net	102,773	62,180
Unrealized loss on investment securities classified as trading securities	4,123	2,516
Income in excess of distributions from equity-method investments	(97)	—
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease (increase) in investment securities classified as trading securities	1,038	(412)
Decrease (increase) in uncollected fees on non-securitized earning assets	7,383	(83,041)
Decrease (increase) in deferred costs	976	(42)
Increase in prepaid expenses	(14,125)	(8,410)
Increase (decrease) in current and deferred tax liability	91,112	(25,865)
Increase in deferred revenue	—	2,336
(Decrease) increase in accounts payable and accrued expenses	(35,446)	416
Other	6,226	(3,735)

Net cash provided by operating activities	198,300	84,800

Investing activities
Proceeds from equity-method investees	1,547	6,949
Investments in securitized earning assets	(457,708)	(254,977)
Proceeds from securitized earning assets	371,081	338,573
Investments in non-securitized earning assets	(320,111)	(527,327)
Proceeds from non-securitized earning assets	277,887	473,545
Increase in notes receivable	—	(2,433)
Acquisitions of assets	—	(191,376)
Purchases of and development of software, furniture, fixtures and equipment	(7,968)	(12,746)

Net cash used in investing activities	(135,272)	(169,792)

Financing activities
Minority interests distribution, net	(1,918)	(2,426)
Proceeds from exercise of stock options	69	714
Proceeds from the exercise of warrants	—	53,880
Purchase of treasury stock	(488)	(87,551)
Proceeds from borrowings	40,476	166,050
Repayment of borrowings	(26,653)	(15,903)

Net cash provided by financing activities	11,486	114,764

Effect of exchange rate changes on cash	(139)	—

Net increase in cash	74,375	29,772
Cash and cash equivalents at beginning of period	137,526	110,412

Cash and cash equivalents at end of period	$211,901	$140,184

Supplemental cash flow information
Cash paid for interest	$13,635	$16,914

Net cash (refunded) paid for income taxes	$(87,360)	$24,450

Supplemental non-cash information
Notes payable associated with capital leases	$9,019	$16,399

Issuance of restricted stock and stock options	$5,762	$4,069

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three months ended March 31, 2008 are not necessarily indicative of what our results will be for the year ending December 31, 2008. Our condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for our year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the SEC.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2. Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we followed in preparing our condensed consolidated financial statements, as well as a description of the significant components of our condensed consolidated financial statements.

Restricted Cash

Restricted cash includes $10.0 million of escrowed gross proceeds (and interest earned thereon) associated with our forward flow contract with Encore Capital Group, Inc (“Encore”), as well as certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities. Of the $10.0 million in restricted cash associated with our forward flow contract, as of March 31, 2008, $1.3 million represented cash that had been earned but not yet received from the escrow account.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net, on our consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net, consist principally of receivables associated with credit cards issued under our Investment in Previously Charged-Off Receivables segment’s balance transfer program, our retail and Internet micro-loan activities and our auto finance business. While we have never securitized (i.e. in off-balance-sheet securitizations) any of the receivables associated with our retail and Internet micro-loan activities or our auto finance business, we securitized substantially all of our credit card receivables in off-balance-sheet securitizations.

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

March 31, 2008

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

	For the Three Months Ended March 31,
	2008	2007
Roll-forward of Accretable Yield:
Balance at beginning of period	$28,737	$—
Accretable yield at acquisition date	—	66,081
Accretion of yield	(4,423)	(4,966)

Balance at March 31	$24,314	$61,115

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592

Carrying amount of loans and fees receivable at March 31, 2008	$84,871

Gross loans and fees receivable balance at acquisition date	$191,976

Gross loans and fees receivable balance at March 31, 2008	$108,851

In December 2007, we securitized a significant portfolio of lower-tier credit card receivables in an off-balance-sheet securitization. In reporting periods prior to this securitization transaction, the receivables associated with these lower-tier credit card offerings as shown on our condensed consolidated balance sheets included finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation and annual fees (which we recognize as income over the twelve-month period to which they apply), as well as monthly maintenance, late payment, over-limit, cash-advance and returned-check fees (which we recognize as income when they are assessed to cardholders). Similar charges and fees apply for our balance transfer program credit card receivables, which we continue to hold on our balance sheet within loans and fees receivable. Loans and fees receivable associated with our micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period in the case of our retail operations and over a one-month period in the case of our Internet operations). Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest due from customers, net of the unearned portion of loan discounts which we recognize over the life of each loan.

We provide an allowance for uncollectible loans and fees receivable for those loans and fees receivable we believe we ultimately will not collect. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following: historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account is open; the forecasted effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2007	Additions	Subtractions	Balance at March 31, 2008
Loans and fees receivable, gross	$435.7	$340.7	$(328.6)	$447.8
Deferred revenue	(27.2)	(30.4)	28.9	(28.7)
Allowance for uncollectible loans and fees receivable	(51.5)	(20.4)	17.4	(54.5)

Loans and fees receivable, net	$357.0	$289.9	$(282.3)	$364.6

As of March 31, 2008, the weighted average remaining accretion period for the $28.7 million of deferred revenue reflected in the above table was 30.7 months.

Our roll-forward of the allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$51.5	$225.3
Provision for loan losses	20.4	131.6
Charge offs	(19.9)	(137.2)
Recoveries	2.5	4.3

Balance at end of period	$54.5	$224.0

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

For the Three Months Ended March 31, 2008
Unrecovered balance at beginning of period	$14,523
Acquisitions of defaulted accounts	17,915
Cash collections	(27,610)
Accretion of deferred revenue associated with Encore forward flow contract	(6,718)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	21,142

Balance at March 31, 2008	$19,252

Estimated remaining collections (“ERC”)	$69,484

While our debt collections subsidiary holds some pools of normal delinquency charged-off accounts, its previously charged-off receivables principally consist of previously charged-off receivables associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 46.1% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically have invested in debt and equity securities. We have purchased these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 8, “Notes Payable and Other Borrowings.” We generally have classified our purchased debt and equity securities as trading securities and included realized and unrealized gains and losses in earnings in accordance with Statement No. 115. Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of March 31, 2008	As of December 31, 2007
Held to maturity:
Investments in debt securities of equity-method investees	$5,878	$6,819
Trading:
Investments in equity securities	1,148	2,956
Investments in asset-backed securities	14,314	17,939

Total investments in debt and equity securities	$21,340	$27,714

Our investments in asset-backed securities category in the above table historically has included a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. The market for these securities became extremely volatile in 2007 and the values ascribed to these securities declined significantly during 2007, giving rise to significant 2007 realized and unrealized losses on this category of securities. For the three months ended March 31, 2008, we incurred realized and unrealized losses totaling $5.2 million associated with this category of securities.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. These amounts are expensed once services have been performed or marketing efforts have been undertaken. Also included are various deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $15.5 million as of March 31, 2008 associated with our ongoing origination and servicing efforts in the U.K.) and vehicle inventory held by our “buy-here, pay-here” auto dealerships which are expensed as the associated sales revenues are earned.

Income Taxes

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom, and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2004. Currently, we are under audit by various jurisdictions for various years, including the Internal Revenue Service for the 2004 tax year. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years; if any such changes arise, however, we do not expect them to be material.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized $0.7 million and $ 0.8 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2008 and 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of income tax expense.

In the three months ended March 31, 2008, we received net refunds of taxes previously paid totaling $87.4 million.

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

	For the Three Months Ended March 31,
	2008	2007
Retail micro-loan fees	$19,574	$21,398
Fees on lower-tier credit card receivables while held on balance sheet	297	120,959
Income on investments in previously charged-off receivables	21,142	17,184
(Losses) gains on investments in securities	(5,161)	2,762
Internet micro-loan fees	7,718	—
Gross profit on auto sales	9,098	1,014
Other	2,621	923

Total fees and related income on non-securitized earning assets	$55,289	$164,240

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the Three Months Ended March 31,
	2008	2007
Securitization gains	$—	$—
Income from retained interests in credit card receivables securitized	34,220	14,875
Fees on securitized receivables	8,271	4,827

Total fees and related income on securitized earning assets	$42,491	$19,702

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for activation and annual membership fees, we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete activation and annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the twelve-month cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Note 7, “Off-Balance-Sheet Arrangements,” for further discussion on securitization gains and income from retained interests in credit card receivables securitized (including the effects of changes in retained interest valuations).

Fair Value

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”). Statement No. 159 allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we are adopting Statement No. 159 with respect to our securitized earning assets.

In January 2008, we adopted FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2008 by fair value hierarchy:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$1,080	$—	$14,314	$15,394
Securitized earning assets	$—	$—	$1,000,390	$1,000,390

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three months ended March 31, 2008:

	Investment Securities—Trading	Securitized Earning Assets	Total
Beginning balance	$17,939	$1,015,579	$1,033,518
Total gains or losses (realized/unrealized):
Net revaluation of retained interests	—	205,854	205,854
Total realized and unrealized losses	(3,625)	—	(3,625)
Purchases, issuances, and settlements, net	—	(221,043)	(221,043)
Net transfers in and/or out of Level 3	—	—	—

Ending balance	$14,314	$1,000,390	$1,014,704

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$(3,400)	$205,854	$202,454

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

We record the net revaluation of retained interests in the fees and related income from securitized earning assets category in our condensed consolidated statements of operations, specifically as income from retained interests in credit card receivables securitized. We record total realized and unrealized losses within the fees and related income from non-securitized earning assets category in our condensed consolidated statements of operations.

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more of these assets is determined to be impaired. During the three months ended March 31, 2008, we were required to make a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment by reason of our decision to discontinue that segment’s Texas operations and to pursue sale of those operations. We estimated the fair value of these assets using Level 3 inputs, specifically, discounted cash flow projections. At March 31, 2008, we recorded a non-cash goodwill impairment charge of $1.1 million to record the goodwill of our continuing Retail Micro-Loans segment operations at its estimated fair value.

For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2008 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets:
Goodwill	$—	$—	$96,012	$96,012
Intangibles, net	$—	$—	$7,633	$7,633
Assets held for sale	$—	$—	$9,772	$9,772

Recent Accounting Pronouncements

In July 2007, the FASB approved issuance for comment of a proposed FASB Staff Position (“Proposed FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. Based on decisions made by the FASB in the first quarter of 2008 after considering comment letters that it had received on the Proposed FSP, the FASB is expected to issue final guidance under the Proposed FSP in 2008; this guidance is expected to be effective for fiscal periods beginning after December 15, 2008, not to permit early application and to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of the Proposed FSP on our net income and net income per common share. Based on our initial review, however, this Proposed FSP would change the accounting treatment of our outstanding Convertible Senior Notes and would (1) shift a material portion of our Convertible Senior Notes balances to additional paid-in capital on our consolidated balance sheets, (2) create a discount on the Convertible Senior Notes that would be amortized as materially higher interest expense over the life of the Convertible Senior Notes, (3) cause us to show materially lower net income on our consolidated statements of operations, and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations,” (“Statement No. 141R”). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required, with limited exceptions, to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

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

3. Discontinued Operations

In the fourth quarter of 2007, we adopted a formal plan to discontinue (through sale or otherwise) 105 Retail Micro-Loan branches located within Florida, Oklahoma, Colorado, Arizona, Louisiana and Michigan. As a result, we have accounted for these business operations as discontinued operations, and we have classified the net assets of these operations as held for sale and have written them down to their estimated fair value. The write down to fair value for the tangible assets associated with these operations was $2.6 million.

Also during the fourth quarter of 2007, we shut down several business operations within our Other segment, including our stored value card operations, our U.S.-based Internet installment loan operations and operations under which we purchased and serviced motorcycle, all-terrain vehicle and personal watercraft loans through and for pre-qualified networks of dealers.

In the first quarter of 2008, we adopted a formal plan to sell 81 Retail Micro-Loans branches located within the State of Texas—a sale that was completed in April 2008. As a result, we also have accounted for these business operations as discontinued operations, and we have classified the net assets of these operations as held for sale and have written them down to their estimated fair value.

The components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended March 31,
	2008	2007
Net interest income, fees and related income on non-securitized earning assets	$3,606	$2,644
Other operating income	—	—
Other operating expense	8,291	9,793

Loss before income taxes	(4,685)	(7,149)
Income tax benefit	1,640	2,502

Net loss	$(3,045)	$(4,647)

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets and liabilities related to assets held for sale:

	March 31, 2008	December 31, 2007
Assets held for sale:
Loans and fees receivable, net	$7,730	$7,304
Property at cost, net of depreciation	1,242	1,010
Prepaid expenses and other assets	800	421

Total assets held for sale	$9,772	$8,735

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$2,179	$373

Total liabilities related to assets held for sale	$2,179	$373

4. Segment Reporting

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

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related (loss) income on non-securitized earning assets	$(8,460)	$22,010	$16,885	$15,812	$2,161	$48,408

Total other operating income	$114,131	$345	$—	$196	$—	$114,672

Income (loss) from continuing operations before income taxes	$(2,182)	$16,059	4,432	$(3,760)	$(3,649)	$10,900

Three Months Ended March 31, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Loss from discontinued operations before income taxes	$—	$—	$(4,185)	$—	$(500)	$(4,685)

Loans and fees receivable, gross	$6,302	$22,093	$33,472	$370,939	$14,943	$447,749

Loans and fees receivable, net	$5,837	$17,445	$28,088	$303,744	$9,455	$364,569

Total assets	$1,338,953	$53,503	$98,222	$390,547	$59,871	$1,941,096

Three Months Ended March 31, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$55,218	$17,730	$18,175	$11,592	$—	$102,715

Total other operating income	$59,216	$316	$—	$545	$—	$60,077

Income (loss) from continuing operations before income taxes	$(11,706)	$11,439	$4,078	$(593)	$—	$3,218

Loss from discontinued operations before income taxes	$—	$—	$(3,067)	$—	$(4,082)	$(7,149)

Loans and fees receivable, gross	$787,929	$13,452	$73,077	$280,793	$6,744	$1,161,995

Loans and fees receivable, net	$477,221	$10,964	$65,918	$259,928	$5,127	$819,158

Total assets	$1,613,526	$45,118	$204,456	$332,537	$38,554	$2,234,191

5. Treasury Stock

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three months ended March 31, 2008, we reissued 163,716 treasury shares at an approximate gross cost of $2.9 million, in satisfaction of option exercises and share vestings under our restricted stock plan. Also during the three months ended March 31, 2008, we effectively purchased 46,906 shares at a cost of $0.5 million, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings. We repurchased no other shares of our common stock during the three months ended March 31, 2008. Also during the three months ended March 31, 2008, shares previously lent to us were returned. These shares, totaling 2,026,881, were retired upon receipt. As of March 31, 2008, we still had outstanding 3,651,069 loaned shares to be returned to us.

6. Investments in Equity-Method Investees

As of March 31, 2008, we held a 61.25% interest in CSG, LLC (“CSG”). Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity. We account for our CSG investment using the equity method of accounting. As of March 31, 2008, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of March 31, 2008	As of December 31, 2007
Securitized earning assets	$129,309	$127,514

	As of March 31, 2008	As of December 31, 2007
Total assets	$132,667	$134,621

Total liabilities	$2,654	$2,929

Members’ capital	$130,013	$131,692

	For the Three Months Ended March 31,
	2008	2007
Net interest income, fees and related income on non-securitized earning assets	$1	$2

Fees and related income on securitized earning assets	$17,302	$18,883

Total other operating income	$19,656	$22,147

Net income	$18,594	$20,778

7. Off-Balance-Sheet Arrangements

We securitize certain credit card receivables that we purchase on a daily basis through our third-party financial institution relationships. Prior to December 2007, we had not previously securitized our lower-tier credit card receivables. We now securitize substantially all of our credit card receivables. In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to two separate trusts (an “upper-tier originated portfolio” master trust and a “lower-tier originated portfolio” master trust), which issue notes representing undivided ownership interests in the assets of the respective master trusts. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was our acquisition of the U.K. Portfolio and the securitization of its approximately £490 million ($970 million) of gross face amount of underlying credit card receivables in the second quarter of 2007.

Our only interest in the credit card receivables we securitize is in the form of retained interests in the securitization trusts. GAAP requires us to treat our transfers to the securitization trusts as sales and to remove the receivables from our consolidated balance sheets. Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities— A Replacement of FASB Statement 125,” (“Statement No. 140”) an entity recognizes the assets it controls and liabilities it has incurred, and derecognizes the financial assets for which control has been surrendered and all liabilities that have been extinguished. An entity is considered to have surrendered control over the transferred assets and, therefore, to have sold the assets if the following conditions are met:

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

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the Three Months Ended March 31,
	2008	2007
Gross amount of receivables securitized at period end	$3,226,753	$1,522,031

Proceeds from collections reinvested in revolving-period securitizations	$418,417	$253,929

Excess cash flows received on retained interests	$52,662	$48,753

	For the Three Months Ended March 31,
	2008	2007
Securitization gains	$—	$—
Income from retained interests in credit card receivables securitized	34,220	14,875
Fees on securitized receivables	8,271	4,827

Total fees and related income on securitized earning assets	$42,491	$19,702

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

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities and have elected fair value accounting for them under Statement No. 159, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions using Level 3 significant unobservable inputs as defined by Statement No. 157. (See Note 2, “Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components”.)

The Level 3 fair value measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Under the cash-out method, we record the future cash flows at a discounted value. We discount the cash flows based on the timing of when we expect to receive the cash flows. We base the discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within thirty days of verification.

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	March 31, 2008	December 31, 2007
Interest only (“I/O”) strip	$194,459	$96,313
Accrued interest and fees	27,345	32,768
Servicing liability	(21,276)	(23,821)
Amounts due from securitization	20,523	24,104
Fair value of residual interests	782,318	887,215
Issuing bank partner continuing interests	(2,979)	(1,000)

Securitized earning assets	$1,000,390	$1,015,579

The I/O strip reflects the fair value of our rights to future income from securitizations arranged by us and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income we expect to receive from the securitizations. Amounts due from securitization represent cash flows that are distributable to us from the prior month’s cash flows within each securitization trust; we generally expect to receive these amounts within thirty days from the close of each respective month. The fair value of residual interests category represents the net present value of the cash flows that will be returned to us associated with our funded interests (generally for cardholder purchases) in our securitization trusts. Lastly, certain of our issuing bank partners and their affiliates have contractual rights entitling them to maintain continuing economic interests in our securitized earning assets; these issuing bank partners’ continuing interests are netted against the value of our securitized earning assets in the above table.

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	March 31, 2008	December 31, 2007	March 31, 2007
Net collected yield (annualized)	39.0%	33.5%	26.9%
Payment rate (monthly)	5.5	5.4	6.6
Expected principal credit loss rate (annualized)	17.5	18.8	9.4
Residual cash flows discount rate	25.1	24.6	17.7
Servicing liability discount rate	14.0	14.0	14.0

The 2007 net collected yield, payment rate and expected principal credit loss rate in the above table were all significantly affected by the weightings associated with our December 2007 securitization of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. The trending increase in residual cash flows discount rates in the above table reflects (1) reduced levels of excess collateral within our securitization trusts over the past several quarters, as well as (2) increased market spreads above our LIBOR interest rate index that we believe to exist as of December 31, 2007 and March 31, 2008 given the recent turbulence in global liquidity markets (with some offsetting effects, however, of reductions in the base LIBOR interest rate index within the past year). Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, at lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns.

The following table illustrates the hypothetical effect on the March 31, 2008 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Net collected yield (annualized)	39.0%
Impact on fair value of 10% adverse change	$(64,675)
Impact on fair value of 20% adverse change	$(129,349)
Payment rate (monthly)	5.5%
Impact on fair value of 10% adverse change	$(8,075)
Impact on fair value of 20% adverse change	$(17,646)
Expected principal credit loss rate (annualized)	17.5%
Impact on fair value of 10% adverse change	$(29,644)
Impact on fair value of 20% adverse change	$(59,289)
Residual cash flows discount rate	25.1%
Impact on fair value of 10% adverse change	$(12,205)
Impact on fair value of 20% adverse change	$(24,056)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(200)
Impact on fair value of 20% adverse change	$(399)

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

Our managed receivables portfolio underlying our securitizations (including only those of our consolidated subsidiaries) is comprised of our retained interests in the credit card receivables we have securitized and other investors’ shares of these securitized receivables. The investors’ shares of securitized credit card receivables are not our assets. The following table summarizes (in thousands) the balances included within, and certain operating statistics associated with, our managed receivables portfolio underlying both the outside investors’ shares of and our retained interests in our credit card receivables securitizations. Although we did not securitize our lower-tier credit card receivables until December 2007, for comparative purposes, our 2007 net charge offs disclosure in the table below includes all fourth quarter 2007 net charge offs on these receivables.

	March 31, 2008	December 31, 2007
Total managed principal balance	$2,663,366	$2,855,762
Total managed finance charge balance	563,387	681,916

Total managed receivables	$3,226,753	$3,537,678

Receivables delinquent — sixty or more days	$589,038	$711,146

Net charge offs for the three months ended	$176,922	$77,855

8. Notes Payable and Other Borrowings

Notes payable and other borrowings consist of the following (in millions) as of March 31, 2008:

March 31, 2008
Structured financings within our Auto Finance segment, average rate 5.8%, payable to 2008 through 2013	$207.3
Third-party financing of Auto Finance segment receivables, rate of 7.3%, due January 2009	10.0
Third-party financing of Auto Finance segment inventory, rate of 10.0%, month-to-month	2.6
Vendor-financed software and equipment acquisitions, rates from 2% to 7%, payable to 2008 through 2009	9.0
MEM secured debt, rate of 6.6%, payable through 2009	7.0
MEM subordinated debt, rate of 9.0%, payable through 2009	0.5
Repurchase agreements, average rate of 6.2%, due on demand	13.5

Total notes payable and other borrowings	$249.9

We are in compliance with the covenants underlying all of our various notes payable and other borrowings.

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

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the three months ended March 31, 2007 and 2008 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,435	—	8,435

Balance as of March 31, 2007	$97,955	$30,595	$—	$128,550

Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Foreign currency translation	—	—	(25)	(25)
Impairment loss	(1,132)	—	—	(1,132)

Balance as of March 31, 2008	$43,214	$30,868	$21,930	$96,012

In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained retail micro-loans segment operations and our discontinued Texas retail micro-loans operations, thereby resulting in a $1.1 million impairment loss in the three months ended March 31, 2008.

Intangible Assets

We had $2.3 million of intangible assets that we determined had an indefinite benefit period, as of both March 31, 2008 and December 31, 2007. The net unamortized carrying amount of intangible assets subject to amortization was $5.3 million as of March 31, 2008 and $5.9 million as of December 31, 2007. Intangible asset-related amortization expense was $0.6 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

10. Commitments and Contingencies

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $2.2 billion at March 31, 2008 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2008, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of March 31, 2008, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $358.5 million—a slight decrease from the $369.3 million level at December 31, 2007 as a result of the continued liquidation of our purchased portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases declines along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments and charge-offs combined to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $85.2 million at March 31, 2008. Our arrangements with this particular originating financial institution expire in March 2009. If we were to terminate a sub-service agreement under which this institution also provides certain services for us, we would incur penalties of $5.7 million as of March 31, 2008. Our other third-party originating financial institution relationships require similar arrangements for which we have pledged $19.9 million in collateral as of March 31, 2008. In addition, in connection with the April 2007 acquisition of our U.K. Portfolio, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to Visa Europe. Those obligations include, among other things, compliance with Visa Europe’s operating regulations and by-laws. We also guarantee the certain performance obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and settlement discussions with the FDIC and FTC are ongoing. In the near future, we expect to enter into settlement agreements with the FDIC and FTC limiting certain marketing, servicing and collection practices (all or substantially all of which previously were discontinued) and requiring us to credit various fees to affected customers. We believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcomes of these investigations, we do not believe that any payments that we agree to make will be material to our financial condition. In addition, we expect the financial institutions that issue credit cards on our behalf to enter into complementary agreements with the FDIC. It is premature to determine the future impact on us of any of these agreements.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of December 31, 2007, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a two-year variable funding securitization facility with renewal options (expiring January 2010), a five-year term securitization facility (expiring October 2009), and a one-year conduit securitization facility with renewal options (term expiring September 2008) issued out of our upper-tier originated portfolio master trust; a two-year amortizing securitization facility (expiring December 2009) and a two-year variable funding securitization facility (expiring March 2009) issued out of our lower-tier originated portfolio master trust; a multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired during 2004 and in the first quarter of 2005, respectively; an amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of the trust underlying our U.K. Portfolio securitization; and a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014).

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

11. Net Income Per Common Share

The following table sets forth the computation of net income (loss) per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$5,513	$2,131

Loss from discontinued operations	$(3,045)	$(4,647)

Net income (loss)	$2,468	$(2,516)

Denominator:
Basic weighted-average shares outstanding	46,742	50,262
Effect of dilutive stock options, warrants and restricted shares	97	—

	For the Three Months Ended March 31,
	2008	2007
Diluted adjusted weighted-average shares outstanding	46,839	50,262

Income from continuing operations per common share—basic	$0.12	$0.04

Income from continuing operations per common share—diluted	$0.12	$0.04

Loss from discontinued operations per common share—basic	$(0.07)	$(0.09)

Loss from discontinued operations per common share—diluted	$(0.07)	$(0.09)

Net income (loss) per common share – basic	$0.05	$(0.05)

Net income (loss) per common share – diluted	$0.05	$(0.05)

As their effects were anti-dilutive, we excluded 671,148 and 565,333 of stock options and unvested restricted shares, respectively, from the three months ended March 31, 2008 net income per common share calculations. As their effects were anti-dilutive due to our net losses for the three months ended March 31, 2007, we excluded all of our stock options and unvested restricted shares from the three months ended March 31, 2007 net loss per common share calculations.

12. Stock-Based Compensation

As of March 31, 2008, we had five stock-based employee compensation plans (an employee stock purchase plan, three stock option plans and a restricted stock plan).

Stock Options

For the three months ended March 31, 2008 and 2007, we expensed compensation costs of $0.5 million in each period, related to our stock option plans and recognized income tax benefits within additional paid-in capital of $1.1 million and $0.7 million, respectively, related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

The following table provides the reserved common shares and common shares available for future issuance for each of our stock option plans as of March 31, 2008:

	Shares Reserved	Available for Issuance	Outstanding
1998 Stock Option Plan	1,200,000	307,281	20,000
2000 Stock Option Plan	1,200,000	94,011	36,834
2003 Stock Option Plan	1,200,000	566,915	598,997

A summary of the status of our stock options as of March 31, 2008 and changes for the three months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2008	666,264	$36.99
Granted	—	—
Exercised	(10,333)	6.71
Cancelled/Forfeited	(100)	7.65

Outstanding at March 31, 2008	655,831	$37.47	4.49	$42,947

Exercisable at March 31, 2008	105,831	$22.16	1.72	$42,947

As of March 31, 2008, our unamortized deferred compensation costs associated with non-vested stock options were $5.4 million. We received approximately $69,000 in cash proceeds from stock option exercises during the three months ended March 31, 2008.

Restricted Share and Restricted Stock Unit Awards

During the three months ended March 31, 2008, we granted an aggregate of 578,650 shares of restricted stock and restricted stock units with an aggregate grant date fair value of $5.5 million. Our restricted share and restricted stock unit grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of March 31, 2008, our unamortized deferred compensation costs associated with non-vested restricted share and restricted stock unit awards were $17.4 million with a weighted-average remaining amortization period of 2.7 years. Our restricted stock units were issued pursuant to a new stock compensation plan that has been approved by our Board of Directors and is subject to a vote by our shareholders to occur on May 8, 2008.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted share and restricted stock unit grants. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 3.0 years as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2007, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially because of factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We principally serve these markets through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. We contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa® and MasterCard® credit cards, and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waiver and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans (generally less than $500 for less than thirty days and to which we refer as “micro-loans”) marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy here, pay here used car business and sell used automobiles through our own buy here, pay here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

Our only significant business change during the three months ended March 31, 2008 was our decision to discontinue and hold for sale our Texas retail micro-loans operations— a sale that was completed in April 2008.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. For example, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become over ninety days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios. We also made certain changes to our collections programs and practices throughout 2007, and these changes have had the effect of increasing our delinquencies and expected future charge off levels and ratios. Moreover, we made further changes in the fourth quarter of 2007 that adversely affected fee income and will continue to negatively affect our future other income ratios and/or delinquency and charge off levels and ratios. We foresee making further changes to our account management practices in the future and are unable to predict the effects of these changes at this time.

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and settlement discussions with the FDIC and FTC are ongoing. In the near future, we expect to enter into settlement agreements with the FDIC and FTC limiting certain marketing, servicing and collection practices (all or substantially all of which previously were discontinued) and requiring us to credit various fees to affected customers. We believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcomes of these investigations, we do not believe that any payments that we agree to make will be material to our financial condition. In addition, we expect the financial institutions that issue credit cards on our behalf to enter into complementary agreements with the FDIC. It is premature to determine the future impact on us of any of these agreements.

Subject to the availability of liquidity to us at attractive terms and pricing, our shareholders should expect us to continue to evaluate and pursue for acquisition additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business. Our focus is on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon, even if these decisions may result in volatile earnings under GAAP—such as in the case of incurring significant marketing expenses in one particular quarter to facilitate expected future long-term growth and profitability or in the case of the accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”). To the extent we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, for example, we will have securitization gains or losses, which may be material; this happened during the fourth quarter of 2007 with our securitization of our lower-tier credit card receivables—a transaction that generated $211.1 million of pre-tax income in that quarter. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto included herein.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,
(In thousands)	2008	2007	2008 vs. 2007
Earnings:
Total interest income	$24,999	$85,883	$(60,884)
Interest expense	(11,474)	(15,784)	4,310
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	19,574	21,398	(1,824)
Fees on lower-tier credit card receivables while held on balance sheet	297	120,959	(120,662)
Income on investments in previously charged-off receivables	21,142	17,184	3,958
(Losses) gains on investments in securities	(5,161)	2,762	(7,923)
Internet micro-loan fees	7,718	—	7,718
Gross profit on auto sales	9,098	1,014	8,084
Other	2,621	923	1,698
Other operating income:
Income from retained interests in credit card receivables securitized	34,220	14,875	19,345
Fees on securitized receivables	8,271	4,827	3,444
Servicing income	48,286	18,895	29,391
Ancillary and interchange revenue	15,421	11,761	3,660
Equity in income of equity-method investees	8,474	9,719	(1,245)

Total Revenue	$183,486	$294,416	$(110,930)
Provision for loan losses	20,406	131,624	(111,218)
Other operating expense:
Salaries and benefits	18,779	18,313	466
Card and loan servicing	76,438	66,070	10,368
Marketing and solicitation	15,859	35,789	(19,930)
Depreciation	9,954	9,594	360
Other	29,131	29,096	35
Minority interests	2,019	712	1,307

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our lower-tier credit card receivables until our securitization of them in December 2007 and from our Auto Finance segment. The decrease is primarily due to our December 2007 securitization of our lower-tier credit card receivables. We reported $62.8 million of total interest income on these receivables during the three months ended March 31, 2007, while income associated with our retained interest in the securitization trust underlying these receivables now is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Our total interest income in successive quarters of this year will be below levels experienced during comparable quarters of 2007 for the above-noted reason. However, under current relatively modest growth plans, we expect some growth in total interest income levels in successive quarters of this year relative to the current quarter.

Also included within total interest income (under the other category on our condensed consolidated statements of operations) is interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Moreover, our reduced holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income levels.

Interest expense. The decrease is primarily due to our December 2007 securitization of our lower-tier credit card receivables; interest expense associated with these receivables was $4.0 million in the first quarter of 2007; whereas, all interest costs associated with these receivables now are borne by our lower-tier originated portfolio master trust. Income associated with our retained interest in this securitization trust (net of interest costs) is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. We also experienced reduced interest costs within our Auto Finance segment, and unless we secure the capital necessary to significantly grow our asset base underlying our Auto Finance segment debt facilities in 2008, we expect a further drop in 2008 interest expense levels. We did, however, experience higher interests costs within our MEM U.K. Internet-based micro-loan operations, reflecting our acquisition of these operations in the second quarter of 2007 and its subsequent funding of receivables growth by drawing on its available credit lines. Based on the current debt financing capacity within MEM’s operations, however, we expect only modest increases in its growth and interest costs in successive quarters of this year.

Fees and related income on non-securitized earning assets. The decrease in fees and related income on non-securitized earning assets was largely attributable to:

•	the securitization of our lower-tier credit card offerings in December 2007, which caused a decrease of $120.8 million; and

•

a decrease of $8.0 million representing the difference between our experiencing an aggregate $2.8 million in realized and unrealized gains on our portfolio of investments in debt and equity securities in the first quarter of 2007, versus our experiencing an aggregate $5.2 million in realized and unrealized losses on this portfolio of investments in the first quarter of 2008;

partially offset, however, by:

•

an increase in income within our Investments in Previously Charged-Off Receivables segment of $4.0 million, which relates to growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and to heightened levels of previously charged-off receivables sales under our forward flow contract with Encore and correspondingly greater accretion of deferred revenue (in part due to the release of a portion of $10.0 million in escrowed Encore monies to us) in the first quarter of 2008 relative to the first quarter of 2007;

•	$7.7 million of MEM fee income in the first quarter of 2008, reflecting our acquisition of MEM in the second quarter of 2007; and

•	$8.1 million of higher first quarter of 2008 gross profits on automotive vehicle sales within our JRAS operations, which we acquired during the first quarter of 2007 and subsequently have expanded.

Our first quarter 2008 losses on our portfolio of third-party debt and equity securities parallels losses experienced by many other investors in mortgage-backed bonds issued by asset-backed securitization structures. We originally allocated $52.1 million of capital to these investments between the fourth quarter of 2004 and late 2006, and the recent losses we have experienced within these investments reflect a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Because our investment portfolio is held in a separate subsidiary (and not in a third-party fund), and because the debt we incurred to leverage our original investment is recourse only to the underlying securities, our remaining exposure (i.e., exposure to pre-tax loss) associated with our investments in third-party asset-backed securities is limited to $2.4 million as of March 31, 2008. While we believe the dislocation we are seeing is producing trading values for many securities that are irrationally low relative to the estimated discounted cash flow value of the securities, our subsidiary may continue to experience trading weakness in its investments in the future that may result in further losses in successive quarters of this year, limited, however, to our remaining $2.4 million net investment.

First quarter 2008 income growth within our Investments in Previously Charged-off Receivables segment principally reflects a significant increase in the volume of charge offs that the segment purchased from our lower-tier originated portfolio master trust and then sold under its forward flow agreement with Encore; this volume increase relates to the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that are realizing peak charge-off levels in the first and second quarters of 2008. It also reflects our recognition of income associated with the release of a portion of $10.0 million in escrowed Encore monies to us. We anticipate a modest decline in our income within this segment in the third and fourth quarters of this year as its expanded balance transfer and Chapter 13 bankruptcy operations and potential acquisitions of charged-off receivables portfolios from outside third parties will not completely offset the expected effects of a dramatic drop in the charge offs that will be made available for it to purchase out of our lower-tier originated portfolio master trust.

Separately, in reference to the above “Fees and related income on non-securitized earning assets” table, we expect to see continued growth in gross profits from our JRAS operations and fees from our U.K.-based Internet micro-loan operations within MEM as both of these entities should continue to grow at modest levels throughout 2008.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables. The increase principally reflects the effects of our December 2007 securitization of our lower-tier credit card receivables, as partially offset by the effects of expected liquidations of our managed receivables within our purchased portfolio securitization trusts. Additionally, in our Credit Cards segment discussion below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income increased due to the December 2007 securitization of our lower-tier credit card portfolio and our April 2007 acquisition and securitization of our U.K. Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our purchased credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. Relative to first quarter 2008 servicing income levels, in the absence of portfolio acquisitions and given currently planned origination levels, we anticipate decreases in our servicing income levels in successive quarters of 2008 principally due to our liquidating purchased portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues increased modestly relative to first quarter 2007 levels correlating with growth in our managed receivables levels based on our 2007 originations of new credit card accounts and our April 2007 U.K. Portfolio acquisition. With slower growth in new credit card account additions expected in 2008 and absent portfolio acquisitions, we expect some reductions in our ancillary and interchange revenues in successive quarters of 2008 because of our liquidating purchased portfolios.

Equity in income of equity-method investees. Equity in income of equity-method investees decreased primarily due to diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Our December 2007 securitization of our lower-tier credit card receivables is the principal reason for the $111.2 million reduction in our provision for loan losses; credit losses on our lower-tier credit card receivables now are reflected exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Also contributing to the reduction in our provision for loan losses is slower growth within our Retail Micro-Loans and Auto Finance segments.

Total other operating expense. Total other operating expense decreased $8.7 million reflecting the following:

•

a $19.9 million decrease in marketing and solicitation costs due to our desire to preserve capital given the current dislocation of the global liquidity markets and our corresponding scale back in our marketing efforts (whereby, for example, we grossed 132,000 new credit card accounts during the first quarter of 2008 compared to approximately 351,000 in new credit card accounts during the first quarter of 2007);

partially offset by:

•

increases in salaries and benefits primarily due to personnel additions in connection with our first quarter 2007 Auto Finance segment acquisitions of JRAS and ACC and our second quarter 2007 acquisition of the U.K. Portfolio, all such increases being offset substantially by diminished salaries and benefits costs resulting from our fourth quarter 2007 decision to discontinue several businesses and initiatives;

•

increases in card and loan servicing expenses due to (a) a $6.5 million increase from servicing costs associated with the acquisition of our U.K. Portfolio, (b) a $0.7 million increase from servicing costs associated with our first quarter 2007 JRAS and ACC acquisitions within our Auto Finance segment, (c) a $1.0 million net increase in servicing costs related to growth in receivables during 2007 associated with our lower-tier credit card offerings, net of diminished servicing costs associated with our credit card portfolios acquired in prior years given their continuing liquidations, and (d) additional costs incurred related to the conversion of servicing relationships from BarclayCard to us in the first quarter of 2008—costs that are not expected to be continued in future periods.

While we incur certain base levels of fixed costs, the majority of our operating costs are highly variable based on the levels of accounts that we market and receivables that we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. Based on the recent disruption we have seen in global liquidity markets, we have reduced our marketing efforts and expect significantly reduced marketing costs and significantly slower growth in other expense categories (and potentially even some reductions in expenses within these other categories). We also have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets in addition to shutting down various operations that were start-up in nature and were not individually meeting our current capital allocation requirements—those being that we are seeking to allocate capital only to those product offerings with a history of proven returns meeting or exceeding our desired returns.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 12, “Stock-Based Compensation”) as minority interests in our consolidated statements of operations. The minority interests expense associated with these subsidiaries totaled $2.0 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. However, in the first quarter of 2008 this general trend reversed primarily due to increased profitability of our Embarcadero Trust.

Income taxes. Our effective tax rate was 60.3% and 36.0% for the three months ended March 31, 2008 and 2007, respectively. The increase in our first quarter 2008 effective tax rate reflects our expectation that the ratio of our permanent differences to pre-tax GAAP income will be greater in 2008 than we had estimated it to be for 2007 when we performed our first quarter of 2007 effective tax rate calculation.

Credit Cards Segment

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card portfolios as well as the performance associated with various investments in asset-backed debt and equity securities. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance and other fees. We also sell ancillary products such as memberships, insurance products, subscription services and debt waiver. Additionally, we earn interchange fees, which represent a portion of the merchant fee assessed by Visa® and MasterCard® based on cardholder purchase volumes underlying credit card receivables.

The way we record these receivables in our consolidated balance sheets and consolidated statements of operations depends on the form of our ownership. While the underlying activities are similar between each of our portfolios, there are differences, and how we reflect these activities in our financial statements differs dramatically depending on our ownership form. These forms include:

•	originated or purchased;

•	securitized or non-securitized; and

•	consolidated or non-consolidated.

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts; whereas, our purchased portfolios include the credit card receivables of customer accounts that were originated by others prior to our acquisitions of the portfolios at varying but generally significant purchase discounts. We spend a substantial amount of marketing resources to originate new cardholder accounts, and we expense the majority of these costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Accounts we originate generally do not charge off until after the account is open for at least six months. During periods of rapid growth in originated cardholder accounts, we likely will reflect high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we purchase credit card portfolios from others, we historically have purchased them at substantial discounts. We generally earn fees from the cardholders immediately after the purchase and do not have to bear the high marketing costs associated with originated accounts. The receivables we purchase are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see discussion below), we apply a portion of our purchase discount to offset the face amount of charge offs of all receivables in existence on the date of our acquisitions, and, therefore, we generally do not incur any negative and non-economic effects associated with these charge offs.

With our December 2007 securitization of our lower-tier credit card receivables, we now have securitized substantially all of our credit card receivables through off-balance-sheet securitizations. In these securitizations, we sell the receivables to a trust, and generally recognize a gain on this sale that we refer to as a securitization gain. Because we have sold these receivables in accordance with Statement No. 140, we remove them from our consolidated balance sheets. We record the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations. The sub-categories of income on these securitized receivables include: (1) the securitization gains noted above; (2) income from retained interests in credit card receivables securitized, which generally includes finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which includes activation fees, returned-

check fees and cash advance and other fees. We record fee charge offs for securitized receivables as an offset to their related revenues, and we account for net principal charge offs as an offset in determining income from retained interests in credit card receivables securitized.

During any periods in which we hold credit card receivables on our balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, and we include the over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance and other fees in the fees and other income on non-securitized earning assets category on our consolidated statements of operations. We reflect the charge offs of non-securitized receivables within our provision for loan losses.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that, with our securitization of our lower-tier credit card receivables in December 2007, we now sell substantially all of our credit card receivables in securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to an allowance for uncollectible loans and fees receivable; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our minority interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

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

Late in the third quarter and continuing into the fourth quarter of 2006, we discontinued our practice of billing finance charges and fees on credit card accounts that become over ninety days delinquent (our “2006 late-stage billing change”). Prior to this change, our policy was to bill finance charges and fees on all credit card accounts, except in limited circumstances, until we charged off the account and all related receivables, finance charges and other fees. In such prior periods, however, we excluded from our GAAP income and managed receivables data, the finance charge and fee income on all significantly delinquent then-non-securitized credit card receivables (i.e., lower-tier credit card receivables) for which we believed that collectibility was significantly in doubt on the date of billing. As such, our 2006 change in billing practices did not affect managed receivables charge off data associated with our then-non-securitized lower-tier credit card receivables, but it did negatively impact managed receivables data associated with our then-securitized off-balance-sheet managed receivables (which included receivables underlying our upper-tier originated portfolio master trust and our acquired portfolios).

Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge off data and other managed receivables statistics (in thousands; percentages of total):

	At or for the Three Months Ended
	2008	2007				2006
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Period-end managed receivables	$3,378,827	$3,717,050	$3,722,373	$3,501,468	$2,512,566	$2,599,667	$2,544,965	$2,472,352
Period-end managed accounts	4,775	5,105	5,268	4,756	3,755	3,700	3,611	3,502
Percent 30 or more days past due	21.4%	24.9%	21.0%	18.6%	18.0%	19.3%	19.3%	16.6%
Percent 60 or more days past due	17.8%	19.6%	15.5%	14.0%	13.9%	14.6%	14.6%	11.9%
Percent 90 or more days past due	14.3%	14.2%	11.0%	9.6%	10.3%	10.7%	10.6%	8.3%
Average managed receivables	$3,558,518	$3,731,286	$3,613,924	$3,419,306	$2,563,581	$2,558,100	$2,512,285	$2,420,507
Combined gross charge off ratio	50.2%	37.4%	29.8%	34.6%	34.6%	35.6%	31.3%	28.7%
Net charge off ratio	20.6%	15.8%	13.9%	16.9%	13.4%	11.9%	10.3%	9.5%
Adjusted charge off ratio	19.1%	13.9%	10.5%	9.6%	13.1%	10.7%	9.5%	8.5%
Total yield ratio	47.4%	56.1%	53.0%	49.3%	53.0%	61.4%	60.9%	58.2%
Gross yield ratio	24.3%	29.2%	29.2%	28.6%	28.8%	32.9%	35.3%	32.6%
Net interest margin	13.2%	18.0%	19.1%	19.0%	17.9%	22.6%	26.4%	23.7%
Other income ratio	(0.8)%	11.9%	13.1%	8.4%	10.8%	11.2%	10.5%	12.0%
Operating ratio	9.4%	11.9%	10.5%	10.6%	12.1%	13.9%	11.3%	10.1%

        Managed receivables. The general trend-line increase in our managed receivables through the end of 2007 is principally due to growth in our lower-tier credit card receivables. We experienced growth in these receivables of 110.9% in 2006 and 78.8% in 2007. The reduction in the fourth quarter of 2007 was primarily due to reductions in originations midway through the third quarter in response to tightened liquidity markets. The greater reduction in the first quarter of 2008 reflects a continuation of our reduced levels of originations, combined with significant charge-offs, primarily of accounts we originated in the second and third quarters of 2007. Absent our obtaining additional growth capital in the near future at attractive pricing and terms, we expect to continue to originate fewer receivables in the remainder of 2008 compared to the levels we achieved in the second and third quarters of 2007. Additionally, like other credit card issuers, we experienced lower than expected cardholder purchases in the fourth quarter of 2007 and the first quarter of 2008, which also contributed to the decline in fourth quarter 2007 and first quarter 2008 managed receivables.

Our U.K. Portfolio acquisition in the second quarter of 2007 added a significant number of accounts, thereby contributing to our significant overall growth in receivables in that quarter. Our individual purchased portfolios are always in a state of liquidation due to the absence of new cardholders to replace those who either pay off their balances or become delinquent and charge off. The growth in receivables within our originated portfolios (particularly growth in our lower-tier credit card receivables) in 2006 and throughout much of 2007 had exceeded the decline in receivables within our purchased portfolios, resulting in the overall increases in our managed receivables throughout 2006 and for the first three quarters of 2007. This trend was reversed in the fourth quarter of 2007 and the first quarter of 2008 as we significantly reduced marketing expenses, slowed originations and now are experiencing the peak vintage charge-off effects associated with approximately 1.5 million of predominantly lower-tier credit card accounts that we added in the second and third quarters of 2007.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2007. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

We experienced an increasing trend in our 30-plus, 60-plus and 90-plus day delinquencies through December 31, 2007, excluding slight seasonal declines in the first and second quarters of 2007. These increases predominantly are attributable to a mix change reflecting disproportionate receivables growth rates in our lower-tier credit card portfolios relative to those of our other credit card receivables. Our lower-tier credit card receivables typically experience substantially higher delinquency rates than those of our other originated and purchased portfolios.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. The growth in lower-tier credit card receivables that we generated in the past three years has fluctuated significantly, with higher than average growth in the third and fourth quarters of 2005 and the first quarter of 2006, followed by lower growth from the second quarter of 2006 to the first quarter of 2007, record growth in the second and third quarters of 2007, moderate growth in the fourth quarter of 2007 and a decline in the first quarter of 2008. This “marketing volume-based volatility” results in increasing delinquencies in the months immediately subsequent to months of high growth, followed by high charge offs generally in the third quarter following activation. Despite these fluctuations, we believe that the heightened delinquency and charge off levels and greater volatility in our delinquency statistics associated with our lower-tier credit card offerings are reasonable based on the relative returns offered.

The mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

In the first quarter of 2008, we experienced the initial charge-offs from the record 1.5 million aggregate originations of the second and third quarters of 2007. The portion of these accounts underlying our lower-tier credit card offerings were significantly delinquent at the end of the fourth quarter of 2007, and many charged off in the first quarter of 2008. The lower origination level of the fourth quarter of 2007 generated fewer delinquent accounts than the prior two quarters, so there were fewer delinquencies to replace the accounts that charged off. As a result, combined with the lower seasonal delinquencies we experience in the first quarter of every year, delinquencies improved in the first quarter of 2008, and we anticipate that they will continue to improve in the second quarter of 2008 before stabilizing at significantly lower levels throughout the remainder of the year. We also note that we have experienced lower early stage delinquencies in the first quarter of 2008 when compared to the first quarter of 2007; while these lower early stage delinquencies have resulted in lower late fee and over-limit fee revenues in the first quarter of 2008, they support our expectation of lower charge offs in the latter half of 2008.

Charge offs. We generally charge off credit card receivables when they become contractually 180 days past due or within thirty days of notification and confirmation of a customer’s bankruptcy or death. However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

We experienced two very significant trends over the past two years, both of which caused our combined gross charge off ratio and our net charge off ratio to increase during these years. First, the rush of customers to file for bankruptcy prior to the October 2005 effective date of the new bankruptcy laws accelerated certain charge offs into 2005 that we otherwise would have experienced in 2006. This shift lowered charge offs in 2006, dramatically impacting the first quarter and having a diminishing impact in subsequent quarters. The second trend relates to the growth in our lower-tier credit card offerings, which have higher charge offs, relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge off ratios to increase with the growth of our lower-tier credit card receivables. These two factors are the primary drivers of the general trend-line increases in our charge off ratios.

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

Seasonal fluctuations contributed to the increase in the combined charge off ratio in the fourth quarter of 2006, the first quarter of 2007, and the fourth quarter of 2007. In the second quarter of 2007, the combined charge off ratio was consistent with the first quarter, which is contrary to the seasonality trend we would anticipate. This variation resulted from the growth in the lower-tier credit card receivables having a greater impact than the seasonality trends. In addition, we acquired our U.K. Portfolio in the second quarter. A significant number of receivables within the U.K. Portfolio were in a late stage of delinquency at the time of our acquisition and charged off in the months following the close of our acquisition. These higher charge offs increased our combined charge off ratio in the second quarter. Since that time, the U.K. Portfolio addition has put downward pressure on our overall combined gross charge off ratio as this portfolio has a lower average charge off rate than our other portfolios.

Our combined gross charge off ratio spiked in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater numbers of additions of our lower-tier credit card accounts in prior quarters that reached their peak charge off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified by the economic pressures felt by our cardholders stemming from the general economy. These two factors carried over into the first quarter of 2008, with the marketing volume-based fluctuations having a far greater impact than in the fourth quarter of 2007. We expect this ratio to decline slightly in the second quarter of 2008 as we incur the remaining peak vintage charge-offs associated with the 1.5 million of predominantly lower-tier credit card accounts added in the second and third quarters of 2007. Thereafter, in the subsequent quarters of this year, we expect the combined gross charge off ratio to drop dramatically to levels significantly below the levels we experienced in 2007.

Net charge off ratio. The net charge off ratio measures principal charge offs, net of recoveries. The seasonal trends discussed above apply to this ratio in a manner similar to their effects on the combined gross charge off ratio. The increasing trend due to the shift in our mix toward a greater percentage of our receivables being comprised of lower-tier credit card receivables also impacts our net charge off ratio, but to a lesser degree than it affects our combined gross charge off ratio. Our lower-tier credit card portfolio has a significantly lower principal to total receivables ratio than do our other portfolios, so growth in this portfolio has less of an effect on our net charge off ratio than it does on our combined gross charge off ratio.

The net charge off ratio increased more than anticipated in the first quarter of 2007. This increase related primarily to the impact of accelerated charge-offs in the fourth quarter of 2005 depressing 2006 charge-offs and returning to more normal levels in the first quarter of 2007.

The net charge off ratio also increased in the second quarter of 2007 in excess of the typical trend line. This change is due to our U.K. Portfolio acquisition in that quarter. As noted above, this portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter of 2007, our net charge off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge off ratio than the receivables of our other portfolios. In the first quarter of 2008, the net charge off ratio increased at a slightly lesser rate than our combined gross charge off ratio, which is consistent with our expectations that our lower-tier credit card portfolio will influence net charge offs less than it will combined gross charge offs due to the relative mix of a cardholder’s balance between principal and fee receivables.

Adjusted charge off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Prior to our second quarter 2007 U.K. Portfolio acquisition, our most recent credit card receivables portfolio acquisition was in the first quarter of 2005. Generally, we saw an expected decline in the gap between the net charge off ratio and the adjusted charge off ratio with each passing quarter subsequent to that first quarter 2005 acquisition and into the first quarter of 2007. Our U.K. Portfolio acquisition in the second quarter of 2007 caused this gap to widen in the second quarter of 2007, with consistent declines in the gap in the third and fourth quarters of 2007 and the first quarter of 2008. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

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

The most significant of these exceptions relates to our 2006 late-stage billing change described above. We implemented this change during the fourth quarter of 2006 and into the first quarter of 2007, and it reduced our ongoing total yield and gross yield ratios as we discontinued billing finance charges and fees on any accounts over ninety days delinquent. This change was the primary reason for the decrease in our total yield and gross yield ratios from 60.9% and 35.3%, respectively, in the third quarter of 2006 to 53.0% and 28.8%, respectively, in the first quarter of 2007.

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

These ratios declined again in the second quarter due to the addition of our acquired U.K. Portfolio. This portfolio comprised about 20% of our managed receivables at December 31, 2007, and its total yield and gross yield are below average as compared to our other portfolios. The addition of the U.K. Portfolio negatively impacted our total yield and gross yield ratios by 4.8% and 1.7%, respectively, in the second quarter and by approximately 8.0% and 3.0%, respectively, in the second half of 2007.

Our gross yield ratio was flat in the final two quarters of 2007 due to further changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. Specifically, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their 3% or 4% (depending upon the product offering) contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact on the first quarter of 2008—an impact that we expect to continue in subsequent quarters.

Further significant declines in our total yield and gross yield ratios in the first quarter of 2008 primarily relate to the relative delinquency status of our lower-tier credit card receivables portfolio. As noted above, we no longer bill finance charges and fees on accounts that are more than ninety days delinquent. Late in the fourth quarter of 2007, the initial wave of accounts from our record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 became more than ninety days delinquent, and we stopped charging finance charges and fees to these accounts. In the first quarter of 2008, we did not bill finance charges and fees to a significant portion of the accounts within our lower-tier credit card receivables portfolio as the accounts remained more than ninety days delinquent. We included these accounts in our average managed receivables, but generated no yield from them, and our yield ratios declined as a result. Many of these accounts charged off during the first quarter of 2008, and more will charge off in the second quarter. As we remove the balances of these accounts from average managed receivables upon charge off, we expect that the mix of average managed receivables in our lower-tier credit card receivables portfolio for which we do not charge fees will decline, resulting in significant improvements in the total and gross yield ratios in the second and subsequent quarters of 2008.

Net interest margin. We generally expect our net interest margin to increase as our lower-tier credit card receivables become a greater percentage of our overall managed receivables. This trend is not evident over the past two years due to several factors, which vary among quarters.

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

Also impacting the first quarter of 2007 were better than expected early delinquency bucket roll rates and lower than expected delinquencies. These factors significantly reduced our expected late fee assessments, thereby resulting in a lower net interest margin. Further, the changes we made to our account management practices relating to the FDIC and FTC investigations also depressed our net interest margin, most heavily in the first quarter of 2007 and to a lesser degree in the second and third quarters of 2007.

Our net interest margin increased in the second and third quarters of 2007. These increases primarily resulted from the diminishing lag effect of our 2006 late-stage billing change and the continued growth of our lower-tier credit card receivables. The addition of our acquired U.K. Portfolio in the second quarter of 2007 partially offset these improvements because the net interest margin for this portfolio is below the weighted average rate of our other portfolios. This U.K. Portfolio offset had only a slight impact on the second quarter of 2007, but had a much greater impact on the third and fourth quarters of 2007.

Our net interest margin declined in the fourth quarter of 2007 due in part to higher charge offs, which resulted from seasonal increases that were amplified somewhat by economic pressures felt by our cardholders stemming from the tightened liquidity markets. The aforementioned November 2007 negative-amortization-related changes to our billing practices also negatively impacted our net interest margin in the fourth quarter of 2007.

The November 2007 negative-amortization-related changes to our billing practices also negatively affected our first quarter of 2008 net interest margin and are expected to have ongoing adverse affects on our net interest margins. Additionally, we also experienced lower early stage delinquency levels in the first quarter of 2008 as compared to early stage delinquency levels in the first quarter of 2007. While this development is favorable from a credit quality perspective and will translate directly into lower charge off levels in the last two quarters of 2008, lower early stage delinquency levels mean lower late payment fee assessments and a correspondingly lower net interest margin in the first quarter of 2008.

Our first quarter 2008 net interest margin also was depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first quarter of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge off vintage levels and charged off during the quarter, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarter. Once the large volumes of second and third quarter of 2007 lower-tier credit card receivables roll through their peak charge off vintage levels as expected in the second quarter of this year, we expect a significant increase in our net interest margins and a return to more traditional levels in the second half of this year.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a greater percentage of our overall managed receivables, as these receivables generate higher membership, over-limit, monthly maintenance and other fees than do our other portfolios. Several factors prevented this trend from occurring in 2006 and 2007.

In the second and third quarters of 2006, marketing volume-based volatility in our lower-tier credit card portfolios caused our other income ratio to decline. We originated 70% more accounts in the second half of 2005 than we did in the first half of that year. Since these receivables reach their peak charge off levels in eight to nine months from activation, the new accounts from the second half of 2005 inflated our charge offs in the second and third quarters of 2006 and depressed our other income ratio.

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

Despite the downward pressure on our other income ratio in the fourth quarter of 2006, the ratio increased from the prior quarter. This increase relates to the then-improved performance of our portfolio of investments in debt and equity securities, principally consisting of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index. We historically have reflected gains and losses on these investment activities in our Credit Cards segment’s other income ratio. We generated income from these investments of $3.7 million in the third quarter of 2006 and $6.5 million in the fourth quarter of 2006. This income softened the decline in the other income ratio in the third quarter, and caused the ratio to increase in the fourth quarter despite a decline in the performance of our credit card portfolios resulting from the 2006 late-stage billing change. In the first quarter of 2007, this income declined to $2.8 million, and then we incurred losses of $28.5 million, $37.4 million, $6.9 million, and $5.2 million in the second, third and fourth quarters of 2007 and the first quarter of 2008, respectively. Excluding these investment activities, our other income ratio would have increased from 10.2% in the fourth quarter of 2006 to 10.3%, 11.8% and 17.2% in the first, second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007 and -0.2% in the first quarter of 2008.

The addition of our acquired U.K. Portfolio in the second quarter of 2007 negatively impacted our other income ratios for the last three quarters of 2007. The other income ratio for this portfolio is well below the typical performance of our lower-tier credit card offerings, and is slightly below that of our traditional upper-tier originated portfolio. Adding the performance of these receivables to the overall mix of our managed receivables resulted in a decrease of approximately 200 basis points in the other income ratio in 2007. In the first quarter of 2008, however, our lower-tier credit card offerings generated a negative other income ratio, so the U.K. Portfolio was slightly accretive to this ratio in that quarter.

Excluding investment activities, our other income ratio increased quarter over quarter in 2007 before declining in the fourth quarter of 2007 and the first quarter of 2008. These decreases are due primarily to higher charge offs in the quarter resulting from the marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders stemming from the tightened liquidity markets. Our aforementioned November 2007 negative-amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in these quarters.

In the first quarter of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio and for the Credit Cards segment as a whole. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first quarter 2008 net interest margin are at play in the determination of our first quarter 2008 other income ratio—such factors including (1) the effects of lower early stage delinquency levels on our over-limit fee billings, (2) the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees, and (3) the large proportion of lower-tier credit card accounts that reached peak charge off vintage levels and charged off during the quarter, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio.

Once the large volumes of second and third quarter of 2007 lower-tier credit card receivables originations roll through their peak charge off vintage levels as expected in the second quarter of this year, we expect a significant increase in our other income ratio in the second half of this year.

Operating ratio. Our 2006 and 2007 operating ratios are higher than they have been in prior years, principally associated with the mix change in our receivables toward our lower-tier credit card receivables, which are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. The addition of these many new accounts with small receivables balances means many more customer service interactions, and hence higher costs as a percentage of average managed receivables, than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables. Also throughout 2006 and into 2007, we experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and new product offerings. We summarize other factors influencing a shift to higher operating ratio levels in the explanation of total other operating expense within the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increase in our fourth quarter 2006 operating ratio is due largely to our $15.0 million charitable contribution in that quarter. Our operating ratio remained high in the first quarter of 2007 due to a variety of smaller increases in salaries, rent and legal fees. The levels in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than that of our lower-tier credit card portfolio. As the U.K. Portfolio liquidates and as we continue to disproportionately grow our lower-tier credit card receivables, we expect our operating ratio to continue its general upward trend. The fourth quarter of 2007 increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with ongoing FDIC and FTC investigations. In the first quarter of 2008, we had lower operating expenses primarily due to our slow-down in originations (customer interactions and hence costs are higher in the first few months after card activation than they are for more mature credit card accounts) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets.

Future Expectations

We anticipate that charge off levels will remain high in the second quarter of 2008 as the record number of new accounts we originated in the second and third quarters of 2007 continues to reach its peak charge off levels. As the accounts from these originations season through delinquency categories and charge off, they will no longer impact our delinquency statistics. With the reduced gross account additions we had in both the fourth quarter of 2007 and the first quarter of 2008, we expect to have fewer newly originated accounts that will become delinquent. As a result, we expect that the first and second quarter 2008 higher charge offs will result in lower delinquencies throughout the remainder of 2008. As we expected, we saw a decline in the 60-plus day delinquency percentage from December 31, 2007 to March 31, 2008, and we anticipate that this ratio will decline further in the second quarter of 2008.

Considering the factors described above, we continue to be pleased with the overall credit quality of our managed receivables, including those underlying our lower-tier credit card offerings. While our analysis of vintage data suggests that there is some modest softening of credit quality in certain of our portfolios, this does not appear to be a significant trend overall. Certain account management actions we began to implement in the fourth quarter in keeping with our goals of ensuring that our practices are among the most consumer-friendly in the industry and to address evolving negative amortization guidance could have the effect of increasing our delinquencies at the vintage level. With the exception of the anticipated changes we noted above for the lower-tier credit card receivables, we expect relatively minor changes in our delinquencies for the remainder of our credit card portfolios during the remainder of 2008.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward (in thousands) of our investments in previously charged-off receivables activities:

For the Three Months Ended March 31, 2008
Unrecovered balance at beginning of period	$14,523
Acquisitions of defaulted accounts	17,915
Cash collections	(27,610)
Accretion of deferred revenue associated with Encore forward flow contract	(6,718)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	21,142

Balance at March 31, 2008	$19,252

Estimated remaining collections (“ERC”)	$69,484

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

Previously charged-off receivables held as of March 31, 2008 are principally comprised of those associated with Chapter 13 Bankruptcies and those acquired through our balance transfer program, which we expect to continue to service and grow through future acquisitions. We expect our Investments in Previously Charged-Off Receivables segment to continue its acquisitions and servicing of Chapter 13 Bankruptcies, its acquisitions through its balance transfer program and other previously charged-off receivables activities throughout 2008 and beyond. Such activities will include its acquisition of previously charged-off receivables from the securitization trusts that we service and from us and its sales of these charge offs for a fixed sales price under its five-year forward flow contract with Encore. Although our Investments in Previously Charged-Off Receivables segment’s purchases of normal third-party delinquency charge offs has increased only modestly, the environment for purchasing third-party delinquency charge offs continues to improve principally because increased supply has driven pricing down to more attractive levels. We anticipate that this environment will continue to exist throughout the remainder of 2008. Increased purchases of normal delinquency charge offs could have a short-term negative impact on Jefferson Capital’s income as collection expenses are incurred while revenue recognition is delayed until complete recovery of the acquired portfolio’s investment as noted above.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 46.1% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. Because the composition of our defaulted accounts includes more of this type of receivables, the resulting estimated remaining collectible portion per dollar invested is expected to increase.

During the three months ended March 31, 2008, our Investments in Previously Charged-off Receivables segment’s pre-tax income increased 40.4% compared with the same period in 2007. First quarter 2008 income growth within this segment principally reflects a significant increase in the volume of charge offs that the segment purchased from our lower-tier originated portfolio master trust and then sold under its forward flow agreement with Encore; this volume increase relates to the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that are realizing peak charge off levels in the first and second quarters of 2008. Additionally, this income growth reflects our recognition of a ratable portion of $10.0 million of escrowed gross proceeds associated with our forward flow contract with Encore. We anticipate a modest decline in our income within this segment in the third and fourth quarters of this year as its expanded balance transfer and Chapter 13 bankruptcy operations and potential acquisitions of charged-off receivables portfolios from outside third parties will not completely offset the expected effects of a dramatic drop in the charge offs that will be made available for it to purchase out of our lower-tier originated portfolio master trust.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of March 31, 2008, our Retail Micro-Loans segment subsidiaries operated a total of 510 storefront locations (including 185 storefront locations included within our discontinued operations) in fifteen states as well as the U.K.

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

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that has not met our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loans operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states: Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. We expect to consummate the sale of these operations in the second and third quarters of 2008. Representing 104 of our total 510 Retail Micro-Loans segment storefront locations at March 31, 2008, the operations of these six states were classified as assets held for sale on our December 31, 2007 and March 31, 2008 consolidated balance sheets and are included in the discontinued operations category in our consolidated statements of operations.

Additionally, during the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our 81 store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. Reflecting this first quarter 2008 decision, we added our Texas operations to the existing assets held for sale on our March 31, 2008 consolidated balance sheet, and we included our Texas results in the discontinued operations category in our consolidated statements of operations. The operations and associated overhead related to our remaining 325 storefront locations in eight states (plus the U.K.) are included as continuing operations within our consolidated financial statements.

During the three months ended March 31, 2008, we did not open any branch locations and we closed five underperforming branch locations, including four stores related to our continuing operations. For the remainder of 2008, we are not planning to expand the current number of branch locations in any new or existing markets; instead, we will likely continue to look at closing individual locations that do not meet certain profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Financial, operating and statistical metrics for our Retail Micro-Loans segment (including both U.S. and U.K. locations) are detailed (dollars in thousands) in the following tables.

	For the Three Months Ended March 31,
	2008	2007
Beginning total number of locations (excluding locations discontinued and held for sale)	410	475
Opened locations	0	10
Closed locations (excluding those related to our discontinued operations)	(4)	(16)
Locations discontinued and held for sale	(81)	—

Ending locations (excluding locations discontinued and held for sale)	325	469

	For the Three Months Ended March 31,
	2008	2007
Gross retail micro-loan fees (for continuing operations)	$19,574	$21,398

Income from continuing operations before income taxes	$4,432	$4,078

Loss from discontinued operations before income taxes	$(4,185)	$(3,067)

Period end loans and fees receivable, gross (for continuing operations)	$33,472	$73,077

Our pre-tax loss from discontinued operations for the three months ended March 31, 2008 includes a goodwill impairment charge of $1.1 million related to our decision to sell the Texas retail micro-loan operations.

The significant year over year reduction in period end loans and fees receivable, gross within our Retail Micro-Loans segment reflects repayments that we received on a unique category of loans and fees receivable throughout 2007—loans under which we were the lender for underlying micro-loans arranged by three different U.S. credit services organizations. As of March 31, 2008, we had substantially terminated these particular lending activities.

Pending legislation in Ohio would place severe limits on retail micro-loan operations within that state. Should this legislation ultimately be enacted in its current form, our initial assessment is that the price controls embedded within this legislation could prevent us from continuing to conduct business in Ohio. We have 91 locations in Ohio and, if enacted in its current form, potential implications of this Ohio legislation to our financial results in future quarters may include reduced revenues and earnings and goodwill, intangible and other impairment charges.

Auto Finance Segment

Background

Our Auto Finance segment now includes a variety of auto sales and lending activities.

Our original platform, CAR, acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the buy here, pay here used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. We offer a number of other products to our network of buy here, pay here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee.

In January 2007, we acquired a 75% ownership interest in JRAS, a buy here, pay here dealer, for $3.3 million, and our ownership interest in JRAS has increased to 90% since acquisition through our capital contributions to its operations. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At acquisition date, our JRAS platform operated four retail locations in Georgia. As of March 31, 2008, JRAS had twelve retail locations in four states. Assuming the availability of liquidity at attractive pricing and terms, we intend to expand these operations at a modest pace during 2008.

In February 2007, we acquired the assets of San Diego, California-based ACC. In conjunction with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco Credit Union. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC purchases retail installment contracts from franchised new car dealers. From a credit quality perspective, the ACC borrower base is slightly above the niche historically served by our Auto Finance segment.

Collectively, we serve 1,428 dealers through our Auto Finance segment in forty-five states. Selected financial, operating and statistical data (in thousands except for percentages) for our Auto Finance segment are provided in the following two tables; where terms used within these tables are identical to the terms used within our Credit Card segment discussion, the definitions of those terms are analogous to those definitions as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 (albeit with appropriate substitution of Auto Finance receivables and activities for the Credit Card receivables and activities described within those definitions).

Analysis of statistical data

	Managed Receivables-Related Data at or for the Three Months Ended
	2008	2007
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$367,228	$347,585	$324,986	$277,286	$289,907
Period-end managed accounts	48	47	47	46	46
Receivables delinquent as % of period-end loans:
30 to 59 days past due	8.1%	10.4%	10.2%	9.7%	9.6%
60 to 89 days past due	3.1%	4.5%	4.3%	5.2%	3.8%
90 or more days past due	3.5%	4.9%	4.1%	3.5%	3.2%
Total 30 or more days past due	14.6%	19.8%	18.6%	18.4%	16.6%
Total 60 or more days past due	6.6%	9.4%	8.4%	8.7%	7.0%

Average managed receivables	$358,823	$336,289	$309,313	$280,069	$233,866
Gross yield ratio	25.0%	25.6%	28.1%	27.0%	31.3%
Combined gross charge off ratio	13.9%	12.2%	14.0%	10.9%	12.9%
Net charge off ratio	12.3%	10.7%	11.1%	10.2%	11.4%
Adjusted charge off ratio	8.7%	4.5%	3.4%	2.1%	2.6%
Recoveries as % of average managed receivables	1.2%	1.3%	1.4%	1.7%	1.5%
Net interest margin	18.9%	18.4%	20.2%	19.6%	24.7%
Other income ratio	10.0%	5.0%	5.9%	2.0%	4.6%
Operating ratio	20.6%	23.2%	22.7%	20.3%	21.4%

	Retail Sales Data for the Three Months Ended
	2008	2007
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Retail sales	$19,577	$11,872	$9,039	$4,858	$2,187
Gross profit	$9,098	$5,465	$4,380	$2,430	$1,014
Retail units sold	1,844	1,253	963	515	257
Average stores in operation	12	10	8	5	4
Period-end stores in operation	12	10	10	5	4

Managed receivables. Period end managed receivables have steadily increased over the past year, with balances up 26.7% at March 31, 2008 when compared to the same date in 2007 and up 5.7% from December 31, 2007, driven by newly purchased and originated loans within our Auto Finance segment.

Delinquencies. The Auto Finance segment has made significant improvements in delinquency rates throughout 2007 and continuing in 2008. Total 30-plus day delinquency rates were 14.6% at March 31, 2008, compared to 16.6% at March 31, 2007, and 19.8% at December 31, 2007. Delinquencies typically follow a seasonal pattern and decrease in the first quarter from a peak at year end as borrowers receive tax refunds and pay down debt. However, management believes that the significant year-over-year improvement in delinquencies reflects improved underwriting, better use of technology and improved collections. This improvement is also meaningful when considered in the context of a generally weaker economy and rising auto loan delinquencies seen throughout the industry.

Gross yield ratio, net interest margin and other income ratio. Variations in our gross yield ratio and net interest margins reflect the effects of the timing and magnitude of our various Auto Finance segment acquisitions and subsequent growth patterns for our acquired operations. The acquisition and growth of ACC, for example, has caused the gross yield ratio and net interest margins to fall since our acquisition of ACC because the gross yields on its loans are not as high as those of our two buy-here, pay-here-oriented operations within CAR and JRAS.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. The general trend-line of improvements in our other income ratio corresponds with growth in the number of autos sold as set forth in the above table.

Net charge off ratio, adjusted charge off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge off ratio in the first quarter of 2008 was 8.7%, compared to 4.5% in the fourth quarter of 2007 and 2.6% in the first quarter of 2007. The adjusted charge off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. The adjusted charge off ratio was only 2.6% in the first quarter of 2007 because of our acquisition of the Patelco portfolio in connection with our acquisition of ACC. This portfolio was acquired at a significant purchase price discount to the face amount of the acquired receivables and a significant portion of this purchase price discount (which related entirely to credit quality) was absorbed in the first quarter of 2007 as accounts that were severely delinquent at acquisition date charged off immediately after our purchase. As expected, we saw the gap between the net charge off ratio and the adjusted charge off ratio narrow with each passing quarter subsequent to the first quarter of 2007. With each such passing quarter, the percentage of our portfolio (and hence charge offs within the portfolio) that is comprised of new loans that we fund dollar for dollar increases relative to the size of our total auto finance receivables portfolio and the percentage of our charge offs that are comprised of accounts purchased at a discount in the Patelco acquisition decreases. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

Given the significant decrease in delinquencies in the first quarter of 2008, improvement in the net charge off ratio is expected in the second quarter. Weaker used car auction prices, however, are expected to negatively impact net charge off rates for the duration of 2008.

Operating ratio. The operating ratio was 20.6% in the first quarter of 2008, down 0.8% from the first quarter of 2007 and down 2.6% from the fourth quarter of 2007. The operating ratio in the Auto Finance segment improved primarily due to higher average receivables supporting a fixed cost base and cost cutting initiatives to better reflect existing portfolio balances.

Future Expectations

The more significant of the contributions to our Auto Finance segment’s $3.8 million GAAP loss in the first quarter of 2008 are (1) fixed costs that we now are incurring within our franchised dealer lending operations and buy-here, pay-here auto dealerships as we ramp up these early-stage business activities and (2) high provisions for loan losses given the buildup of allowances for uncollectible loans and fees receivables associated with our growth in auto loan originations. Because we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit as we grow our auto loan originations, we expect that our current and planned pace of modest loan originations and growth will result in continuing GAAP losses for the next several quarters.

We believe we have taken significant steps to improve portfolio performance in light of a more challenging economy. These steps include improved underwriting, a change in business mix to maximize risk-adjusted returns, better use of technology and improved collections training. The impact of these steps was evidenced by the year-over-year delinquency improvement experienced in the first quarter of 2008 in the face of negative industry trends and improvements in our static pool loss indicators on more recently originated receivables.

Both delinquency and charge off rates typically follow a seasonal pattern, rising somewhat in the summer months and then more sharply in the fourth quarter. These seasonal trends in addition to a weakening economy will likely result in higher loss frequency relating to unemployment, and higher loss severity relating to weak used car auction prices. Despite these negative indicators, due to the relatively low delinquencies seen at March 31, 2008, we expect the charge off ratio to improve in the second quarter relative to the same period in the prior year as well as when compared to the first quarter of 2008.

Offsetting this positive trend in delinquencies, developments in the credit markets may have a negative future impact on our cost of capital, which could result in slower originations in this segment. A slowing of originations would result in fewer scale benefits and higher delinquency, charge off and operating ratios, even if static pool performance is better than historical results.

Other Segment

Our Other segment has recently encompassed various operations that were start-up in nature and did not individually meet the disclosure criteria of Statement No. 131. In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based on-line micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations.

Liquidity, Funding and Capital Resources

During 2007, primarily toward the end of the second quarter and the beginning of the third quarter, broad investor interest in providing liquidity to originators of sub-prime loans, including credit card receivables, declined substantially. This decline in interest was precipitated by the well-publicized problems in the sub-prime mortgage lending business and the related secondary markets and the global liquidity dislocation that resulted from these problems. While these problems appear to be distinctly related to the sub-prime mortgage industry, investors in that industry also are investors in other sub-prime asset classes. One repercussion from the problems in the sub-prime mortgage industry was a reluctance—at least temporarily—by many investors to invest in any sub-prime asset classes, at least at the levels at which or with the terms under which they previously invested. This, in turn, has resulted in a decline in liquidity available to sub-prime market participants, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders were willing to make and a decrease in advance rates for those loans as well.

Although we believe the liquidity markets ultimately will return to more traditional levels, we are not able to predict when that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels at any time in the foreseeable future. Specifically, we have curtailed or limited growth in many parts of our business and are managing our receivables portfolios with a view toward ensuring that, as a whole, they are generating positive cash flows for us. As such, based on this shift in our strategy and assuming the renewal of our existing securitization and financing facilities at their renewal dates with advance rates and terms that generally are comparable to their existing advance rates and terms, we are forecasting increasing consolidated corporate cash and available liquidity balances over the next year. More aggressive growth, however, would, over time, require additional liquidity beyond what is available under our current facilities. Because the terms and timing of that availability cannot be assured, we reduced our marketing efforts to a level consistent with our existing facilities and available liquidity. Once enhanced liquidity is again available to us on attractive terms, we expect to increase our marketing efforts and thereby growth.

At March 31, 2008, we had $183.6 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset backed securitizations and the issuance of debt and equity:

•

During the first quarter of 2008, we generated $198.3 million in cash flows from operations, compared to our $84.8 million of cash flows from operations generated during the first quarter of 2007. The $113.5 million increase principally reflects our receipt of $87.4 million in tax refunds during the first quarter of 2008, versus our payment of $24.5 million in taxes during the first quarter of 2007.

•

During the first quarter of 2008, we used $135.3 million of cash in investing activities, compared to using $169.8 million of cash in investing activities for the first quarter of 2007. This $34.5 million decrease in cash used in investing activities reflects (1) the fact that we had no acquisitions of assets in the first quarter of 2008, versus our acquisitions of ACC and JRAS for $191.4 million during the first quarter of 2007, as offset by (2) lower proceeds from securitized and non-securitized earning assets in the first quarter of 2008 relative to the first quarter of 2007, which is consistent with liquidations of our purchased portfolios over the past year, the peak vintage charge off effects of our lower-tier credit card receivables portfolio in the first quarter of 2008 and lower draws against our securitization facilities upon transfers of receivables to our securitization trusts in the first quarter of 2008.

•

During the first quarter of 2008, our financing activities provided $11.5 million of cash, compared to $114.8 million in the first quarter of 2007. We experienced a number of financing-related transactions in the first quarter of 2007 that were not repeated in the first quarter of 2008, including our receipt of proceeds from the exercise of warrants, our purchase of treasury stock and borrowings on financing facilities underlying our lower-tier credit card receivables while we were growing at a significant pace in the first quarter of 2007 and prior to our securitization of these receivables in December 2007.

We had over $270 million in immediately available liquidity at the end of the first quarter of 2008. This available liquidity is represented by unrestricted cash balances and draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. We are aggressively pursuing a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive pricing and terms, will support heightened levels of marketing and growth opportunities, as well as portfolio acquisitions—all of which we believe are attractive in the current environment.

As of March 31, 2008, we are authorized to repurchase 5,115,837 additional shares under a share repurchase program that our board of directors authorized in May 2006.

Beyond our immediate financing efforts mentioned above, shareholders should expect us to evaluate debt and equity issuances on a consistent and constant basis over time as a means to fund our originated growth plans, as well as portfolio acquisitions; we expect to avail ourselves of any opportunities to raise additional capital if terms and pricing are attractive to us.

Securitization Facilities

One of our most significant sources of liquidity is the securitization of our credit card receivables. At March 31, 2008, we had committed total securitization facilities of $3.0 billion, of which we had drawn $2.0 billion. The weighted-average borrowing rate on our securitization facilities was approximately 5.8% at March 31, 2008, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of March 31, 2008. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2008(2)	$306.0
March 2009(3)	450.0
October 2009(4)	299.5
December 2009(5)	300.0
January 2010(6)	750.0
October 2010(4)	299.5
January 2014(7)	106.9
September 2014(8)	20.1
April 2014(9)	502.8

Total	$3,034.8

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.
(2)	Represents the end of the revolving period for a $306.0 million conduit facility issued out of our upper-tier originated portfolio master trust.
(3)	Represents the end of the revolving period for a $450.0 million conduit facility issued out of our lower-tier originated portfolio master trust.
(4)	In October 2004, we completed two term securitization facilities that we issued out of our upper-tier originated portfolio master trust, a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility.
(5)	Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through March 31, 2008, amortization payments aggregating $50.0 million had been made against the outstanding balance of this facility.
(6)	This two-year variable funding note facility issued out of our upper-tier originated portfolio master trust provides for an orderly amortization of the facility at expiration.
(7)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.

(8)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.
(9)	In April 2007, we closed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Dates within the above table for our securitization facilities and our overall commentary within this section are predicated on our ability to operate successfully without triggering early amortization of our securitization facilities or our debt facilities. We never have triggered an early amortization within any of the facilities underlying our originated portfolio master trusts’ securitizations or our on-balance-sheet structured financing facilities, and we do not believe that we will. Still, it is conceivable that, even with careful management, we may trigger an early amortization of one or more of these outstanding facilities. While each of our securitization facilities and structured financing facilities is recourse only to the specific financial assets underlying each respective securitization or structured financing trust, early amortization for any of our outstanding securitization or structured financing facilities would have adverse effects on our liquidity during the early amortization period, as well as adverse effects on the book value of our equity to the extent of our net equity investment in each particular securitization or structured financing trust. Moreover, an early amortization event could have potential long-term adverse effects on our liquidity beyond the repayment period of any particular facility that is subject to early amortization because potential investors could elect to abstain from future CompuCredit-backed facility issuances.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein for further discussion of these matters.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Consolidated Financial Statements Components,” to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Annual Report on Form 10-K for the year ended December 31, 2007, we discuss the six areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, goodwill and identifiable intangible assets and impairment analyses, and investments in securities) where we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our financial statements, and we urge you to review that discussion. In addition, in Note 7, “Off-Balance-Sheet Arrangements,” to the condensed consolidated financial statements included in this report, we have updated a portion of our sensitivity analysis with respect to retained interest valuations.

Related Party Transactions

In June 2007, we signed a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna (Chairman of our Board of Directors and our Chief Executive Officer) and Frank J. Hanna, III (David G. Hanna’s brother and a member of our Board of Directors). The sublease rate of $22.00 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J.Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our

U.K. Portfolio securitization trust. The acquisition price of the notes was the same price at which the original investor had sold $60.0 million of notes to another unrelated third party. As of March 31, 2008, the outstanding balance of the notes held by the partnership was £2.9 million ($6.0 million). The notes held by the partnership comprise approximately 1.2% of the $502.8 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general, an Urban Trust affiliate has the contractual right to receive 5% of all payments received from its cardholder accounts and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. The fair value of Urban Trust’s contractual rights are netted against the value of our securitized earning assets in the issuing bank partner continuing interests category within our detail of securitized earning assets components in Note 7, “Off-Balance-Sheet Arrangements;” the fair value of these contractual rights was $2.0 million at March 31, 2008. Also, at March 31, 2008, we had deposits with Urban Trust of $5.9 million to cover the growth in purchases by Urban Trust cardholders. Urban Trust’s share of receivables under its cardholder accounts was approximately $14.5 million as of March 31, 2008. Frank J. Hanna, Jr. (who is the father of David G. Hanna and Frank J. Hanna, III) owns a substantial minority interest in Urban Trust and serves on its Board of Directors.

See Note 2, “Summary of Significant Accounting Policies and Consolidated Financial Statements Components,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the investments in previously charged-off receivables by one of our subsidiaries from trusts serviced by us.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, changes in collection programs and practices, securitizations and gains from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of and expansion and growth within our Auto Finance segment, the integration of our Auto Finance platforms, the growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of the acquisition of our U.K. Portfolio of credit card receivables on our financial performance, performance of the U.K. portfolio, sufficiency of available liquidity, improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our ability to raise funds and renew securitization and financing facilities, our income in equity-method investees, the levels of our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities (including asset-backed securities) and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

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

Interest Rate Sensitivity and Market Risk

In the ordinary course of business, we are exposed to various interest rate risks particularly in our Credit Cards and Auto Finance segments. Our interest rate sensitivity is comprised of basis risk, gap risk and market risk. Basis risk is caused by the difference in the interest rate indices or rates used to price assets and liabilities. Gap risk is caused by the difference in repricing intervals between assets and liabilities. Market risk is the risk of loss from adverse changes in market prices and rates. Our principal market risk is related to changes in interest rates. This affects us directly in our lending and borrowing activities, as well as indirectly because interest rates may impact the payment performance of our customers. To date, we have chosen not to hedge these various interest rate risks because we believe our exposure to these risks is not likely to have a materially adverse effect on our business and because we believe that our business model creates a natural hedge to certain of these risks.

Credit Cards segment. In our Credit Cards segment, we incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates underlying our U.S. managed assets generally are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate on the one hand, and commercial paper rates and LIBOR on the other hand. We have not hedged our basis risk because we believe that these indices tend to move together and that the costs of hedging this risk are greater than the benefits we would get from the elimination of this risk.

We incur gap risk within our Credit Cards segment because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. This gap risk, however, is relatively minor because we generally can reprice the substantial majority of our credit card receivables in response to a rate change. As to the issue of market risk within our Credit Cards segment, we attempt to minimize the impact of interest rate fluctuations on net income by regularly evaluating the risk inherent within our asset and liability structure, especially our off-balance-sheet assets (such as securitized receivables) and their corresponding liabilities. The impact of interest rate fluctuations on our securitized receivables is reflected in the valuation of our retained interests in credit card receivables securitized. This risk arises from continuous changes in our asset and liability mix, changes in market interest rates (including such changes that are caused by fluctuations in prevailing interest rates, payment trends on our interest-earning assets and payment requirements on our interest-bearing liabilities) and the general timing of all other cash flows. To manage our direct risk to interest rates, management actively monitors interest rates and the interest sensitive components of our securitization structures. Management seeks to minimize the impact of changes in interest rates on the fair value of assets, net income and cash flows primarily by matching asset and liability repricings. There can be no assurance, however, that we will be successful in our attempts to manage such risks.

At March 31, 2008, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At March 31, 2008, $414.2 million of our total managed credit card receivables were priced at their floor rate, of which, $30.1 million of these receivables were closed and therefore ineligible to be repriced and the remaining $384.1 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, if we experience an increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $30.1 million in closed account receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate. To the extent we choose to reprice any of the $384.1 million of receivables underlying the open accounts for which variable rate pricing (assuming that there was no floor rate) is below their floor rate, however, we can mitigate against any possible adverse effects of these open accounts on our earnings and cash flows.

Auto Finance segment. At March 31, 2008, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over floating commercial paper rates; whereas, our Auto Finance receivables are fixed-rate amortizing loans. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Our various debt facilities in the auto segment contain requirements to fix our floating rate exposure should floating rate indexes reach certain prescribed levels (generally 6%). Given the current accommodative rate environment, we may choose to effectively fix our floating rate exposure at current lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£94.1 million as of March 31, 2008) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in US dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We will also have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transaction gains and losses flow through our consolidated statement of operations. We have not hedged our foreign currency risk because we believe that the cost of hedging this risk is greater than the benefits we would get from the elimination of this risk; we are continuing, however, to weigh the benefits versus costs of hedging this risk.

Mark-to-Market Risk

In the past, we have purchased debt and equity securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases were junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities were not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we have invested may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service; such was the case during 2007 during which we experienced material realized and unrealized losses on our portfolio of these previously acquired securities. At March 31, 2008, our net equity at risk on our investments in third-party asset-backed securities was limited to $2.4 million. For further discussion of the market conditions surrounding our portfolio of third-party asset-backed securities, see our “Results of Operations” discussion under the sub-heading “Fees and related income on non-securitized earning assets.”

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and settlement discussions with the FDIC and FTC are ongoing. In the near future, we expect to enter into settlement agreements with the FDIC and FTC limiting certain marketing, servicing and collection practices (all or substantially all of which previously were discontinued) and requiring us to credit various fees to affected customers. We believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcomes of these investigations, we do not believe that any payments that we agree to make will be material to our financial condition. In addition, we expect the financial institutions that issue credit cards on our behalf to enter into complementary agreements with the FDIC. It is premature to determine the future impact on us of any of these agreements.

As of March 31, 2008, we have not recorded any material accruals related to these matters. Settlement discussions with the FDIC and FTC are ongoing.

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

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, any period of economic slowdown or recession could make it more difficult for us to add or retain accounts and receivables, and receivables may decline if consumers restrain spending. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy suggest that we are entering a period of economic downturn or recession.

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

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we used in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables.

Seasonal factors may result in fluctuations in our net income. Our quarterly income may fluctuate substantially as a result of seasonal consumer spending. In particular, our credit card customers may charge more and carry higher balances during the year-end holiday season and during the late summer vacation and back-to-school period, resulting in corresponding increases in the receivables we manage and subsequently securitize or finance during those periods.

The timing and volume of originations with respect to our lower-tier credit card offerings may cause significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this has been an increase in write offs during the first quarter of 2008 that were not offset by growth and an expected increase in write offs in the second quarter of 2008 that will not be offset by growth.

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

As our securitization and financing facilities mature, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facility being repaid, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash.

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

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. Similarly, beginning in 2007 financing has become increasingly difficult to obtain on terms as favorable as those that we recently were able to obtain, and we significantly curtailed our marketing efforts and the issuance of new cards. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other (non-credit-card-based) asset-backed securities, particularly sub-prime mortgages, and the general economy.

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

The performance of our competitors impact the costs of our securitizations and financing facilities. Generally speaking, investors in our securitizations also invest in our competitors’ securitizations, and lenders against our receivables also lend against our competitors’ receivables. When these investors and lenders evaluate their investments and lending arrangements, they typically do so on the basis of overall industry performance. Thus, independent of our own performance, when our competitors perform poorly, we typically experience negative investor and lender sentiment, and the investors in our securitizations and lenders against our receivables require greater returns, particularly with respect to subordinated interests in our securitizations. In 2001, for instance, investors demanded unprecedented returns. More recently, largely because of difficulties in the sub-prime mortgage market, investors have been substantially more reluctant to invest and have sought greater returns.

In the event that investors require higher returns and we sell our retained interests in securitizations at that time, the total return to the buyer may be greater than the discount rate we are using to value the retained interests for purposes of our financial statements. This would result in a loss for us at the time of the sale as the total proceeds from the sale would be less than the carrying amount of the retained interests in our financial statements. We also might increase the discount rate used to value all of our other retained interests, which would result in further losses. Conversely, if we sold our retained interests for a total return to the investor that was less than our current discount rate, we would record income from the sale, and we potentially would decrease the rate used to value all of our other retained interests, which would result in additional income.

We may be required to pay to investors in our securitizations an amount equal to the amount of securitized receivables if representations and warranties regarding those receivables are inaccurate. The representations and warranties made to us by sellers of receivables we purchase may be inaccurate. In securitization transactions, in reliance on the representations and warranties that we have received, we make similar representations and warranties to investors and, generally speaking, if there is a breach of our representations and warranties, we could be required to pay the investors the amount of the non-compliant receivables. Thus, our reliance on a representation or warranty of a receivables seller, which proves to be false and causes a breach of one of our representations or warranties, could subject us to a potentially costly liability.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focus upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We have provided substantial information to both the FDIC and FTC, and settlement discussions with the FDIC and FTC are ongoing. In the near future, we expect to enter into settlement agreements with the FDIC and FTC limiting certain marketing, servicing and collection practices (all or substantially all of which previously were discontinued) and requiring us to credit various fees to affected customers. We believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcomes of these investigations, we do not believe that any payments that we agree to make will be material to our financial condition. In addition, we expect the financial institutions that issue credit cards on our behalf to enter into complementary agreements with the FDIC. It is premature to determine the future impact on us of any of these agreements.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4%

(depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of 2006 we began a review of our practices in this area. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over ninety days delinquent. We made several additional consumer-friendly changes in 2007 that have the effect of preventing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Based on our various 2007 changes to our practices in this area, only approximately 0.02% of our U.S. accounts (representing approximately 0.04% of our U.S. credit card receivables) were experiencing negative amortization at March 31, 2008. The changes that we have made are likely to adversely impact the amounts ultimately collected from cardholders and therefore our delinquency and charge off statistics. Additionally, based on on-going discussions with the FDIC, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC and FTC investigations discussed above, although we expect one or more of these banks to resume opening new accounts once these investigations are substantially complete. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. We are entirely dependent on our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress recently enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, legislation currently is pending in Congress that would require changes to a variety of marketing, billing and collection practices, and the Federal Reserve recently has proposed significant changes to a number of practices. While our practices are in compliance with many of these proposed changes, some (e.g., limitations on the ability to assess up-front fees) could significantly impact our lower-tier products. Changes in the consumer protection laws could result in the following:

•	receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;

•	we may be required to credit or refund previously collected amounts;

•	certain fees could be prohibited or restricted, which would reduce the profitability of certain accounts;

•	certain of our collection methods could be prohibited, forcing us to revise our practices or adopt more costly or less effective practices;

•	limitations on the content of marketing materials could be imposed that would result in reduced success for our marketing efforts;

•	federal and state laws may limit our ability to recover on charged-off receivables regardless of any act or omission on our part;

•	reductions in statutory limits for finance charges could require us to reduce our fees and charges;

•	some of our products and services could be banned in certain states or at the federal level;

•

federal or state bankruptcy or debtor relief laws could offer additional protections to customers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us; and

•	a reduction in our ability or willingness to lend to certain individuals, such as military personnel.

Material regulatory developments are likely to impact our business and results from operations and we are unable to predict the nature or magnitude of that impact.

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

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices. (One form of these activities is sometimes referred to as “payday” lending.) Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. For example, in 2004, a new law became effective in Georgia that effectively prohibits certain micro-loan practices in the state. Several other state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans by limiting the amount of the advance and or reducing the allowable fees. In addition, Mississippi and Arizona have sunset provisions in their laws permitting micro-loans that require renewal of the laws by the state legislatures at periodic intervals. Ohio currently has legislation pending that would, in effect, severely curtail if not eliminate micro-loans. Although states provide the primary regulatory framework under which we conduct our micro- loan services, certain federal laws also impact our business. In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of cash advance micro-loans offered by FDIC-supervised institutions and the period a customer may have cash advance micro-loans outstanding from any lender to three months during the previous twelve-month period. Subsequently, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. Moreover, future laws or regulations (at the state, federal or local level) prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers (including JRAS, our own captive buy-here, pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our newly acquired ACC business, which stopped originating loans in November 2006 and is in the process of reestablishing its relationships with dealers.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of March 31, 2008, credit card portfolio acquisitions accounted for 31.0% of our total credit card managed receivables portfolio based on our ownership percentages, and in April 2007 we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase.

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

If we ever consolidate the entities that hold our receivables, the changes to our financial statements are likely to be significant. When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving and subject to periodic review. These rules at some point could be changed or interpreted in a manner that requires us to consolidate these entities. In addition, we might at some point modify how we securitize receivables, or propose modifications to existing securitization facilities, such that the consolidation of these entities could be required. If this occurred, we would include the receivables as assets on our balance sheet and also would include a loan loss reserve. Similarly, we no longer would include the corresponding retained interests as assets. There also would be significant changes to our statements of operations and cash flows. The net effect of consolidation would be dependent upon the amount and nature of the receivables at the time they were consolidated, and although it is difficult to predict the net effect of consolidation, it is likely to be material.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we purchase debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we have made these investments through a subsidiary that was advised by United Capital Asset Management LLC. These investments experienced realized losses (net of interest income) of $41.4 million and unrealized losses of $20.1 million during 2007 and experienced realized losses (net of interest income) of $0.5 million and unrealized losses of $2.6 million during the first quarter of 2008. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants, and we may experience additional losses in the future. Because our investments in these securities are leveraged—the equity investment supporting our $14.3 million securities portfolio at March 31, 2008 was down to only $2.4 million.

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

COMPUCREDIT CORPORATION

May 7, 2008	By	/s/ J. PAUL WHITEHEAD, III
J. Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)