Form 10-Q
period 2008-06-30
COMPUCREDIT CORP
filed 2008-08-05
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarterly period ended June 30, 2008

of

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

As of July 31, 2008, 48,004,487 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 3,651,069 loaned shares to be returned.)

COMPUCREDIT CORPORATION

FORM 10-Q

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $19,497 at June 30, 2008 and $29,128 at December 31, 2007)	$152,847	$137,526
Securitized earning assets	936,799	1,015,579
Non-securitized earning assets, net:
Loans and fees receivable, net (of $29,119 and $27,199 in deferred revenue and $56,325 and $51,489 in allowances for uncollectible loans and fees receivable at June 30, 2008 and December 31, 2007, respectively)	383,428	357,027
Investments in previously charged-off receivables	25,122	14,523
Investments in securities	5,899	27,714
Deferred costs, net	11,994	14,923
Property at cost, net of depreciation	63,023	84,466
Investments in equity-method investees	59,764	63,023
Intangibles, net	6,998	8,248
Goodwill	96,016	97,169
Prepaid expenses and other assets	63,621	45,247
Assets held for sale	3,643	8,735

Total assets	$1,809,154	$1,874,180

Liabilities
Accounts payable and accrued expenses	$123,534	$159,396
Notes payable and other borrowings	236,855	235,591
Convertible senior notes	500,000	550,000
Deferred revenue primarily from forward flow agreement	23,723	33,277
Current and deferred income tax liabilities	140,783	70,232
Liabilities related to assets held for sale	172	373

Total liabilities	1,025,067	1,048,869

Minority interests	30,767	32,732

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 60,415,700 shares issued and 51,655,556 shares outstanding at June 30, 2008 (including 3,651,069 loaned shares to be returned); and 61,938,533 shares issued and 53,055,505 shares outstanding at December 31, 2007 (including 5,677,950 loaned shares, 2,026,881 of which were returned subsequent to December 31, 2007 and the remainder of which are to be returned in the future)	—	—
Additional paid-in capital	409,881	409,964
Treasury stock, at cost, 8,760,144 and 8,883,028 shares at June 30, 2008 and December 31, 2007, respectively	(222,876)	(225,457)
Accumulated other comprehensive income	1,454	1,637
Retained earnings	564,861	606,435

Total shareholders’ equity	753,320	792,579

Total liabilities and shareholders’ equity	$1,809,154	$1,874,180

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Consumer loans, including past due fees	$24,866	$94,123	$47,782	$174,509
Other	1,390	6,847	3,473	12,344

Total interest income	26,256	100,970	51,255	186,853
Interest expense	(10,375)	(17,079)	(21,849)	(32,863)

Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	15,881	83,891	29,406	153,990
Fees and related income on non-securitized earning assets	50,680	162,650	105,969	326,890
Provision for loan losses	(16,103)	(199,690)	(36,509)	(331,314)

Net interest income, fees and related income on non-securitized earning assets	50,458	46,851	98,866	149,566
Other operating income:
Fees and related income on securitized earning assets	(61,115)	71,988	(18,624)	91,690
Servicing income	44,868	27,191	93,154	46,086
Ancillary and interchange revenues	15,710	18,563	31,131	30,324
Gain on repurchase of convertible senior notes	28,424	—	28,424	—
Equity in income of equity-method investees	6,982	9,580	15,456	19,299

Total other operating income	34,869	127,322	149,541	187,399
Other operating expense:
Salaries and benefits	17,908	17,616	36,687	35,929
Card and loan servicing	69,989	74,655	146,427	140,725
Marketing and solicitation	17,081	49,873	32,940	85,662
Depreciation	7,405	10,093	17,359	19,687
Other	36,307	31,562	65,438	60,658

Total other operating expense	148,690	183,799	298,851	342,661

Loss from continuing operations before minority interests and income taxes	(63,363)	(9,626)	(50,444)	(5,696)
Minority interests	518	(794)	(1,501)	(1,506)

Loss from continuing operations before income taxes	(62,845)	(10,420)	(51,945)	(7,202)
Income tax benefit	20,070	3,819	14,683	2,732

Loss from continuing operations	(42,775)	(6,601)	(37,262)	(4,470)
Discontinued operations:
Loss from discontinued operations before income tax benefit	(3,300)	(6,793)	(7,985)	(13,942)
Income tax benefit	1,155	2,378	2,795	4,880

Loss from discontinued operations	(2,145)	(4,415)	(5,190)	(9,062)

Net loss	$(44,920)	$(11,016)	$(42,452)	$(13,532)

Loss from continuing operations per common share—basic	$(0.91)	$(0.14)	$(0.80)	$(0.09)

Loss from continuing operations per common share—diluted	$(0.91)	$(0.14)	$(0.80)	$(0.09)

Loss from discontinued operations per common share—basic	$(0.05)	$(0.09)	$(0.11)	$(0.18)

Loss from discontinued operations per common share—diluted	$(0.05)	$(0.09)	$(0.11)	$(0.18)

Net loss per common share—basic	$(0.96)	$(0.23)	$(0.91)	$(0.27)

Net loss per common share—diluted	$(0.96)	$(0.23)	$(0.91)	$(0.27)

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2008

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2007	61,938,533	$—	$409,964	$(225,457)	$1,637	$606,435	$792,579
Stock options exercises and proceeds related thereto	29,334	—	74	—	—	—	74
Use of treasury stock for stock-based compensation plans	(172,946)	—	(3,974)	3,096	—	878	—
Issuance of restricted stock	647,660	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	4,844	—	—	—	4,844
Purchase of treasury stock	—	—	—	(515)	—	—	(515)
Tax effects of stock-based compensation plans	—	—	(1,027)	—	—	—	(1,027)
Foreign currency translation adjustment, net of tax	—	—	—	—	(183)	—	(183)
Retired shares	(2,026,881)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(42,452)	(42,452)

Balance at June 30, 2008	60,415,700	$—	$409,881	$(222,876)	$1,454	$564,861	$753,320

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(44,920)	$(11,016)	$(42,452)	$(13,532)
Other comprehensive (loss) income:
Foreign currency translation adjustment	33	2,237	(279)	2,568
Income tax (expense) benefit related to other comprehensive income	—	(596)	96	(596)

Comprehensive loss	$(44,887)	$(9,375)	$(42,635)	$(11,560)

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(42,452)	$(13,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	17,359	20,743
Impairment of goodwill	1,132	—
Provision for loan losses	36,509	337,659
Amortization of intangibles	1,250	2,526
Accretion of deferred revenue	(11,467)	(14,566)
Stock-based compensation expense	4,844	5,386
Minority interests	1,501	1,506
Retained interests adjustments, net	303,191	201,224
Unrealized loss on investment securities classified as trading securities	1,950	13,010
Income in excess of distributions from equity-method investments	(2,055)	—
Gain on repurchase of convertible senior notes	(28,424)	—
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease in investment securities classified as trading securities	17,939	61,817
Decrease (increase) in uncollected fees on non-securitized earning assets	3,823	(59,403)
Decrease in deferred costs	1,846	1,101
Increase in prepaid expenses	(23,186)	(1,792)
Increase (decrease) in current and deferred tax liability	69,622	(32,219)
Increase in deferred revenue	1,914	5,445
(Decrease) increase in accounts payable and accrued expenses	(22,357)	19,540
Other	10,542	(6,240)

Net cash provided by operating activities	343,481	542,205

Investing activities
Proceeds from equity-method investees	5,314	12,440
Investments in securitized earning assets	(924,331)	(626,153)
Proceeds from securitized earning assets	701,806	634,751
Investments in non-securitized earning assets	(642,251)	(1,296,361)
Proceeds from non-securitized earning assets	564,392	915,895
Increase in notes receivable	—	(5,693)
Acquisitions of assets	—	(191,646)
Purchases of and development of software, furniture, fixtures and equipment	(8,895)	(36,381)

Net cash used in investing activities	(303,965)	(593,148)

Financing activities
Minority interests distribution, net	(3,468)	(6,271)
Proceeds from exercise of stock options	74	1,128
Proceeds from the exercise of warrants	—	53,880
Purchase of treasury stock	(515)	(87,551)
Proceeds from borrowings	60,735	236,394
Repayment of borrowings	(80,942)	(124,413)

Net cash (used in) provided by financing activities	(24,116)	73,167

Effect of exchange rate changes on cash	(79)	373

Net increase in cash	15,321	22,597
Cash and cash equivalents at beginning of period	137,526	110,412

Cash and cash equivalents at end of period	$152,847	$133,009

Supplemental cash flow information
Cash paid for interest	$22,699	$31,095

Net cash (refunded) paid for income taxes	$(87,094)	$24,154

Supplemental non-cash information
Notes payable associated with capital leases	$6,839	$15,057

Issuance of restricted stock and stock options	$6,989	$5,802

See accompanying notes.

CompuCredit Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and our reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of what our results will be for the year ending December 31, 2008. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the SEC.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2. Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

We summarize below significant accounting policies we follow in preparing our condensed consolidated financial statements, as well as a description of the significant components of our condensed consolidated financial statements.

Restricted Cash

Restricted cash includes $8.7 million of escrowed gross proceeds (including interest earned thereon) associated with the forward flow contract between one of our subsidiaries and a subsidiary of Encore Capital Group, Inc (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which this Report refers, “Encore”), as well as certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that the accounts it was required to purchase failed to meet the standards set forth in the contract (based upon the allegations made by the Federal Trade Commission (“FTC”)). Subsequently both our subsidiary and Encore (and another subsidiary of Encore) advised one another that they were in default of various obligations under the contract and various related agreements among them and the parties are in the process of submitting these disputes to arbitration. Because of the ongoing disputes and concerns as to their ultimate resolution, we did not recognize $1.5 million of income in the three months ended June 30, 2008 representing escrowed funds and interest thereon that we believed we earned in that three-month period but that Encore has not released from the escrowed proceeds.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net, on our consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net, consist principally of receivables associated with credit cards issued under our Investment in Previously Charged-Off Receivables segment’s balance transfer program, our retail and Internet micro-loan activities and our auto finance business. While we have never securitized (i.e., in off-balance-sheet securitizations) any of the receivables associated with our retail and Internet micro-loan activities or our auto finance business, we securitize substantially all of our credit card receivables in off-balance-sheet securitizations.

As applicable, we show our unsecuritized loans and fees receivables net of an allowance for uncollectible loans and fees receivable and net of unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

We account for the loans and fees receivable associated with our acquisition of ACC Consumer Finance (“ACC”) under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loans and fees receivable. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we apply SOP 03-3, as well as the carrying amounts of and gross loans and fees receivable balances for our loans for which we apply SOP 03-3:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Roll-forward of accretable yield:
Balance at beginning of period	$(24,314)	$(61,115)	$(28,737)	$—
Accretable yield at acquisition date	—	(787)	—	(66,868)
Accretion of yield	3,951	6,807	8,374	11,773

Balance at June 30	$(20,363)	$(55,095)	$(20,363)	$(55,095)

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592

Carrying amount of loans and fees receivable at June 30, 2008	$75,781

Gross loans and fees receivable balance at acquisition date	$191,976

Gross loans and fees receivable balance at June 30, 2008	$95,706

In December 2007, we securitized a significant portfolio of lower-tier credit card receivables in an off-balance-sheet securitization. In reporting periods prior to this securitization transaction, the receivables associated with these lower-tier credit card offerings as shown on our condensed consolidated balance sheets included finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation and annual fees (which we recognize as income over the twelve-month period to which they apply), as well as monthly maintenance, late-payment, over-limit, cash-advance and returned-check fees (which we recognize as income when they are assessed to cardholders). Similar charges and fees apply for our balance transfer program credit card receivables, which we continue to hold on our balance sheet within loans and fees receivable, net. Loans and fees receivable associated with our micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period in the case of our retail operations and over a one-month period in the case of our Internet operations). Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest due from customers, net of the unearned portion of loan discounts which we recognize over the life of each loan.

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

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2007	Additions	Subtractions	Balance at June 30, 2008
Loans and fees receivable, gross	$435.7	$672.6	$(639.5)	$468.8
Deferred revenue	(27.2)	(45.6)	43.7	(29.1)
Allowance for uncollectible loans and fees receivable	(51.5)	(36.5)	31.7	(56.3)

Loans and fees receivable, net	$357.0	$590.5	$(564.1)	$383.4

As of June 30, 2008, the weighted average remaining accretion period for the $29.1 million of deferred revenue reflected in the above table was 31.65 months.

Our roll-forward of the allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$(54.5)	$(224.0)	$(51.5)	$(225.3)
Provision for loan losses	(16.1)	(199.7)	(36.5)	(331.3)
Charge offs	16.8	133.6	36.7	270.8
Recoveries	(2.5)	(1.1)	(5.0)	(5.4)

Balance at end of period	$(56.3)	$(291.2)	$(56.3)	$(291.2)

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Unrecovered balance at beginning of period	$19,252	$14,523
Acquisitions of defaulted accounts	26,127	44,042
Cash collections	(29,239)	(56,849)
Accretion of deferred revenue associated with Encore forward flow contract	(4,603)	(11,321)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	13,585	34,727

Balance at June 30, 2008	$25,122	$25,122

Estimated remaining collections (“ERC”)	$86,187	$86,187

While Jefferson Capital, our debt collections subsidiary, holds some pools of normal delinquency charged-off accounts, its previously charged-off receivables principally consist of amounts associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 47.6% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically have invested in debt and equity securities. We have purchased these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 9, “Notes Payable and Other Borrowings.” We generally have classified our purchased debt and equity securities as trading securities and included realized and unrealized gains and losses in earnings in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of June 30, 2008	As of December 31, 2007
Held to maturity:
Investments in debt securities of equity-method investees	$5,232	$6,819
Trading:
Investments in equity securities	667	2,956
Investments in asset-backed securities	—	17,939

Total investments in debt and equity securities	$5,899	$27,714

For the three and six months ended June 30, 2008, we incurred losses totaling $1.1 million and $6.3 million, respectively associated with our investments in equity and asset-backed securities in the above table.

Our investments in asset-backed securities from the above table historically have included a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. The market for these securities became extremely volatile in 2007, and the values ascribed to these securities declined significantly during 2007, giving rise to significant 2007 realized and unrealized losses on this category of securities. At June 30, 2008, we had valued our remaining investments in asset-backed securities (and associated debt) at zero as the remaining assets were liquidated in response to margin calls. Because margin loans underlying these investments were non-recourse, we do not expect to realize any further losses in connection with these investments.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits totaling $35.9 million required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $15.5 million as of June 30, 2008 associated with our ongoing origination and servicing efforts in the U.K.) and (2) vehicle inventory held by our “buy-here, pay-here” auto dealerships which we expense as we earn the associated sales revenues.

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

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized $0.7 million and $1.4 million in potential interest and penalties associated with uncertain tax positions during the three and six months ended June 30, 2008, respectively, compared to our recognition of $0.6 million and $1.3 million of such potential interest and penalties during the three and six months ended June 30, 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of income tax expense.

Lease Impairments

During the second quarter of 2008, we subleased 183,461 square feet of office space at our corporate headquarters. As a result of inadequate rental payments associated with these subleases as compared to our obligations, we recognized a second quarter 2008 impairment charge of $5.5 million, which is included within the other category as a component of other operating expense on our second quarter and year-to-date 2008 condensed consolidated statements of operations. We are recognizing the rental income associated with these subleases on a straight-line basis as an offset to rental expense also recorded within the other category of expenses as a component of other operating expense.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Retail micro-loan fees	$17,451	$22,562	$37,025	$43,960
Fees on lower-tier credit card receivables while held on balance sheet	205	146,848	502	267,807
Income on investments in previously charged-off receivables	13,585	15,735	34,727	32,919
Losses on investments in securities	(1,090)	(28,486)	(6,251)	(25,724)
Internet micro-loan fees	10,052	2,361	17,770	2,361
Gross profit on auto sales	8,909	2,430	18,007	3,444
Other	1,568	1,200	4,189	2,123

Total fees and related income on non-securitized earning assets	$50,680	$162,650	$105,969	$326,890

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash-advance and certain other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Securitization gains	$—	$100,957	$—	$100,957
Income from retained interests in credit card receivables securitized	(68,614)	(33,828)	(34,394)	(19,266)
Fees on securitized receivables	7,499	4,859	15,770	9,999

Total fees and related income on securitized earning assets	$(61,115)	$71,988	$(18,624)	$91,690

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

Recent Accounting Pronouncements

In July 2007, the FASB approved issuance for comment of a proposed FASB Staff Position (“Proposed FSP”) addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). This would address instruments commonly referred to as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. Based on decisions made by the FASB in the first quarter of 2008 after considering comment letters that it had received on the Proposed FSP, the FASB is expected to issue final guidance under the Proposed FSP in 2008; this guidance is expected to be effective for fiscal periods beginning after December 15, 2008, not to permit early application and to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of the Proposed FSP on our net income and net income per common share. Based on our initial review, however, this Proposed FSP would change the accounting treatment of our outstanding convertible senior notes and would (1) shift a material portion of our convertible senior notes balances to additional paid-in capital on our consolidated balance sheets, (2) create a discount on the convertible senior notes that would be amortized as materially higher interest expense over the life of the convertible senior notes, (3) cause us to show materially lower net income on our consolidated statements of operations, and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.

In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities— A Replacement of FASB Statement 125,” (“Statement No. 140”). The FASB has discussed Statement No. 140 in many recent meetings and is considering numerous other changes to Statement No. 140 as well as to FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51,” (“FIN 46R”). While the ultimate changes remain uncertain, it is possible that we will be required to change our accounting for our securitized credit card receivables. It is possible that these changes will require us to consolidate some or all of the QSPEs and variable interest entities associated with our securitizations. We currently treat our transfers to the securitization trusts as sales, remove the receivables from our consolidated balance sheets, and reflect only our retained interests in the securitization trusts on our consolidated balance sheets. The changes being contemplated by the FASB may require us to reflect the gross amount of the transferred receivables as well as the liabilities of the securitization trusts on our consolidated balance sheets. We are unable to determine the ultimate potential effects on our consolidated financial statements until the FASB promulgates the final amendments to Statement No. 140 and FIN 46R.

3. Discontinued Operations

In the fourth quarter of 2007, we adopted a formal plan to discontinue (through sale or otherwise) 105 Retail Micro-Loans segment branches located within Florida, Oklahoma, Colorado, Arizona, Louisiana and Michigan. As a result, we have accounted for these business operations as discontinued operations, and we have classified the net assets of these operations as held for sale and have written them down to their estimated fair value. The fourth quarter 2007 write down to fair value for the tangible assets associated with these operations was $2.6 million.

Also during the fourth quarter of 2007, we shut down several business operations within our Other segment, including our stored value card operations, our U.S.-based Internet installment loan operations and operations under which we purchased and serviced motorcycle, all-terrain vehicle and personal watercraft loans through and for pre-qualified networks of dealers.

In the first quarter of 2008, we adopted a formal plan to sell 81 Retail Micro-Loans segment branches located within the State of Texas—a sale that was completed in April 2008. As a result, we also have accounted for these business operations as discontinued operations, and we have classified the net assets of these operations as held for sale and have written them down to their estimated fair value.

The components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income, fees and related income on non-securitized earning assets	$2,847	$3,038	$6,453	$5,682
Other operating income	—	—	—	—
Total operating expense	6,147	9,831	14,438	19,624

Loss before income taxes	(3,300)	(6,793)	(7,985)	(13,942)
Income tax benefit	1,155	2,378	2,795	4,880

Net loss	$(2,145)	$(4,415)	$(5,190)	$(9,062)

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets and liabilities related to assets held for sale:

	June 30, 2008	December 31, 2007
Assets held for sale:
Loans and fees receivable, net	$2,877	$7,304
Property at cost, net of depreciation	562	1,010
Prepaid expenses and other assets	204	421

Total assets held for sale	$3,643	$8,735

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$172	$373

Total liabilities related to assets held for sale	$172	$373

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

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three Months Ended June 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$(4,969)	$13,284	$15,234	$19,857	$7,052	$50,458

Total other operating income	$34,459	$410	$—	$—	$—	$34,869

(Loss) income from continuing operations before income taxes	$(72,304)	$7,364	$2,785	$(762)	$72	$(62,845)

Loss from discontinued operations before income taxes	$—	$—	$(2,851)	$—	$(449)	$(3,300)

Loans and fees receivable, gross	$4,850	$25,992	$31,912	$387,137	$18,981	$468,872

Loans and fees receivable, net	$4,850	$20,818	$26,934	$317,153	$13,673	$383,428

Total assets	$1,191,195	$59,117	$97,902	$395,595	$65,345	$1,809,154

Three Months Ended June 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(1,678)	$15,630	$19,990	$10,901	$2,008	$46,851

Total other operating income	$126,268	$467	$—	$587	$—	$127,322

(Loss) income from continuing operations before income taxes	$(23,563)	$10,909	$6,692	$(3,063)	$(1,395)	$(10,420)

Loss from discontinued operations before income taxes	$—	$—	$(4,023)	$—	$(2,770)	$(6,793)

Loans and fees receivable, gross	$956,830	$16,137	$70,402	$286,721	$12,917	$1,343,007

Loans and fees receivable, net	$552,765	$12,760	$67,004	$268,250	$10,124	$910,903

Total assets	$1,498,255	$40,131	$201,467	$352,982	$82,409	$2,175,244

Six Months Ended June 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$(13,429)	$35,294	$32,119	$35,669	$9,213	$98,866

Total other operating income	$148,590	$755	$—	$196	$—	$149,541

(Loss) income from continuing operations before income taxes	$(74,486)	$23,423	$7,217	$(4,522)	$(3,577)	$(51,945)

Loss from discontinued operations before income taxes	$—	$—	$(7,036)	$—	$(949)	$(7,985)

Loans and fees receivable, gross	$4,850	$25,992	$31,912	$387,137	$18,981	$468,872

Loans and fees receivable, net	$4,850	$20,818	$26,934	$317,153	$13,673	$383,428

Total assets	$1,191,195	$59,117	$97,902	$395,595	$65,345	$1,809,154

Six Months Ended June 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$53,540	$33,360	$38,165	$22,493	$2,008	$149,566

Total other operating income	$185,484	$783	$—	$1,132	$—	$187,399

(Loss) income from continuing operations before income taxes	$(31,703)	$22,348	$10,770	$(3,656)	$(4,961)	$(7,202)

Loss from discontinued operations before income taxes	$—	$—	$(7,090)	$—	$(6,852)	$(13,942)

Loans and fees receivable, gross	$956,830	$16,137	$70,402	$286,721	$12,917	$1,343,007

Loans and fees receivable, net	$552,765	$12,760	$67,004	$268,250	$10,124	$910,903

Total assets	$1,498,255	$40,131	$201,467	$352,982	$82,409	$2,175,244

5. Treasury and Other Stock Transactions

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three months and six months ended June 30, 2008, we reissued 9,230 and 172,946 treasury shares at an approximate gross cost of $0.2 million and $3.1 million, respectively, in satisfaction of option exercises and restricted share vestings. Also during the three and six months ended June 30, 2008, we effectively purchased 3,156 and 50,062 shares at a cost of $0.03 million and $0.5 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings. We repurchased no other shares of our common stock during the three months ended June 30, 2008.

Also during the six months ended June 30, 2008, shares previously lent by us were returned to us. These shares, totaling 2,026,881, were retired upon receipt. As of June 30, 2008, we still had outstanding 3,651,069 loaned shares to be returned to us.

6. Investments in Equity-Method Investees

As of June 30, 2008, we held a 61.25% interest in CSG, LLC (“CSG”). Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity. We account for our CSG investment using the equity method of accounting. As of June 30, 2008, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of June 30, 2008	As of December 31, 2007
Securitized earning assets	$128,496	$127,514

Total assets	$132,209	$134,621

Total liabilities	$2,526	$2,929

Members’ capital	$129,683	$131,692

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income, fees and related income on non-securitized earning assets	$—	$2	$1	$4

Fees and related income on securitized earning assets	$15,929	$18,791	$33,231	$37,674

Total other operating income	$18,210	$21,824	$37,866	$43,971

Net income	$17,055	$20,447	$35,649	$41,225

7. Off-Balance-Sheet Arrangements

We securitize certain credit card receivables that we purchase on a daily basis through our third-party financial institution relationships. Prior to December 2007, we had not previously securitized our lower-tier credit card receivables. We now securitize substantially all of our credit card receivables. In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to two separate trusts (an “upper-tier originated portfolio” master trust and a “lower-tier originated portfolio” master trust), which issue notes representing undivided ownership interests in the assets of the respective master trusts. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was our second quarter 2007 acquisition of our U.K. Portfolio and our securitization of its approximately £490 million ($970 million) of gross face amount of underlying credit card receivables.

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

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included within the notes to our condensed consolidated financial statements, it does not include the securitization activities of our equity-method investees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Gross amount of receivables securitized at period end	$3,002,547	$2,362,871	$3,002,547	$2,362,871

Proceeds from collections reinvested in revolving-period securitizations	$371,482	$319,242	$789,899	$573,172

Excess cash flows received on retained interests	$37,172	$42,612	$89,834	$91,365

Securitization gains	$—	$100,957	$—	$100,957
Income from retained interests in credit card receivables securitized	(68,614)	(33,828)	(34,394)	(19,266)
Fees on securitized receivables	7,499	4,859	15,770	9,999

Total fees and related income on securitized earning assets	$(61,115)	$71,988	$(18,624)	$91,690

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

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities and have elected fair value accounting for them under Statement No. 159, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions based on Level 3 significant unobservable inputs as defined by Statement No. 157. (See Note 8, “Fair Values of Assets”.)

The Level 3 fair value measurements of retained interests associated with our securitizations are dependent upon our estimate of future cash flows using the cash-out method. Under the cash-out method, we record future cash flows at a discounted value. We discount cash flows based on the timing of when we expect to receive the cash flows. We base discount rates on our estimates of returns that would be required by investors in investments with similar terms and credit quality. We estimate yields on the credit card receivables based on stated annual percentage rates and applicable terms and conditions governing fees as set forth in the credit card agreements, and we base estimated default and payment rates on historical results, adjusted for expected changes based on our credit risk models. We typically charge off credit card receivables when the receivables become 180 days past due, although earlier charge offs may occur specifically related to accounts of bankrupt or deceased customers. We generally charge off bankrupt and deceased customers’ accounts within thirty days of verification.

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	June 30, 2008	December 31, 2007
Interest only (“I/O”) strip	$180,140	$96,313
Accrued interest and fees	24,747	32,768
Servicing liability	(18,575)	(23,821)
Amounts due from securitization	21,060	24,104
Fair value of residual interests	732,394	887,215
Issuing bank partner continuing interests	(2,967)	(1,000)

Securitized earning assets	$936,799	$1,015,579

The I/O strip reflects the fair value of our rights to future income from securitizations arranged by us and includes certain credit enhancements. Accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. The servicing liability reflects, for those securitization structures for which servicing compensation is not adequate, the fair value of the costs to service the receivables above and beyond the servicing income we expect to receive from the securitizations. Amounts due from securitization represent cash flows that are distributable to us from the prior month’s cash flows within each securitization trust; we generally expect to receive these amounts within thirty days from the close of each respective month. The fair value of residual interests category represents the net present value of cash flows that will be returned to us associated with our funded interests (generally for cardholder purchases) in our securitization trusts. Lastly, certain of our issuing bank partners and their affiliates have contractual rights entitling them to maintain continuing economic interests in our securitized earning assets; these issuing bank partners’ continuing interests are netted against the value of our securitized earning assets in the above table.

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we have used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	June 30, 2008	December 31, 2007	June 30, 2007
Net collected yield (annualized)	36.5%	33.5%	27.1%
Principal payment rate (monthly)	5.2	5.4	5.6
Expected principal credit loss rate (annualized)	16.1	18.8	14.6
Residual cash flows discount rate	23.7	24.6	20.0
Servicing liability discount rate	14.0	14.0	14.0

The 2007 net collected yield, principal payment rate and expected principal credit loss rate in the above table were all significantly affected by the weightings associated with our December 2007 securitization of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. The increase in residual cash flows discount rates relative to the June 30, 2007 rate reflects (1) reduced levels of excess collateral within our securitization trusts over the past several quarters, as well as (2) increased market spreads above our LIBOR interest rate index that we believe to exist as of December 31, 2007 and June 30, 2008 given the recent turbulence in global liquidity markets (with some offsetting effects, however, of reductions in the base LIBOR interest rate index within the past year). Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, at lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns.

The following table illustrates the hypothetical effect on the June 30, 2008 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Credit Card Receivables
Net collected yield (annualized)	36.5%
Impact on fair value of 10% adverse change	$(61,807)
Impact on fair value of 20% adverse change	$(122,756)
Principal payment rate (monthly)	5.2%
Impact on fair value of 10% adverse change	$(7,942)
Impact on fair value of 20% adverse change	$(15,709)
Expected principal credit loss rate (annualized)	16.1%
Impact on fair value of 10% adverse change	$(29,687)
Impact on fair value of 20% adverse change	$(56,055)
Residual cash flows discount rate	23.7%
Impact on fair value of 10% adverse change	$(13,687)
Impact on fair value of 20% adverse change	$(26,945)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(208)
Impact on fair value of 20% adverse change	$(416)

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

	June 30, 2008	December 31, 2007
Total managed principal balance	$2,539,606	$2,855,762
Total managed finance charge balance	462,941	681,916

Total managed receivables	$3,002,547	$3,537,678

Receivables delinquent — sixty or more days	$406,134	$711,146

Net charge offs for the three months ended	$167,150	$77,855

8. Fair Values of Assets

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”). Statement No. 159 allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we adopted Statement No. 159 with respect to our securitized earning assets effective January 1, 2008.

In January 2008, we adopted FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2008 by fair value hierarchy:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$667	$—	$—	$667
Securitized earning assets	$—	$—	$936,799	$936,799

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2008:

	For the Three Months Ended June 30, 2008			For the Six Months Ended June 30, 2008
	Investment Securities—Trading	Securitized Earning Assets	Total	Investment Securities—Trading	Securitized Earning Assets	Total
Beginning balance	$14,314	$1,000,390	$1,014,704	$17,939	$1,015,579	$1,033,518
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to retained interests	—	94,015	94,015	—	299,867	299,867
Total realized and unrealized losses	(14,314)	—	(14,314)	(17,939)	—	(17,939)
Purchases, issuances, and settlements, net	—	(157,606)	(157,606)	—	(378,647)	(378,647)
Net transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$—	$936,799	$936,799	$—	$936,799	$936,799

	For the Three Months Ended June 30, 2008			For the Six Months Ended June 30, 2008
	Investment Securities—Trading	Securitized Earning Assets	Total	Investment Securities—Trading	Securitized Earning Assets	Total
Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—	$94,015	$94,015	$—	$299,867	$299,867

Both observable and unobservable inputs may be used to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs. A brief description of the valuation techniques used for Level 3 assets and liabilities is provided below.

Net Revaluation of Retained Interests. We record the net revaluation of retained interests in the fees and related income from securitized earning assets category in our consolidated statements of operations, specifically as income from retained interests in credit card receivables securitized. The net revaluation of retained interests includes the I/O strip, accrued interest and fees, servicing liabilities associated with our residual interests, amounts due from securitization, residual interests and issuing bank partner continuing interests. We estimate the present value of future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, and discount rates.

Total Realized and Unrealized Losses. We record total realized and unrealized losses within the fees and related income from non-securitized earning assets category in our consolidated statements of operations. Certain securities available for sale are classified as Level 3, indicating that significant valuation assumptions are not readily observable in the market due to limited liquidity. For these securities, we measure fair value using the best available data, in the form of quotes provided directly by various dealers associated with the securities and third-party valuations, when available.

Valuations and Techniques for Assets Measured at Fair Value on a Non-Recurring Basis

We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include those associated with acquired businesses, including goodwill and other intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more of these assets is determined to be impaired. We were required to make such a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the first quarter of 2008 by reason of our decision to discontinue and sell that segment’s Texas operations. We estimated the fair value of these assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, same store growth rates and payment rates. We recorded a non-cash goodwill impairment charge of $1.1 million in the first quarter of 2008 to record the goodwill of our continuing Retail Micro-Loans segment operations at its estimated fair value. While fair value measurements of Retail Micro-Loans segments assets held for sale were required in the second quarter of 2008, no fair value measurements of goodwill and intangible assets were required of us during the second quarter of 2008.

For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of June 30, 2008 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets:
Goodwill	$—	$—	$96,016	$96,016
Intangibles, net	$—	$—	$6,998	$6,998
Assets held for sale (net of liabilities related thereto)	$—	$1,803	$1,668	$3,471

9. Convertible Senior Notes, Notes Payable and Other Borrowings

Convertible Senior Notes

In June 2008, we repurchased $13.3 million in face amount of our $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 and $36.7 million in face amount of our $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. The purchase price for these notes totaled $21.4 million (including accrued interest) and resulted in an aggregate gain of $28.4 million (net of their applicable share of deferred costs, which were written off in connection with the purchases). The aggregate $50.0 million of repurchased convertible senior notes are held in treasury and have been netted against the aggregate $550.0 million face amount of the originally issued convertible senior notes on our condensed consolidated balance sheet.

Notes Payable and Other Borrowings

Notes payable and other borrowings consist of the following (in millions) as of June 30, 2008:

June 30, 2008
Structured financings within our Auto Finance segment, average rate 4.8%, payable to 2008 through 2013 ($139.5 payable in September 2008 and $63.4 amortizing with liquidation of underlying purchased auto finance receivables pool 2008 through 2013)	$202.9
Third-party financing of Auto Finance segment receivables, rate of 7.3%, due January 2009	13.9
Third-party financing of Auto Finance segment inventory, rate of 12.0%, month-to-month	2.8
Vendor-financed software and equipment acquisitions, rates from 2% to 7%, payable 2008 through 2009	6.8
Month-End Money (“MEM”) U.K. Internet micro-loan operations secured debt, rate of 6.6%, payable on demand	10.0
MEM subordinated debt, rate of 9.0%, payable through 2009	0.5

Total notes payable and other borrowings	$236.9

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

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the six months ended June 30, 2007 and 2008 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,435	22,868	31,303
Purchase price adjustment	—	273	—	273
Foreign currency translation	—	—	304	304

Balance as of June 30, 2007	$97,955	$30,868	$23,172	$151,995

Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Foreign currency translation	—	—	(21)	(21)
Impairment loss	(1,132)	—	—	(1,132)

Balance as of June 30, 2008	$43,214	$30,868	$21,934	$96,016

In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss in the six months ended June 30, 2008.

Intangible Assets

We had $2.3 million of intangible assets that we determined had an indefinite benefit period as of both June 30, 2008 and December 31, 2007. The net unamortized carrying amount of intangible assets subject to amortization was $4.6 million as of June 30, 2008 and $5.9 million as of December 31, 2007. Intangible asset-related amortization expense was $0.6 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively and $1.2 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively.

11. Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $1.8 billion at June 30, 2008 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various credit card receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of June 30, 2008, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of June 30, 2008, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $282.9 million—a decrease from the $369.3 million level at December 31, 2007 as a result of the continued liquidation of our purchased portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amount of credit available to cardholders for future purchases declines along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments and charge offs combined to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, Columbus Bank and Trust Company, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $83.5 million at June 30, 2008. Our arrangements with this financial institution expire in March 2009, although we have instructed the financial institution to transfer all accounts to another financial institution, and we expect these arrangements to terminate earlier. (See further discussion in the Litigation discussion below.)

Our other third-party originating financial institution relationships require security for our daily purchases of their credit card receivables, and we have pledged $23.1 million in collateral as such security as of June 30, 2008. In addition, in connection with our April 2007 U.K. Portfolio acquisition, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to Visa® Europe ($12.8 million as of June 30, 2008). Those obligations include, among other things, compliance with Visa® Europe’s operating regulations and by-laws. We also guarantee the certain performance obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to us as a system of record provider. Were we to terminate our U.S. relationship prior to the contractual termination period, we would incur significant penalties ($35.5 million as of June 30, 2008); we have no intention, however, of terminating this agreement, which in May 2008 was renegotiated and extended through May 2015.

One of our most significant sources of liquidity is the securitization of credit card receivables. The maturity terms of our securitizations vary. As of December 31, 2007, securitization facilities underlying our securitization trusts included: a six-year term securitization facility (expiring October 2010), a two-year variable funding securitization facility with renewal options (expiring January 2010), a five-year term securitization facility (expiring October 2009), and a one-year conduit securitization facility with renewal options (term expiring September 2008) issued out of our upper-tier originated portfolio master trust; a two-year amortizing securitization facility (expiring December 2009) and a two-year variable funding securitization facility (expiring March 2009) issued out of our lower-tier originated portfolio master trust; a multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively; an amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of the trust underlying our U.K. Portfolio securitization; and a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014).

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

Litigation

We are involved in various legal proceedings that are incidental to the conduct of our business. The material proceedings are described below.

We and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that we are the alter ego of our subsidiaries and are liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focused upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We provided substantial information to both the FDIC and FTC, and held settlement discussions with the FDIC and FTC. In April 2008, we entered into an agreement in principle with the FTC and FDIC in order to resolve the investigations. The agreement contemplated formal settlement agreements with both the FTC and FDIC and was conditioned on the FDIC’s entering into settlement agreements with three of our issuing banks. Under the agreement in principle, and under the contemplated settlement agreements, we would have issued approximately $80 million in credits, the cash cost and pre-tax earnings effects of which would have been approximately $7.5 million—an amount we have accrued as a reserve on our condensed consolidated balance sheets as of both March 31, 2008 and June 30, 2008. Even though we reached agreement with the FTC and FDIC on the terms of our settlement agreements, two of the three issuing banks were unable to reach agreement with the FDIC. As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which is assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also are against the issuing banks that did not reach agreement with the FDIC. In general, the actions allege that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain accounts would be treated as “paid in full” and utilized prohibited telephone collection practices. We are vigorously contesting these actions. We continue to believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcome of these actions, we do not believe that the outcome will be material to our financial condition. These actions currently are the subject of answers or motions to dismiss.

On May 23, 2008, CompuCredit and one of our subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the United States District Court for the Northern District of Georgia in

an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide CompuCredit rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to transfer credit card accounts to our third-party designees, all in violation of the agreements among the parties. This complaint currently is the subject of a motion to dismiss.

On June 11, 2008, CB&T filed a complaint against us and one of our subsidiaries in the United States District Court for the Middle District of Georgia, CB&T vs. CompuCredit Corporation et al., Civil Action no. 4:08cv78. In general, the complaint requests that the court order us to implement certain changes to the terms of the CB&T-issued credit cards. We are vigorously contesting this complaint. This complaint currently is the subject of a motion to dismiss.

On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J.Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. In general, the complaint alleges that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. We are vigorously contesting this complaint. The defendants intend to file a motion to dismiss.

Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that the accounts that it was required to purchase failed to meet certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC as described above. In connection with its failure, Encore alleged that CompuCredit and Jefferson Capital were in breach of certain representations and warranties within the agreements. We are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

12. Net Loss Per Common Share

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(42,775)	$(6,601)	$(37,262)	$(4,470)

Loss from discontinued operations	$(2,145)	$(4,415)	$(5,190)	$(9,062)

Net loss	$(44,920)	$(11,016)	$(42,452)	$(13,532)

Denominator:
Basic weighted-average shares outstanding	46,785	48,485	46,763	49,369
Effect of dilutive stock options, warrants and restricted shares	—	—	—	—

Diluted adjusted weighted-average shares outstanding	46,785	48,485	46,763	49,369

Loss from continuing operations per common share—basic	$(0.91)	$(0.14)	$(0.80)	$(0.09)

Loss from continuing operations per common share—diluted	$(0.91)	$(0.14)	$(0.80)	$(0.09)

Loss from discontinued operations per common share—basic	$(0.05)	$(0.09)	$(0.11)	$(0.18)

Loss from discontinued operations per common share—diluted	$(0.05)	$(0.09)	$(0.11)	$(0.18)

Net loss per common share – basic	$(0.96)	$(0.23)	$(0.91)	$(0.27)

Net loss per common share – diluted	$(0.96)	$(0.23)	$(0.91)	$(0.27)

As their effects were anti-dilutive due to our net losses for the three and six month periods ending on both June 30, 2008 and June 30, 2007, we excluded all of our stock options and unvested restricted shares from our net loss per common share calculations in all of these periods.

13. Stock-Based Compensation

As of June 30, 2008, we had two stock-based employee compensation plans (our Employee Stock Purchase Plan and our 2008 Equity Incentive Plan). The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and as of June 30, 2008, 1,602,343 shares remained available for grant under this plan. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. In the three months ended June 30, 2008, we recognized income tax benefits of $0.07 million within additional paid-in capital related to our stock-based compensation plans, while for the six months ended June 30, 2008, we recognized an income tax-related charge to paid-in capital associated with our stock-based compensation plans of $1.0 million.

Stock Options

For the three and six months ended June 30, 2008, respectively, we expensed compensation costs of $0.5 million and $1.0 million, respectively, related to our stock option plans. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

A summary of the status of our stock options as of June 30, 2008 and changes for the six months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2008	666,264	$36.99
Granted	200,000	8.66
Exercised	(11,000)	6.72
Cancelled/Forfeited	(183)	12.28

Outstanding at June 30, 2008	855,081	$30.76	4.37	$—

Exercisable at June 30, 2008	105,081	$22.26	1.48	$—

As of June 30, 2008, our unamortized deferred compensation costs associated with unvested stock options were $5.3 million, which we are amortizing over a weighted-average remaining amortization period of 4.2 years. We received $0.07 million in cash proceeds from stock option exercises during the six months ended June 30, 2008.

Restricted Stock and Restricted Stock Unit Awards

During the three and six months ended June 30, 2008, we granted an aggregate of 87,895 and 666,545 shares, respectively, of restricted stock and restricted stock units with an aggregate grant date fair value of $0.5 million and $6.0 million, respectively. Our restricted stock and restricted stock unit grants generally vest over a range of 24 to 60 months, and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of June 30, 2008, our unamortized deferred compensation costs associated with unvested restricted stock and restricted stock unit awards were $16.1 million with a weighted-average remaining amortization period of 2.6 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock and restricted stock unit grants. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period and holding period in unrestricted form or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 2.7 years as of June 30, 2008.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We principally serve these markets through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. We contract with third-party financial institutions pursuant to which the financial institutions issue general purpose Visa® and MasterCard® credit cards, and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waiver and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $1,000 (or the equivalent thereof in the British pound for pound-denominated loans) for thirty days or less and to which we refer as “micro-loans”; the loans are marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and sell used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

The most significant business changes or events during the three months ended June 30, 2008 were the sale of our Texas retail micro-loan operations, ongoing difficulties in the liquidity markets to raise new funds in order to originate loans, the commencement of litigation against us by the FDIC and FTC that is discussed below, and the commencement of other litigation both by and against us that is discussed in detail elsewhere in this Report.

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focused upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We provided substantial information to both the FDIC and FTC, and held settlement discussions with the FDIC and FTC. In April 2008, we entered into an agreement in principle with the FTC and FDIC in order to resolve the investigations. The agreement contemplated formal settlement agreements with both the FTC and FDIC and was conditioned on the FDIC’s entering into settlement agreements with three of our issuing banks. Under the agreement in principle, and under the contemplated settlement agreements, we would have issued approximately $80 million in credits, the cash cost and pre-tax earnings effects of which would have been approximately $7.5 million—an amount we have accrued as a reserve on our condensed consolidated balance sheets as of both March 31, 2008 and June 30, 2008. Even though we reached agreement with the FTC and FDIC on the terms of our settlement agreements, two of the three issuing banks were unable to reach agreement with the FDIC. As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which is assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also are against the issuing banks that did not reach agreement with the FDIC. In general, the actions allege that we and our bank partners overstated the amount of available of credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain accounts would be treated as “paid in full” and utilized prohibited telephone collection practices. We are vigorously contesting these actions. We continue to believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcome of these actions, we do not believe that the outcome will be material to our financial condition. These actions currently are the subject of answers or motions to dismiss.

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

CONSOLIDATED RESULTS OF OPERATIONS

Below is a comparison of continuous operations results for the three and six month periods ending June 30, 2007 and 2008, respectively:

	For the Three Months Ended June 30,
(In thousands)	2008	2007	2008 vs. 2007
Total interest income	$26,256	$100,970	$(74,714)
Interest expense	(10,375)	(17,079)	6,704
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	17,451	22,562	(5,111)
Fees on lower-tier credit card receivables while held on balance sheet	205	146,848	(146,643)
Income on investments in previously charged-off receivables	13,585	15,735	(2,150)
Losses on investments in securities	(1,090)	(28,486)	27,396
Internet micro-loan fees	10,052	2,361	7,691
Gross profit on auto sales	8,909	2,430	6,479
Other	1,568	1,200	368
Other operating income:
Securitization gains	—	100,957	(100,957)
Income from retained interests in credit card receivables securitized	(68,614)	(33,828)	(34,786)
Fees on securitized receivables	7,499	4,859	2,640
Servicing income	44,868	27,191	17,677
Ancillary and interchange revenue	15,710	18,563	(2,853)
Gain on repurchase of convertible senior notes	28,424	—	28,424
Equity in income of equity-method investees	6,982	9,580	(2,598)

Total Revenue	$101,430	$373,863	$(272,433)
Provision for loan losses	16,103	199,690	(183,587)
Other operating expense:
Salaries and benefits	17,908	17,616	292
Card and loan servicing	69,989	74,655	(4,666)
Marketing and solicitation	17,081	49,873	(32,792)
Depreciation	7,405	10,093	(2,688)
Other	36,307	31,562	4,745
Minority interests	(518)	794	1,312

	For the Six Months Ended June 30,
(In thousands)	2008	2007	2008 vs. 2007
Total interest income	$51,255	$186,853	$(135,598)
Interest expense	(21,849)	(32,863)	11,014
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	37,025	43,960	(6,935)
Fees on lower-tier credit card receivables while held on balance sheet	502	267,807	(267,305)
Income on investments in previously charged-off receivables	34,727	32,919	1,808
Losses on investments in securities	(6,251)	(25,724)	19,473
Internet micro-loan fees	17,770	2,361	15,409
Gross profit on auto sales	18,007	3,444	14,563
Other	4,189	2,123	2,066
Other operating income:
Securitization gains	—	100,957	(100,957)
Income from retained interests in credit card receivables securitized	(34,394)	(19,266)	(15,128)
Fees on securitized receivables	15,770	9,999	5,771
Servicing income	93,154	46,086	47,068
Ancillary and interchange revenue	31,131	30,324	807
Gain on repurchase of convertible senior notes	28,424	—	28,424
Equity in income of equity-method investees	15,456	19,299	(3,843)

Total Revenue	$284,916	$668,279	$(383,363)
Provision for loan losses	36,509	331,314	(294,805)
Other operating expense:
Salaries and benefits	36,687	35,929	758
Card and loan servicing	146,427	140,725	5,702
Marketing and solicitation	32,940	85,662	(52,722)
Depreciation	17,359	19,687	(2,328)
Other	65,438	60,658	4,780
Minority interests	1,501	1,506	(5)

Three and Six Months Ended June 30, 2008, Compared to the Three and Six Months Ended June 30, 2007

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our lower-tier credit card receivables until our securitization of them in December 2007 and from our Auto Finance segment. The decreases are primarily due to our December 2007 securitization of our lower-tier credit card receivables. We reported $74.2 million and $137.0 million of total interest income on these receivables during the three and six months ended June 30, 2007, respectively, while income associated with our retained interest in the securitization trust underlying these receivables now is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Our total interest income in successive quarters of this year will be below levels experienced during comparable quarters of 2007 for this reason.

Excluding interest from our lower-tier credit card receivables, we experienced slight increases in total interest income. We generated strong increases in our Auto Finance segment, resulting from growth in its underlying receivables and from acquisitions we made in the first quarter of 2007.

Also included within total interest income (under the other category on our condensed consolidated statements of operations) is interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused a reduction in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Moreover, our reduced holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income levels compared to those experienced in 2007. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as such, we will not have any continuing interest income associated with these investments.

Interest expense. The decrease is primarily due to our December 2007 securitization of our lower-tier credit card receivables; interest expense associated with these receivables was $3.4 million and $7.4 million in the three and six months ended June 30, 2007, respectively; whereas, all interest costs associated with these receivables now are borne by our lower-tier originated portfolio master trust. Income associated with our retained interest in this securitization trust (net of interest costs) is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Excluding the above amounts, the decrease in interest expense relates primarily to reduced levels of collateralized financing associated with our investments in third-party asset-backed securitizations. With our now complete disposition of these investments, we will not incur any further interest costs associated with the financing of these investments.

We also experienced reduced interest costs within our Auto Finance segment, and unless we secure the capital necessary to significantly grow our asset base underlying our Auto Finance segment debt facilities in 2008, which is not expected, we anticipate a modest further drop in 2008 Auto Finance segment interest expense levels.

We did, however, experience higher interests costs within our MEM U.K. Internet-based micro-loan operations, reflecting our acquisition of these operations in the second quarter of 2007 and its subsequent funding of receivables growth by drawing on its available credit lines. Based on the current debt financing capacity within MEM’s operations and absent an increase in its borrowing capacity, we expect only modest increases in its growth and interest costs in successive quarters of this year. We currently are at advanced stages in negotiating additional borrowing capacity for MEM, however, which if completed as expected, could accelerate its latter half of 2008 growth in revenues and associated interest costs.

Fees and related income on non-securitized earning assets. The factors affecting our levels of fees and related income on non-securitized earning assets include:

•	the securitization of our lower-tier credit card receivables in December 2007, which caused a decrease of $146.6 million and $267.3 million in the three and six months ended June 30, 2008;

•

lower 2008 retail micro-loan fees due to (1) our substantial termination in late 2007 of a loan program in which we were the lender for underlying micro-loans arranged by three different U.S. credit service organizations, (2) our belief, which is shared by other retail micro-loan providers, that tax stimulus payments received by consumers in the second quarter of 2008 temporarily diminished consumer demand for retail micro-loans; and (3) our conservative second quarter 2008 approach to loan generation in Ohio while we await approval of regulatory filings that we have made for an alternative loan product in that state due to legislative changes enacted in that state during the second quarter—factors that also are expected to contribute to lower third and fourth quarter of 2008 retail micro-loan revenues relative to comparable 2007 periods;

•

a decrease in income within our Investments in Previously Charged-Off Receivables segment of $2.2 million in the three months ended June 30, 2008 and a $1.8 million increase in this segment’s income in the six months ended June 30, 2008—the $1.8 million increase reflecting (1) growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and (2) heightened levels of previously charged-off receivables sales under our forward flow contract with Encore with correspondingly greater accretion of deferred revenue (in part due to the release of a portion of $10.0 million in escrowed Encore monies to us), and the $2.2 million decrease reflecting (1) the dispute with Encore based on its failure to continue purchases of previously charged-off receivables under our forward flow contract with them as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below, (2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases; and (3) the adverse effects of announced FDIC and FTC enforcement actions on this segment’s ability to solicit accounts under its balance transfer program.

•

an increase of $27.4 and $19.5 million in the three and six months ended June 30, 2008, respectively, representing lower levels of losses on our portfolio of investments in debt and equity securities as compared to the same periods of 2007;

•

increases of $7.7 million and $15.4 million of Internet micro-loan fees in the three and six months ended June 30, 2008, respectively, reflecting our acquisition of MEM in the second quarter of 2007 and subsequent growth in its operations; and

•

$6.8 million and $14.9 million of higher gross profits on automotive vehicle sales in the three and six months ended June 30, 2008, respectively, relating to our Just Right Auto Sales (“JRAS”) operations, which we acquired during the first quarter of 2007 and subsequently have expanded.

Based on our June 30, 2008 valuation of our investments in third-party asset-backed securities at zero coupled with the disposition of all of these investments, we believe we will have no further losses in connection with these investments.

Prospects for continued 2008 income growth within our Investments in Previously Charged-off Receivables segment are uncertain due to each of the factors cited above (and discussed further in the Investment in Previously Charged-Off Receivables Segment section below), as well as an anticipated reduction in the volume of charge offs that the segment is expected to purchase from our lower-tier originated portfolio master trust relative to recent quarters. In the first and second quarters of 2008, the Investments in Previously Charged-off Receivables segment acquired substantial volumes from the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that reached peak charge-off levels in the first and second quarters of 2008. Absent the prompt resolution of our disputes with Encore, the segment will experience sizable declines in activities and income in the third and fourth quarters of this year as compared to the first two quarters of 2008 and comparable quarters of 2007.

Lastly, we currently expect continued growth in gross profits from our JRAS operations and fees from our U.K.-based Internet micro-loan operations within MEM as both of these entities continue to execute on their modest growth plans throughout 2008.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

In the three months ended June 30, 2007, we acquired our U.K. Portfolio of approximately £490 million ($970 million) of gross face amount of credit card receivables and immediately securitized the portfolio, generating $100.4 million securitization gain in that period. Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains in the three and six months ended June 30, 2008.

We experienced losses on retained interests in credit card receivables securitized in both the three and six month periods ended June 30, 2008 and June 30, 2007. The U.K. Portfolio acquisition and subsequent securitization in the second quarter of 2007 resulted in the large gain noted above, but also generated $48.6 million of losses on our retained interests in that same period. Our other securitized portfolios generated income in the 2007 periods partially offsetting the losses in the U.K. Portfolio. In contrast, the 2008 periods reflect much lower losses on our retained interests in the U.K. Portfolio, but large losses resulting principally from charge offs associated with our lower-tier credit card receivables that we securitized in December 2007. This portfolio generated high levels of charge offs associated with the record number of new accounts originated in the second and third quarters of 2007, which negatively impacted our income from retained interests. We note that the effects of these charge offs were significantly, but not entirely, offset by improvements in the relative value of our retained interests in our lower-tier credit card portfolio master trust (as compared with the March 31, 2008 value, which was depressed by expected second quarter 2008 peak vintage charge offs). Our second quarter 2008 losses on retained interests in credit card receivables securitized also reflect our inability to re-price accounts owned by CB&T at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), the continued effects on fee billings of the fourth quarter 2007 changes made to our billing practices in response to regulatory guidance and comments regarding negative amortization and certain adverse changes to our retained interest valuation assumptions given current trends in the U.S. economy.

Fees on securitized receivables increased in the 2008 periods due to our December 2007 securitization of our lower-tier credit card receivables.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income increased relative to 2007 levels due to the December 2007 securitization of our lower-tier credit card portfolio and our April 2007 acquisition and securitization of our U.K. Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our other purchased credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. Relative to the servicing income we generated in the three and six months ended June 30, 2008, in the absence of portfolio acquisitions and given currently planned origination levels, we anticipate decreases in our servicing income levels in successive quarters of 2008 due to our currently liquidating portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues decreased in the three months ended June 30, 2008 but increased in the six months then ended, when compared to the same periods in 2007. The decrease in the three-month period relates to few new credit card account additions thus far in 2008 and net liquidations that we have experienced thus far in 2008 in all of our credit card receivables portfolios. The increase in the six-month period is due to our April 2007 U.K. Portfolio acquisition, as we earned revenues from this portfolio for the full six months in 2008 but for only three months in 2007. With slower growth in new credit card account additions expected in 2008 and absent portfolio acquisitions, we expect further reductions in our ancillary and interchange revenues in successive quarters of 2008 principally because we currently are not originating a significant number of new accounts, thereby resulting in a gradual liquidation of our portfolios.

Gain on repurchase of convertible senior notes. In June 2008, we repurchased $13.3 million in face amount of our $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 and $36.7 million in face amount of our $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. The purchase price for these notes totaled $21.4 million (including accrued interest) and resulted in a gain of $28.4 million (net of their applicable portion of deferred costs that we wrote off upon their repurchase).

Equity in income of equity-method investees. Equity in income of equity-method investees decreased primarily due to diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Our December 2007 securitization of our lower-tier credit card receivables is the principal reason for the reductions in our provision for loan losses; credit losses underlying our retained interests in our securitized lower-tier credit card receivables now are reflected exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Partially offsetting the reduction in our provision for loan losses are provisions made associated with receivables growth within our Auto Finance segment relating to the additions of ACC and JRAS in 2007 and subsequent growth in these operations, as well as receivables growth within our MEM U.K. Internet micro-loan operations, tempered, however, by slower receivables growth within our Retail Micro-Loans segment.

Total other operating expense. Total other operating expense decreased $35.1 million and $43.8 million in the three and six months ended June 30, 2008, respectively, reflecting the following:

•

decreases of $33.0 million and $53.0 million in marketing and solicitation costs in the three and six-month periods, respectively, due to our desire to preserve capital given the current dislocation of the liquidity markets and our corresponding scale back in our credit card marketing efforts (whereby, for example, we grossed approximately 310,000 new credit card accounts during the first half of 2008 compared to approximately 1,011,000 in new credit card accounts during the first half of 2007); and

•

decreases in depreciation expense and other expenses due to cost containment measures and diminished costs resulting from our fourth quarter 2007 decision to discontinue several businesses and initiatives;

partially offset by:

•	a $5.5 million second quarter 2008 impairment charge associated with sub-leases executed in that quarter for 183,461 square feet of office space at our corporate headquarters;

•

slight increases in salaries and benefits primarily due to personnel additions in connection with our first quarter 2007 Auto Finance segment acquisitions of JRAS and ACC and our second quarter 2007 acquisition of the U.K. Portfolio, all such increases being offset substantially by diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts and our fourth quarter 2007 decision to discontinue several businesses and initiatives;

•

increases in card and loan servicing expenses in the six-month period due to (a) an increase from servicing costs associated with the acquisition of our U.K. Portfolio, (b) an increase from servicing costs associated with our first quarter 2007 JRAS and ACC acquisitions within our Auto Finance segment, (c) a net increase in servicing costs related to growth in receivables during 2007 associated with our lower-tier credit card offerings, net of diminished servicing costs associated with our credit card portfolios acquired in prior years given their continuing liquidations, and (d) additional costs incurred related to the conversion of servicing relationships from BarclayCard to us in the first quarter of 2008—costs that are not expected to be continued in future periods—such increases to be contrasted with servicing costs decreases in the three-month period due to impact of credit card portfolio liquidations after giving effect to the inclusion of the U.K. Portfolio, JRAS and ACC servicing costs for substantially the full three-month period in both 2007 and 2008; and

•

various litigation and other settlement related accruals and costs. (As discussed elsewhere, we are engaged in several significant, and somewhat interrelated, disputes with the FTC and FDIC, Encore, and CB&T. In our first quarter of this year, we accrued $2.5 million on top of $5.0 million that we had accrued in 2007 for the expected cash and earnings settlement cost of the FTC and FDIC disputes based upon negotiations between us and the FTC and FDIC that ultimately resulted in an agreement in principle to settle those disputes. That settlement did not occur and litigation ensued. Litigation also commenced with respect to our disputes with Encore and CB&T, and a purported class action securities case was filed against us and several of our officers as well. In each case we believe that our position is meritorious and that we will prevail. However, it may take substantial litigation to resolve these disputes. As a result, we expect to incur increased litigation expense over the next several quarters. In addition, as previously was the case in the dispute with the FTC and FDIC, given the expense of litigation we may decide that it is prudent to settle one or more of these disputes, and any settlement could provide for us to make restitution or other payments.)

While we incur certain base levels of fixed costs, the majority of our operating costs are highly variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets in addition to shutting down various operations that were start-up in nature and were not individually meeting our current capital allocation requirements—those being that we are seeking to allocate capital only to those product offerings with a history of proven returns meeting or exceeding our desired returns. Given our current focus on cost-cutting and capital preservation in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets will improve, we expect further trending reductions in marketing efforts and expense levels and in all other cost categories discussed above at a heightened pace throughout the balance of 2008. We currently are performing an extensive review of all areas of our business for cost savings opportunities so as to align our costs with our currently liquidating portfolio of managed receivables.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as minority interests in our consolidated statements of operations. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. However, in the three months ended June 30, 2008, this general trend reversed and we recorded income from our minority interests given net losses incurred by our majority-owned subsidiaries during that period—such losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations and higher losses associated with our growing, but not yet profitable, MEM U.K. Internet micro-loan operations, coupled with reduced income contributions from the majority-owned subsidiary that comprises our Investments in Previously Charged-off Receivables segment for reasons explained throughout this Report.

Income taxes. Our overall effective tax rate (computed considering both continuing and discontinued operations in the aggregate) was approximately 32.1% and 29.2% for the three and six months ended June 30, 2008, respectively, versus 36.0% for comparable 2007 periods. Variations in the effective tax rates between all periods are substantially related to differing expectations in different periods as to the ratio of our permanent differences to pre-tax GAAP income or loss levels. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between the comparison periods.

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

The way we record these receivables in our consolidated balance sheets and consolidated statements of operations depends on the form of our ownership. While the underlying activities are similar between each of our portfolios, how we reflect these activities in our financial statements differs dramatically depending on our ownership form. These forms include:

•	originated or purchased;

•	securitized or non-securitized; and

•	consolidated or non-consolidated.

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts; whereas, our purchased portfolios include the credit card receivables of customer accounts that were originated by others prior to our acquisitions of the portfolios at varying but generally significant purchase discounts. We spend a substantial amount of marketing resources to originate new cardholder accounts, and we expense the majority of these costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Originated accounts generally do not charge off until after the account is open for at least six months. During periods of rapid growth in originated cardholder accounts, we likely will reflect high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we purchase credit card portfolios from others, we historically have purchased them at substantial discounts. We generally earn fees from the cardholders immediately after the purchase and do not have to bear the high marketing costs associated with originated accounts. The receivables we purchase are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see discussion below), we apply a portion of our purchase discount to offset the face amount of charge offs of all receivables in existence on the date of our acquisitions, and, therefore, we generally do not incur any negative and non-economic effects associated with these charge offs.

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

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge off data and other managed receivables statistics (in thousands; percentages of total):

	At or For the Three Months Ended
	2008		2007				2006
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Period-end managed receivables	$3,126,936	$3,378,827	$3,717,050	$3,722,373	$3,501,468	$2,512,566	$2,599,667	$2,544,965
Period-end managed accounts	4,358	4,775	5,105	5,268	4,756	3,755	3,700	3,611
Percent 30 or more days past due	18.0%	21.4%	24.9%	21.0%	18.6%	18.0%	19.3%	19.3%
Percent 60 or more days past due	13.4%	17.8%	19.6%	15.5%	14.0%	13.9%	14.6%	14.6%
Percent 90 or more days past due	9.7%	14.3%	14.2%	11.0%	9.6%	10.3%	10.7%	10.6%
Average managed receivables	$3,227,006	$3,558,518	$3,731,286	$3,613,924	$3,419,306	$2,563,581	$2,558,100	$2,512,285
Combined gross charge off ratio	50.6%	50.2%	37.4%	29.8%	34.6%	34.6%	35.6%	31.3%
Net charge off ratio	21.5%	20.6%	15.8%	13.9%	16.9%	13.4%	11.9%	10.3%
Adjusted charge off ratio	20.3%	19.1%	13.9%	10.5%	9.6%	13.1%	10.7%	9.5%
Total yield ratio	47.1%	47.4%	56.1%	53.0%	49.3%	53.0%	61.4%	60.9%
Gross yield ratio	23.1%	24.3%	29.2%	29.2%	28.6%	28.8%	32.9%	35.3%
Net interest margin	12.3%	13.2%	18.0%	19.1%	19.0%	17.9%	22.6%	26.4%
Other income ratio	1.0%	(0.8)%	11.9%	13.1%	8.4%	10.8%	11.2%	10.5%
Operating ratio	9.8%	9.4%	11.9%	10.5%	10.6%	12.1%	13.9%	11.3%

Managed receivables. Our individual purchased portfolios are always in a state of liquidation due to the absence of new cardholders to replace those who either pay off their balances or become delinquent and charge off. As a result, to increase our managed receivables, we generally must either add new accounts in our originated portfolios or acquire additional portfolios. The general trend-line increase in our managed receivables through the third quarter of 2007 principally was due to growth in our lower-tier credit card receivables. We experienced growth in these receivables of 110.9% in 2006 and 78.8% in 2007. The general trend-line decrease beginning in the fourth quarter of 2007 principally was due to reductions in originations midway through the third quarter in response to tightened liquidity markets, combined with significant charge-offs, primarily of accounts originated in the second and third quarters of 2007. Additionally, like other credit card issuers, we experienced lower than expected cardholder purchases beginning in the fourth quarter of 2007, which also contributed to the trend-line decrease in our managed receivables.

Our U.K. Portfolio acquisition in the second quarter of 2007 added a significant number of accounts, thereby contributing to our significant overall growth in receivables in that quarter; this acquisition is the only credit card portfolio that we have acquired over the past eight quarters.

Absent portfolio acquisitions, we expect continuing reductions in our managed receivables levels for the foreseeable future as we have substantially curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations; we currently are experiencing liquidations in receivables levels within all of our managed credit card receivables portfolios and do not expect a near-term reversal of this situation.

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

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. The growth in lower-tier credit card receivables that we generated in the past three years has fluctuated significantly, with higher than average growth in the third and fourth quarters of 2005 and the first quarter of 2006, followed by lower growth from the second quarter of 2006 to the first quarter of 2007, record growth in the second and third quarters of 2007, moderate growth in the fourth quarter of 2007 and low growth in the first two quarters of 2008. This “marketing volume-based volatility” results in increasing delinquencies in the months immediately subsequent to periods of high growth, followed by high charge offs generally in the third quarter following activation. Despite these fluctuations, we believe that the heightened delinquency and charge off levels and greater volatility in our delinquency statistics associated with our lower-tier credit card offerings are reasonable based on the relative returns offered.

The mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies (as a percentage of managed receivables) but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

In the first quarter of 2008, we experienced the initial charge-offs from the record 1.5 million aggregate originations of the second and third quarters of 2007. The portion of these accounts underlying our lower-tier credit card offerings were significantly delinquent at the end of the fourth quarter of 2007, and many charged off in the first two quarters of 2008. Our lower origination levels since the third quarter of 2007 generated fewer delinquent accounts than the prior two quarters, so there were fewer delinquencies to replace the accounts that charged off. As a result, combined with the lower seasonal delinquencies we experience in the first half of every year, delinquencies improved in the first half of 2008. Barring any potential adverse effects of the U.S. and U.K. economies on our customers’ ability to repay beyond the effects we have experienced thus far in 2008, we anticipate that delinquencies will stabilize at even lower levels throughout the second half of this year. We also note that we have experienced lower early stage delinquencies in the first half of 2008 when compared to the first half of 2007; while these lower early stage delinquencies have resulted in lower late fee and over-limit fee revenues in the first half of 2008, they support our expectation of lower charge offs in the latter half of 2008.

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

Our combined gross charge off ratio and our net charge off ratio have trended upwards over the past eight quarters, principally due to the effects of growth in our lower-tier credit card offerings, which have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables.

In addition to the generally increasing trend in charge offs, we also generally experience seasonal trends in which the first and fourth quarters incur higher levels of charge offs than do the second and third quarters. This tendency results from the cash flow patterns impacting our cardholders. Typically, we experience greater remittances by cardholders late in the first quarter of each year, improving their delinquency status and reducing charge offs in the second and third quarters. This trend was muted somewhat by the effects of our U.K. portfolio acquisition in the second quarter of 2007 and is not evident at all in the second quarter of 2008 due to the peak vintage charge off effects of our third quarter 2007 lower-tier credit card originations. We anticipate that the trend will resume in the third quarter of 2008 as the record vintages originated in the second and third quarters of 2007 now have passed their peak charge off period.

Combined gross charge off ratio. Seasonal fluctuations contributed to the increase in the combined charge off ratio in the fourth quarter of 2006, the first quarter of 2007, and the fourth quarter of 2007. In the second quarter of 2007, the combined charge off ratio was consistent with the first quarter, which is contrary to the seasonality trend we would anticipate. This variation resulted partially from the growth in the lower-tier credit card receivables, which partially offset the effects of our normal seasonality trends. In addition and most significantly, we acquired our U.K. Portfolio in April 2007. A significant number of receivables within the U.K. Portfolio were in a late stage of delinquency at the time of our acquisition and charged off in the months following the close of our acquisition. These higher charge offs increased our combined charge off ratio in the second quarter. Since that time, the U.K. Portfolio addition has had a positive impact on our overall combined gross charge off ratio as this portfolio has a lower average charge off rate than our other portfolios.

Our combined gross charge off ratio increased in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified somewhat by the broader economic pressures felt by our cardholders. These two factors carried over into the first two quarters of 2008, with the marketing volume-based fluctuations having a far greater impact than in the fourth quarter of 2007. Because we now have incurred the peak charge offs associated with our record lower-tier credit card account originations of the second and third quarters of 2007, we expect the combined gross charge off ratio in the second half of 2008 to drop dramatically from the first half of 2008 to below the average combined charge off rate we experienced in 2007.

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

The net charge off ratio increased more than one might have normally expected in the first quarter of 2007. This increase related primarily to the impact of accelerated charge-offs in the fourth quarter of 2005 depressing 2006 charge-offs and returning to more normal levels in the first quarter of 2007.

The net charge off ratio also increased in the second quarter of 2007 in excess of the typical trend line. This change is due to our U.K. Portfolio acquisition in that quarter. As noted above, this portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter of 2007, our net charge off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge off ratio than the receivables of our other portfolios. In the first quarter of 2008, the net charge off ratio increased at a slightly lesser rate than our combined gross charge off ratio, which is consistent with our expectations that our lower-tier credit card portfolio will influence net charge offs less than it will combined gross charge offs due to the relative mix of a cardholder’s balance between principal and fee receivables. However, the net charge off ratio increased at a greater rate than the gross charge off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables reversed recently experienced trending changes in mix toward a greater percentage of our portfolio being comprised of lower-tier credit card receivables.

Adjusted charge off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Prior to our second quarter 2007 U.K. Portfolio acquisition, our most recent credit card receivables portfolio acquisition was in the first quarter of 2005. Generally, we saw an expected decline in the gap between the net charge off ratio and the adjusted charge off ratio with each passing quarter subsequent to that first quarter 2005 acquisition and into the first quarter of 2007. Our U.K. Portfolio acquisition in the second quarter of 2007 caused this gap to widen in that quarter, with consistent declines in the gap in the third and fourth quarters of 2007 and the first and second quarters of 2008. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally has shifted over time toward those receivables of our lower-tier credit card offerings. These receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. We generally would expect these ratios to increase with disproportionate growth in our lower-tier credit card receivables and we generally saw such increases leading into the end of 2006, after which time several factors adversely affected this expected trend.

The most significant of these factors was our 2006 late-stage billing change described above. We implemented this change during the fourth quarter of 2006 and into the first quarter of 2007, and it reduced our ongoing total yield and gross yield ratios as we discontinued billing finance charges and fees on any accounts over ninety days delinquent. This change was the primary reason for the decrease in our total yield and gross yield ratios from 60.9% and 35.3%, respectively, in the third quarter of 2006 to 53.0% and 28.8%, respectively, in the first quarter of 2007.

Investigations by the FDIC and FTC also have affected these ratios in the first quarter of 2007 and subsequent quarters. Throughout the course of these investigations, we have made changes in our account management practices in deference to our relationships with our issuing bank partners. For example, in the first quarter of 2007, we systematically issued certain late fee and over-limit fee billing credits to 85,000 customer accounts related to the potential for customer confusion over a change we made to their minimum payment requirements. These credits negatively impacted our total yield and gross yield ratios in the first quarter of 2007.

These ratios declined again in the second quarter due to the addition of our acquired U.K. Portfolio. Its total yield and gross yield are below average as compared to our other portfolios, and the addition of the U.K. Portfolio negatively impacted our total yield and gross yield ratios by 4.8% and 1.7%, respectively, in the second quarter of 2007 and by approximately 8.0% and 3.0%, respectively, in the second half of 2007.

Our gross yield ratio was flat in the final two quarters of 2007 due to further changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. Specifically, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their 3% or 4% (depending upon the product offering) contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact on the first and second quarters of 2008—an impact that we expect to continue in subsequent quarters.

Further significant declines in our total yield and gross yield ratios in the first and second quarters of 2008 primarily relate to the relative delinquency status of our lower-tier credit card receivables portfolio. As noted above, we no longer bill finance charges and fees on accounts more than ninety days delinquent. Late in the fourth quarter of 2007, the initial wave of accounts from our record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 became more than ninety days delinquent, and we stopped charging finance charges and fees to these accounts. In the first and second quarters of 2008, we did not bill finance charges and fees to a significant portion of the accounts within our lower-tier credit card receivables portfolio as the accounts remained more than ninety days delinquent. We included these accounts in our average managed receivables, but generated no yield from them, and our yield ratios declined as a result. Many of these accounts charged off during these quarters, meaning that the effects of this phenomenon should be much less significant for the foreseeable future. As such, we expect that the mix of average managed receivables in our lower-tier credit card receivables portfolio for which we do not charge fees will decline, resulting in significant improvements in the total and gross yield ratios in the third and fourth quarters of 2008 and continuing into the foreseeable future. Based on many of the factors mentioned above, however, along with the fact that we expect significantly reduced marketing activities and volumes of account originations for the foreseeable future, we do not expect our total and gross yield ratios to climb anywhere near late-2006 levels for the foreseeable future.

Net interest margin. We generally expect our net interest margin to increase as our lower-tier credit card receivables become a greater percentage of our overall managed receivables. This trend is not evident over the past two years due to several factors, which vary among quarters.

The significant declines in the fourth quarter of 2006 and the first quarter of 2007 relate primarily to our 2006 late-stage billing change. A large percentage of finance charge and late fee billings on late-stage delinquent accounts ultimately charge off. Because we net such finance charge and late fee charge offs against our net interest margin, we generally would expect that most finance charges and fees billed to late-stage delinquency accounts will charge off, and the net of the billing and the charge off of these finance charges and fees would cause a slight increase in the net interest margin in periods of growth. We believe this assumption is correct for the second quarter of 2007 and subsequent periods. In the fourth quarter of 2006 and the first quarter of 2007, however, the 2006 late-stage billing change significantly diminished our net interest margin because of the lag effect of the change. In those quarters, we stopped billing fees to the late-stage accounts, thereby reducing our revenues. The related reduction in charge offs did not occur until the following quarters, when the affected accounts, which were lower than they otherwise would have been, ultimately charged off. As a result, we had lower revenues without a corresponding decrease in charge offs in these two quarters, and the result was a decline in our net interest margin.

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

Our net interest margin declined in the fourth quarter of 2007 due in part to higher charge offs, which resulted from seasonal increases that were amplified somewhat by economic pressures felt by our cardholders stemming from the tightened liquidity markets. The November 2007 negative-amortization-related changes to our billing practices discussed above also negatively impacted our net interest margin in the fourth quarter of 2007.

The November 2007 negative-amortization-related changes to our billing practices also negatively affected our net interest margin in the first two quarters of 2008, and we expect that they will have ongoing adverse affects on our net interest margins. Additionally, we experienced lower early stage delinquency levels in the first and second quarters of 2008 as compared to early stage delinquency levels in the same quarters of 2007. While this development is favorable from a credit quality perspective and should translate directly into lower charge off levels in the last two quarters of 2008, lower early stage delinquency levels mean lower late payment fee assessments and a correspondingly lower net interest margin in the first two quarters of 2008.

Our first and second quarter 2008 net interest margin also was depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge off vintage levels and charged off during these quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarter. Because the large volumes of second and third quarter of 2007 lower-tier credit card receivables now have rolled through their peak charge off vintage levels, we expect a significant increase in our net interest margins relative to the first two quarters of 2008, although we do not anticipate a return of our net interest margins to the average level experienced in 2007 for the foreseeable future.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a greater percentage of our overall managed receivables, as these receivables generate higher membership, over-limit, monthly maintenance and other fees than do our other portfolios. Several factors prevented this trend from occurring in the past eight quarters.

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

Despite the downward pressure on our other income ratio in the fourth quarter of 2006, the ratio increased from the prior quarter. This increase relates to the then-improved performance of our portfolio of investments in debt and equity securities, principally consisting of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index. We historically have reflected gains and losses on these investment activities in our Credit Cards segment’s other income ratio. We generated income from these investments of $3.7 million in the third quarter of 2006 and $6.5 million in the fourth quarter of 2006. This income softened the decline in the other income ratio in the third quarter, and caused the ratio to increase in the fourth quarter despite a decline in the performance of our credit card portfolios resulting from the 2006 late-stage billing change. In the first quarter of 2007, this income declined to $2.8 million, and then we incurred losses of $28.5 million, $37.4 million, $6.9 million, $5.2 million and $1.1 million in the second, third and fourth quarters of 2007 and the first quarter and second quarters of 2008, respectively. Excluding these investment activities, our other income ratio would have increased from 10.2% in the fourth quarter of 2006 to 10.3%, 11.8% and 17.2% in the first, second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007 and -0.2% and 1.2% in the first and second quarters of 2008, respectively.

The addition of our acquired U.K. Portfolio in the second quarter of 2007 negatively impacted our other income ratios for the last three quarters of 2007. The other income ratio for this portfolio is well below the typical performance of our lower-tier credit card offerings, and is slightly below that of our traditional upper-tier originated portfolio. Adding the performance of these receivables to the overall mix of our managed receivables resulted in a decrease of approximately 200 basis points in the other income ratio in 2007. In the first and second quarters of 2008, however, our lower-tier credit card offerings generated a negative other income ratio, so the U.K. Portfolio was slightly accretive to this ratio in those quarters.

Excluding investment activities, our other income ratio increased quarter over quarter in 2007 before declining in the fourth quarter of 2007 and the first two quarters of 2008. These decreases are due primarily to higher charge offs in the quarters resulting from the marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders stemming from the tightened liquidity markets. Our aforementioned November 2007 negative-amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in these quarters.

In the first two quarters of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margin are at play in the determination of our first and second quarter 2008 other income ratio—such factors including (1) the effects of lower early stage delinquency levels on our over-limit fee billings, (2) the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees, and (3) the large proportion of lower-tier credit card accounts that reached peak charge off vintage levels and charged off during the quarter, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio.

The increase in the other income ratio in the second quarter of 2008 relative to the first quarter of 2008 is due to the $28.4 million gain on early extinguishment of debt. Excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008.

Because the large volumes of second and third quarter of 2007 lower-tier credit card receivables originations have rolled through their peak charge off vintage levels, we expect a significant increase in our other income ratio in the second half of this year; however, we do not expect it to rise to the average level experienced in 2007 for the foreseeable future.

Operating ratio. Our 2006 and 2007 operating ratios are higher than they have been in prior years, principally associated with the mix change in our receivables toward our lower-tier credit card receivables, which are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. The addition of these smaller receivable balance accounts requires many more customer service interactions (relative to our upper-tier originated portfolio and acquired portfolios), and hence higher costs as a percentage of average managed receivables, than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables. Also beginning in 2006, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships.

The increase in our fourth quarter 2006 operating ratio is due largely to our $15.0 million charitable contribution in that quarter. Our operating ratio remained high in the first quarter of 2007 due to a variety of smaller increases in salaries, rent and legal fees. The levels in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than that of our lower-tier credit card receivables portfolio. The fourth quarter of 2007 operating ratio increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with the FDIC and FTC investigations. In the first and second quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level.

Future Expectations

Now that the record levels of lower-tier credit card accounts originated in the second and third quarters of 2007 have passed through their peak charge off period, we expect improvement in all of our managed receivables statistics throughout the balance of the 2008 year as noted in specific discussions above. However, with our reduced levels of marketing spend and expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to return to levels experienced in 2006 and 2007 for the foreseeable future. There are significant subjectivities, however, that could adversely affect our future Credit Cards segment performance in the form of further potential slow-downs in the U.S. and U.K. economies and the prospect for rising unemployment rates within both countries; the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Unemployment rates in the U.S. have risen over the past 4 months, and we have seen somewhat lower payment rates and somewhat higher late stage delinquency roll rates within our portfolios than in the recent past—the effects of which could include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows we receive from our portfolios. It is also possible that heightened levels of litigation as noted throughout this Report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect will reduce our future operating ratios.

Lastly, on the potentially positive side for our future performance expectations, we have reached agreement with several of our issuing bank partners on re-pricings of certain credit card accounts underlying our credit card receivables portfolios, and we have factored these re-pricings into our estimated future performance. We note, however, that we have not built into our future performance expectations any re-pricings of accounts owned by CB&T pending resolution of our CB&T contractual dispute.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward (in thousands) of our investments in previously charged-off receivables activities:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Unrecovered balance at beginning of period	$19,252	$14,523
Acquisitions of defaulted accounts	26,127	44,042
Cash collections	(29,239)	(56,849)
Accretion of deferred revenue associated with Encore forward flow contract	(4,603)	(11,321)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	13,585	34,727

Balance at June 30, 2008	$25,122	$25,122

Estimated remaining collections (“ERC”)	$86,187	$86,187

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

Previously charged-off receivables held as of June 30, 2008 are principally comprised of those associated with Chapter 13 Bankruptcies and those acquired through our Investments in Previously Charged-Off Receivables segment’s balance transfer program. We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 47.6% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. Because the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We should note, however, that our Investments in Previously Charged-Off Receivables segment’s balance transfer program has experienced lower overall placement volume primarily due to Encore Capital’s decision to discontinue future placements as discussed earlier. It is unknown at this time if and when placement volumes will return to the record volume placed in the first half of 2008. Until this disruption is resolved, we expect significantly slower growth and diminished profitability under the balance transfer program.

Separately, we have agreed to changes with the balance transfer program issuing bank that will result in a future discontinuation of new solicitations with this issuing bank. We currently are in the process of adding another issuing bank partner and at this point anticipate an orderly transition for this program.

Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the securitization trusts that we service, and the segment has, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment has not experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This may change, however, as a result of our ongoing disputes with Encore and its refusal to purchase receivables. Pending the resolution of these disputes, our Investment in Previously Charged-Off receivables segment will either have to find another buyer for its purchased charge offs or retain its purchased charge offs on its balance sheet under its cost recovery method and pursue their collection. The retention of these receivables will cause significant reductions in its earnings given the mismatching of cost recovery method collections expenses with their associated revenues; collections expenses will be incurred up front, while revenue recognition will be delayed until complete recovery of the acquired portfolio’s investment as noted above. Alternatively, if the segment sells these receivables to another buyer, we do not expect the other buyer to pay as much as Encore was paying under its fixed-price commitment—a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged off paper is greater.

Not only are the aforementioned Encore and balance transfer program disruptions expected to cause slower growth and future declining earnings for our Investments in Previously Charged-Off Receivables segment, but they also contributed to lower earnings for the three and six months ended June 30, 2008. For these periods, our Investments in Previously Charged-off Receivables segment’s pre-tax income decreased 32.5% and increased 4.8% compared with the same periods in 2007, respectively. Our second quarter 2008 income decline within this segment in part reflects the impacts associated with Encore’s refusal to purchase receivables, which impacted our second quarter results by $1.5 million. Because of our disputes with Encore and our concerns as to the ultimate resolution of these disputes, we did not recognize $1.5 million of income in the three months ended June 30, 2008 representing escrowed funds and interest thereon that we believe we earned in that three-month period but that Encore has not released from proceeds escrowed under the forward flow agreement with them. Also negatively impacting the segment’s second quarter operations was increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases. Results for the six months ended June 30, 2008 when compared to the same period in the prior year were positively impacted by a significant increase in the volume of charge offs that the segment purchased from our lower-tier originated portfolio master trust and then sold under its forward flow agreement with Encore prior to Encore’s refusal to purchase these charge offs; this volume increase relates to the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that realized peak charge off levels in the first and second quarters of 2008. Additionally, this income growth reflects our recognition of a ratable portion of $10.0 million of escrowed gross proceeds under the forward flow contract for which we had been paid prior to Encore’s refusal to purchase receivables.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of June 30, 2008, our Retail Micro-Loans segment subsidiaries operated 428 storefront locations (including 103 storefront locations included within our discontinued operations) in fourteen states as well as the U.K.

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

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loans operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states: Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we expect to fully complete the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008, and we hope to be able to sell the remaining three states’ operations (Oklahoma, Colorado and Michigan) by the end of this year. Representing 103 of our total 428 Retail Micro-Loans segment storefront locations at June 30, 2008, the operations of these six states were classified as assets held for sale on our December 31, 2007 and June 30, 2008 consolidated balance sheets and are included in the discontinued operations category in our consolidated statements of operations.

Additionally, during the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our 81 store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. We have included our Texas results in the discontinued operations category in our consolidated statements of operations for all periods presented. The operations and associated overhead related to our remaining 325 storefront locations in eight states (plus the U.K.) are included as continuing operations within our consolidated financial statements.

During the three months ended June 30, 2008, we did not open or close any branch locations other than the Texas branches that we sold in April. For the remainder of 2008, we are not planning to expand the current number of branch locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Financial, operating and statistical metrics for our Retail Micro-Loans segment (including both U.S. and U.K. locations) are detailed (dollars in thousands) in the following tables.

			For the Six Months Ended June 30,
			2008	2007
Beginning total number of locations (excluding locations discontinued and held for sale as of December 31, 2007)			410	475
Opened locations			—	10
Closed locations (excluding those related to our discontinued operations)			(4)	(16)
Locations discontinued and held for sale during the period			(81)	—

Ending locations (excluding locations discontinued and held for sale)			325	469

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Gross retail micro-loan fees (for continuing operations)	$17,451	$22,562	$37,025	$43,960

Income from continuing operations before income taxes	$2,785	$6,692	$7,217	$10,770

Loss from discontinued operations before income taxes	$(2,851)	$(4,023)	$(7,036)	$(7,090)

Period end loans and fees receivable, gross	$31,912	$70,402	$31,912	$70,402

Our pre-tax loss from discontinued operations for the three months ended June 30, 2008 includes a goodwill impairment charge of $1.1 million related to our decision to sell the Texas retail micro-loan operations.

The significant reductions in period end loans and fees receivable, gross and income from continuing operations before income taxes in the above table reflect repayments that we received on a unique category of profitable loans and fees receivable throughout 2007—loans under which we were the lender but that were arranged by three different U.S. credit services organizations. As of June 30, 2008, we had substantially terminated these particular lending activities. The reductions also reflect our belief, which is shared by other retail micro-loan providers, that tax stimulus payments received by consumers in the second quarter of 2008 temporarily diminished consumer demand for retail micro-loans, and our conservative second quarter 2008 approach to loan generation in Ohio while we await approval of regulatory filings that we have made for an alternative loan product in that state due to legislative changes enacted in that state during the second quarter. All of these factors also are expected to contribute to lower third and fourth quarter of 2008 retail micro-loan revenues relative to comparable 2007 periods. Also potentially adversely affecting future results is our continuing evaluation of our 91 retail micro-loan storefront operations in the State of Ohio given legislation enacted during the second quarter of 2008 that has the potential to place severe limits on retail micro-loan operations within that state. As noted, we currently are awaiting the approval of Ohio regulatory filings that would permit our continuing operations in Ohio. While we know that the earliest of our competitors in Ohio to make such filings has received approval of its filings, and while we expect approval of our filings, there is some risk that our filings may not be approved. Should approval be denied for us and should other industry-wide legislative initiative fail, the potential implications to our financial results in future quarters may include permanently reduced revenues and earnings and goodwill, intangible and other impairment charges.

Auto Finance Segment

Background

Our Auto Finance segment now includes a variety of auto sales and lending activities.

Our original platform, CAR Financial Services (“CAR”), acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for similar quality securitized assets. We offer a number of other products to our network of buy-here, pay-here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee.

In January 2007, we acquired a 75% ownership interest in JRAS, a buy-here, pay-here dealer, for $3.3 million, and our ownership interest in JRAS has increased to 90% since acquisition through our capital contributions to its operations. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At the time of acquisition, our JRAS platform operated four retail locations in Georgia. As of June 30, 2008, JRAS had twelve retail locations in four states. Assuming the availability of liquidity at attractive pricing and terms, we intend to expand sales within our twelve retail locations at a modest pace during 2008. As of the date of this Report, we are in the advanced stages of documenting an extension and expansion of JRAS’s receivables-based lending arrangement—lender credit committee approval of which already has been obtained. As extended and renewed, which we expect will occur in the third quarter of this year, the facility would allow for increased borrowing capacity (up to $30.0 million compared to $20.0 million currently), an expanded borrowing base definition, and an extended term through January 2010. Notwithstanding our anticipated completion of this facility in the third quarter, bringing the level of JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits will require relatively significant additional equity capital contributions from us. Given this reality combined with dislocations in the current liquidity environment, we do not intend to expand JRAS’s operations beyond its twelve retail locations for the foreseeable future.

In February 2007, we acquired the assets of San Diego, California-based ACC. In conjunction with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco Credit Union (“Patelco”). These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC purchases retail installment contracts from franchised car dealers. From a credit quality perspective, the ACC borrower base is slightly above the niche historically served by our Auto Finance segment.

Collectively, we serve 1,467 dealers through our Auto Finance segment in forty-four states. Selected financial, operating and statistical data (in thousands except for percentages) for our Auto Finance segment are provided in the following two tables; where terms used within these tables are identical to the terms used within our Credit Card segment discussion, the definitions of those terms are analogous to those definitions as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 (albeit with appropriate substitution of Auto Finance receivables and activities for the Credit Card receivables and activities described within those definitions).

Analysis of statistical data

	Managed Receivables-Related Data at or for the Three Months Ended
	2008		2007
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Period-end managed receivables	$382,168	$367,228	$347,585	$324,986	$277,286
Period-end managed accounts	49	48	47	47	46
Receivables delinquent as % of period-end loans:
30 to 59 days past due	9.0%	8.1%	10.4%	10.2%	9.7%
60 to 89 days past due	4.3%	3.1%	4.5%	4.3%	5.2%
90 or more days past due	3.7%	3.5%	4.9%	4.1%	3.5%
Total 30 or more days past due	17.0%	14.7%	19.8%	18.6%	18.4%
Total 60 or more days past due	8.0%	6.6%	9.4%	8.4%	8.7%

Average managed receivables	$376,767	$358,823	$336,289	$309,313	$280,069
Gross yield ratio	25.7%	25.0%	25.6%	28.1%	27.0%

	Managed Receivables-Related Data at or for the Three Months Ended
	2008		2007
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Combined gross charge off ratio	12.1%	13.9%	12.2%	14.0%	10.9%
Net charge off ratio	10.5%	12.3%	10.7%	11.1%	10.2%
Adjusted charge off ratio	7.8%	8.7%	4.5%	3.4%	2.1%
Recoveries as % of average managed receivables	1.4%	1.2%	1.3%	1.4%	1.7%
Net interest margin	20.3%	18.9%	18.4%	20.2%	19.6%
Other income ratio	9.2%	10.0%	5.0%	5.9%	2.0%
Operating ratio	20.4%	20.6%	23.2%	22.7%	20.3%

	Retail Sales Data for the Three Months Ended
	2008		2007
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Retail sales	$19,333	$19,577	$11,872	$9,039	$4,858
Gross profit	$8,909	$9,098	$5,465	$4,380	$2,430
Retail units sold	1,908	1,844	1,253	963	515
Average stores in operation	12	12	10	8	5
Period-end stores in operation	12	12	10	10	5

Managed receivables. Period end managed receivables have steadily increased over the past year, with balances up 37.8% at June 30, 2008 when compared to the same date in 2007 and up 9.9% from December 31, 2007, driven by newly purchased and originated loans primarily within ACC and JRAS.

Delinquencies. The Auto Finance segment has made significant improvements in delinquency rates throughout 2007 and continuing in 2008. Total 30-plus day delinquency rates were 17.0% at June 30, 2008, compared to 18.4% at June 30, 2007, and 19.8% at December 31, 2007. Delinquencies typically follow a seasonal pattern and decrease in the first quarter from a peak at year end as borrowers receive tax refunds and pay down debt; delinquencies then return to more normalized levels in the second quarter. However, management believes that the significant year-over-year improvement in delinquencies reflects improved underwriting, better use of technology and improved collections. This improvement is also meaningful when considered in the context of a generally weaker economy and rising auto loan delinquencies seen throughout the industry.

Gross yield ratio, net interest margin and other income ratio. Variations in our gross yield ratio and net interest margins reflect the effects of the timing and magnitude of our various Auto Finance segment acquisitions and subsequent growth patterns for our acquired operations. The Patelco portfolio acquisition, for example, has caused the gross yield ratio and net interest margins to fall since our acquisition of ACC because the gross yields on its existing loans are not as high as those of our two buy-here, pay-here-oriented operations within CAR and JRAS. This decline has been offset somewhat by increased margins realized in our CAR and ACC operations as newly acquired and originated loans are being underwritten with higher interest rates and fees. As these newer loans become a larger part of the Auto Finance segment portfolio, we expect for our margins to continue to grow, albeit at a moderate pace.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. The general trend-line of improvements in our other income ratio generally corresponds with growth in the number of autos sold as set forth in the above table. We note, however, that we experienced a modest reduction in gross profit on auto sales between the first and second quarters of 2008 as (1) seasonal demand for autos on JRAS’s lots is typically the highest when its consumers receive their tax refunds during the first quarter and (2) we temporarily reduced inventory purchases within JRAS for a few weeks in the second quarter in connection with our evaluation of its liquidity position and borrowing base under its lending facilities, leaving JRAS with a mix of autos available for sale on its lots that typically attract lower gross margins. Future growth in our Auto Finance segment’s other income ratio will depend upon relative growth rates for JRAS versus CAR and ACC. For the next few quarters, we currently expect the other income ratio to increase.

Net charge off ratio, adjusted charge off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge off ratio in the second quarter of 2008 was 7.8% compared to 8.7% in the first quarter of 2008, and 2.1% in the second quarter of 2007. The adjusted charge off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. The adjusted charge off ratio was only 2.1% in the second quarter of 2007 because of our acquisition of the Patelco portfolio (and its corresponding purchase discounts). We acquired this portfolio at a significant purchase price discount to the face amount of the acquired receivables and a significant portion of this purchase price discount (which related entirely to credit quality) was absorbed in the first and second quarters of 2007 as accounts that were severely delinquent at acquisition date charged off immediately after our purchase. As expected, we saw the gap between the net charge off ratio and the adjusted charge off ratio narrow with each passing quarter subsequent to the first quarter of 2007. With each such passing quarter, the percentage of our portfolio (and hence charge offs within the portfolio) that is comprised of new loans that we fund dollar for dollar increases relative to the size of our total auto finance receivables portfolio and the percentage of our charge offs that are comprised of accounts purchased at a discount in the Patelco acquisition decreases. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables. The overall decrease in the net charge off ratio was primarily due to the positive seasonal impacts on delinquencies experienced in the first quarter of 2008 which resulted in lower charge offs for the second quarter. This positive impact is not expected to continue however as declines in used car auction prices are expected to negatively impact net charge off rates somewhat for the duration of 2008.

Operating ratio. The operating ratio was 20.4% in the second quarter of 2008, down 20 basis points from the first quarter of 2008. The operating ratio in the Auto Finance segment continues to improve from the first quarter of 2008 primarily due to higher average receivables supporting a fixed cost base and continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operation.

Future Expectations

The more significant of the contributions to our Auto Finance segment’s $0.7 million and $4.5 million GAAP loss for the three and six months ended June 30, 2008, respectively are (1) fixed costs that we now are incurring within our franchised dealer lending operations and buy-here, pay-here auto dealerships as we ramp up these early-stage business activities and (2) high provisions for loan losses given the buildup of allowances for uncollectible loans and fees receivables associated with our growth in auto loan originations, offset by cost-cutting initiatives commenced during the first quarter of 2008 for which we realized benefits in the second quarter of 2008. Despite the offsets we achieved through cost-cutting initiatives and irrespective of the relatively modest loss we experienced during the second quarter of 2008, because we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit as we grow our auto loan originations, we expect that our current and planned pace of modest loan originations and growth will result in continuing GAAP losses for the next several quarters.

We believe we have taken significant steps to improve portfolio performance in light of a more challenging economy. These steps include improved underwriting, a change in business mix to maximize risk-adjusted returns, better use of technology and improved collections training. The impact of these steps was evidenced by (1) the year-over-year delinquency improvement noted in the above table in the face of negative industry trends, and (2) improvements in our vintage level loss indicators on more recently acquired and originated receivables. Both delinquency and charge off rates typically follow a seasonal pattern, rising somewhat in the summer months and then more sharply in the fourth quarter. These seasonal trends in addition to a weakening economy will likely result in higher loss frequency to the extent the unemployment rate rises and higher loss severity in periods of weakening used car auction prices. Despite these potential negatives, based on the relatively low level of delinquencies seen at June 30, 2008, we expect charge off ratios to improve in the third quarter relative to the same period in the prior year.

Potentially offsetting our positive Auto Finance segment delinquency trends could be likely higher future costs of capital to the extent we are not successful in passing these higher costs along to our consumers. The current dislocation in the credit and liquidity markets points to higher interest costs and potentially reduced leverage (or advance rates) for our Auto Finance segment borrowings. Suboptimal borrowing terms and pricing could cause us to further slow originations in this segment, thereby lengthening the time that it takes us to get to the scale necessary to cover our fixed overhead costs and earn profits and potentially contributing to higher delinquency and charge off levels, even while vintage level performance is better than historic results.

Other Segment

Our Other segment recently has encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria. In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based on-line micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. We have however experienced positive impacts from our MEM operations thus far and we expect to continue to grow this business at a modest pace over the course of 2008. As of June 30, 2008, we had $13.7 million in net receivables associated with our MEM operations and for the three months ended June 30, 2008, our MEM operations generated a very small GAAP profit. Similar to our auto finance operations, we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit. Consequently, as we grow our U.K.-based on-line micro-loan originations, we expect that our current and planned pace of modest loan originations and growth will not allow us to earn any material GAAP profits from our MEM operations for the next few quarters.

Liquidity, Funding and Capital Resources

During 2007, primarily toward the end of the second quarter and the beginning of the third quarter, broad investor interest in providing liquidity to originators of sub-prime loans, including credit card receivables, declined substantially. This decline in interest was precipitated by the well-publicized problems in the sub-prime mortgage lending business and the related secondary markets and the global liquidity dislocation that resulted from these problems. While these problems appear to be distinctly related to the sub-prime mortgage industry, investors in that industry also are investors in other sub-prime asset classes. One repercussion from the problems in the sub-prime mortgage industry is reluctance—the duration of which is not known—by many investors to invest in sub-prime asset classes, at least at the levels at which or with the terms under which they previously invested. This, in turn, has resulted in a decline in liquidity available to sub-prime market participants, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders were willing to make and a decrease in advance rates for those loans as well.

Although we believe the liquidity markets ultimately will return to more traditional levels, we are not able to predict when that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels at any time in the foreseeable future. Specifically, we have curtailed or limited growth in many parts of our business and are managing our receivables portfolios with a view toward ensuring that, as a whole over the next several quarters, they are generating positive cash flows for us to use in de-leveraging our business—which we believe to be prudent in this environment and which may even be required by lenders as we renew or replace existing financing and securitization facilities at potentially reduced advance rates. Our emphasis on de-leveraging our business in the current environment will result in growth and profitability trade-offs. For example, as noted throughout this Report, we have substantially reduced credit card receivables marketing spend and expect to further reduce our credit card receivables marketing efforts in the coming months; consequently, each of our managed credit card receivables portfolios is expected to show net liquidations in balances for the foreseeable future. Furthermore, in our Auto Finance segment and our MEM U.K.-based Internet micro-loan operations, where we currently are continuing to deploy capital specifically aimed at growing our business, the levels of capital that we plan to deploy in these businesses are expected to allow for only modest growth, which will have the effect of lengthening the time that it takes to cover fixed infrastructure costs and consistently generate profits. More aggressive growth would, over time, require additional liquidity beyond what is available under our current facilities. Once enhanced liquidity is again available to us on attractive terms, we expect to increase our marketing efforts across our businesses and thereby our growth and profitability.

At June 30, 2008, we had $133.4 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity:

•

During the first six months of 2008, we generated $343.4 million in cash flows from operations, compared to our $542.2 million of cash flows from operations generated during the first six months of 2007. The $198.8 million decrease principally reflects: (1) lower collections of credit card finance charge receivables in the first six months of 2008 relative to the first six months of 2007 given the record level of mid-2007 lower-tier credit card originations that experienced their peak charge off period during the first six months of 2008; (2) diminished originations and the effects on our margins of changes we have made in response to ongoing discussions with regulators; (3) generally lower payment rates, and consequently lower collections of credit card finance charge receivables, across our credit card portfolios in the first six months of 2008 relative to the first six months of 2007, which reflect the economic stress we believe some of our customers are experiencing; (4) the inclusion of a full six months of expenses in 2008 associated with acquisitions (JRAS, ACC and MEM) made at various points in time during the first six months of 2007, which have not yet reached the scale necessary to achieve profitability; (5) higher cash flows associated with our investments in trading securities during the first six months of 2007 relative to the first six months of 2008; (6) growth in the first six months of 2008 in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with our ongoing origination and servicing efforts in the U.K.; (7) growth in the first six months of 2008 in inventory balances associated with our JRAS subsidiary; and (8) greater use of cash to reduce accounts payable and accrued expenses in the first six months of 2008 than in the same period of 2007; offset by (1) the receipt of $87.1 million in tax refunds during the first six months of 2008, versus our payment of $24.2 million in taxes during the first six months of 2007; and (2) lower marketing spend in the first six months of 2008 than in the first six months of 2007.

•

During the first six months of 2008, we used $304.0 million of cash in investing activities, compared to using $593.1 million of cash in investing activities for the first six months of 2007. This $289.1 million decrease in cash used in investing activities reflects (1) the fact that we had no acquisitions of assets in the first six months of 2008, versus our acquisitions of ACC and JRAS for an aggregate $191.4 million during the first six months of 2007 and (2) lower net investments in our securitized and non-securitized earning assets in the first six months of 2008 relative to the first six months of 2007, which is consistent with liquidations of our purchased portfolios and a decline in originations over the past year.

•

During the first six months of 2008, our financing activities used $24.1 million of cash, compared to providing $73.2 million of cash in the first six months of 2007. We experienced a number of financing-related transactions in the first six months of 2007 that were not repeated in the first six months of 2008, including our receipt of proceeds from the exercise of warrants and proceeds on borrowings on financing facilities underlying our lower-tier credit card receivables while we were growing at a significant pace in the first quarter of 2007 and prior to our securitization of these receivables in December 2007 offset by our purchase of treasury stock. Additionally offsetting the net effects of these 2007 financing activities is our use of $21.4 million in cash to repurchase of $50.0 million (face amount) of convertible senior notes during the first six months of 2008.

We had over $210 million in immediately available liquidity at the end of the second quarter of 2008. This available liquidity is represented by unrestricted cash balances and draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. We continue to aggressively pursue a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive pricing and terms, will support heightened levels of marketing and growth opportunities, as well as portfolio acquisitions—all of which we believe are attractive in the current environment. However, the liquidity environment continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. While substantially all of our asset-based financing and securitization facilities are non-recourse to assets beyond those specific pools of assets backing each respective facility, our failure to renew or replace a maturing financing or securitization facility (except where the facility may represent excess and unneeded capacity) could potentially result in (1) asset seizures by our lenders or investors, which in turn could result in rather swift impairments to the book value of our equity, and/or (2) accelerated repayment amortization schedules, which over time could impair the profitability of the assets underlying the facility and limit cash flows to us that we could use to fund other parts of our operations.

Beyond our immediate financing efforts mentioned throughout this Report, shareholders should expect us to evaluate debt and equity issuances on a consistent and constant basis over time as a means to fund our originated growth plans, as well as portfolio acquisitions. We expect to avail ourselves of any opportunities to raise additional capital if terms and pricing are attractive to us.

As of June 30, 2008, we are authorized to repurchase 10,000,000 common shares under a share repurchase program that our board of directors authorized in May 2008; this authorization extends through June, 30, 2010. During the second quarter of 2008, we repurchased $50.0 million of our convertible senior notes (at face value) for an aggregate $20.5 million purchase price (exclusive of amounts paid for accrued interest), and we could make further repurchases in the future. Based on the relative returns available to us when our stock and debt are trading at prevailing prices, shareholders should expect us to continue evaluating the deployment of our available liquidity to repurchase these securities.

Securitization Facilities

One of our most significant sources of liquidity is the securitization of our credit card receivables. At June 30, 2008, we had committed total securitization facilities of $2.9 billion, of which we had drawn $1.9 billion. The weighted-average borrowing rate on our securitization facilities was approximately 5.4% at June 30, 2008, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of June 30, 2008. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
September 2008(2)	$306.0
March 2009(3)	450.0
October 2009(4)	299.5
December 2009(5)	212.5
January 2010(6)	750.0
October 2010(4)	299.5
January 2014(7)	97.4
September 2014(8)	18.5
April 2014(9)	476.4

Total	$2,909.8

(1)	Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.

(2)	Represents the end of the revolving period for a $306.0 million conduit facility issued out of our upper-tier originated portfolio master trust. This facility currently (and in the recent past) has been our lowest cost (and lowest advance rate) securitization facility within this particular trust, and for this reason, we have found this facility to be attractive in periods where we have not needed all the capacity of our higher priced (and higher advance rate) variable funding securitization facility within this trust. We have begun initial discussions with the investor in this securitization facility and are optimistic that this facility can be renewed under reasonable terms and pricing at its maturity date. We are uncertain, however, whether this facility can be renewed under terms and pricing that make a renewal of this facility beneficial, particularly as our current marketing and growth plans show that we do not need the capacity represented by this facility for the foreseeable future.
(3)	Represents the end of the revolving period for a $450.0 million conduit facility issued out of our lower-tier originated portfolio master trust.
(4)	In October 2004, we completed two term securitization facilities that we issued out of our upper-tier originated portfolio master trust, a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. We expect to begin accumulating the principal necessary to repay these facilities within twelve months of their respective expected principal repayment dates.
(5)	Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through June 30, 2008, amortization payments aggregating $87.5 million had been made against the outstanding balance of this facility.
(6)	This two-year variable funding note facility issued out of our upper-tier originated portfolio master trust provides for continued funding of all cardholder purchases on all accounts in existence upon expiration of the facility with any remaining cash flows after funding all such purchases, servicing costs and debt service costs to be applied toward repayment of the investor.
(7)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.
(8)	Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.
(9)	In April 2007, we closed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

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

Commitments and Contingencies

We also have certain contractual arrangements that would require us to make payments or provide funding if certain circumstances occur (“contingent commitments”). We do not currently expect that these contingent commitments will result in any material amounts being paid by us. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included herein for further discussion of these matters.

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

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J.Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. The acquisition price of the notes was the same price at which the original investor had sold $60.0 million of notes to another unrelated third party. As of June 30, 2008, the outstanding balance of the notes held by the partnership was £2.5 million ($4.9 million). The notes held by the partnership comprise approximately 1.04% of the $469.0 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general, an Urban Trust affiliate has the contractual right to receive 5% of all payments received from its cardholder accounts and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. The fair value of Urban Trust’s contractual rights are netted against the value of our securitized earning assets in the issuing bank partner continuing interests category within our detail of securitized earning assets components in Note 7, “Off-Balance-Sheet Arrangements;” the fair value of these contractual rights was $2.0 million at June 30, 2008. Also, at June 30, 2008, we had deposits with Urban Trust of $5.9 million to cover the growth in purchases by Urban Trust cardholders. Urban Trust’s share of gross receivables under its cardholder accounts was $13.2 million as of June 30, 2008. Currently, we are working with CB&T to transfer to Urban Trust all of the accounts originated by CB&T that underlie the receivables within our upper-tier originated portfolio master trust. Frank J. Hanna, Jr. (who is the father of David G. Hanna and Frank J. Hanna, III) owns a substantial minority interest in Urban Trust and serves on its Board of Directors.

See Note 2, “Summary of Significant Accounting Policies and Consolidated Financial Statements Components,” to the consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the investments in previously charged-off receivables by one of our subsidiaries from trusts serviced by us.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, changes in collection programs and practices, securitizations and gains from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of and expansion and growth within our Auto Finance segment, the integration of our Auto Finance platforms, the growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of the acquisition of our U.K. Portfolio of credit card receivables on our financial performance, performance of the U.K. portfolio, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our ability to raise funds and renew or replace securitization and financing facilities, our income in equity-method investees, the levels of our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities (including asset-backed securities) and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

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

We incur gap risk within our Credit Cards segment because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. Under ordinary circumstances, this gap risk is relatively minor, however, because we generally can reprice the substantial majority of our credit card receivables in response to a rate change. We note that our breach of contract dispute with CB&T has created what we believe to be a relatively temporary period during which our gap risk is much more significant than normal as CB&T has refused to re-price a substantial number of credit card accounts in violation of our agreements with them.

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

At June 30, 2008, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At June 30, 2008, $582.7 million of our total managed credit card receivables were priced at their floor rate, of which, $37.1 million of these receivables were closed and therefore ineligible to be repriced and the remaining $545.6 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, if we experience an increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $37.1 million in closed account receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate. To the extent we choose to reprice any of the $545.6 million of receivables underlying the open accounts for which variable rate pricing (assuming that there was no floor rate) is below their floor rate, however, we can mitigate against any possible adverse effects of these open accounts on our earnings and cash flows.

Auto Finance Segment. At June 30, 2008, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over floating commercial paper rates; whereas, our Auto Finance receivables are fixed-rate amortizing loans. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Our various debt facilities in the auto segment contain requirements to fix our floating rate exposure should floating rate indexes reach certain prescribed levels (generally 6%). Given the current accommodative rate environment, we may choose to effectively fix our floating rate exposure at current lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£88.3 million as of June 30, 2008) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in U.S. dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We also will have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transaction gains and losses flow through our consolidated statement of operations. We have not hedged our foreign currency risk because we believe that the cost of hedging this risk is greater than the benefits we would get from the elimination of this risk; we are continuing, however, to weigh the benefits versus costs of hedging this risk.

Mark-to-Market Risk

In the past, we have purchased debt and equity securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases were junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities were not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we have invested may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service; such was the case during 2007 during which we experienced material realized and unrealized losses on our portfolio of these previously acquired securities. At June 30, 2008, we had valued our remaining investments in asset-backed securities (and associated debt) at zero as the remaining assets were liquidated in response to margin calls. Because the margin loans underlying these investments were non-recourse, we do not expect to realize any further losses in connection with these investments.

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

We are involved in various legal proceedings that are incidental to the conduct of our business. The material proceedings are described below.

We and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that we are the alter ego of our subsidiaries and are liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focused upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We provided substantial information to both the FDIC and FTC, and held settlement discussions with the FDIC and FTC. In April 2008, we entered into an agreement in principle with the FTC and FDIC in order to resolve the investigations. The agreement contemplated formal settlement agreements with both the FTC and FDIC and was conditioned on the FDIC’s entering into settlement agreements with three of our issuing banks. Under the agreement in principle, and under the contemplated settlement agreements, we would have issued approximately $80 million in credits, the cash cost and pre-tax earnings effects of which would have been approximately $7.5 million—an amount we have accrued as a reserve on our condensed consolidated balance sheets as of both March 31, 2008 and June 30, 2008. Even though we reached agreement with the FTC and FDIC on the terms of our settlement agreements, two of the three issuing banks were unable to reach agreement with the FDIC. As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which is assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also are against the issuing banks that did not reach agreement with the FDIC. In general, the actions allege that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain accounts would be treated as “paid in full” and utilized prohibited telephone collection practices. We are vigorously contesting these actions. We continue to believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcome of these actions, we do not believe that the outcome will be material to our financial condition. These actions currently are the subject of answers or motions to dismiss.

On May 23, 2008, CompuCredit and one of our subsidiaries filed a complaint against CB&T in the State Court of Fulton County, Georgia, in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide CompuCredit rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to transfer credit card accounts to our third-party designees, all in violation of the agreements among the parties. This complaint currently is the subject of a motion to transfer.

On June 11, 2008, CB&T filed a complaint against us and one of our subsidiaries in the United States District Court for the Middle District of Georgia, CB&T vs. CompuCredit Corporation et al., Civil Action no. 4:08cv78. In general, the complaint requests that the court order us to implement certain changes to the terms of the CB&T-issued credit cards. We are vigorously contesting this complaint. This complaint currently is the subject of a motion to dismiss.

On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J.Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. In general, the complaint alleges that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. We are vigorously contesting this complaint. The defendants intend to file a motion to dismiss.

Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that the accounts that it was required to purchase failed to meet certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC as described above. In connection with its failure, Encore alleged that CompuCredit and Jefferson Capital were in breach of certain representations and warranties within the agreements. We are vigorously contesting this dispute. This dispute has been submitted to arbitration for resolution.

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

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, during periods of economic slowdown or recession it is more difficult for us to add or retain accounts and receivables, and receivables may decline if consumers restrain spending. In addition, during periods of economic slowdown or recession, we expect to experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy suggest that we are entering a period of economic downturn or recession.

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

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this has been an increase in write offs during the first and second quarters of 2008 that were not offset by growth.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Assuming that we meet applicable financial covenants and other conditions (which cannot be assured), our primary credit card receivables securitization facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust. However, we have significant Auto Finance segment financing facilities that mature in September 2008 and a lower-tier originated portfolio master trust securitization facility that matures in March 2009, and the lender/investor under those respective facilities has advised us that it is unwilling to extend those facilities under the current terms. In the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, so-called “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

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

The performance of our competitors impact the costs of our securitizations and financing facilities. Generally speaking, investors in our securitizations also invest in our competitors’ securitizations, and lenders against our receivables also lend against our competitors’ receivables. When these investors and lenders evaluate their investments and lending arrangements, they typically do so on the basis of overall industry performance. Thus, independent of our own performance, when our competitors perform poorly, we typically experience negative investor and lender sentiment, and the investors in our securitizations and lenders against our receivables require greater returns, particularly with respect to subordinated interests in our securitizations. In 2001, for instance, investors demanded unprecedented returns. More recently, largely because of difficulties in the sub-prime mortgage market, investors have been substantially more reluctant, if even willing, to invest and those that have been willing to invest have sought greater returns.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In June 2008, both of the regulators commenced actions against us and three of the banks that historically have issued cards on our behalf. See Part II, Item 1, “Legal Proceedings” of this report for a description of these actions.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of 2006 we began a review of our practices in this area. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over ninety days delinquent. We made several additional consumer-friendly changes in 2007 that have the effect of preventing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Based on our various 2007 changes to our practices in this area, U.S. accounts representing only approximately 0.06% of our U.S. credit card receivables were experiencing negative amortization at June 30, 2008. The changes that we have made are likely to adversely impact the amounts ultimately collected from cardholders and therefore our delinquency and charge off statistics. Additionally, based on on-going discussions with the FDIC, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

Adverse regulatory action with respect to issuing banks could adversely impact our business. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC and FTC investigations and litigation discussed elsewhere, although we expect one or more of these banks to resume opening new accounts once these matters are substantially complete. (A third bank, CB&T, has not been originating any new accounts on our behalf for over two years, and we have requested that it transfer all existing accounts to another bank. We do not expect CB&T to open any additional accounts.) In addition, Encore has refused to purchase certain receivables from one of our subsidiaries, claiming that the allegations underlying our disputes with the FTC relieve it from its obligations. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. We are entirely dependent on our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

In 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-five states through eleven branches, three regional operating centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. In February 2007, we acquired the business of ACC, also an automobile lender. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us not only to most of the risks described above but also to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their liquidation value as collateral. In addition, the CAR Financial Services business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

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

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it increasingly is difficult to find lenders willing to fund our automobile lending activities. To the extent that our Auto Finance segment’s renewal or replacement facilities carry higher interest rates and lower advance rates than the funding that we historically have obtained, our growth rates will be adversely affected, we may be face periods of liquidations in our Auto Finance segment receivables, and our profitability and returns on equity may be reduced.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. As of June 30, 2008, credit card portfolio acquisitions accounted for 27.4% of our total credit card managed receivables portfolio based on our ownership percentages, and in April 2007 we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase.

Receivables included in purchased portfolios are likely to have been originated using credit criteria different from the criteria of issuing bank partners that originate accounts on our behalf. As a result, some of these receivables have a different credit quality than receivables of accounts originated on our behalf. Receivables included in any particular purchased portfolio may have significantly different delinquency rates and charge off rates than the receivables previously originated and purchased by us. These receivables also may earn different interest rates and fees as compared to other similar receivables in our receivables portfolio. These variables could cause our reported managed receivables data to fluctuate substantially in future periods making the evaluation of our business more difficult.

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

Historically, a substantial portion of our receivables have been generated through accounts owned by CB&T. CB&T has not been originating any new accounts on our behalf for over two years, and we have requested that CB&T transfer all existing accounts to another bank. In addition, CB&T has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that are attributable to the accounts that CB&T originated on our behalf. For a more complete discussion of the litigation pending between CB&T and us, please see Part II, Item 1, “Legal Proceedings.”

Two of our other bank partners are subject to actions brought by the FDIC, at least in part as a result of the programs that they operate for our benefit. For a more complete discussion of these actions, please see Part II, Item 1, “Legal Proceedings.”

We are party to substantial litigation. As more fully discussed in Part II, Item 1, “Legal Proceedings,’ we are defendants in a significant number of legal proceedings. This includes litigation brought by the FDIC and FTC, litigation relating to our relationship with CB&T, arbitration with Encore, securities class action litigation resulting from the decline in our stock price, litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions that we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we have purchased debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we have made these investments through a subsidiary that was advised by United Capital Asset Management LLC. These investments experienced realized losses (net of interest income) of $41.4 million and unrealized losses of $20.1 million during 2007 and experienced realized losses (net of interest income) of $0.5 million and unrealized losses of $2.6 million during the first quarter of 2008. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as such, we will not have any continuing interest income associated with these investments.

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

We held our annual shareholders meeting on May 8, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the board’s solicitation. The matters were submitted to a vote and the results thereof are set forth below.

(1)	Proposal to elect nine directors to hold office for a term of one year and until their respective successors are duly elected and qualified.

Nominee	For	Withheld
David G. Hanna	40,829,018	471,052
Richard W. Gilbert	40,816,463	483,607
Richard R. House, Jr.	40,815,837	484,233
Gregory J. Corona	41,084,617	215,453
Frank J. Hanna, III	40,793,926	506,144
Deal W. Hudson	41,118,717	181,353
Mack F. Mattingly	41,115,396	184,675
Nicholas B. Paumgarten	41,115,117	184,953
Thomas G. Rosencrants	41,085,319	214,751

(2)	Proposal to approve the CompuCredit Corporation 2008 Equity Incentive Plan

For	Against	Abstained	Broker Non-Votes
33,325,861	198,063	5,366	7,770,781

(3)	Proposal to approve the CompuCredit Corporation Amended and Restated Employee Stock Purchase Plan

For	Against	Abstained	Broker Non-Votes
33,418,713	33,418,713	4,790	7,770,780

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated:
10.1	CompuCredit Corporation 2008 Equity Incentive Plan (incorporated herein by reference to Appendix A to our Proxy Statement filed on April 16, 2008)	May 13, 2008, Form 8-K, exhibit 10.1

10.1 (a)	Letter Agreement, dated April 9, 2008, between CompuCredit Corporation and Krishnakumar Srinivasan	April 15, 2008, Form 8-K, exhibit 10.1

10.2	Form of Restricted Stock Agreement for Directors	May 13, 2008, Form 8-K, exhibit 10.2

10.2 (a)	Employment Agreement, dated January 3, 2007, between CompuCredit Corporation and Krishnakumar Srinivasan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed on January 9, 2007)	April 15, 2008, Form 8-K, exhibit 10.2

Exhibit Number	Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated:
10.3	Form of Restricted Stock Agreement for Employees	May 13, 2008, Form 8-K, exhibit 10.3

10.4	Form of Nonqualified Stock Option Agreement for Directors	May 13, 2008, Form 8-K, exhibit 10.4

10.5	Form of Nonqualified Stock Option Agreement for Employees	May 13, 2008, Form 8-K, exhibit 10.5

10.6	Form of Restricted Stock Unit Agreement for Directors	May 13, 2008, Form 8-K, exhibit 10.6

10.7	Form of Restricted Stock Unit Agreement for Employees	May 13, 2008, Form 8-K, exhibit 10.7

31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith

31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith

32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

August 5, 2008	By	/s/ J. PAUL WHITEHEAD, III
J. Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)