Form 10-Q
period 2008-09-30
COMPUCREDIT CORP
filed 2008-11-05
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

___________________________

For the quarterly period ended September 30, 2008

of
___________________________

COMPUCREDIT CORPORATION
a Georgia Corporation

___________________________

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

___________________________

CompuCredit has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding twelve months and has been subject to such filing requirements for the past ninety days.

CompuCredit is an accelerated filer and is not a shell company.

As of November 3, 2008, 47,998,215 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 3,651,069 loaned shares to be returned.)

COMPUCREDIT CORPORATION
FORM 10-Q

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents (including restricted cash of $20,423 at September 30, 2008 and $29,128 at December 31, 2007)	$119,364	$137,526
Securitized earning assets	924,832	1,015,579
Non-securitized earning assets, net:
Loans and fees receivable, net (of $27,991 and $27,199 in deferred revenue and $53,142 and $51,489 in allowances for uncollectible loans and fees receivable at September 30, 2008 and December 31, 2007, respectively)	360,631	357,027
Investments in previously charged-off receivables	34,459	14,523
Investments in securities	5,158	27,714
Deferred costs, net	11,391	14,923
Property at cost, net of depreciation	52,857	84,466
Investments in equity-method investees	53,537	63,023
Intangibles, net	6,408	8,248
Goodwill	64,896	97,169
Prepaid expenses and other assets	68,318	45,247
Assets held for sale	—	8,735
Total assets	$1,701,851	$1,874,180

Liabilities
Accounts payable and accrued expenses	$105,658	$159,396
Notes payable and other borrowings	215,178	235,591
Convertible senior notes	500,000	550,000
Deferred revenue primarily from forward flow agreement	23,608	33,277
Current and deferred income tax liabilities	116,119	70,232
Liabilities related to assets held for sale	—	373
Total liabilities	960,563	1,048,869

Minority interests	29,323	32,732

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 60,427,561 shares issued and 51,681,360 shares outstanding at September 30, 2008 (including 3,651,069 loaned shares to be returned); and 61,938,533 shares issued and 53,055,505 shares outstanding at December 31, 2007 (including 5,677,950 loaned shares, 2,026,881 of which were returned subsequent to December 31, 2007 and the remainder of which are to be returned in the future)	—	—
Additional paid-in capital	411,928	409,964
Treasury stock, at cost, 8,746,201 and 8,883,028 shares at September 30, 2008 and December 31, 2007, respectively	(222,533)	(225,457)
Accumulated other comprehensive (loss) income	(10,037)	1,637
Retained earnings	532,607	606,435
Total shareholders’ equity	711,965	792,579
Total liabilities and shareholders’ equity	$1,701,851	$1,874,180

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Consumer loans, including past due fees	$23,556	$123,934	$71,338	$298,443
Other	971	4,697	4,444	17,041
Total interest income	24,527	128,631	75,782	315,484
Interest expense	(10,140)	(22,459)	(31,989)	(55,322)
Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	14,387	106,172	43,793	260,162
Fees and related income on non-securitized earning assets	44,119	211,301	151,841	539,938
Provision for loan losses	(17,283)	(296,623)	(53,792)	(627,937)
Net interest income, fees and related income on non-securitized earning assets	41,223	20,850	141,842	172,163
Other operating income:
Fees and related income on securitized earning assets	4,143	29,642	(14,481)	121,332
Servicing income	44,537	26,273	137,691	72,359
Ancillary and interchange revenues	14,401	19,197	45,532	49,521
Gain on repurchase of convertible senior notes	—	—	28,424	—
Equity in income of equity-method investees	1,674	7,648	17,130	26,947
Total other operating income	64,755	82,760	214,296	270,159
Other operating expense:
Salaries and benefits	16,407	20,168	53,094	56,097
Card and loan servicing	65,716	76,792	213,896	219,264
Marketing and solicitation	8,787	38,990	41,727	124,652
Depreciation	8,397	8,680	25,756	28,367
Goodwill impairment	29,164	—	29,164	—
Other	28,293	32,887	93,731	93,545
Total other operating expense	156,764	177,517	457,368	521,925
Loss from continuing operations before minority interests and income taxes	(50,786)	(73,907)	(101,230)	(79,603)
Minority interests	30	(1,257)	(1,471)	(2,763)
Loss from continuing operations before income taxes	(50,756)	(75,164)	(102,701)	(82,366)
Income tax benefit	19,728	27,138	34,411	29,871
Loss from continuing operations	(31,028)	(48,026)	(68,290)	(52,495)
Discontinued operations:
Loss from discontinued operations before income tax benefit	(1,883)	(7,993)	(9,868)	(21,935)
Income tax benefit	659	2,798	3,454	7,677
Loss from discontinued operations	(1,224)	(5,195)	(6,414)	(14,258)
Net loss	$(32,252)	$(53,221)	$(74,704)	$(66,753)
Loss from continuing operations per common share—basic	$(0.66)	$(0.99)	$(1.46)	$(1.07)
Loss from continuing operations per common share—diluted	$(0.66)	$(0.99)	$(1.46)	$(1.07)
Loss from discontinued operations per common share—basic	$(0.03)	$(0.11)	$(0.14)	$(0.29)
Loss from discontinued operations per common share—diluted	$(0.03)	$(0.11)	$(0.14)	$(0.29)
Net loss per common share—basic	$(0.69)	$(1.10)	$(1.60)	$(1.36)
Net loss per common share—diluted	$(0.69)	$(1.10)	$(1.60)	$(1.36)

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2008
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2007	61,938,533	$—	$409,964	$(225,457)	$1,637	$606,435	$792,579
Stock options exercises and proceeds related thereto	29,334	—	74	—	—	—	74
Use of treasury stock for stock-based compensation plans	(194,621)	—	(4,364)	3,488	—	876	—
Issuance of restricted stock	681,196	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	7,499	—	—	—	7,499
Purchase of treasury stock	—	—	—	(564)	—	—	(564)
Tax effects of stock-based compensation plans	—	—	(1,245)	—	—	—	(1,245)
Foreign currency translation adjustment, net of tax	—	—	—	—	(11,674)	—	(11,674)
Retired shares	(2,026,881)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(74,704)	(74,704)
Balance at September 30, 2008	60,427,561	$—	$411,928	$(222,533)	$(10,037)	$532,607	$711,965

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(32,252)	$(53,221)	$(74,704)	$(66,753)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,993)	4,083	(16,272)	6,651
Income tax benefit (expense) related to other comprehensive income	4,502	(1,171)	4,598	(1,767)
Comprehensive loss	$(43,743)	$(50,309)	$(86,378)	$(61,869)

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(74,704)	$(66,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	25,756	29,981
Impairment of goodwill	30,296	—
Provision for loan losses	53,792	639,892
Amortization of intangibles	1,840	3,221
Accretion of deferred revenue	(11,583)	(20,580)
Stock-based compensation expense	7,499	8,204
Minority interests	1,471	2,763
Retained interests adjustments, net	451,264	260,959
Unrealized loss on investment securities classified as trading securities	1,950	17,109
Income in excess of distributions from equity-method investments	(20)	—
Gain on repurchase of convertible senior notes	(28,424)	—
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease in investment securities classified as trading securities	18,217	136,176
Decrease (increase) in uncollected fees on non-securitized earning assets	11,411	(424,491)
Decrease (increase) in deferred costs	2,450	(835)
Increase in prepaid expenses	(25,972)	(5,048)
Increase (decrease) in current and deferred tax liability	49,305	(62,101)
Increase in deferred revenue	1,914	7,070
(Decrease) increase in accounts payable and accrued expenses	(39,667)	15,828
Other	(10,247)	(3,375)
Net cash provided by operating activities	466,548	538,020

Investing activities
Proceeds from equity-method investees	9,506	17,101
Investments in securitized earning assets	(1,358,460)	(993,937)
Proceeds from securitized earning assets	1,023,686	920,713
Investments in non-securitized earning assets	(925,405)	(1,790,125)
Proceeds from non-securitized earning assets	820,963	1,345,614
Increase in notes receivable	—	2,183
Acquisitions of assets	—	(191,850)
Purchases of and development of software, furniture, fixtures and equipment, net of disposals	(6,865)	(57,202)
Net cash used in investing activities	(436,575)	(747,503)

Financing activities
Minority interests distribution, net	(4,880)	(8,480)
Proceeds from exercise of stock options	74	1,216
Proceeds from the exercise of warrants	—	53,880
Purchase of treasury stock	(564)	(87,816)
Proceeds from borrowings	88,376	704,352
Repayment of borrowings	(129,402)	(203,685)
Net cash (used in) provided by financing activities	(46,396)	459,467
Effect of exchange rate changes on cash	(1,739)	1,904
Net (decrease) increase in cash	(18,162)	251,888
Cash and cash equivalents at beginning of period	137,526	110,412
Cash and cash equivalents at end of period	$119,364	$362,300
Supplemental cash flow information
Cash paid for interest	$34,262	$54,841
Net cash (refunded) paid for income taxes	$(87,088)	$24,104
Supplemental non-cash information
Notes payable associated with capital leases	$5,175	$13,932
Issuance of restricted stock and stock options	$7,291	$6,264

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008

1. Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yield earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our condensed consolidated statements of operations) and the reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of what our results will be for the year ending December 31, 2008. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements for the year ended December 31, 2007 contained in our Annual Report on Form 10-K filed with the SEC.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

2. Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

We summarize below significant accounting policies we follow in preparing our condensed consolidated financial statements, and we describe below significant components of our condensed consolidated financial statements.

Restricted Cash

Restricted cash includes $8.7 million of escrowed gross proceeds (including interest earned thereon) associated with a forward flow contract between one of our subsidiaries and a subsidiary of Encore Capital Group, Inc (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which this Report refers, “Encore”), certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that the accounts it was required to purchase failed to meet the standards set forth in the contract (based upon the allegations made by the Federal Trade Commission (“FTC”)). Subsequently both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties currently are endeavoring to resolve these disputes through arbitration. Because of the ongoing disputes and concerns as to their ultimate resolution, we have not recognized in the third quarter of 2008 any income representing escrowed funds that we believed we earned in that three-month period but that Encore has not released from the escrowed funds.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, investments in securities within non-securitized earning assets, net, on our consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net, currently consist principally of receivables associated with our retail and Internet micro-loan activities and our auto finance business. While we have never securitized (i.e., in off-balance-sheet securitizations) any of the receivables associated with our retail and Internet micro-loan activities or our auto finance business, we securitize substantially all of our credit card receivables in off-balance-sheet securitizations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Roll-forward of accretable yield:
Balance at beginning of period	$(20,363)	$(55,095)	$(28,737)	$—
Accretable yield at acquisition date	—	—	—	(66,868)
Impairment of accretable yield	—	12,697	—	12,697
Accretion of yield	3,506	6,053	11,880	17,826
Balance at September 30	$(16,857)	$(36,345)	$(16,857)	$(36,345)

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at September 30, 2008	$68,303
Gross loans and fees receivable balance at acquisition date	$191,976
Gross loans and fees receivable balance at September 30, 2008	$84,402

In December 2007, we securitized a significant portfolio of lower-tier credit card receivables in an off-balance-sheet securitization. In reporting periods prior to this securitization transaction, the receivables associated with these lower-tier credit card offerings as shown on our condensed consolidated balance sheets included finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation and annual fees (which we recognize as income over the twelve-month period to which they apply), as well as monthly maintenance, late-payment, over-limit, cash-advance and returned-check fees (which we recognize as income when they are assessed to cardholders). Similar charges and fees apply for our balance transfer program credit card receivables, which we previously held on our balance sheet within loans and fees receivable, net. Loans and fees receivable associated with our micro-loan activities primarily include principal balances and associated fees due from customers (such fees being recognized as earned—generally over a two-week period in the case of our retail operations and over a one-month period in the case of our Internet operations). Loans and fees receivable associated with our auto finance business include principal balances and associated fees and interest due from customers, net of the unearned portion of loan discounts which we recognize over the life of each loan.

We provide an allowance for uncollectible loans and fees receivable for those loans and fees receivable we believe we ultimately will not collect. We determine the necessary allowance for uncollectible loans and fees receivable by analyzing some or all of the following:  historical loss rates; current delinquency and roll-rate trends; vintage analyses based on the number of months an account is open; the effects of changes in the economy on our customers; changes in underwriting criteria; and estimated recoveries. A considerable amount of judgment is required to assess the ultimate amount of uncollectible loans and fees receivable, and we continuously evaluate and update our methodologies to determine the most appropriate allowance necessary.

The components of loans and fees receivable, net (in millions) are as follows:

	Balance at December 31, 2007	Additions	Subtractions	Balance at September 30, 2008
Loans and fees receivable, gross	$435.7	$965.0	$(959.0)	$441.7
Deferred revenue	(27.2)	(69.6)	68.8	(28.0)
Allowance for uncollectible loans and fees receivable	(51.5)	(53.8)	52.2	(53.1)
Loans and fees receivable, net	$357.0	$841.6	$(838.0)	$360.6

As of September 30, 2008, the weighted average remaining accretion period for the $28.0 million of deferred revenue reflected in the above table was 31.43 months.

Our roll-forward of the allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$(56.3)	$(291.2)	$(51.5)	$(225.3)
Provision for loan losses	(17.3)	(302.2)	(53.8)	(639.9)
Charge offs	22.0	174.7	58.7	455.2
Recoveries	(1.5)	(3.6)	(6.5)	(12.3)
Balance at end of period	$(53.1)	$(422.3)	$(53.1)	$(422.3)

Investments in Previously Charged-off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Unrecovered balance at beginning of period	$25,122	$14,523
Acquisitions of defaulted accounts	15,005	59,047
Cash collections	(10,560)	(62,508)
Accretion of deferred revenue associated with Encore forward flow contract	—	(11,321)
Cost-recovery method income recognized on defaulted accounts (included in fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	4,892	34,718
Balance at September 30, 2008	$34,459	$34,459
Estimated remaining collections (“ERC”)	$84,173	$84,173

While Jefferson Capital, our debt collections subsidiary, holds some pools of normal delinquency charged-off accounts, its previously charged-off receivables principally consist of amounts associated with accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with the subsidiary’s balance transfer program prior to such time as credit cards are issued relating to such accounts.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 44.1% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

Investments in Securities. We periodically have invested in debt and equity securities. We have purchased these debt and equity securities either outright for cash or through a combination of cash and borrowings; see Note 9, “Convertible Senior Notes, Notes Payable and Other Borrowings.” We generally have classified our purchased debt and equity securities as trading securities and included realized and unrealized gains and losses in earnings in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Additionally, we occasionally have received distributions of debt securities from our equity-method investees, and we have classified such distributed debt securities as held to maturity. The carrying values (in thousands) of our investments in debt and equity securities are as follows:

	As of September 30, 2008	As of December 31, 2007
Held to maturity:
Investments in debt securities of equity-method investees	$4,769	$6,819
Trading:
Investments in equity securities	389	2,956
Investments in asset-backed securities	—	17,939
Total investments in debt and equity securities	$5,158	$27,714

For the three and nine months ended September 30, 2008, we incurred losses totaling $0.2 million and $6.5 million, respectively associated with our investments in equity and asset-backed securities in the above table.

Our investments in asset-backed securities from the above table historically have included a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. The market for these securities became extremely volatile in 2007, and the values ascribed to these securities declined significantly during 2007, giving rise to significant 2007 realized and unrealized losses on this category of securities. At the close of the second quarter of 2008, we valued our remaining investments in asset-backed securities (and associated debt) at zero as the remaining assets were liquidated in response to margin calls. Because margin loans underlying these investments were non-recourse, we do not expect to realize any further losses in connection with these investments.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits totaling $38.4 million required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $8.9 million as of September 30, 2008 associated with our ongoing origination and servicing efforts in the U.K.) and (2) vehicle inventory held by our “buy-here, pay-here” auto dealerships which we expense as we earn the associated sales revenues.

Income Taxes

Our overall effective tax rate (computed considering both continuing and discontinued operations in the aggregate) was approximately 38.7% and 33.6% for the three and nine months ended September 30, 2008, respectively, versus 36.0% for the comparable periods in 2007. Variations in the effective tax rates between periods are substantially related to differing expectations in different periods as to the ratio of our permanent differences to pre-tax GAAP income or loss levels and to the closing of the statutes of limitations for tax years prior to 2005 in the three months ended September 30, 2008. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between the comparison periods.

We conduct business internationally, and as a result, file tax returns in several different federal, state and foreign jurisdictions. In the normal course of business we are subject to examination by domestic and international taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2005. Currently, we are under audit by various jurisdictions. Although the audits have not been concluded, we do not expect any material changes to the tax liabilities reported in those years.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized $0.7 million and $2.1 million in potential interest and penalties associated with uncertain tax positions during the three and nine months ended September 30, 2008, respectively, compared to our recognition of $0.5 million and $1.7 million of such potential interest and penalties during the three and nine months ended September 30, 2007, respectively. To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense.  We recognized such a reduction in the amount of $2.5 million in the three months ended September 30, 2008, related to the closing of the statute of limitations for the 2004 U.S. federal tax year.

Lease Impairments

During the second quarter of 2008, we subleased 183,461 square feet of office space at our corporate headquarters. As a result of inadequate rental payments associated with these subleases as compared to our obligations, we recognized a second quarter 2008 impairment charge of $5.5 million, which is included within the other category as a component of other operating expense on our condensed consolidated statements of operations for the nine months ended September 30, 2008. We are recognizing the rental income associated with these subleases on a straight-line basis as an offset to rental expense also recorded within the other category of expenses as a component of other operating expense.

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets primarily include: (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with credit card receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) gains and losses associated with our investments in securities; and (5) gross profits from auto sales within our Auto Finance segment. The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Retail micro-loan fees	$17,818	$25,220	$56,596	$70,927
Fees on lower-tier credit card receivables while held on balance sheet	960	199,527	6,363	470,605
Income on investments in previously charged-off receivables	4,892	13,684	34,718	43,332
Losses on investments in securities	(276)	(37,408)	(6,527)	(63,132)
Internet micro-loan fees	12,362	3,342	30,132	5,703
Gross profit on auto sales	7,355	4,380	25,362	7,824
Other	1,008	2,556	5,197	4,679
Total fees and related income on non-securitized earning assets	$44,119	$211,301	$151,841	$539,938

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include:  (1) securitization gains; (2) income from retained interests in credit card receivables securitized; and (3) returned-check, cash-advance and certain other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Securitization gains	$—	$2,089	$—	$103,046
Income from retained interests in credit card receivables securitized	(3,666)	21,773	(38,060)	3,794
Fees on securitized receivables	7,809	5,780	23,579	14,492
Total fees and related income on securitized earning assets	$4,143	$29,642	$(14,481)	$121,332

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” (“FSP APB 14-1”), addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 is effective for fiscal periods beginning after December 15, 2008, does not permit early application, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” We have not yet fully evaluated and computed the effects of FSP APB 14-1 on our net income and net income per common share. Based on our initial review, however, FSP APB 14-1 would change the accounting treatment of our outstanding convertible senior notes and would:  (1) shift a material portion of our convertible senior notes balances to additional paid-in capital on our consolidated balance sheets; (2) create a discount on the convertible senior notes that would be amortized as higher interest expense over the life of the convertible senior notes; (3) cause us to show lower net income on our consolidated statements of operations; and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.

In September 2008, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets, an Amendment to FASB Statement No. 140,” that among other things would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement 125,” (“Statement No. 140”). Also in September 2008, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R),” that among other things would change the criteria for determining whether to consolidate variable interest entities under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51,” (“FIN 46R”). If ultimately finalized as proposed, these proposed statements would be effective for us at the beginning of our 2010 calendar year financial reporting period, with earlier application prohibited. While the ultimate changes remain uncertain, our preliminary assessment is that we could be required to change our accounting for our securitized credit card receivables and consolidate some or all of the QSPEs and variable interest entities associated with our securitizations. We currently treat our transfers to the securitization trusts as sales, remove the receivables from our consolidated balance sheets, and reflect only our retained interests in the securitization trusts on our consolidated balance sheets. The changes exposed by the FASB in the proposed statements may require us to reflect the gross amount of the transferred receivables as well as the liabilities of the securitization trusts on our consolidated balance sheets. We are unable to determine the ultimate potential effects on our consolidated financial statements until the FASB issues the proposed statements as final statements. The FASB also issued a Proposed FASB Staff Position, “Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities,” No. FAS 140-e and FIN 46(R)-e in September 2008. This proposed FSP would require us to provide additional disclosures in our interim and annual financial statements prior to the 2010 effective date of the proposed statements with respect to both our QSPEs and the variable interest entities associated with structured finance transactions that we treat as on-balance-sheet debt financings; the proposed FSP could require these additional disclosures as early as the end of the reporting period in which the final FSP is issued (potentially as early as December 31, 2008).

3. Discontinued Operations

In the fourth quarter of 2007, we adopted a formal plan to discontinue (through sale or otherwise) 105 Retail Micro-Loans segment branches located within Florida, Oklahoma, Colorado, Arizona, Louisiana and Michigan, and we classified the net assets of these operations as then held for sale and wrote them down to their estimated fair value. Subsequently, in the third quarter of 2008, we decided to retain a limited number of retail storefronts in Oklahoma and Colorado for which we now expect to be able to earn our desired returns. Our continuing operations and discontinued operations results within our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2008 reflect our decision to continue operating the limited number of storefronts in Oklahoma and Colorado. All other discontinued storefronts within the affected states have either been sold or closed as of September 30, 2008.

Also during the fourth quarter of 2007, we shut down several business operations within our Other segment, including our stored value card operations, our U.S.-based Internet installment loan operations and operations under which we purchased and serviced motorcycle, all-terrain vehicle and personal watercraft loans through and for pre-qualified networks of dealers.  The results for these operations are reflected as discontinued operating results on our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2008.

In the first quarter of 2008, we adopted a formal plan to sell 81 Retail Micro-Loans segment branches located within Texas—a sale that was completed in April 2008. Consequently, the results for those Texas operations (including a $1.1 million goodwill impairment charge) are reflected as discontinued operating results on our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2008.

    The components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income, fees and related income on non-securitized earning assets	$2,828	$3,803	$11,036	$11,233
Total operating expense	4,711	11,796	20,904	33,168
Loss before income taxes	(1,883)	(7,993)	(9,868)	(21,935)
Income tax benefit	659	2,798	3,454	7,677
Net loss	$(1,224)	$(5,195)	$(6,414)	$(14,258)

    The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets and liabilities related to assets held for sale:

	As of September 30, 2008	As of December 31, 2007
Assets held for sale:
Loans and fees receivable, net	$—	$7,304
Property at cost, net of depreciation	—	1,010
Prepaid expenses and other assets	—	421
Total assets held for sale	$—	$8,735
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$—	$373
Total liabilities related to assets held for sale	$—	$373

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

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Three Months Ended September 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(4,067)	$4,927	$13,793	$18,054	$8,516	$41,223
Total other operating income	$64,591	$64	$—	$100	$—	$64,755
(Loss) income from continuing operations before income taxes	$(20,666)	$(717)	$(33)	$(30,529)	$1,189	$(50,756)
Loss from discontinued operations before income taxes	$—	$—	$(1,586)	$—	$(297)	$(1,883)
Loans and fees receivable, gross	$4,189	$—	$35,858	$380,920	$20,797	$441,764
Loans and fees receivable, net	$4,022	$—	$29,809	$311,843	$14,957	$360,631
Total assets	$1,127,813	$46,705	$97,507	$359,762	$70,064	$1,701,851

Three Months Ended September 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(17,165)	$13,889	$16,359	$4,879	$2,888	$20,850
Total other operating income	$81,806	$251	$—	$703	$—	$82,760
(Loss) income from continuing operations before income taxes	$(77,348)	$9,038	$5,245	$(11,710)	$(389)	$(75,164)
Loss from discontinued operations before income taxes	$—	$—	$(4,357)	$—	$(3,636)	$(7,993)
Loans and fees receivable, gross	$1,245,885	$—	$93,734	$309,596	$14,556	$1,663,771
Loans and fees receivable, net	$684,039	$—	$82,592	$276,173	$11,055	$1,053,859
Total assets	$1,790,362	$31,534	$208,959	$370,191	$77,520	$2,478,566

Nine Months Ended September 30, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(12,233)	$34,958	$47,665	$53,723	$17,729	$141,842
Total other operating income	$213,498	$502	$—	$296	$—	$214,296
(Loss) income from continuing operations before income taxes	$(91,336)	$18,890	$7,184	$(35,051)	$(2,388)	$(102,701)
Loss from discontinued operations before income taxes	$—	$—	$(8,622)	$—	$(1,246)	$(9,868)
Loans and fees receivable, gross	$4,189	$—	$35,858	$380,920	$20,797	$441,764
Loans and fees receivable, net	$4,022	$—	$29,809	$311,843	$14,957	$360,631
Total assets	$1,127,813	$46,705	$97,507	$359,762	$70,064	$1,701,851

Nine Months Ended September 30, 2007	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income on non-securitized earning assets	$39,730	$43,893	$56,291	$27,372	$4,877	$172,163
Total other operating income	$267,490	$834	$—	$1,835	$—	$270,159
(Loss) income from continuing operations before income taxes	$(112,343)	$29,321	$16,015	$(15,366)	$7	$(82,366)
Loss from discontinued operations before income taxes	$—	$—	$(11,447)	$—	$(10,488)	$(21,935)
Loans and fees receivable, gross	$1,245,885	$—	$93,734	$309,596	$14,556	$1,663,771
Loans and fees receivable, net	$684,039	$—	$82,592	$276,173	$11,055	$1,053,859
Total assets	$1,790,362	$31,534	$208,959	$370,191	$77,520	$2,478,566

5. Treasury and Other Stock Transactions

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. During the three and nine months ended September 30, 2008, we reissued 21,675 and 194,621 treasury shares at an approximate gross cost of $0.4 million and $3.5 million, respectively, in satisfaction of option exercises and restricted share vestings. Also during the three and nine months ended September 30, 2008, we effectively purchased 7,732 and 57,794 shares at a cost of $0.05 million and $0.6 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings. We repurchased no other shares of our common stock during the three or nine months ended September 30, 2008.

Also during the nine months ended September 30, 2008, 2,026,881 shares previously lent by us were returned to us. These shares were retired upon receipt. As of September 30, 2008, we had outstanding 3,651,069 loaned shares.

6. Investments in Equity-Method Investees

As of September 30, 2008, we held a 61.25% interest in CSG, LLC (“CSG”). Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity. We account for our CSG investment using the equity method of accounting. As of September 30, 2008, we also held a 47.5% interest in a joint venture in which we invested in 2005 and 33.3% interests in each of Transistor Holdings, LLC (“Transistor”) and Capacitor Holdings, LLC (“Capacitor”) in which we invested in 2004. We account for our investment interests in these entities using the equity method of accounting, and these investments are included in investments in equity-method investees on our condensed consolidated balance sheets.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of September 30, 2008	As of December 31, 2007
Securitized earning assets	$115,568	$127,514
Total assets	$118,531	$134,621
Total liabilities	$2,143	$2,929
Members’ capital	$116,388	$131,692

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income, fees and related income on non-securitized earning assets	$—	$2	$1	$6
Fees and related income on securitized earning assets	$835	$13,729	$34,066	$51,403
Total other operating income	$2,973	$16,572	$40,839	$60,543
Net income	$2,418	$15,296	$38,067	$56,521

7. Off-Balance-Sheet Arrangements

Currently, we securitize substantially all of the credit card receivables that we purchase on a daily basis through our third-party financial institution relationships. Prior to December 2007, however, we had not previously securitized our lower-tier credit card receivables. In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to two separate trusts (an “upper-tier originated portfolio” master trust and a “lower-tier originated portfolio” master trust), which issue notes representing undivided ownership interests in the assets of the respective master trusts. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was our second quarter 2007 acquisition of our U.K. Portfolio and our securitization of its approximately £490 million ($970 million) of gross face amount of underlying credit card receivables.

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

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included within the notes to our condensed consolidated financial statements, it does not include the securitization activities of our equity-method investees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Gross amount of receivables securitized at period end	$2,912,102	$2,315,285	$2,912,102	$2,315,285
Proceeds from collections reinvested in revolving-period securitizations	$341,817	$303,141	$1,131,716	$876,313
Excess cash flows received on retained interests	$49,951	$43,884	$139,785	$135,249
Securitization gains	$—	$2,089	$—	$103,046
Income from retained interests in credit card receivables securitized	(3,666)	21,773	(38,060)	3,794
Fees on securitized receivables	7,809	5,780	23,579	14,492
Total fees and related income on securitized earning assets	$4,143	$29,642	$(14,481)	$121,332

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

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities and have elected fair value accounting for them under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”), we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions based on Level 3 significant unobservable inputs as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). (See Note 8, “Fair Values of Assets”.)

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Interest only (“I/O”) strip	$133,380	$96,313
Accrued interest and fees	27,218	32,768
Servicing liability	(6,457)	(23,821)
Amounts due from securitization	27,932	24,104
Fair value of residual interests	744,659	887,215
Issuing bank partner continuing interests	(1,900)	(1,000)
Securitized earning assets	$924,832	$1,015,579

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

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we have used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	As of September 30, 2008	As of December 31, 2007	As of September 30, 2007
Net collected yield (annualized)	33.8%	33.5%	28.6%
Principal payment rate (monthly)	4.9	5.4	5.4
Expected principal credit loss rate (annualized)	15.9	18.8	13.9
Residual cash flows discount rate	22.6	24.6	21.0
Servicing liability discount rate	14.0	14.0	14.0

The 2007 net collected yield, principal payment rate and expected principal credit loss rate in the above table were all significantly affected by the weightings associated with our December 2007 securitization of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. The increase in residual cash flows discount rates relative to the September 30, 2007 rate reflects both our securitization of our lower-tier credit card receivables in December 2007 and a general widening of market spreads above the one-month LIBOR interest rate index applicable in most of our securitizations given turbulence in the global liquidity markets, with offsetting effects over the past year of significant central bank interest rate reductions, which  (notwithstanding temporary dislocations in late September and early October 2008) have caused a general downward trend in the base one-month LIBOR interest rate index applicable in most of our securitizations. A decline in securitization facility advance rates thus far in 2008 has resulted in greater collateral enhancement levels at September 30, 2008, relative to December 31, 2007 and hence a lower residual cash flows discount rate at September 30, 2008.  Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, with lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns and with higher levels of collateral enhancement (and hence lower investment risk), investors in securitization structure residual interests will require lower investment returns.

The following table illustrates the hypothetical effect on the September 30, 2008 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

As of September 30, 2008
Net collected yield (annualized)	33.8%
Impact on fair value of 10% adverse change	$(59,280)
Impact on fair value of 20% adverse change	$(117,993)
Principal payment rate (monthly)	4.9%
Impact on fair value of 10% adverse change	$(6,212)
Impact on fair value of 20% adverse change	$(13,000)
Expected principal credit loss rate (annualized)	15.9%
Impact on fair value of 10% adverse change	$(28,742)
Impact on fair value of 20% adverse change	$(56,710)
Residual cash flows discount rate	22.6%
Impact on fair value of 10% adverse change	$(13,616)
Impact on fair value of 20% adverse change	$(26,790)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(255)
Impact on fair value of 20% adverse change	$(468)

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

	As of September 30, 2008	As of December 31, 2007
Total managed principal balance	$2,448,383	$2,855,762
Total managed finance charge balance	463,719	681,916
Total managed receivables	$2,912,102	$3,537,678
Receivables delinquent — sixty or more days	$407,406	$711,146
Net charge offs for the three months ended	$113,076	$141,088

8. Fair Values of Assets

In February 2007, the FASB issued Statement No. 159, which allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we adopted this statement with respect to our securitized earning assets effective January 1, 2008.

In January 2008, we adopted Statement No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2008 by fair value hierarchy:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Investment securities—trading	$389	$—	$—	$389
Securitized earning assets	$—	$—	$924,832	$924,832

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2008:

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
	Investment Securities—Trading	Securitized Earning Assets	Total	Investment Securities—Trading	Securitized Earning Assets	Total
Beginning balance	$—	$936,799	$936,799	$17,939	$1,015,579	$1,033,518
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to retained interests	—	34,458	34,458	—	334,325	334,325
Total realized and unrealized losses	—	—	—	(17,939)	—	(17,939)
Purchases, issuances, and settlements, net	—	(46,425)	(46,425)	—	(425,072)	(425,072)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance	$—	$924,832	$924,832	$—	$924,832	$924,832

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
	Investment Securities—Trading	Securitized Earning Assets	Total	Investment Securities—Trading	Securitized Earning Assets	Total
Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—	$34,458	$34,458	$—	$334,325	$334,325

The unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables above include changes in fair value that are attributable to both observable and unobservable inputs. We provide below a brief description of the valuation techniques used for Level 3 assets and liabilities.

Net Revaluation of Retained Interests. We record the net revaluation of retained interests in the fees and related income from securitized earning assets category in our consolidated statements of operations, specifically as income from retained interests in credit card receivables securitized. The net revaluation of retained interests includes revaluations of our I/O strip, accrued interest and fees, servicing liabilities associated with our residual interests, amounts due from securitization, residual interests and issuing bank partner continuing interests. We estimate the present value of future cash flows using a valuation model consisting of internally developed estimates of assumptions third-party participants would use in determining fair value, including estimates of net collected yield, principal payment rates, expected principal credit loss rates, costs of funds and discount rates.

Total Realized and Unrealized Losses. We record total realized and unrealized losses within the fees and related income from non-securitized earning assets category in our consolidated statements of operations. We formerly held certain securities available for sale that we classified as Level 3, indicating that significant valuation assumptions are not readily observable in the market due to limited trading activity. For those securities, the last of which we disposed of in the second quarter of 2008, we measured fair value using the best available data, in the form of quotes provided directly by various dealers associated with the securities and third-party valuations.

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

We were required to make a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the first quarter of 2008 by reason of our decision to discontinue and sell that segment’s Texas operations. We estimated the fair value of these assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, same store growth rates and payment rates. We recorded within loss from discontinued operations a non-cash goodwill impairment charge of $1.1 million in the first quarter of 2008—a charge that leaves the goodwill of our continuing Retail Micro-Loans segment operations at its estimated fair value. While fair value measurements of Retail Micro-Loans segments assets held for sale were required in the second and third quarters of 2008, no fair value measurements of goodwill and intangible assets were required of us within the Retail Micro-Loans segment during the second and third quarters of 2008.

Similarly, we were required to make a determination of the fair value of goodwill and intangible assets associated with one of the reporting units within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities within the reporting unit in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) is expected to cause both lower profit margins and higher capital requirements for us (and hence diminished profit and growth potential relative to our acquisition date expectations). We estimated the fair value of these assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, growth rates and payment rates. We concluded that this Auto Finance segment reporting unit’s goodwill had no continuing value as of September 30, 2008, and we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008.

For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of September 30, 2008 by fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Assets Measured at Fair Value
Assets:
Goodwill	$—	$—	$64,896	$64,896
Intangibles, net	$—	$—	$6,408	$6,408
Assets held for sale (net of liabilities related thereto)	$—	$—	$—	$—

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

Notes Payable and Other Borrowings

Notes payable and other borrowings consist of the following (in millions) as of September 30, 2008:

As of September 30, 2008
Structured financings within our Auto Finance segment, average rate 7.4%, payable to 2009 through 2013 ($116.1 payable in September 2009 and $53.5 amortizing with liquidation of underlying purchased auto finance receivables pool 2009 through 2013)	$169.6
Third-party financing of Auto Finance segment receivables, rate of 9.5%, due January 2010	23.9
Third-party financing of Auto Finance segment inventory, rate of 13.3%, month-to-month	1.9
Vendor-financed software and equipment acquisitions, rates from 2% to 7%, payable 2008 through 2011	5.2
Month-End Money (“MEM”) U.K. Internet micro-loan operations secured debt facilities, variable rates between 6 and 7%, payable on demand	14.2
MEM subordinated debt, rate of 9.0%, payable through 2009	0.4
Total notes payable and other borrowings	$215.2

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

Changes in the carrying amount (in thousands) of goodwill by reportable segment for the nine months ended September 30, 2007 and 2008 are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,435	22,868	31,303
Purchase price adjustment	—	273	—	273
Foreign currency translation	—	—	813	813
Balance as of September 30, 2007	$97,955	$30,868	$23,681	$152,504
Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Foreign currency translation	—	—	(1,977)	(1,977)
Impairment loss	(1,132)	(29,164)	—	(30,296)
Balance as of September 30, 2008	$43,214	$1,704	$19,978	$64,896

In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations for the nine months ended September 30, 2008.  Additionally, based on September 2008 amendments to financing facilities within one of our Auto Finance segment’s reporting units, we determined that the carrying amount of this reporting unit more likely than not exceeded its fair value, we reassessed the carrying value of the reporting unit’s goodwill and determined that the current fair value would not support the stated goodwill balance, and we recorded a third quarter 2008 goodwill impairment loss of $29.2 million. These valuation analyses were based on current internal projections and existing market data supporting valuation prices of similar companies.

Intangible Assets

We had $2.3 million of intangible assets that we determined had an indefinite benefit period as of both September 30, 2008 and December 31, 2007. The net unamortized carrying amount of intangible assets subject to amortization was $4.1 million as of September 30, 2008 and $5.9 million as of December 31, 2007. Intangible asset-related amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively and $1.8 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively.

11. Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $1.4 billion at September 30, 2008 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various credit card receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of September 30, 2008, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of September 30, 2008, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $229.6 million—a decrease from the $369.3 million level at December 31, 2007 as a result of the continued liquidation of our purchased portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amount of credit available to cardholders for future purchases declines along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments and charge offs combined to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, Columbus Bank and Trust Company, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $90.1 million at September 30, 2008. Our arrangements with this financial institution expire in March 2009.

Our other third-party originating financial institution relationships require security for our daily purchases of their credit card receivables, and we have pledged $31.1 million in collateral as such security as of September 30, 2008. In addition, in connection with our April 2007 U.K. Portfolio acquisition, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to one of the European payment systems ($7.3 million as of September 30, 2008). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. We also guarantee certain performance obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to us as a system of record provider. Were we to terminate our U.S. relationship with Total System Service, Inc. prior to the contractual termination period, we would incur significant penalties ($34.2 million as of September 30, 2008); we have no intention, however, of terminating this agreement, which in May 2008 was renegotiated and extended through May 2015.

One of our most significant sources of liquidity is the securitization of our credit card receivables. The maturity terms of our securitizations vary. As of September 30, 2008, securitization facilities underlying our securitization trusts included:  a six-year term securitization facility (expiring October 2010), a two-year variable funding securitization facility with renewal options (expiring January 2010), and a five-year term securitization facility (expiring October 2009) issued out of our upper-tier originated portfolio master trust; a two-year variable funding securitization facility (expiring October 2010) and a two-year amortizing securitization facility (expiring December 2009) issued out of our lower-tier originated portfolio master trust; a multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively; an amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of the trust underlying our U.K. Portfolio securitization; and a ten-year amortizing term securitization facility issued out of our Embarcadero Trust (expiring January 2014).

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focused upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We provided substantial information to both the FDIC and FTC, and held settlement discussions with the FDIC and FTC. In April 2008, we entered into an agreement in principle with the FTC and FDIC in order to resolve the investigations. The agreement contemplated formal settlement agreements with both the FTC and FDIC and was conditioned on the FDIC’s entering into settlement agreements with three of our issuing banks. Under the agreement in principle, and under the contemplated settlement agreements, we would have issued approximately $80 million in credits, the cash cost and pre-tax earnings effects of which would have been approximately $7.5 million—an amount we have had accrued as a reserve on our condensed consolidated balance sheets since March 31, 2008. Even though we reached agreement with the FTC and FDIC on the terms of our settlement agreements, two of the three issuing banks were unable to reach agreement with the FDIC at that time. As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which is assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also were against the issuing banks that did not reach agreement with the FDIC.  One of these two issuing banks has settled its dispute with the FDIC.  In general, the actions allege that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain accounts would be treated as “paid in full” and utilized prohibited telephone collection practices. We are vigorously contesting these actions and settlement discussions are ongoing. We continue to believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcome of these actions, we do not believe that the outcome will be material to our financial condition. These actions currently are the subject of answers or motions to dismiss.

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

On June 11, 2008, CB&T filed a complaint against us and one of our subsidiaries in the United States District Court for the Middle District of Georgia, CB&T vs. CompuCredit Corporation et al., Civil Action no. 4:08cv78. In general, the complaint requested that the court order us to implement certain changes to the terms of the CB&T-issued credit cards. Our motion to dismiss this complaint was granted.

On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J.Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.  In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, but a consolidated complaint has not yet been filed. We are vigorously contesting this complaint, and the defendants intend to file a motion to dismiss.

The Company received a demand dated August 25, 2008, from Sue An that the Company take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. The Company’s Board of Directors has appointed a special litigation committee to investigate the allegations and to determine how to proceed.

Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that the accounts that it was required to purchase failed to meet certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC as described above. In connection with its failure, Encore alleged that CompuCredit and Jefferson Capital were in breach of certain representations and warranties within the agreements. CompuCredit was dismissed from the proceeding. We are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

12. Net Loss Per Common Share

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(31,028)	$(48,026)	$(68,290)	$(52,495)
Loss from discontinued operations	$(1,224)	$(5,195)	$(6,414)	$(14,258)
Net loss	$(32,252)	$(53,221)	$(74,704)	$(66,753)

Denominator:
Basic weighted-average shares outstanding	46,794	48,506	46,773	49,078
Effect of dilutive stock options, warrants and restricted shares	—	—	—	—
Diluted adjusted weighted-average shares outstanding	46,794	48,506	46,773	49,078
Loss from continuing operations per common share—basic	$(0.66)	$(0.99)	$(1.46)	$(1.07)
Loss from continuing operations per common share—diluted	$(0.66)	$(0.99)	$(1.46)	$(1.07)
Loss from discontinued operations per common share—basic	$(0.03)	$(0.11)	$(0.14)	$(0.29)
Loss from discontinued operations per common share—diluted	$(0.03)	$(0.11)	$(0.14)	$(0.29)
Net loss per common share—basic	$(0.69)	$(1.10)	$(1.60)	$(1.36)
Net loss per common share—diluted	$(0.69)	$(1.10)	$(1.60)	$(1.36)

As their effects were anti-dilutive due to our net losses for the three and nine month periods ending on both September 30, 2008 and September 30, 2007, we excluded all of our stock options and unvested restricted shares from our net loss per common share calculations in all of these periods.

13. Stock-Based Compensation

As of September 30, 2008, we had two stock-based employee compensation plans (our Employee Stock Purchase Plan and our 2008 Equity Incentive Plan). The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and as of September 30, 2008, 1,562,293 shares remained available for grant under this plan. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. In the three months ended September 30, 2008, we recognized income tax-related charge of $0.2 million within additional paid-in capital related to our stock-based compensation plans, while for the nine months ended September 30, 2008, we recognized an income tax-related charge to paid-in capital associated with our stock-based compensation plans of $1.2 million.

Stock Options

For the three and nine months ended September 30, 2008, respectively, we expensed compensation costs of $0.5 million and $1.5 million, respectively, related to our stock option plans compared to $0.5 and $1.6 million for the same periods in the prior year, respectively. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

A summary of the status of our stock options as of September 30, 2008 and changes for the nine months then ended is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average of Remaining Contractual Life	Aggregate Intrinsic value
Outstanding at January 1, 2008	666,264	$36.99
Granted	200,000	8.66
Exercised	(11,000)	6.72
Cancelled/Forfeited	(9,350)	12.24
Outstanding at September 30, 2008	845,914	$30.96	4.16	$—
Exercisable at September 30, 2008	95,914	$23.22	1.37	$—

As of September 30, 2008, our unamortized deferred compensation costs associated with unvested stock options were $4.8 million, which we are amortizing over a weighted-average remaining amortization period of 2.4 years. We received $0.07 million in cash proceeds from stock option exercises during the nine months ended September 30, 2008.

Restricted Stock and Restricted Stock Unit Awards

During the three and nine months ended September 30, 2008, we granted an aggregate of 46,000 and 712,545 shares, respectively, of restricted stock and restricted stock units with an aggregate grant date fair value of $0.1 million and $6.1 million, respectively. Our restricted stock and restricted stock unit grants generally vest over a range of 24 to 60 months and we are amortizing associated deferred compensation amounts to compensation expense ratably over the vesting period. As of September 30, 2008, our unamortized deferred compensation costs associated with unvested restricted stock and restricted stock unit awards were $14.2 million with a weighted-average remaining amortization period of 2.4 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock and restricted stock unit grants. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period and holding period in unrestricted form or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 2.5 years as of September 30, 2008.

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We serve these markets through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. We contract with third-party financial institutions pursuant to which the financial institutions issue general purpose consumer credit cards, and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $1,000 (or the equivalent thereof in the British Pound for pound-denominated loans) for thirty days or less and to which we refer as “micro-loans”; these loans are marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and sell used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

The most significant business changes or events during the nine months ended September 30, 2008 were (1) the sale of our Texas retail micro-loan operations, (2) ongoing difficulties in the liquidity markets to raise new funds in order to originate loans, thereby causing us to reduce credit card marketing levels to test levels only, to close some accounts, and to continue with our expense paring efforts, (3) decreases in our advance rates and increased pricing for debt facilities within our Auto Finance segment, thereby causing us to recognize a goodwill impairment charge of $29.2 million in the third quarter of 2008, (4) September 2008 amendments to one of our lower-tier originated portfolio master trust facilities to decrease capacity and advance rates within the facility, increase pricing under the facility, and extend the maturity date of the facility through October 2010, (5) the occurrence of significant adverse third quarter 2008 foreign currency transaction and translation adjustments due to the rise in the U.S. dollar against the British Pound in that quarter, (6) the commencement of litigation against us by the FDIC and FTC that is discussed below, and (7) the commencement of other litigation both by and against us that is discussed in detail elsewhere in this Report.

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focused upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We provided substantial information to both the FDIC and FTC, and held settlement discussions with the FDIC and FTC. In April 2008, we entered into an agreement in principle with the FTC and FDIC in order to resolve the investigations. The agreement contemplated formal settlement agreements with both the FTC and FDIC and was conditioned on the FDIC’s entering into settlement agreements with three of our issuing banks. Under the agreement in principle, and under the contemplated settlement agreements, we would have issued approximately $80 million in credits, the cash cost and pre-tax earnings effects of which would have been approximately $7.5 million—an amount we have had accrued as a reserve on our condensed consolidated balance sheets since March 31, 2008. Even though we reached agreement with the FTC and FDIC on the terms of our settlement agreements, two of the three issuing banks were unable to reach agreement with the FDIC at that time. As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which is assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also were against the issuing banks that did not reach agreement with the FDIC. One of these two issuing banks has settled its dispute with the FDIC.  In general, the actions allege that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain accounts would be treated as “paid in full” and utilized prohibited telephone collection practices. We are vigorously contesting these actions and settlement discussions are ongoing. We continue to believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcome of these actions, we do not believe that the outcome will be material to our financial condition. These actions currently are the subject of answers or motions to dismiss.

Subject to the availability of liquidity to us at attractive terms and pricing, which is difficult if not impossible to obtain in the current market, our shareholders should expect us to continue to evaluate and pursue for acquisition additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business. Our focus is on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon, even if these decisions may result in volatile earnings under GAAP—such as in the case of incurring significant marketing expenses in one particular quarter to facilitate expected future long-term growth and profitability or in the case of the accounting requirements for securitizations under Statement No. 140. To the extent we grow our overall portfolio of credit card receivables (through origination, acquisition or other new channels) and then securitize these assets, for example, we will have securitization gains or losses, which may be material; this happened during the fourth quarter of 2007 with our securitization of our lower-tier credit card receivables—a transaction that generated $211.1 million of pre-tax income in that quarter. For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our condensed consolidated financial statements and the notes thereto included herein.

CONSOLIDATED RESULTS OF OPERATIONS

Below is a comparison of continuous operations results for the three and nine month periods ending September 30, 2007 and 2008, respectively:

	For the Three Months Ended September 30,
(In thousands)	2008	2007	2008 vs. 2007
Total interest income	$24,527	$128,631	$(104,104)
Interest expense	(10,140)	(22,459)	12,319
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	17,818	25,220	(7,402)
Fees on lower-tier credit card receivables while held on balance sheet	960	199,527	(198,567)
Income on investments in previously charged-off receivables	4,892	13,684	(8,792)
Losses on investments in securities	(276)	(37,408)	37,132
Internet micro-loan fees	12,362	3,342	9,020
Gross profit on auto sales	7,355	4,380	2,975
Other	1,008	2,556	(1,548)
Other operating income:
Securitization gains	—	2,089	(2,089)
Income from retained interests in credit card receivables securitized	(3,666)	21,773	(25,439)
Fees on securitized receivables	7,809	5,780	2,029
Servicing income	44,537	26,273	18,264
Ancillary and interchange revenue	14,401	19,197	(4,796)
Gain on repurchase of convertible senior notes	—	—	—
Equity in income of equity-method investees	1,674	7,648	(5,974)
Total Revenue	$123,261	$400,233	$(276,972)
Provision for loan losses	17,283	296,623	(279,340)
Other operating expense:
Salaries and benefits	16,407	20,168	(3,761)
Card and loan servicing	65,716	76,792	(11,076)
Marketing and solicitation	8,787	38,990	(30,203)
Depreciation	8,397	8,680	(283)
Goodwill impairment	29,164	—	29,164
Other	28,293	32,887	(4,594)
Minority interests	(30)	1,257	(1,287)

	For the Nine Months Ended September 30,
(In thousands)	2008	2007	2008 vs. 2007
Total interest income	$75,782	$315,484	$(239,702)
Interest expense	(31,989)	(55,322)	23,333
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	56,596	70,927	(14,331)
Fees on lower-tier credit card receivables while held on balance sheet	6,363	470,605	(464,242)
Income on investments in previously charged-off receivables	34,718	43,332	(8,614)
Losses on investments in securities	(6,527)	(63,132)	56,605
Internet micro-loan fees	30,132	5,703	24,429
Gross profit on auto sales	25,362	7,824	17,538
Other	5,197	4,679	518
Other operating income:
Securitization gains	—	103,046	(103,046)
Income from retained interests in credit card receivables securitized	(38,060)	3,794	(41,854)
Fees on securitized receivables	23,579	14,492	9,087
Servicing income	137,691	72,359	65,332
Ancillary and interchange revenue	45,532	49,521	(3,989)
Gain on repurchase of convertible senior notes	28,424	—	28,424
Equity in income of equity-method investees	17,130	26,947	(9,817)
Total Revenue	$409,930	$1,070,259	$(660,329)
Provision for loan losses	53,792	627,937	(574,145)
Other operating expense:
Salaries and benefits	53,094	56,097	(3,003)
Card and loan servicing	213,896	219,264	(5,368)
Marketing and solicitation	41,727	124,652	(82,925)
Depreciation	25,756	28,367	(2,611)
Goodwill impairment	29,164	—	29,164
Other	93,731	93,545	186
Minority interests	1,471	2,763	(1,292)

Three and Nine Months Ended September 30, 2008, Compared to the Three and Nine Months Ended September 30, 2007

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our lower-tier credit card receivables until our securitization of them in December 2007 and from our Auto Finance segment. The decreases are primarily due to our December 2007 securitization of our lower-tier credit card receivables. We reported $103.3 million and $240.3 million of total interest income on these receivables during the three and nine months ended September 30, 2007, respectively, while income associated with our retained interest in the securitization trust underlying these receivables now is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations.

Also included within total interest income (under the other category on our condensed consolidated statements of operations) is interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused a reduction in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Moreover, our reduced holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income levels compared to those experienced in 2007. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as such, we do not have any continuing interest income associated with these investments.

For the above-noted reasons, our total interest income in the fourth quarter of this year will be lower than last year’s.

Excluding the effects of the above-noted items, total interest income for the three and nine months ended September 30, 2008 would have grown $1.9 million and $12.7 million, respectively, relative to the same periods of last year. This is consistent with receivables growth we experienced within our Auto Finance segment.  However, due to tightening liquidity, we significantly restricted growth within this segment during the third quarter of 2008, and absent our obtaining additional financing at attractive terms and pricing, we expect interest income within our Auto Finance segment to decline with net liquidations in its receivables levels for the foreseeable future.

Interest expense. The decreases are primarily due to our December 2007 securitization of our lower-tier credit card receivables. Interest expense associated with these receivables was $10.8 million and $18.2 million in the three and nine months ended September 30, 2007, respectively; whereas, all interest costs associated with these receivables now are borne by our lower-tier originated portfolio master trust. Income associated with our retained interest in this securitization trust (net of interest costs) is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Another significant contributor to our declining interest expense levels is the reduced levels of collateralized financing associated with our investments in third-party asset-backed securitizations. With our now completed disposition of these investments, we will not incur any further interest costs associated with the financing of these investments.

We did, however, experience higher interests costs within our MEM U.K. Internet-based micro-loan operations, reflecting our acquisition of these operations in the second quarter of 2007 and its subsequent funding of receivables growth by drawing on its available credit lines. Based on the current debt financing capacity within MEM’s operations and absent an increase in its borrowing capacity, we expect only modest growth and increases in its interest costs for the next several quarters.

Notwithstanding increases in pricing on debt facilities within our Auto Finance segment in the third quarter of 2008, we expect a gradual reduction in interest costs within this segment over time, reflecting both lower advance rates, and hence lower relative outstanding debt balances, and expected contractions in this segment’s receivables as we have significantly curtailed marketing within this segment.

Fees and related income on non-securitized earning assets. The factors affecting our levels of fees and related income on non-securitized earning assets include:

•
the securitization of our lower-tier credit card receivables in December 2007, which caused a decrease of $198.6 million and $464.2 million, respectively, in the three and nine months ended September 30, 2008;

•
lower 2008 retail micro-loan fees due to (1) our substantial termination in late 2007 of a loan program in which we were the lender for micro-loans arranged by three different U.S. credit service organizations, (2) temporarily diminished consumer demand for retail micro-loans in the second quarter of 2008 possibly as a result of tax stimulus payments received by consumers , and (3) our conservative second quarter 2008 approach to loan generation in Ohio while we awaited regulatory approvals (obtained in August 2008)  for alternative loan products in that state due to legislative changes enacted in that state during the second quarter—factors that also are expected to contribute to lower fourth quarter of 2008 retail micro-loan revenues relative to the fourth quarter of 2007;

•
decreases in income on investments in previously charged-off receivables of $8.8 million and $8.6 million, respectively, in the three and nine months ended September 30, 2008 principally reflecting (1) the dispute with Encore based on its failure to continue purchases of previously charged-off receivables under our forward flow contract with them as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below and (2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases—offset somewhat by (1) growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and (2) heightened levels of previously charged-off receivables sales under our forward flow contract with Encore with correspondingly greater accretion of deferred revenue (in part due to the release of a portion of $10.0 million in escrowed Encore monies to us prior to our dispute with Encore based on its failure to continue purchases of previously charged-off receivables under our forward flow contract with them as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below);

•
increases of $37.1 million and $56.6 million in the three and nine months ended September 30, 2008, respectively, representing lower levels of losses on our portfolio of investments in debt and equity securities as compared to the same periods of 2007;

•
increases of $9.0 million and $24.4 million in Internet micro-loan fees in the three and nine months ended September 30, 2008, respectively, reflecting our acquisition of MEM in the second quarter of 2007 and subsequent growth in its operations; and

•
$3.0 million and $17.5 million of higher gross profits on automotive vehicle sales in the three and nine months ended September 30, 2008, respectively, relating to our Just Right Auto Sales (“JRAS”) operations, which we acquired during the first quarter of 2007 and subsequently have expanded.

As we have now disposed of all of our investments in third-party asset-backed securities, we expect no further losses on these investments.

Prospects for near-term profits and revenue growth within our Investments in Previously Charged-off Receivables segment are uncertain due to each of the factors cited above (and discussed further in the Investment in Previously Charged-Off Receivables Segment section below), as well as an anticipated reduction in the volume of charge offs that the segment is expected to purchase from our lower-tier originated portfolio master trust relative to recent quarters. In the first and second quarters of 2008, the Investments in Previously Charged-off Receivables segment acquired substantial volumes from the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that reached peak charge-off levels in the first and second quarters of 2008.

Lastly, we currently expect continued, but limited, growth in gross profits from our JRAS operations and fees from our U.K.-based Internet micro-loan operations within MEM as both of these entities continue to execute on their modest growth plans.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

In the three months ended September 30, 2007, we acquired our U.K. Portfolio of approximately £490 million ($970 million) of gross face amount of credit card receivables and immediately securitized the portfolio, generating a $100.4 million securitization gain in that period. Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains in the three and nine months ended September 30, 2008.

We experienced losses on retained interests in credit card receivables securitized in both the three and nine month periods ended September 30, 2008 and for the nine months ended September 30, 2007. The U.K. Portfolio acquisition and its subsequent securitization in the second quarter of 2007 resulted in the large securitization gain noted above, but also generated $48.6 million of losses on our retained interests in that same period. Our other securitized portfolios generated income in the 2007 periods partially offsetting the losses in the U.K. Portfolio. In contrast, the 2008 periods reflect much lower losses on our retained interests in the U.K. Portfolio, but large losses resulting principally from charge offs associated with our lower-tier credit card receivables that we securitized in December 2007. This portfolio generated high levels of charge offs associated with the record number of new accounts originated in the second and third quarters of 2007, which negatively impacted our income from retained interests principally during the first and second quarters of 2008. Our second and third quarter 2008 losses on retained interests in credit card receivables securitized also reflect our inability to re-price accounts owned by CB&T at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), the continued effects on fee billings of the fourth quarter 2007 changes made to our billing practices in response to regulatory guidance and comments regarding negative amortization and certain adverse changes to our retained interest valuation assumptions given current trends in the U.S. economy.

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

Servicing income. Servicing income increased relative to 2007 levels due to the December 2007 securitization of our lower-tier credit card portfolio and the April 2007 acquisition and securitization of our U.K. Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our other purchased credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. Relative to the servicing income we generated in the three and nine months ended September 30, 2008, in the absence of portfolio acquisitions and given currently planned originations at only test levels, we anticipate decreases in our servicing income levels in future quarters due to our currently liquidating portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues decreased in the three and nine months ended September 30, 2008, when compared to the same periods in 2007. These decreases result from fewer new credit card account additions thus far in 2008 and net liquidations that we have experienced thus far in 2008 in all of our credit card receivables portfolios. These decreases were partially offset in the nine-month period ended September 30, 2008 due to our April 2007 U.K. Portfolio acquisition, as we earned revenues from this portfolio for nine months as of September 30,  2008 but for only six months as of September 30, 2007. Absent portfolio acquisitions, we expect further reductions in our ancillary and interchange revenues in the fourth quarter of 2008 and into 2009 principally because we currently are originating only de minimis numbers of new credit card accounts, thereby resulting in a gradual liquidation of our portfolios.

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

Total other operating expense. Total other operating expense decreased $20.8 million and $64.6 million in the three and nine months ended September 30, 2008, respectively, reflecting the following:

•
decreases of $30.2 million and $82.9 million in marketing and solicitation costs in the three and nine-month periods, respectively, due to our desire to preserve capital given the current dislocation of the liquidity markets and our corresponding scale back in our credit card marketing efforts (whereby, for example, we grossed approximately 423,000 new credit card accounts during the first nine months of 2008 compared to approximately 1.9 million in new credit card accounts during the first nine months of 2007);

•
diminished salaries and benefits costs of $3.8 million and $3.0 million for the three and nine-month periods, respectively, resulting from our ongoing cost-cutting efforts and our fourth quarter 2007 decision to discontinue several businesses and initiatives, partially offset however by slight increases within salaries and benefits primarily due to personnel additions in connection with our first quarter 2007 Auto Finance segment acquisitions of JRAS and ACC and our second quarter 2007 acquisition of the U.K. Portfolio;

•
decreases within card and loan servicing expenses of $11.1 million and $5.4 million for the three and nine-month periods, respectively, primarily as a result of credit card portfolio liquidations—such decreases being partially offset by (1) an increase from servicing costs associated with the second quarter 2007 acquisition of our U.K. Portfolio, (2) an increase from servicing costs associated with our first quarter 2007 JRAS and ACC acquisitions within our Auto Finance segment, and (3) additional costs incurred related to the conversion of servicing relationships from BarclayCard to us in the first quarter of 2008—costs that are not expected to be continued in future periods; and

•
decreases in depreciation expense and other expenses due to cost containment measures and diminished costs resulting from our fourth quarter 2007 decision to discontinue several businesses and initiatives and natural liquidations and corresponding cost declines in our existing portfolios;

partially offset by:

•	a third quarter of 2008 goodwill impairment charge of $29.2 million ;

•	a $5.5 million second quarter 2008 impairment charge associated with sub-leases executed in the second quarter for 183,461 square feet of office space at our corporate headquarters; and

•
various litigation and other settlement-related accruals and costs. (As discussed elsewhere, we are engaged in several significant, and somewhat interrelated disputes. In the first quarter of 2008, we accrued $2.5 million in addition to $5.0 million that we had accrued in 2007 for the expected cash and earnings settlement cost of FTC and FDIC disputes based upon negotiations between us and the FTC and FDIC that ultimately resulted in an agreement in principle to settle those disputes. That settlement did not occur and litigation ensued. Litigation also commenced with respect to our disputes with Encore and CB&T, and a purported class action securities case was filed against us and several of our officers as well. We are contesting each of these matters vigorously, although settlement discussions with the FTC and FDIC are ongoing.  Any settlement could provide for us to make restitution or other payments. We expect to incur increased litigation and related expense over the next several quarters as well.)

While we incur certain base levels of fixed costs, the majority of our operating costs are highly variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and capital preservation in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets will improve, we expect further reductions in marketing efforts and expense levels and in most other cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities so as to align our costs with our currently liquidating portfolio of managed receivables.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as minority interests in our consolidated statements of operations. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. However, this general trend reversed in the second and third quarters of 2008 and we recorded income from our minority interests in these periods given net losses incurred by our majority-owned subsidiaries during these periods—such losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations, second quarter 2008 losses associated with our  MEM U.K. Internet micro-loan operations prior to its attaining scale and modest profitability in the third quarter of 2008, and reduced income contributions during the second quarter of 2008 and losses incurred during the third quarter of 2008 within the majority-owned subsidiary that is a holding company within our Investments in Previously Charged-off Receivables segment for reasons explained throughout this Report.

Income taxes. Our overall effective tax rate (computed considering both continuing and discontinued operations in the aggregate) was approximately 38.7% and 33.6% for the three and nine months ended September 30, 2008, respectively, versus 36.0% for comparable 2007 periods. Variations in the effective tax rates between all periods are substantially related to differing expectations in different periods as to the ratio of our permanent differences to pre-tax GAAP income or loss levels. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between the comparison periods.

Credit Cards Segment

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card portfolios as well as the performance associated with various investments in asset-backed debt and equity securities. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance and other fees. We also sell ancillary products such as memberships, insurance products, subscription services and debt waiver. Additionally, we earn interchange fees, which represent a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

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

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts; whereas, our purchased portfolios include the credit card receivables of customer accounts that were originated by others prior to our acquisitions of the portfolios at varying but generally significant purchase discounts. We historically have spent a substantial amount on marketing to originate new cardholder accounts, although the level of our marketing efforts depends upon the state of the economy and our available liquidity and has declined significantly in recent periods. We expense the majority of marketing costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Originated accounts generally do not charge off until after the account is open for at least six months. During periods of rapid growth in originated cardholder accounts, we likely will reflect high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we purchase credit card portfolios from others, we historically have purchased them at substantial discounts. We generally earn fees from the cardholders immediately after the purchase and do not have to bear the high marketing costs associated with originated accounts. The receivables we purchase are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see discussion below), we apply a portion of our purchase discount to offset the face amount of charge offs of all receivables in existence on the date of our acquisitions, and, therefore, we generally do not incur any negative and non-economic effects associated with these charge offs.

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

Background

We make various references within our discussion of the Credit Card segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to a securitization trust and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held. Therefore, managed receivables data include both our securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the minority interest holders’ shares of the receivables, and they also include only our share of the receivables that we manage for our equity method investees.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that, with our securitization of our lower-tier credit card receivables in December 2007, we now sell substantially all of our credit card receivables in securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our minority interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

We typically have purchased credit card receivables portfolios at substantial discounts. A portion of these discounts is applied against receivables acquired for which charge off is considered likely, including accounts in late stages of delinquency at the date of acquisition; this portion is measured based on our acquisition date estimate of the shortfall of cash flows expected to be collected on the acquired portfolios relative to the face amount of receivables represented within the acquired portfolios. We refer to the balance of the discount for each purchase not needed for credit quality as accretable yield, which we accrete into net interest margin using the interest method over the estimated life of each acquired portfolio. As of the close of each financial reporting period, we evaluate the appropriateness of the credit quality discount component of our acquisition discount and the accretable yield component of our acquisition discount based on actual and projected future results.

Asset quality

Our delinquency and charge off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge off data in determining our allowance for uncollectible loans and fees receivable with respect to our non-securitized earning assets, net on our consolidated balance sheets, as well as the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our consolidated balance sheets.

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

The following table presents the delinquency trends of the credit card receivables we manage, as well as charge off data and other managed receivables statistics (in thousands; percentages of total):

	At or For the Three Months Ended
	2008			2007				2006
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Period-end managed receivables	$3,041,877	$3,126,936	$3,378,827	$3,717,050	$3,722,373	$3,501,468	$2,512,566	$2,599,667
Period-end managed accounts	4,171	4,358	4,775	5,105	5,268	4,756	3,755	3,700
Percent 30 or more days past due	18.8%	18.0%	21.4%	24.9%	21.0%	18.6%	18.0%	19.3%
Percent 60 or more days past due	13.9%	13.4%	17.8%	19.6%	15.5%	14.0%	13.9%	14.6%
Percent 90 or more days past due	9.8%	9.7%	14.3%	14.2%	11.0%	9.6%	10.3%	10.7%
Average managed receivables	$3,079,867	$3,227,006	$3,558,518	$3,731,286	$3,613,924	$3,419,306	$2,563,581	$2,558,100
Combined gross charge off ratio	33.0%	50.6%	50.2%	37.4%	29.8%	34.6%	34.6%	35.6%
Net charge off ratio	15.4%	21.5%	20.6%	15.8%	13.9%	16.9%	13.4%	11.9%
Adjusted charge off ratio	14.5%	20.3%	19.1%	13.9%	10.5%	9.6%	13.1%	10.7%
Total yield ratio	44.4%	47.1%	47.4%	56.1%	53.0%	49.3%	53.0%	61.4%
Gross yield ratio	24.8%	23.1%	24.3%	29.2%	29.2%	28.6%	28.8%	32.9%
Net interest margin	14.8%	12.3%	13.2%	18.0%	19.1%	19.0%	17.9%	22.6%
Other income ratio	7.7%	1.0%	(0.8)%	11.9%	13.1%	8.4%	10.8%	11.2%
Operating ratio	9.1%	9.8%	9.4%	11.9%	10.5%	10.6%	12.1%	13.9%

Managed receivables. Our individual purchased portfolios are always in a state of liquidation due to the absence of new cardholders to replace those who either pay off their balances or become delinquent and charge off. As a result, to maintain or increase our managed receivables, we generally must either add new accounts in our originated portfolios or acquire additional portfolios. The general trend-line increase in our managed receivables through the third quarter of 2007 principally was due to growth in our lower-tier credit card receivables. We experienced growth in these receivables of 110.9% in 2006 and 78.8% in 2007. The general trend-line decrease beginning in the fourth quarter of 2007 principally was due to reductions in originations midway through the third quarter of 2007 in response to tightened liquidity markets, combined with significant charge-offs, primarily of accounts originated in the second and third quarters of 2007. Additionally, like other credit card issuers, we experienced lower than expected cardholder purchases beginning in the fourth quarter of 2007, which also contributed to the trend-line decrease in our managed receivables.

Our U.K. Portfolio acquisition in the second quarter of 2007 also added a significant number of accounts, thereby contributing to our significant overall growth in receivables in that quarter; this acquisition is the only credit card portfolio that we have acquired over the past eight quarters.

Absent portfolio acquisitions, we expect continuing reductions in our managed receivables levels for the foreseeable future as we have substantially curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations.

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

We experienced an increasing trend in our 30-plus, 60-plus and 90-plus day delinquencies through December 31, 2007, excluding slight seasonal declines in the first and second quarters of 2007. These increases predominantly are attributable to a mix change reflecting disproportionate receivables growth rates in our lower-tier credit card portfolios relative to those of our other credit card receivables. Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge off levels than those of our other originated and purchased portfolios. Since December 31, 2007, however, our delinquency statistics have improved in part due to a mix change in the other direction whereby disproportionate charge off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. Our lower-tier credit card receivables growth has fluctuated significantly in the past three years, with higher than average growth in the third and fourth quarters of 2005 and the first quarter of 2006, followed by lower growth from the second quarter of 2006 to the first quarter of 2007, record growth in the second and third quarters of 2007, moderate growth in the fourth quarter of 2007 and low growth throughout 2008. This “marketing volume-based volatility” results in increasing delinquencies in the months immediately subsequent to periods of high growth, followed by high charge offs generally in the third quarter following activation. Despite these fluctuations, we believe that the heightened delinquency and charge off levels and greater volatility in our delinquency statistics associated with our lower-tier credit card offerings are reasonable based on the relative returns offered.

The 2007 mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies (as a percentage of managed receivables) but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

In the first quarter of 2008, we experienced the initial charge-offs from the record 1.5 million aggregate originations of the second and third quarters of 2007. A portion of these accounts underlying our lower-tier credit card offerings was significantly delinquent at the end of the fourth quarter of 2007, and many accounts charged off in the first two quarters of 2008. Compounding the impacts on delinquency rates is the fact that we had significantly reduced new originations in the fourth quarter of 2007 and thereafter and as such did not receive any benefit of adding new current (i.e., non-delinquent) receivables, which would serve to suppress delinquency rates somewhat (“denominator effect”). Completely offsetting the so-called denominator effect in recent quarters, however, is the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through peak delinquency and charge off stages of their vintage cycles.  Supporting this observation is the fact that substantially all of our individual credit card receivables portfolios have a lower percentage of 60-plus day delinquencies at September 30, 2008 than they did at September 30, 2007.

Assuming a stable economic and employment environment and a continuing ability of our customers to repay their debts at roughly comparable levels to those recently experienced by us, we would expect stable to improving delinquency statistics over the next several quarters relative to same period prior year statistics. While we have seen some reduction over the past year in payment rates, our early stage (30-plus day) delinquency rates at the September 30, 2008 are roughly in line with September 30 of last year at the individual portfolio level—with some portfolios experiencing improvements and some seeing slight degradation relative to last year’s levels. Regardless, there is growing unemployment, general economic concern and uncertainty and increasing indications of a recession in both of our U.S. and U.K. credit card receivables markets. This erosion could adversely affect our delinquency levels over the coming quarters.

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

Our combined gross charge off ratio and our net charge off ratio trended upwards through the second quarter of 2007, principally due to the effects of growth in our lower-tier credit card offerings, which have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables. We saw the same mix change effect given our record lower-tier credit card originations through the third quarter of 2007 which adversely impacted our combined gross charge off ratio and our net charge off ratio through the second quarter of 2008. All things being equal, we would expect reduced charge off ratios in future quarters due to a mix change in the other direction whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

In addition to the generally increasing trend in charge offs through the end of the second quarter of this year, we also generally experience seasonal trends in which the first and fourth quarters incur higher levels of charge offs than do the second and third quarters. This tendency results from the cash flow patterns impacting our cardholders. Typically, we experience greater remittances by cardholders late in the first quarter of each year, improving their delinquency status and reducing charge offs in the second and third quarters. This trend was muted somewhat by the effects of our U.K. portfolio acquisition in the second quarter of 2007 and is not evident at all in the second quarter of 2008 due to the peak vintage charge off effects of our third quarter 2007 lower-tier credit card originations. We anticipate that the trend will resume, however, in future periods. Additionally, all things being equal, we would expect reduced charge off ratios in future quarters due to the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through the peak charge off stages of their vintage cycles.

In general, notwithstanding the year-over-year delinquency improvements that we noted above within substantially all of our individual managed credit card receivables portfolios, we generally have seen higher third quarter 2008 than third quarter 2007 charge off levels at the individual managed portfolio level due in part to higher delinquencies in the quarters leading into the third quarter of 2008 than in 2007 and to greater levels of bankruptcy-related charge offs. We have seen a trend of higher bankruptcies over the last several quarters, which could continue in future quarters given the economic trends discussed above.

Combined gross charge off ratio. Seasonal fluctuations contributed to the increase in the combined charge off ratio in the fourth quarter of 2006, the first quarter of 2007, and the fourth quarter of 2007. In the second quarter of 2007, the combined charge off ratio was consistent with the first quarter, which is contrary to the seasonality trend we would anticipate. This variation resulted partially from growth in our lower-tier credit card receivables, which partially offset the effects of our normal seasonality trends. In addition and most significantly, we acquired our U.K. Portfolio in April 2007. A significant number of receivables within the U.K. Portfolio were in a late stage of delinquency at the time of our acquisition and charged off in the months following the close of our acquisition. These higher charge offs increased our combined charge off ratio in the second quarter. Since that time, the U.K. Portfolio addition has had a positive impact on our overall combined gross charge off ratio as this portfolio has a lower average charge off rate than our other portfolios.

Our combined gross charge off ratio increased in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified somewhat by the broader economic pressures felt by our cardholders. These two factors carried over into the first two quarters of 2008, with the marketing volume-based fluctuations having a far greater impact than in the fourth quarter of 2007. Because we now have incurred the peak charge offs associated with our record lower-tier credit card account originations of the second and third quarters of 2007, the third quarter 2008 combined gross charge off ratio dropped dramatically from the first half of 2008 to below the average combined charge off rate we experienced in 2007. Adjusting for normal seasonality patterns, we currently expect this trend to continue with further modest reductions in our combined gross charge off rate into 2009.

Net charge off ratio. The net charge off ratio measures principal charge offs, net of recoveries. The seasonal trends discussed above apply to this ratio in a manner similar to their effects on the combined gross charge off ratio. The increasing trend due to the shift in our mix toward a greater percentage of our receivables being comprised of lower-tier credit card receivables also affected our net charge off ratio over the past several quarters, but to a lesser degree than it affected our combined gross charge off ratio. Our lower-tier credit card portfolio has a significantly lower principal to total receivables ratio than do our other portfolios, so growth in this portfolio has less of an effect on our net charge off ratio than it does on our combined gross charge off ratio.

The net charge off ratio increased in the second quarter of 2007 in excess of the typical trend line. This change is due to our U.K. Portfolio acquisition in that quarter. As noted above, this portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter of 2007, our net charge off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge off ratio than the receivables of our other portfolios. In the first quarter of 2008, the net charge off ratio increased at a slightly lesser rate than our combined gross charge off ratio, which is consistent with our expectations that our lower-tier credit card portfolio will influence net charge offs less than it will affect combined gross charge offs due to the relative mix of a cardholder’s balance between principal and fee receivables. However, the net charge off ratio increased at a greater rate than the gross charge off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables reversed recently experienced trending changes in mix toward a greater percentage of our portfolio being comprised of lower-tier credit card receivables. As the peak vintage charge-offs have now been fully incurred, we expect the net charge off ratio to continue its general declining trend into 2009, adjusting however for seasonality effects.

Adjusted charge off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Prior to our second quarter 2007 U.K. Portfolio acquisition, our most recent credit card receivables portfolio acquisition was in the first quarter of 2005. Generally, we saw an expected decline in the gap between the net charge off ratio and the adjusted charge off ratio with each passing quarter subsequent to that first quarter 2005 acquisition and into the first quarter of 2007. Our U.K. Portfolio acquisition in the second quarter of 2007 caused this gap to widen in that quarter, with consistent declines in the gap throughout the remainder of 2007 and into 2008. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

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

The most significant of these factors was our 2006 late-stage billing change described above. We implemented this change during the fourth quarter of 2006 and into the first quarter of 2007, and it reduced our ongoing total yield and gross yield ratios as we discontinued billing finance charges and fees on any accounts over ninety days delinquent. This change was the primary reason for the decrease in our total yield and gross yield ratios from 61.4% and 32.9%, respectively, in the fourth quarter of 2006 to 53.0% and 28.8%, respectively, in the first quarter of 2007.

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

Our gross yield ratio was flat in the final two quarters of 2007 due to further changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. As an example of these changes, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their 3% or 4% (depending upon the product offering) contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact on the first and second quarters of 2008—an impact that we expect to continue in subsequent quarters.

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

  Partially offsetting the beneficial effects in the third quarter of 2008 of reduced levels of accounts in the late stages of delinquency (for which we do not bill finance charges and fees) were the reduced early stage delinquency rates we began to experience at the end of the second quarter of 2008 which resulted in lower finance charge and late fee billings in the third quarter of 2008. Based on many of the factors mentioned above, along with the fact that we expect significantly reduced marketing activities and volumes of account originations (in particular high yielding lower-tier credit card receivables originations) for the foreseeable future, we do not expect our total and gross yield ratios to return anywhere near late-2006 levels for the foreseeable future.

Net interest margin. We generally expect our net interest margin to increase as our lower-tier credit card receivables become a greater percentage of our overall managed receivables. This trend is not evident over the past two years due to several factors, which vary among quarters.

Our 2006 late-stage billing change (under which we stopped billing finance changes and fees on all accounts that become over 90 days delinquent) had a particularly large adverse effect on our first quarter 2007 net interest margin. A large percentage of finance charge and late fee billings on late-stage delinquent accounts ultimately charge off. Because we net such finance charge and late fee charge offs against our net interest margin, we generally would expect that most finance charges and fees billed to late-stage delinquency accounts will charge off, and the net of the billing and the charge off of these finance charges and fees would cause a slight increase in the net interest margin in periods of growth. We believe this assumption is correct for the second quarter of 2007 and subsequent periods. Particularly in the first quarter of 2007, however, the 2006 late-stage billing change significantly diminished our net interest margin because of the lag effect of the change. In the first quarter of 2007, we did not bill fees to the late-stage accounts, thereby reducing our revenues. The related reduction in charge offs did not occur until the following quarters, when the affected accounts, which were lower than they otherwise would have been, ultimately charged off. As a result, we had lower revenues without a corresponding decrease in charge offs in these two quarters, and the result was a decline in our net interest margin.

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

Our fourth quarter of 2007 and subsequent quarters’ net interest margins have been adversely affected by the November 2007 negative-amortization-related changes to our billing practices—whereby to ensure against negative amortization, we now reverse certain fees and finance charges on the accounts of cardholders who make only their 3% or 4% (depending upon the product offering) contractual payments to us. Moreover, we expect continuing adverse effects to our net interest margins associated with these fee reversals to address negative amortization.

 Our net interest margins in the first and second quarters of 2008 were depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge off vintage levels and charged off during those quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarters. Because the large volumes of second and third quarter of 2007 lower-tier credit card receivables now have rolled through their peak charge off vintage levels, the net interest margin increased for the third quarter and, giving effect to seasonality, we expect a slight general trending increase in our net interest margins into 2009. However, for reasons addressed above and due to a reversing mix change whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables, we do not anticipate a return of our net interest margins to the average level experienced in 2007 for the foreseeable future.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a greater percentage of our overall managed receivables, as these receivables generate higher membership, over-limit, monthly maintenance and other fees than do our other portfolios. Several factors prevented this trend from occurring in the past eight quarters.

Just as it adversely affected our net interest margin discussed above, our 2006 late-stage billing change negatively impacted our other income ratio in the fourth quarter of 2006 and the first quarter of 2007, and then the lag effect of the change passed and its impact on the remainder of 2007 was minimal.

Also adversely affecting our other income ratio principally beginning in the second quarter of 2007 was the performance of our then-held portfolio of investments in debt and equity securities, which principally consisted of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index and the activities of which are reflected within our Credit Cards segment’s other income ratio. We generated income from these investments of $6.5 million in the fourth quarter of 2006 and $2.8 million in the first quarter of 2007, but then incurred losses of $28.5 million, $37.4 million, $6.9 million, $5.2 million and $1.1 million in the second, third and fourth quarters of 2007 and the first and second quarters of 2008, respectively. Excluding these investment activities, our other income ratio would have increased from 10.2% in the fourth quarter of 2006 to 10.3%, 11.8% and 17.2% in the first, second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007 and -0.2% and 1.2% in the first and  second quarters of 2008, respectively. Because these investment activities were completely discontinued by the end of the second quarter of 2008, we do not expect any further affects from these activities in future periods.

The addition of our acquired U.K. Portfolio in the second quarter of 2007 negatively impacted our other income ratios for the last three quarters of 2007. The other income ratio for this portfolio is well below the typical performance of our lower-tier credit card offerings, and is slightly below that of our traditional upper-tier originated portfolio. Adding the performance of these receivables to the overall mix of our managed receivables resulted in a decrease of approximately 200 basis points in the other income ratio in 2007. In the first and second quarters of 2008, however, the U.K. Portfolio was accretive in comparison to our lower-tier credit card receivables as they experienced negative other income ratios on those quarters as the record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 reached peak charge off vintage levels.

Excluding investment activities, our other income ratio increased quarter over quarter in 2007 before declining in the fourth quarter of 2007 and declining significantly the first and second quarters of 2008. The declines are due primarily to higher charge offs in those quarters resulting from the marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders. Our aforementioned November 2007 negative-amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in these quarters and in the third quarter of 2008.

In the first two quarter of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins are at play in the determination of our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge off vintage levels and charged off during the quarter, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio. The increase in the other income ratio in the second quarter of 2008 relative to the first quarter of 2008 is due to the $28.4 million gain on early extinguishment of debt. Excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008.

Because the large volumes of second and third quarter of 2007 lower-tier credit card receivables originations have rolled through their peak charge off vintage levels, we experienced a significant increase in our other income ratio in the third quarter of this year; however, we do not expect it to rise to the average level experienced in 2007 for the foreseeable future.

Operating ratio. Our 2006 and 2007 operating ratios are higher than they have been in prior years, principally associated with the mix change in our receivables toward our lower-tier credit card receivables, which are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. Smaller receivable balance accounts require many more customer service interactions (relative to our upper-tier originated portfolio and acquired portfolios), and hence result in higher costs as a percentage of average managed receivables than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables. Also beginning in 2006, we have experienced heightened legal, regulatory and compliance efforts and costs associated with the New York Attorney General, FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships.

Our fourth quarter 2006 operating ratio reflects the effects of a $15.0 million charitable contribution we made in that quarter. Our operating ratio remained high in the first quarter of 2007 due to a variety of smaller increases in salaries, rent and legal fees. The levels in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than that of our lower-tier credit card receivables portfolio. The fourth quarter of 2007 operating ratio increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with the FDIC and FTC investigations. In the first, second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level. The operating ratio in the third quarter was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to continued expense reductions. We expect to continue to cut costs as we experience net liquidations of our managed receivables for the foreseeable future, and we expect to be able to keep our operating ratio roughly consistent with our third quarter 2008 ratio into 2009.

Future Expectations

Because the record levels of lower-tier credit card accounts originated in the second and third quarters of 2007 have passed through their peak charge off period, we are experiencing improvement in substantially all of our managed receivables statistics. However, with our reduced levels of marketing spend and expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to return to levels experienced in 2006 and 2007 for the foreseeable future. There are significant economic factors that could adversely affect our future Credit Cards segment performance, including potential slow-downs in the U.S. and U.K. economies and the prospect for rising unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Unemployment rates in the U.S. have been rising over the past year, and we have seen somewhat lower payment rates—the effects of which could include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows we receive from our portfolios. It is also possible that heightened levels of litigation as noted throughout this Report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our now stabilized operating ratios.

Investments in Previously Charged-off Receivables Segment

The following table shows a roll-forward (in thousands) of our investments in previously charged-off receivables activities:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Unrecovered balance at beginning of period	$25,122	$14,523
Acquisitions of defaulted accounts	15,005	59,047
Cash collections	(10,560)	(62,508)
Accretion of deferred revenue associated with Encore forward flow contract	—	(11,321)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our condensed consolidated statements of operations)	4,892	34,718
Balance at September 30, 2008	$34,459	$34,459
Estimated remaining collections (“ERC”)	$84,173	$84,173

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

Previously charged-off receivables held as of September 30, 2008 are principally comprised of normal delinquency charged-off accounts purchased from the securitization trusts that we service, accounts associated with Chapter 13 Bankruptcies and accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting approximately 44.1% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our dispute with Encore arose this year, the result of which is our having to now hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts that we service—investments which prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal is the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program has experienced lower overall placement volume primarily due to Encore Capital’s decision to discontinue future placements as discussed earlier. It is unknown at this time if and when placement volumes will return to the record volume placed in the first half of 2008.  Separately, we have agreed to changes with the balance transfer program issuing bank that will result in a future discontinuation of new solicitations with this issuing bank, and we currently are in discussions with another potential issuing bank partner for the program.  Until these disruptions are resolved, we expect significantly slower growth under the balance transfer program.

Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the securitization trusts that we service. Until a dispute arose with Encore this year, the segment had, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter, however, as a result of our ongoing disputes with Encore and its refusal to purchase receivables under the forward flow contract. Pending the resolution of these disputes, our Investment in Previously Charged-Off receivables segment will either have to find another buyer for its purchased charge offs or retain its purchased charge offs on its balance sheet and undertake collection activities to maximize its return on these purchases. The retention of these receivables will cause significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues as collection expenses will be incurred up front, while revenue recognition will be delayed until complete recovery of the acquired portfolio’s investment as noted above. Once the investments are completely recovered, the segment will begin to recognize the profitability associated with these purchases. The expected time to recover investments in portfolios varies by portfolio but generally is estimated to occur within 12 to 18 months after purchase.  Alternatively, if the segment sells these receivables, we do not expect another buyer to pay as much as Encore was paying under its fixed-price commitment—a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged off paper is greater.  The increasing supply of charged off paper is likely to result in increased opportunities to acquire charged off portfolios at prices under which the segment can generate significant returns, and we expect to increase our purchases of charged off portfolios in the coming year.

Our Investments in Previously Charged-off Receivables segment’s pre-tax results for the three and nine months ended September 30, 2008 were appreciably lower than in the same respective periods in 2007. This primarily reflects (1) the effects of Encore’s refusal to purchase receivables, which has resulted in a longer earnings recognition period for purchased charged off paper and the commensurate expense and revenues mismatch mentioned above and our inability to recognize as income the remaining escrowed funds owed to us under the Encore forward flow agreement;  and 2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases. Results for the nine months ended September 30, 2008 when compared to the same period in the prior year were positively impacted by a significant increase in the volume of charge offs that the segment purchased from our lower-tier originated portfolio master trust and then sold under its forward flow agreement with Encore prior to Encore’s refusal to purchase these charge offs; this volume increase relates to the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that realized peak charge off levels in the first and second quarters of 2008.  Also positively affecting 2008 results relative to 2007 are the continued growth and profitability of our Chapter 13 bankruptcy and balance transfer programs; the success of these programs is masked, however, by the cost-recovery-method expense and revenue mismatches associated with charged-off receivables that we must now purchase and hold given Encore’s refusal to purchase them as required under its forward flow contract.

In the current quarter, we reclassified results associated with credit cards issued under our balance transfer program into our Credit Cards segment for all periods presented. This reclassification caused a reduction in the Investments in Previously Charged-off Receivables segment’s revenues and expenses for all periods presented. In the second quarter of 2008, we began exploring a balance transfer program in the U.K., and we anticipate that this program will launch in the fourth quarter with revenues commencing in early 2009.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services: (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of September 30, 2008, our Retail Micro-Loans segment subsidiaries operated 354 storefront locations in ten states as well as the U.K.

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

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loan operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008.  By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma.  For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we have removed these storefronts from discontinued operations in our consolidated statement of operations for all periods presented. Our various discontinued operations within these six states were classified as assets held for sale on our December 31, 2007, March 31, 2008 and June 30, 2008 consolidated balance sheet and are included in the discontinued operations category in our consolidated statements of operations for all periods presented.

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

During the nine months ended September 30, 2008, we closed 6 locations (other than those closed as part of our discontinued operations) and did not open any new locations. For the remainder of 2008, we are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

The operations and associated overhead related to our remaining 354 retail micro-loans storefront locations in ten states (plus the U.K.) are included as continuing operations within our consolidated financial statements.

Financial, operating and statistical metrics for our Retail Micro-Loans segment (including both U.S. and U.K. locations) are detailed (dollars in thousands) in the following tables.

	For the Nine Months Ended September 30,
	2008	2007
Beginning total number of locations (excluding locations discontinued and held for sale as of December 31, 2007)	410	475
Opened locations	—	10
Locations reclassified from discontinued operations	31	—
Closed locations (excluding those related to our discontinued operations)	(6)	(16)
Locations discontinued and sold during the period	(81)	—
Ending locations	354	469

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Gross retail micro-loan fees (for continuing operations)	$17,818	$25,220	$56,596	$70,927
(Loss) income from continuing operations before income taxes	$(33)	$5,245	$7,184	$16,015
Loss from discontinued operations before income taxes	$(1,586)	$(4,357)	$(8,622)	$(11,447)
Period end loans and fees receivable, gross	$35,858	$93,734	$35,858	$93,734

Our pre-tax loss from discontinued operations for the nine months ended September 30, 2008 includes a goodwill impairment charge of $1.1 million related to our decision to sell the Texas retail micro-loan operations.

The significant reductions in period end loans and fees receivable, gross and income from continuing operations before income taxes in the above table reflect repayments that we received on a unique category of profitable loans and fees receivable throughout 2007—loans under which we were the lender but that were arranged by three different U.S. credit services organizations. We had substantially terminated these particular lending activities prior the beginning of the 2008 year. The reductions also principally reflect temporarily diminished consumer demand for retail micro-loans due, we believe, to tax stimulus payments received by consumers in the second quarter of 2008 and our conservative second quarter 2008 approach to loan generation in Ohio while we awaited now-obtained (in August 2008) regulatory approval for alternative loan products in that state due to legislative changes enacted in that state during the second quarter. All of these factors also are expected to contribute to lower fourth quarter of 2008 retail micro-loan revenues relative to comparable 2007 periods. We do, however, expect our retail micro-loan operations to return to profitability in the fourth quarter and to grow in both revenues and profitability into 2009.

    Although we have received regulatory approvals in of Ohio that permit our continuing operations in Ohio using alternative lending products, we are still operating using existing cash advance lending models pending resolution of outstanding ballot initiatives in that state to overturn legislation limiting such models. Should we need to switch to an alternate lending product in Ohio, our profitability in that state would not be materially affected.

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

In January 2007, we acquired a 75% ownership interest in JRAS, a buy-here, pay-here dealer, for $3.3 million, and our ownership interest in JRAS has increased to 90% since acquisition through our capital contributions to its operations. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At the time of acquisition, our JRAS platform operated four retail locations in Georgia. As of September 30, 2008, JRAS had twelve retail locations in four states. Assuming the continued availability of liquidity at attractive pricing and terms, we intend to expand sales within our twelve retail locations at a modest pace during the remainder of 2008 and throughout 2009.  During the third quarter we completed an extension and expansion of JRAS’s receivables-based lending arrangement. As extended and renewed, the facility allows for increased borrowing capacity (up to $30.0 million), an expanded borrowing base definition, and an extended term through January 2010. Notwithstanding our completion of this facility in the third quarter, bringing the level of JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits will require relatively significant additional equity capital contributions from us. Given this reality combined with dislocations in the current liquidity environment, we do not intend to expand JRAS’s operations beyond its twelve retail locations for the foreseeable future.

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

Collectively, we serve 1,358 dealers through our Auto Finance segment in forty-three states. Selected financial, operating and statistical data (in thousands except for percentages) for our Auto Finance segment are provided in the following two tables; where terms used within these tables are identical to the terms used within our Credit Card segment discussion, the definitions of those terms are analogous to those definitions as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 (albeit with appropriate substitution of Auto Finance receivables and activities for the Credit Card receivables and activities described within those definitions).

We were required to make a determination of the fair value of goodwill and intangible assets associated with one of the reporting units within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities within the reporting unit in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) is  expected to cause both lower profit margins and higher capital requirements for us (and hence diminished profit and growth potential relative to our acquisition date expectations). We concluded that this Auto Finance segment reporting unit’s goodwill had no continuing value as of September 30, 2008, and we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008. Additionally, based on current expectations, this reporting unit (consisting of our CAR and ACC operations) is expected to continue to decline in total receivables as we do not anticipate significant acquisitions or originations of new receivables absent additional financing that would allow for growth at return levels we would find attractive.

Analysis of statistical data

	Managed Receivables-Related Data at or for the Three Months Ended
	2008			2007
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Period-end managed receivables	$372,313	$382,168	$367,228	$347,585	$324,986
Period-end managed accounts	47	49	48	47	47
Receivables delinquent as % of period-end loans:
30 to 59 days past due	10.6%	9.0%	8.1%	10.4%	10.2%
60 to 89 days past due	4.5%	4.3%	3.1%	4.5%	4.3%
90 or more days past due	4.4%	3.7%	3.5%	4.9%	4.1%
Total 30 or more days past due	19.5%	17.0%	14.7%	19.8%	18.6%
Total 60 or more days past due	8.9%	8.0%	6.6%	9.4%	8.4%

Average managed receivables	$378,178	$376,767	$358,823	$336,289	$309,313
Gross yield ratio	25.2%	25.7%	25.0%	25.6%	28.1%
Combined gross charge off ratio	13.3%	12.1%	13.9%	12.2%	14.0%
Net charge off ratio	11.7%	10.5%	12.3%	10.7%	11.1%
Adjusted charge off ratio	9.5%	7.8%	8.7%	4.5%	3.4%
Recoveries as % of average managed receivables	1.3%	1.4%	1.2%	1.3%	1.4%
Net interest margin	19.3%	20.3%	18.9%	18.4%	20.2%
Other income ratio	7.5%	9.2%	10.0%	5.0%	5.9%
Operating ratio	50.2%	20.4%	20.6%	23.2%	22.7%

	Retail Sales Data at or for the Three Months Ended
	2008			2007
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
Retail sales	$15,930	$19,333	$19,577	$11,872	$9,039
Gross profit	$7,355	$8,909	$9,098	$5,465	$4,380
Retail units sold	1,383	1,908	1,844	1,253	963
Average stores in operation	12	12	12	10	8
Period-end stores in operation	12	12	12	10	10

Managed receivables. Period end managed receivables have steadily increased over the past year, with balances up 14.6% at September 30, 2008 when compared to the same date in 2007 and up 7.1% from December 31, 2007, driven by newly purchased and originated loans primarily within ACC and JRAS.

Delinquencies. Delinquency rates at September 30, 2008 are slightly above those experienced during the same period of the prior year and reflect generally worsening economic conditions.  However, given the segments improved underwriting, better use of technology and improved collections, management believes that this slight degradation in delinquencies is also meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases.

Gross yield ratio, net interest margin and other income ratio. Variations in our gross yield ratio and net interest margins reflect the effects of the timing and magnitude of our various Auto Finance segment acquisitions and subsequent growth patterns for our acquired operations. The Patelco portfolio acquisition, for example, has caused the gross yield ratio and net interest margins to fall since our acquisition of ACC because the gross yields on its existing loans are not as high as those of our two buy-here, pay-here-oriented operations within CAR and JRAS. This decline has been offset somewhat by increased margins realized in our CAR operations as newly acquired and originated loans are being underwritten with higher interest rates and fees. As these newer CAR loans become a larger part of the Auto Finance segment portfolio and as ACC experiences net contractions in its receivables levels as expected beginning in the fourth quarter of this year, we expect for our margins to grow, albeit at a moderate pace.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. The general trend-line of improvements in our other income ratio generally corresponds with growth in the number of autos sold as set forth in the above table. We note, however, that we experienced a modest reduction in gross profit on auto sales between the first, second and third quarters of 2008 as (1) seasonal demand for autos on JRAS’s lots is typically the highest when its consumers receive their tax refunds during the first quarter and (2) we temporarily reduced inventory purchases within JRAS for a few weeks late in the second quarter in connection with our evaluation of its liquidity position and borrowing base under its lending facilities, leaving JRAS with a mix of autos available for sale on its lots that typically attract lower gross margins. Future growth in our Auto Finance segment’s other income ratio will depend upon relative growth rates for JRAS versus CAR and ACC. As previously mentioned, we currently anticipate contractions in ACC’s operations until such time that additional liquidity is available to us at rates that would allow for acceptable returns. Notwithstanding the foregoing however, we currently expect the other income ratio to increase over the next few quarters.

Net charge off ratio, adjusted charge off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge off ratio in the third quarter of 2008 was 9.5% compared to 8.7% and 7.8% in the first and second quarters of 2008, and 11.1% in the third quarter of 2007. The adjusted charge off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. The adjusted charge off ratio was only 3.4% in the third quarter of 2007 because of our acquisition of the Patelco portfolio (and its corresponding purchase discounts). We acquired this portfolio at a significant purchase price discount to the face amount of the acquired receivables and a significant portion of this purchase price discount (which related entirely to credit quality) was absorbed in the first and second quarters of 2007 as accounts that were severely delinquent at acquisition date charged off immediately after our purchase. As expected, we saw the gap between the net charge off ratio and the adjusted charge off ratio narrow with each passing quarter subsequent to the first quarter of 2007. With each such passing quarter, the percentage of our portfolio (and hence charge offs within the portfolio) that is comprised of new loans that we fund dollar for dollar increases relative to the size of our total auto finance receivables portfolio and the percentage of our charge offs that are comprised of accounts purchased at a discount in the Patelco acquisition decreases. We expect the gap between the net charge off ratio and the adjusted charge off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables. Evident within our net charge off ratio statistics are the adverse macro-economic effects being seen throughout the auto finance industry. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally.

Operating ratio. The operating ratio was 50.2% in the third quarter of 2008, largely due to the impairment of goodwill associated with these operations.  Excluding the impacts of the goodwill impairment, the operating ratio in the third quarter would have been 19.4% compared to 20.4% in the second quarter of 2008 and 22.7% in the third quarter of 2007.  The operating ratio in the Auto Finance segment continues to improve from the first and second quarter of 2008 primarily due to higher average receivables supporting a fixed cost base and continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations.

Future Expectations

The more significant of the contributions to our Auto Finance segment’s $30.5 million and $35.1 million GAAP loss for the three and nine months ended September 30, 2008, respectively are:  (1) the $29.2 million goodwill impairment charge associated with our ACC and CAR operations as recent amendments to our existing auto finance debt facilities indicated that the carrying amount of the reporting unit comprising these operations exceeded the reporting unit’s fair value; (2) fixed costs that we now are incurring within our franchised dealer lending operations and buy-here, pay-here auto dealerships as we ramp up these early-stage business activities; and (3) high provisions for loan losses given the buildup of allowances for uncollectible loans and fees receivables associated with our growth in auto loan originations, offset by cost-cutting initiatives commenced during the first quarter of 2008 for which we realized benefits in the second and third quarters of 2008. As determined exclusive of our goodwill impairment charge, we experienced a relatively modest loss during the third quarter of 2008. Given our expectation of modest contractions in our auto finance receivables over the coming quarters, we should see reductions in our allowance for uncollectible loans and fees receivable under GAAP. However, we expect to also experience higher costs of funds under our renegotiated auto finance facilities which will put pressure on our Auto Finance segment’s GAAP profitability. Moreover, despite the improved pricing power that we now possess as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions and originations for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Considering all of these factors, we expect our Auto Finance segment to perform at approximately break-even GAAP earnings levels over the next few quarters.

Other Segment

Our Other segment recently has encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria. In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based on-line micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. We have, however, experienced positive impacts from our MEM operations thus far and we expect to continue to grow this business at a modest pace in future quarters. As of September 30, 2008, we had $15.0 million in net receivables associated with our MEM operations, and for the three months ended September 30, 2008, our MEM operations generated a small GAAP profit. Similar to our auto finance operations, we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit. Consequently, as we grow our U.K.-based on-line micro-loan originations, we expect that our current and planned pace of modest loan originations and growth will not allow us to earn material GAAP profits from our MEM operations for the next few quarters.

Liquidity, Funding and Capital Resources

During 2007, primarily toward the end of the second quarter and the beginning of the third quarter, broad investor interest in providing liquidity to originators of sub-prime loans, including credit card receivables, declined substantially. This decline in interest was precipitated by the well-publicized problems in the sub-prime mortgage lending business and the related secondary markets and the global liquidity dislocation that resulted from these problems. Since that time, the global credit markets have experienced significant disruptions, requiring intervention from central banks and governments throughout the world. All of these adverse developments have resulted in significant reluctance—the duration of which is not known—by many investors to invest in sub-prime asset classes, at least at the levels at which, or with the terms under which, they previously invested. This, in turn, has resulted in a decline in liquidity available to sub-prime market participants, including CompuCredit, a widening of the spreads above the underlying interest indices (typically LIBOR for our borrowings) for the loans that lenders are willing to make, and a decrease in advance rates for those loans as well.

Although we believe the liquidity markets ultimately will return to more traditional levels, we are not able to predict when that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels at any time in the foreseeable future. Specifically, we have curtailed or limited growth in many parts of our business and are managing our receivables portfolios with a view toward ensuring that, as a whole over the next several quarters, they are generating positive cash flows for us to use in de-leveraging our business—which we believe to be prudent in this environment. Our efforts are necessary to protect us from the potential that our lenders may be willing to renew or replace existing financing and securitization facilities only at reduced advance rates, if at all. We saw this in the third quarter of 2008 as we were able to renew our Auto Finance segment financing facilities only at reduced advance rates, reduced lending capacity, and higher pricing. We also experienced a decline in advance rates for one of the securitization facilities within our lower-tier credit card portfolio master trust in connection with our extension of that facility (albeit at increased pricing and lower capacity) through October 2010. Fortunately, our cost control efforts and other self-imposed constraints on growth and investment have provided the necessary capital to meet these reductions in our debt financing and securitization advance rates. Moreover, under the assumption that our portfolios continue to perform as they have in a manner that does not result in covenant or trigger violations that would cause early amortization of our financing or securitization facilities, we expect to operate under all of our financing and securitization facilities without the need for renewals of any material facilities until September 2009 (when our Auto Finance segment facilities come up for renewal or replacement).

Our emphasis on de-leveraging our business in the current environment will result in growth and profitability trade-offs. For example, as noted throughout this Report, we have substantially reduced credit card receivables marketing and plan to aggressively manage our credit card receivables portfolio to generate positive cash flows. Consequently, each of our managed credit card receivables portfolios is expected to show net liquidations in balances for the foreseeable future. Similarly, the reduction in debt facility advance rates within our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months. Furthermore, in our MEM U.K.-based Internet micro-loan operations, where we currently are continuing to selectively deploy capital specifically aimed at growing the business, the levels of capital that we plan to deploy are expected to allow for modest growth. More aggressive growth would, over time, require additional liquidity beyond what is available under our current facilities. Once enhanced liquidity is again available to us on attractive terms, we expect to increase our marketing efforts across our businesses and thereby our growth and profitability.

At September 30, 2008, we had $98.9 million in unrestricted cash across our various businesses and subsidiaries. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity:

•
During the first nine months of 2008, we generated $466.5 million in cash flows from operations, compared to $538.0 million of cash flows from operations generated during the first nine months of 2007. The $71.5 million decrease principally reflects: (1) lower collections of credit card finance charge receivables in the first nine months of 2008 relative to the first nine months of 2007 given the record level of mid-2007 lower-tier credit card originations that experienced their peak charge off period during the first nine months of 2008; (2) diminished originations and the effects on our margins of changes we have made in response to ongoing discussions with regulators; (3) generally lower payment rates, and consequently lower collections of credit card finance charge receivables, across our credit card portfolios in the first nine months of 2008 relative to the first nine months of 2007, which reflect the economic stress we believe some of our customers are experiencing; (4) the inclusion of a full nine months of expenses in 2008 associated with acquisitions  made at various points in time during the first nine months of 2007, which have not yet reached the scale necessary to achieve profitability; (5) higher cash flows associated with our investments in trading securities during the first nine months of 2007 relative to the first nine months of 2008; (6) growth in the first nine months of 2008 in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with our ongoing origination and servicing efforts in the U.K.; (7) growth in the first nine months of 2008 in inventory balances associated with our JRAS subsidiary; and (8) greater use of cash to reduce accounts payable and accrued expenses in the first nine months of 2008 than in the same period of 2007; offset by (1) the receipt of $87.1 million in tax refunds during the first nine months of 2008, versus our payment of $24.1 million in taxes during the first nine months of 2007; and (2) lower marketing expenses in the first nine months of 2008 than in the first nine months of 2007.

•
During the first nine months of 2008, we used $436.6 million of cash in investing activities, compared to using $747.5 million of cash in investing activities for the first nine months of 2007. This $310.9 million decrease in cash used in investing activities reflects (1) the fact that we had no acquisitions of assets in the first nine months of 2008, versus our acquisitions of ACC, JRAS and MEM for an aggregate $191.9 million during the first nine months of 2007 and (2) lower net investments in our securitized and non-securitized earning assets in the first nine months of 2008 relative to the first nine months of 2007, which is consistent with liquidations of our purchased portfolios and a decline in originations over the past year. We expect further declines in net cash used in investing activities as we currently do not anticipate meaningful originations of new card accounts, thus reducing the amount of cash used to fund purchases.

•
During the first nine months of 2008, our financing activities used $46.4 million of cash, compared to providing $459.5 million of cash in the first nine months of 2007. We experienced a number of financing-related transactions in the first nine months of 2007 that were not repeated in the first nine months of 2008, including our receipt of proceeds ($53.9 million) from the exercise of warrants, draws ($500.0 million) on our two structured financing facilities underlying our lower-tier credit card receivables while we were growing at a significant pace in the first through third quarters of 2007 and prior to our securitization of these receivables in December 2007 and borrowings ($146.0 million) related to our acquisition of ACC offset by our purchase of treasury stock. Additionally offsetting the net effects of these 2007 financing activities is our use of $21.4 million in cash to repurchase of $50.0 million (face amount) of convertible senior notes during the first nine months of 2008.

After giving effect to the advance rate reductions mentioned above and the implications of those reductions to our cash position, we had approximately $170 million in aggregate unrestricted cash and available liquidity under our debt and securitization facilities at the end of the third quarter of 2008—approximately $56.0 million of which, however, we have agreed not to draw upon until after December 31, 2008. Our available liquidity under our debt and securitization facilities is represented by draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. We continue to aggressively pursue a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive pricing and terms, will support investment opportunities that could include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. While substantially all of our asset-based financing and securitization facilities are non-recourse to assets beyond those specific pools of assets backing each respective facility, our failure to renew or replace a maturing financing or securitization facility (except where the facility may represent excess and unneeded capacity) could potentially result in (1) asset seizures by our lenders or investors, which in turn could result in rather swift impairments to the book value of our equity, and/or (2) accelerated repayment amortization schedules, which over time could impair the profitability of the assets underlying the facility and limit cash flows to us that we could use to fund other parts of our operations.

Beyond our immediate financing efforts mentioned throughout this Report, shareholders should expect us to evaluate debt and equity issuances on a consistent and constant basis over time as a means to fund our investment opportunities. We expect to avail ourselves of any opportunities to raise additional capital if terms and pricing are attractive to us. We also may use cash flows generated from the net liquidations in our credit card portfolios and other cost control measures to fund both (1) further repurchases of our convertible senior securities and stock, which at current prices we believe provide returns that on a risk-adjusted basis are far superior to our potential returns from organic growth in the current environment, and (2) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment. As of September 30, 2008, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our board of directors authorized in May 2008, and this authorization extends through June, 30, 2010.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. At September 30, 2008, we had committed total securitization facilities of $2.4 billion, of which we had drawn $1.9 billion. The weighted-average borrowing rate on our securitization facilities was approximately 5.4% at September 30, 2008, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of September 30, 2008. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)

October 2009(2)	$299.5
December 2009(3)	175.0
January 2010(4)	750.0
October 2010(2)	299.5
October 2010 (5)	400.0
January 2014(6)	91.4
September 2014(7)	17.4
April 2014(8)	413.2
Total	$2,446.0

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

(3)
Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through September 30, 2008, amortization payments aggregating $125.0 million had been made against the outstanding balance of this facility.

(4)
This two-year variable funding note facility issued out of our upper-tier originated portfolio master trust provides for continued funding of all cardholder purchases on all accounts in existence upon expiration of the facility with any remaining cash flows after funding all such purchases, servicing costs and debt service costs to be applied toward repayment of the investor.

(5)	Represents the end of the revolving period for a $400.0 million conduit facility issued out of our lower-tier originated portfolio master trust.
(6)	Represents a ten-year amortizing term series issued out of the Embarcadero Trust.
(7)
Represents the conduit notes associated with our 75.1% membership interest in our majority-owned subsidiary that securitized the $92.0 million (face amount) of receivables it acquired in the third quarter of 2004 and the $72.1 million (face amount) of receivables it acquired in the first quarter of 2005.

(8)	In April 2007, we closed an amortizing securitization facility in connection with our U.K. Portfolio acquisition; this facility is denominated in U.K. sterling.

Dates within the above table for our securitization facilities and our overall commentary within this section are predicated on our ability to operate successfully without triggering early amortization of our securitization facilities or our debt facilities and on the ability and willingness of our investors and lenders to meet their funding commitments to us. We never have triggered an early amortization within any of the facilities underlying our originated portfolio master trusts’ securitizations or our on-balance-sheet structured financing facilities, and we do not believe that we will. Still, it is conceivable that, even with careful management, we may trigger an early amortization of one or more of these outstanding facilities. While each of our securitization facilities and structured financing facilities is recourse only to the specific financial assets underlying each respective securitization or structured financing trust, early amortization for any of our outstanding securitization or structured financing facilities would have adverse effects on our liquidity during the early amortization period, as well as adverse effects on the book value of our equity to the extent of our net equity investment in each particular securitization or structured financing trust. Moreover, an early amortization event could have potential long-term adverse effects on our liquidity beyond the repayment period of any particular facility that is subject to early amortization because potential investors could elect to abstain from future CompuCredit-backed facility issuances.

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

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J.Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. The acquisition price of the notes was the same price at which the original investor had sold $60.0 million of notes to another unrelated third party. As of September 30, 2008, the outstanding balance of the notes held by the partnership was £1.3 million ($2.3 million). The notes held by the partnership comprise approximately 0.6% of the $395.3 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at U.K. LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general, an Urban Trust affiliate has the contractual right to receive 5% of all payments received from its cardholder accounts and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. The fair value of Urban Trust’s contractual rights are netted against the value of our securitized earning assets in the issuing bank partner continuing interests category within our detail of securitized earning assets components in Note 7, “Off-Balance-Sheet Arrangements;” the fair value of these contractual rights was $0.9 million at September 30, 2008. Also, at September 30, 2008, we had deposits with Urban Trust of $5.9 million to cover the growth in purchases by Urban Trust cardholders. Frank J. Hanna, Jr. (who is the father of David G. Hanna and Frank J. Hanna, III) owns a substantial minority interest in Urban Trust and serves on its Board of Directors.

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

Credit Cards Segment. In our Credit Cards segment, we incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates underlying our U.S. managed assets generally are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate on the one hand, and commercial paper rates and LIBOR on the other hand. We have not hedged our basis risk because we believe that these indices tend to move together and that the costs of hedging this risk are greater than the benefits we would get from the elimination of this risk. Recent liquidity market duress has caused the base LIBOR rate to fluctuate significantly.  While these fluctuations did not move in tandem with the prime rate as anticipated, we believe that the dislocation is temporary and have already seen signs of LIBOR rates moving back in line with those experienced in more normal liquidity environments.

We incur gap risk within our Credit Cards segment because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. Under ordinary circumstances, this gap risk is relatively minor, however, because we generally can reprice the substantial majority of our credit card receivables in response to a rate change. We note that our breach of contract dispute with CB&T has created a period during which our gap risk is much more significant than normal as CB&T has refused to re-price a substantial number of credit card accounts in violation of our agreements with them.

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

At September 30, 2008, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At September 30, 2008, $945.0 million of our total managed credit card receivables were priced at their floor rate, of which, $136.2 million of these receivables were closed and therefore ineligible to be repriced and the remaining $808.8 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, if we experience a long-term increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $136.2 million in closed account receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate. To the extent we choose to reprice any of the $808.8 million of receivables underlying the open accounts for which variable rate pricing (assuming that there was no floor rate) is below their floor rate, however, we can mitigate against any possible adverse effects of these open accounts on our earnings and cash flows.

Auto Finance Segment. At September 30, 2008, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over floating commercial paper rates; whereas, our Auto Finance receivables are fixed-rate amortizing loans. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Our various debt facilities in the auto segment contain requirements to fix our floating rate exposure should floating rate indexes reach certain prescribed levels (generally 6.25%). Given the current accommodative rate environment, we may choose to effectively fix our floating rate exposure at current lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£82.5 million as of September 30, 2008) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in U.S. dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We also will have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transaction gains and losses flow through our consolidated statement of operations. We have not hedged our foreign currency risk; however, with the recent rise in the U.S. dollar against the U.K. sterling, we currently are weighing the benefits versus costs of hedging this risk.

Mark-to-Market Risk

In the past, we have purchased debt and equity securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases were junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities were not originated by us and, accordingly, may not have met the underwriting standards that we follow in originating receivables. Further, we did not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invested may have carried higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. Such higher risks could have caused much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service; such was the case during 2007 during which we experienced material realized and unrealized losses on our portfolio of these previously acquired securities. At September 30, 2008, we had valued our remaining investments in asset-backed securities (and associated debt) at zero as the remaining assets were liquidated in response to margin calls. Because the margin loans underlying these investments were non-recourse, we do not expect to realize any further losses in connection with these investments.

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In general, the investigations focused upon whether marketing and other materials contained misrepresentations regarding, among other things, fees and credit limits and whether servicing and collection practices were conducted in accordance with applicable law. We provided substantial information to both the FDIC and FTC, and held settlement discussions with the FDIC and FTC. In April 2008, we entered into an agreement in principle with the FTC and FDIC in order to resolve the investigations. The agreement contemplated formal settlement agreements with both the FTC and FDIC and was conditioned on the FDIC’s entering into settlement agreements with three of our issuing banks. Under the agreement in principle, and under the contemplated settlement agreements, we would have issued approximately $80 million in credits, the cash cost and pre-tax earnings effects of which would have been approximately $7.5 million—an amount we have had accrued as a reserve on our condensed consolidated balance sheets since March 31, 2008. Even though we reached agreement with the FTC and FDIC on the terms of our settlement agreements, two of the three issuing banks were unable to reach agreement with the FDIC. As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which is assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also were against the issuing banks that did not reach agreement with the FDIC.  One of these two issuing banks has settled its dispute with the FDIC.  In general, the actions allege that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain accounts would be treated as “paid in full” and utilized prohibited telephone collection practices. We are vigorously contesting these actions and settlement discussions are ongoing. We continue to believe, however, that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law. Although it is premature to determine the ultimate outcome of these actions, we do not believe that the outcome will be material to our financial condition. These actions currently are the subject of answers or motions to dismiss.

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

On June 11, 2008, CB&T filed a complaint against us and one of our subsidiaries in the United States District Court for the Middle District of Georgia, CB&T vs. CompuCredit Corporation et al., Civil Action no. 4:08cv78. In general, the complaint requested that the court order us to implement certain changes to the terms of the CB&T-issued credit cards. Our motion to dismiss this complaint was granted.

On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J.Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687. In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, but a consolidated complaint has not yet been filed. We are vigorously contesting this complaint. The defendants intend to file a motion to dismiss.

The Company received a demand dated August 25, 2008, from Sue An that the Company take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. The Company’s Board of Directors has appointed a special litigation committee to investigate the allegations and to determine how to proceed.

Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that the accounts that it was required to purchase failed to meet certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC as described above. In connection with its failure, Encore alleged that CompuCredit and Jefferson Capital were in breach of certain representations and warranties within the agreements. CompuCredit was dismissed from the proceeding. We are vigorously contesting this dispute. This dispute has been submitted to arbitration for resolution.

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

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables, the value of our retained interests and our loans and fees receivable will decline, and we will experience reduced levels of net income if not losses.

An economic slowdown could increase credit losses and/or decrease our growth. Because our business is directly related to consumer spending, during periods of economic slowdown or recession it is more difficult for us to add or retain accounts and receivables (we recently have almost entirely stopped opening new accounts), and receivables may decline if consumers restrain spending. In addition, during periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy suggest that we are entering a period of economic downturn or recession, and although to date the impact on the performance of our receivables has not been significant, it may be in the future.

We recently purchased a substantial portfolio of receivables in the U.K. and now will have greater exposure to the U.K. economy and currency exchange rates. In April 2007, we purchased a portfolio of credit card receivables having a face value of £490 million ($970 million) as of the date of purchase. Although we have had minor operations in the U.K. previously, this is our first significant investment there, and we now will have substantially greater exposure to fluctuations in the U.K. economy. As a result of this investment, we also have greater exposure to fluctuations in the relative values of the U.S. dollar and the British pound.

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

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007 and more recently have almost entirely stopped issuing new cards, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this has been an increase in write offs during the first, second and third quarters of 2008 that were not offset by growth.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Assuming that we meet applicable financial covenants and other conditions (which cannot be assured), our primary credit card receivables securitization facility with Merrill Lynch alleviates for the foreseeable future our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust. However, we have significant Auto Finance segment financing facilities that matured in September 2008 and a lower-tier originated portfolio master trust securitization facility that matures in March 2009, and the lender/investor under those respective facilities has advised us that it is unwilling to extend those facilities under the current terms. In the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinate interests in our securitizations, so-called “retained interests,” that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Some of these concerns are discussed more fully below.

Our growth is dependent on our ability to add new securitization and financing facilities. We finance our receivables through securitizations and financing facilities. Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been unavailable to sub-prime lenders, and the financing that has been available has been on significantly less favorable terms. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards in order to preserve our cash and access to financing for our most critical needs and currently are not issuing a significant number of new cards. If additional securitization and financing facilities are not available in the future on terms we consider acceptable, or if existing securitization and financing facilities are not renewed on terms as favorable as we have now or are not renewed at all, we will not be able to grow our business and it will continue to contract in size.

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

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable or may be forced to rely on more expensive funding sources. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. Similarly, beginning in 2007 we have not been able to obtain financing on terms as favorable as those that we previously were able to obtain, and we significantly curtailed our marketing efforts and the issuance of new cards. If in the future we need to raise cash by issuing additional debt or equity or by selling a portion of our retained interests, there is no certainty that we will be able to do so or that we will be able to do so on favorable terms. Our ability to raise cash will depend on factors such as our performance and creditworthiness, the performance of our industry, the performance of issuers of other (non-credit card-based) asset-backed securities, particularly sub-prime mortgages, and the general economy.

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

Increased utilization of existing credit lines by cardholders would require us to establish additional securitization and financing facilities or curtail credit lines. Our existing commitments to extend credit to cardholders exceed our available securitization and financing facilities. If all of our cardholders were to use their entire lines of credit at the same time, we would not have sufficient capacity to fund card use. However, in that event, we could either reduce our cardholders’ available credit lines or establish additional securitization and financing facilities. For instance, we recently closed a significant number of accounts in order to prevent growth in the receivables from those customers. This would subject us to several of the other risks that we have described in this section.

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

Our Financial Performance Is, in Part, a Function of the Aggregate Amount of Receivables That Are Outstanding.

The aggregate amount of outstanding receivables is a function of many factors including purchase rates, payment rates, interest rates, seasonality, general economic conditions, competition from other credit card issuers and other sources of consumer financing, access to funding, the timing and extent of our marketing efforts and the success of our marketing efforts. To the extent that we have over-estimated the size or growth of our receivables or underestimated contraction of our receivables, in all likelihood we have over-estimated our future financial performance.

Intense competition for customers may cause us to lose receivables to competitors. We may lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our ability to maintain and grow our business depends largely upon the success of our marketing efforts. Our credit card business competes with national, regional and local bank and other credit card issuers. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

Our business currently is contracting. Growth is a product of a combination of factors, many of which are not in our control. Factors include:

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

Our decisions regarding marketing have a significant impact on our growth. We can increase or decrease the size of our outstanding receivables balances by increasing or decreasing our marketing efforts. Marketing is expensive, and during periods when we have less liquidity than we like or when prospects for continued liquidity in the future do not look promising, we may decide to limit our marketing and thereby our growth. We decreased our marketing during 2003, although we increased our marketing in 2004 through 2006 because of our improved access to capital. Similarly, we significantly curtailed our marketing in August 2007 because of uncertainty regarding future access to capital as a result of difficulties in the sub-prime mortgage market and currently are not issuing a significant number of new cards.

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

Increases in required minimum payment levels could impact our business adversely. Recently, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. We request a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that is designed to prevent negative amortization. However, we have historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they make a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. In response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, during the second quarter of 2006 we began a review of our practices in this area. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become over ninety days delinquent. We made several additional consumer-friendly changes in 2007 that have the effect of preventing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Based on our various 2007 changes to our practices in this area, U.S. accounts representing only approximately 0.06% of our U.S. credit card receivables were experiencing negative amortization at September 30, 2008. The changes that we have made are likely to adversely impact the amounts ultimately collected from cardholders and therefore our delinquency and charge off statistics. Additionally, based on on-going discussions with the FDIC, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

Adverse regulatory actions with respect to issuing banks have adversely impacted our business and could continue to do so in the future. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened accounts currently are not opening new accounts, principally because of the pendency of the FDIC and FTC investigations and litigation discussed elsewhere, although we expect one or more of these banks to resume opening new accounts once these matters are substantially complete. (A third bank, CB&T, has not been originating any new accounts on our behalf for over two years and has notified us that it is terminating its affinity agreement with us in 2009.) In addition, Encore has refused to purchase certain receivables from one of our subsidiaries, claiming that the allegations underlying our disputes with the FTC relieve it from its obligations. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. We are entirely dependent on our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

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

In 2005, we acquired Wells Fargo Financial’s CAR business unit. We are operating these assets in forty-three states through eleven branches, three regional operating centers and one national collection center based in Lake Mary, Florida under the name CAR Financial Services, Inc. In February 2007, we acquired the business of ACC, also an automobile lender. Automobile lending is a new business for us, and we expect to expand further in this business over time. As a new business, we may not be able to integrate or manage the business effectively. In addition, automobile lending exposes us not only to most of the risks described above but also to a range of risks to which we previously have not been exposed, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, the CAR Financial Services business acquires loans on a wholesale basis from used car dealers, for which we will be relying upon the legal compliance and credit determinations by those dealers.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers (including JRAS, our own captive buy-here, pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our ACC business, which stopped originating loans in November 2006 and began reestablishing its relationships with dealers only following the acquisition.

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. To the extent that our Auto Finance segment’s renewal or replacement facilities carry higher interest rates and lower advance rates than the funding that we historically have obtained, our growth rates will be adversely affected, we may be face periods of liquidations in our Auto Finance segment receivables, and our profitability and returns on equity may be reduced.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Our ACC business regularly repossesses automobiles and sells repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed prices for automobiles also may result from significant liquidations of rental fleet inventories and from increased volumes of trade-ins due to promotional programs offered by new vehicle manufacturers. Additionally, higher gasoline prices decreased the auction value of certain types of vehicles, such as SUVs.

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

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. In April 2007 we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase, and as of September 30, 2008, credit card portfolio acquisitions accounted for 25.2% of our total credit card managed receivables portfolio based on our ownership percentages.

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

Other Risks of Our Business

Unless we obtain a bank charter, we cannot issue credit cards other than through agreements with banks. Because we do not have a bank charter, we currently cannot issue credit cards other than through agreements with banks. Previously we applied for permission to acquire a bank and our application was denied. Unless we obtain a bank or credit card bank charter, we will continue to rely upon banking relationships to provide for the issuance of credit cards to our customers. Even if we obtain a bank charter, there may be restrictions on the types of credit that it may extend. Our various issuing bank agreements have scheduled expirations dates. If we are unable to extend or execute new agreements with our issuing banks at the expirations of our current agreements with them, or if our existing or new agreements with our issuing banks were terminated or otherwise disrupted, there is a risk that we would not be able to enter into agreements with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

Historically, a substantial portion of our receivables have been generated through accounts owned by CB&T. CB&T has not been originating any new accounts on our behalf for over two years, and CB&T has notified us that it is terminating its relationship with us in 2009. In addition, CB&T has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that are attributable to the accounts that CB&T originated on our behalf. For a more complete discussion of the litigation pending between CB&T and us, please see Part II, Item 1, “Legal Proceedings.”

One of our other bank partners is subject to actions brought by the FDIC, at least in part as a result of the programs that it operates for our benefit and is not currently issuing cards on our behalf.  For a more complete discussion of these actions, please see Part II, Item 1, “Legal Proceedings.”

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Incorporated by Reference from CompuCredit’s SEC Filings Unless Otherwise Indicated:
10.1	Supplement No. 4 to Series 2006-One Supplement to Master Indenture, dated as of September 10, 2008	September 16, 2008, Form 8-K, exhibit 10.11
10.2	Supplement No. 5 to Series 2006-One Supplement to Master Indenture, dated as of September 10, 2008	Filed herewith
31.1	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for David G. Hanna	Filed herewith
31.2	Certification per Section 302 of the Sarbanes-Oxley Act of 2002 for J.Paul Whitehead, III	Filed herewith
32.1	Certification per Section 906 of the Sarbanes-Oxley Act of 2002 for David G. Hanna and J.Paul Whitehead, III	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUCREDIT CORPORATION

November 5, 2008	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)