Form 10-K
period 2008-12-31
COMPUCREDIT CORP
filed 2009-02-25
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2008

of
COMPUCREDIT CORPORATION

a Georgia Corporation
IRS Employer Identification No. 58-2336689
SEC File Number 0-25751

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

CompuCredit’s common stock, no par value per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”).

CompuCredit (1) is required to file reports pursuant to Section 13 or Section 15(d) of the Act, (2) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and (3) has been subject to such filing requirements for the past ninety days.

CompuCredit believes that during the 2008 fiscal year, its executive officers, directors and 10% beneficial owners subject to Section 16(a) of the Act complied with all applicable filing requirements, except as set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in CompuCredit’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

CompuCredit is an accelerated filer and is not a shell company.

The aggregate market value of CompuCredit’s common stock (based upon the closing sales price quoted on the NASDAQ Global Select Market) held by nonaffiliates as of June 30, 2008 was $82.0 million. (For this purpose, directors and officers have been assumed to be affiliates, and we have excluded 3,651,069 of loaned shares.)

As of February 17, 2009, 48,205,008 shares of common stock, no par value, of the registrant were outstanding. (This excludes 3,651,069 loaned shares to be returned.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of CompuCredit’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Item 1, “Business,” and Item 7, “Managements Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements to analysts, investors, the media and others. Statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, divestitures and discontinuations of businesses, location openings and closings, loss exposure and loss provisions, delinquency and charge-off rates, impacts of account actions that we may take including account closures and modifications, changes in collection programs and practices, securitizations and gains and losses from securitizations, changes in the credit quality of our on-balance-sheet loans and fees receivable, the impact of actions by the Federal Deposit Insurance Corporation (“FDIC”), Federal Trade Commission (“FTC”) and other regulators on both us and the banks that issue credit cards on our behalf, account growth, the performance of investments that we have made, operating expenses, the impact of bankruptcy law changes, marketing plans and expenses, the profitability of and expansion and growth within our Auto Finance segment, expansion and growth of our Investments in Previously Charged-Off Receivables segment, the integration of our Auto Finance platforms, growth and performance of receivables originated over the Internet or television, our plans in the United Kingdom (“U.K.”), the impact of the acquisition of our U.K. portfolio of credit card receivables (the “U.K. Portfolio”) on our financial performance, performance of our U.K. Portfolio, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, the profitability of our Retail Micro-Loans segment, our entry into international markets, our ability to raise funds or renew financing facilities, our income in equity-method investees, the levels of our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities, experimentation with new products and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part I, Item 1A, “Risk Factors,” in this Report and the risk factors and other cautionary statements in the other documents that we file with the SEC. There also are other factors that we may not describe (generally because we currently do not perceive them to be material) that could cause actual results to differ materially from our expectations.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this Report, except as the context suggests otherwise, the words “Company,” “CompuCredit Corporation,” “CompuCredit,” “we,” “our,” “ours” and “us” refer to CompuCredit and its subsidiaries and predecessors. CompuCredit owns Aspire®, CompuCredit®, Emblem®, Embrace®, Emerge®, Fanfare®, Imagine®, Majestic®, Monument®, Purpose®, Purpose Money®, Salute®, Tribute® and other trademarks and service marks in the United States (“U.S.”) and the U.K.

ii

PART I

ITEM 1.	BUSINESS

General

A general discussion of the business of CompuCredit Corporation follows. For additional information about our business, including specific descriptions of how we market and segment customers and other operational items, please visit our website at www.compucredit.com.

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables underlying originated and acquired accounts. We contract with third-party financial institutions pursuant to which the financial institutions issue general purpose consumer credit cards, and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for thirty days or less and to which we refer as “micro-loans”; these loans are marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised and independent auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the “buy-here, pay-here” used car business and sell used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.  We reflect these business lines within five reportable segments by which we manage our business:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other. We describe these segments below. (See, Note 4, “Segment Reporting,” to our consolidated financial statements included herein for segment-specific financial data.)

The most significant business changes or events during the year ended December 31, 2008 were (1) the sale of our Texas retail micro-loan operations, (2) the ongoing difficulties in the liquidity markets to raise new funds to originate loans, thereby causing us to further reduce credit card marketing levels, to reduce credit lines, to close some accounts, and to continue with our expense paring efforts, (3) the decreases in our advance rates and increased pricing for debt facilities within our Auto Finance segment, thereby causing us to recognize a goodwill impairment charge of $29.2 million in the third quarter of 2008, (4) the September 2008 amendments to one of our lower-tier originated portfolio master trust facilities to decrease capacity and advance rates within the facility, increase pricing under the facility, and extend the maturity date of the facility through October 2010, (5) our repurchases of convertible senior notes in the second and fourth quarters resulting in net gains of $28.4 million and $83.8 million, respectively, within those quarters, (6) the occurrence of significant adverse third and fourth quarter 2008 foreign currency transaction and translation adjustments due to the rise in the U.S. dollar against the British pound in those quarters and (7) the commencement and settlement of litigation against us by the FDIC and FTC and the onset of other litigation discussed elsewhere in this Report.

Credit Cards Segment. Our Credit Cards segment consists of our credit card investment and servicing activities, as conducted with respect to receivables underlying accounts originated and portfolios purchased by us. This segment includes the activities associated with substantially all of our credit card products.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. For example, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become ninety or more days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios. Also, throughout 2007, we made certain changes to our collections programs and practices and changes to our billing and fee crediting practices in connection with our efforts to address negative amortization regulatory requirements; those changes had the effect of increasing our delinquencies and charge-off levels and ratios and decreasing our net interest margins and other income ratios. Because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive and some of which may produce adverse effects on our operating results and financial position.

We generally “securitize” our credit card receivables in order to obtain the most favorable financing rates, and in December 2007, we securitized another significant portfolio (comprised of our lower-tier credit card receivables) in an off-balance-sheet securitization. Our retained interests in securitized credit card receivables are presented under the securitized earning assets caption on our consolidated balance sheets and our fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned check, cash advance and other fees. Also reflected within our Credit Cards segment results are equity in the income of equity-method investees and servicing income revenue sources as well as income or losses associated with ancillary investments in others’ asset-backed securities. We earn servicing income from the trusts underlying our securitizations and the securitizations of our equity-method investees. Prior to the December 2007 securitization of our lower-tier credit card receivables, our consolidated statement of operations revenue categories most affected by delinquency and credit loss trends were the net interest income, fees and related income on non-securitized earnings assets category (which is net of a provision for loan losses prior to the securitization of our lower-tier receivables) and the fees and related income on securitized earning assets category; from the point of the December 2007 securitization transaction forward, the fees and related income on securitized earnings assets category is the exclusive consolidated statement of operations category that will bear the effects of delinquency and credit loss trends with respect to credit card receivables.

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

We decide whether to grow receivables levels through our origination efforts or to acquire other portfolios based upon several factors, including credit quality and financing availability and costs. We assess credit quality using an analytical model that we believe predicts the likelihood of payment more accurately than traditional credit scoring models. For instance, we have identified factors (such as delinquencies, defaults and bankruptcies) that under some circumstances we weight differently than do other credit providers. Our analysis enables us to better identify consumers within the financially underserved market who are likely to be better credit risks than otherwise would be expected. Similarly, we apply our analytical model to entire portfolios to identify those that may be more valuable than the seller or other potential purchasers might recognize.

Customers at the lower end of the FICO scoring range intrinsically have higher loss rates than do customers at the higher end of the FICO scoring range. As a result, we price our products to reflect this greater risk—with these customers paying higher prices for our products than they would pay if their FICO scores were higher. As such, our products are subject to greater regulatory scrutiny than the products of prime lenders who can price their credit products at much lower levels than we can. See “Consumer and Debtor Protection Laws and Regulations—Credit Cards Segment” and Item 1A, “Risk Factors.”

As is customary in our industry, we finance most of our credit card receivables by selling them to a securitization vehicle, such as a trust, that in turn issues notes or sells participation interests. The rates of return that purchasers require and the percentage of the funding that the purchasers are willing to provide (as contrasted with the subordinated portion that we must provide), which is known as the advance rate, are our two most significant financial considerations.

In 2001, the advance rates provided by purchasers of interests in our securitization facilities decreased significantly, thereby leading us to conclude that we could not earn our desired return on equity through growing our traditional “upper-tier” originated portfolio of credit card receivables that we historically had funded through securitizations. As a result, we reduced our marketing efforts during 2002 and 2003. During this same time period, however, we were able to obtain attractive financing for acquisitions of portfolios and, hence, were able to complete three substantial portfolio acquisitions. Also during this time period, we began to focus on ways to diversify our business to better insulate us against adverse shifts in advance rates, which have the effects of increasing financing costs, increasing liquidity requirements and reducing returns on the equity we invest in credit card receivables. By way of example, we began in 2003 to grow our portfolio of lower-tier credit card receivables. Even without our traditional level of leverage against this particular portfolio, we earned our desired return on equity.

Similarly, beginning in 2007, as financing became increasingly difficult to obtain on terms as favorable as those that we recently had obtained, we significantly curtailed our marketing efforts and the issuance of new cards. The financing environment worsened significantly in 2008. While we extended our principal lower-tier credit card securitization facility in the third quarter of 2008 out to October 2010—albeit at a reduced advance rate with increased pricing—we increasingly are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us for the foreseeable future. As a result, we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions and account closures) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have the effect of reducing our profitability. For example, in an environment in which funding is available, we ordinarily would be seeking to market new accounts and expand credit lines for our most profitable consumers, but in the current environment, our liquidity situation mandates that we reduce our credit lines and exposure—even to our most profitable customers.

The current global financial crisis differs in key respects from our experiences from 2001 through 2003. First, while we had difficulty obtaining asset-backed securitization financing for our originated portfolio activities at attractive advance rates during that time period, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as they now are. Additionally, while we were quite successful during that time period in obtaining asset-backed securitization financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing currently is not available from traditional market participants. Last and most significant is the adverse impact that the current global liquidity crisis is having on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists to increase further. Lower asset values and higher rates of job loss and the overall level of unemployment recently have begun to translate into reduced payment rates within the credit card industry generally and for us specifically. Should we experience an extended period of reduced payment rates, the cash flows to us from our securitization trusts could be significantly curtailed (e.g., the terms of our securitization facilities might require them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us). The curtailment of the cash that we receive, combined with the fact that we already are accumulating cash within our upper-tier originated portfolio master trust for the September 2009 scheduled maturity of a term securitization facility, could require us to reduce our personnel, overhead and other costs to levels that could impact the values of our retained interests in our securitized credit card receivables and result in impairments.

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

In June 2005, Jefferson Capital sold a portfolio of charged-off credit card receivables having a face amount of approximately $2.9 billion to Encore Capital Group, Inc. (together with its subsidiaries, “Encore”), and agreed to sell Encore up to $3.25 billion in face amount of future charged-off credit card receivables at an established price over the next five years. As consideration for these transactions, Jefferson Capital received $143.0 million in cash. The purchase price included $76.0 million related to the sale of the portfolio of charged-off credit card receivables and $67.0 million of deferred revenue related to the sale of future receivables. Pursuant to the agreement with Encore, Jefferson Capital is expected in the future to purchase for delivery to Encore over the life of the agreement, certain previously charged-off receivables from trusts, the receivables of which are serviced by us. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in Jefferson Capital being required to return a portion of the purchase price related to the sale of future receivable acquisitions. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging breaches of certain representations and warranties set forth in the contract (based upon then-outstanding allegations made by the FTC). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties currently are endeavoring to resolve these disputes through arbitration. Notwithstanding our settlement in December 2008 of all outstanding matters with the FTC, because of these ongoing disputes with Encore, we have not recognized subsequent to July 10, 2008 any income associated with the Encore forward flow contract. Jefferson Capital continues to make available to Encore each month the previously charged-off receivables that Encore is obligated to purchase, but then retains the receivables that Encore fails to purchase and attempts to collect on them.

Pending the resolution of the Encore dispute, our Investment in Previously Charged-Off Receivables segment will either have to find another buyer for its purchased charge offs or retain them on its balance sheet as it is today and undertake collection activities to maximize its return on the purchases. Because this segment uses a cost recovery method of income recognition, the retention of these receivables is causing and will continue in the near term to cause significant reductions in our earnings given the mismatching of collection expenses with their associated revenues. Collection expenses will be incurred up front, while revenue recognition will be delayed until complete recovery of the investment in each acquired portfolio. Once the investments are completely recovered, the segment will begin to recognize the profitability associated with these purchases. The expected time to recover investments in portfolios varies by portfolio but generally is estimated to occur within twelve to eighteen months after purchase. Alternatively, if the segment sells these receivables, we do not expect another buyer to pay as much as Encore was paying under its fixed-price commitment—a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged off paper is greater.  The increasing supply of charged off paper is likely, however, to result in increased opportunities to acquire other third-party charged-off portfolios at prices under which the segment can generate significant returns, and we expect to increase our purchases of normal delinquency portfolios from third parties in the coming year, as well as to grow the segment’s Chapter 13 bankruptcy purchases and purchases through its balance transfer program (under which a credit card is offered as an incentive to debtors to repay their previously charged-off debts). The balance transfer program not only allows Jefferson Capital to realize enhanced liquidation curves in competitive pricing environments, but it also allows Jefferson Capital to partner with other debt buyers to help them enhance their own economics.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. Our revenues in this segment primarily consist of fees and/or interest earned on our cash advance, installment loan and other credit products, as well as various transactional fees earned on our money transfer and other financial services. Our Retail Micro-Loans segment marketed, originated, invested in, and/or serviced $573.3 million in micro-loans during 2008, which resulted in revenue of $76.7 million.

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

We established the Retail Micro-Loans segment during the second quarter of 2004 principally through the acquisition by one of our subsidiaries of substantially all of the assets of a sub-prime lender with over 300 retail storefronts operating under the names of First American Cash Advance and First Southern Cash Advance (collectively “First American”). We followed this acquisition during the third quarter of 2004 with the acquisition by one of our subsidiaries of substantially all of the assets of Venture Services of Kentucky, Inc., which added another 166 retail storefronts, and then one of our subsidiaries acquired another thirty-nine storefronts in the State of Ohio in January 2005. During 2006, we began exploring strategic opportunities in the U.K., and we initiated the process of opening four test stores in the greater London area. As of December 31, 2008, our retail micro-loan subsidiaries operated 350 storefront locations in ten states as well as the U.K.

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

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loan operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008.  By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma.  For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we have removed these storefronts from discontinued operations in our consolidated statement of operations for all periods presented. Our various discontinued operations within these six states were classified as assets held for sale on our December 31, 2007 consolidated balance sheet and are included in the discontinued operations category in our consolidated statements of operations for all periods presented.

Additionally, during the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our eighty-one store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. We have included our Texas results in the discontinued operations category in our consolidated statements of operations for all periods presented.

Auto Finance Segment. Our original Auto Finance segment platform (Car Financial Services or “CAR”) was acquired in April 2005 and consists of a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee. We generate revenues on purchased loans through interest earned on the face value of the installment agreements combined with discounts on loans purchased. We generally earn discount income over the life of the applicable loan. Additionally, we generate revenues from servicing loans on behalf of dealers for a portion of actual collections and by providing back-up servicing for others’ similar quality securitized assets. We offer a number of other products to our network of buy-here, pay-here dealers (including a product under which we lend directly to the dealers), but the vast majority of our activities are represented by our purchases of auto loans at discounts and our servicing of auto loans for a fee.

In January 2007, we acquired a 75% ownership interest in Just Right Auto Sales (“JRAS”), a buy-here, pay-here dealer, for $3.3 million, and our ownership interest in JRAS has increased to 90% since acquisition through our capital contributions to its operations. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At the time of acquisition, our JRAS platform operated four retail locations in Georgia. As of December 31, 2008, JRAS had twelve retail locations in four states.  Subsequent to year end, however, we have undertaken steps to close four locations in two states. The capital requirements to bring JRAS’s sales for its twelve locations at December 31, 2008 to a level necessary to completely cover overhead costs and consistently generate profits were more than we are willing to undertake given dislocations in the current liquidity environment.

In February 2007, we acquired the assets of San Diego, California-based ACC Consumer Finance (“ACC”). In conjunction with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco Credit Union (“Patelco”).

These assets were acquired and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC purchases retail installment contracts from franchised car dealers. From a credit quality perspective, the ACC borrower base is slightly above the niche historically served by our Auto Finance segment.

Collectively, we serve 1,018 dealers through our Auto Finance segment in forty-two states and the District of Columbia.

We were required to make a determination of the fair value of goodwill and intangible assets associated with one of the reporting units within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities within the reporting unit in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) caused us to expect both lower profit margins and higher capital requirements (and hence diminished profit and growth potential relative to our acquisition date expectations). We concluded that this Auto Finance segment reporting unit’s goodwill had no continuing value, and we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008. Additionally, based on current expectations, this reporting unit (consisting of our CAR and ACC operations) is expected to continue to decline in total receivables as we do not anticipate significant acquisitions or originations of new receivables absent additional financing that would allow for growth at return levels we would find attractive. We also recorded a non-cash impairment charge of $1.7 million in the fourth quarter of 2008 to write off our remaining Auto Finance segment goodwill (associated with our JRAS reporting unit) pursuant to our annual goodwill impairment testing.

Other Segment. Our Other segment recently has encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria of Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of Month-End Money (“MEM”), our U.K.-based, Internet, micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. We have, however, experienced positive impacts from our MEM operations thus far, and we expect to continue to grow this business at a modest pace in future quarters. As of December 31, 2008, we had $15.0 million in net receivables associated with our MEM operations, and for the six months ended December 31, 2008, our MEM operations generated a small profit.

How Do We Operate?

Credit Cards Segment. We market unsecured general-purpose credit cards through our contractual relationships with third-party financial institutions. Under our issuing bank agreements, the issuing banks own the credit card accounts, and we purchase receivables underlying the accounts.

On a daily basis, we purchase the credit card receivables generated in the accounts originated by the banks issuing our credit cards. We in turn securitize substantially all of the receivables generated each day by selling the receivables to securitization trusts. When we sell the receivables, we receive cash proceeds and a retained interest in the applicable trust. The cash proceeds we receive from investors when we sell receivables in our securitizations are less than the cash we use to initially purchase the credit card receivables. The retained interest we receive equals this difference and is a use of our cash. Our retained interests are subordinate to the other investors’ interests. The receivables sold in our securitizations generate future cash flows as cardholders remit payments, which include repayments of principal, interest and various fees on their accounts. These payments are remitted to the securitization trusts and then disbursed in accordance with the securitization agreements. We receive all of the excess cash flows from the securitizations, which represent collections on the accounts in excess of the interest paid to the investors, servicing fees paid to us, credit losses and required amortization or other principal payments. We use the cash proceeds that we receive when we sell the receivables to help fund the new receivables generated in the accounts. We use cash flows generated from operations, as well as cash from the issuance of debt and equity, to fund our retained interests in the receivables generated in the accounts.

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

See our consolidated financial statements included herein and our “Liquidity, Funding and Capital Resources” section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further details on our securitizations.

Retail Micro-Loans Segment. Our Retail Micro-Loans segment operates through a subsidiary, which serves as a holding company for the several separate subsidiaries required to support these operations. This business is conducted by subsidiaries that operate separately in each state. Each of these operating subsidiaries has a board of managers and management distinct from those of CompuCredit, has been capitalized at a level that we believe is appropriate for its business, conducts its operations independently of the other operating subsidiaries and on an arms’-length basis with its parent and other CompuCredit-related entities, has its own books and records and maintains its assets independently of the other operating companies and other CompuCredit-related entities except insofar as certain cash management and administrative functions that are or may be performed under administrative service contracts on a collective basis for the benefit of the operating subsidiaries. Each of these subsidiaries is operated as an independent entity in accordance with the laws of the state of its formation.

Auto Finance Segment. Our CAR and ACC operations within our Auto Finance segment operate in an integrated manner under common management through separate subsidiaries. These operations are licensed and/or authorized to acquire loans and/or originate loans directly to consumers in the forty-five states in which they presently operate. These operations both originate loans directly to consumers of franchised and independent auto dealers and acquire and service aged or newly originated receivables from buy-here, pay-here used car dealers, related finance companies and regional finance companies, as well as receivables that are being liquidated by banks, thrifts or consumer finance companies. Acquired receivables are purchased at a discount to par, and typically have a remaining maturity of twenty to thirty months.

JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are generally financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each storefront. JRAS currently retains all loans and the servicing rights and obligations for all of its sales contracts.

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

How Do We Obtain Our Customers?

Credit Cards Segment. As noted above, we view our customers the same regardless of whether we acquire them through traditional marketing activities or via portfolio purchases. For our credit card lending activities, we believe we have developed an effective model for predicting the credit behavior of consumers who are classified by regulators as sub-prime credit risks, and this model works for credit card receivables generated through acquisition and through our other origination channels. We believe we can use this model to predict the credit behavior of these consumers with sub-prime-related products and asset classes other than credit cards. Since 1996, we have worked with national credit bureaus to develop proprietary risk evaluation systems using credit bureau data. Our systems enable us to segment customers into narrower ranges within each FICO scoring range. The FICO scoring, developed by Fair, Isaac & Co., Inc., is the most commonly used credit risk score in the consumer credit industry. The purpose of the FICO score is to rank consumers relative to their probability of non-payment on a consumer loan. We believe that sub-segmenting our market within FICO scoring ranges enables us to better evaluate credit risk and to price our products effectively. Within each FICO scoring range, we evaluate potential customers using credit and marketing segmentation methods derived from a variety of data sources. We place potential customers into product offering segments based upon combinations of factors. We focus our marketing programs (direct mail, telemarketing, Internet, etc.) on those customer segments that appear to have high income potential when compared to other segments and demonstrate acceptable credit and bankruptcy risks. The key to our efforts is the use of our systems to evaluate credit risk more effectively than the use of FICO scores alone.

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

Retail Micro-Loans Segment. Our subsidiaries obtain new retail micro-loan customers through direct marketing on television and radio, as well as through local advertising in appropriate markets. All new customers are required to have an active bank account and a regular source of income, of which they must provide positive evidence, prior to obtaining most micro-loan product offerings. Once approved, a customer signs a lending agreement detailing the terms of the loan and, depending upon the type of micro-loan product, may write a personal check to cover the amount of the loan plus a finance charge.

Auto Finance Segment. Our CAR operations within this unit acquire existing retail installment contracts directly from buy-here, pay-here used car dealers and small finance companies, while our ACC operations purchase loans directly from franchised and independent auto dealerships and our JRAS operations lend directly to the customers who purchase their used cars. CAR also enters agreements to service retail installment contracts.

We develop and maintain relationships with buy-here, pay-here used car dealers and franchised and independent auto dealerships through a direct sales force, and we analyze markets through the acquisition of data from industry-related service providers, which provide information that indicates sufficient dealer and customer densities. We also conduct direct advertising campaigns in specific target markets in conjunction with industry-focused advertising in established magazines and periodicals. This segment also sponsors and participates in most state and local auto dealer associations and is a sponsor in national organizations such as the NIADA and NABD.

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

The success of our ancillary products business is a function of the number and variety of our product offerings, the marketing channels leveraged to sell these products and the customers to whom we market these products. The profitability of our ancillary products and services is affected by new credit card account growth, the response rates to product solicitations, the volume and frequency of marketing programs and the operating expenses associated with the programs. Although a wide range of our customers purchase ancillary products and services, such product and service sales generally are higher to new customers and tend to diminish throughout our relationship with our cardholders. As a result, we anticipate that during periods of low new account growth, our profitability from ancillary products and services will either grow at a reduced rate or decline.

How Do We Maintain the Accounts and Mitigate Our Risks?

Credit Cards Segment. For our credit card lending activities, we manage account activity using credit behavioral scoring, credit file data and our proprietary risk evaluation systems. These strategies include the management of transaction authorizations, account renewals, over-limit accounts, credit line modifications and collection programs.  We use an adaptive control system to translate our strategies into account management processes. The system enables us to develop and test multiple strategies simultaneously, which allows us to continually refine our account management activities. We have incorporated our proprietary risk scores into the control system, in addition to standard credit behavior scores used widely in the industry, in order to segment, evaluate and manage the accounts. We believe that by combining external credit file data along with historical and current customer activity, we are able to better predict the true risk associated with current and delinquent accounts.

We monitor authorizations for all accounts. Customer credit availability is limited for transaction types we believe present higher risks, such as foreign transactions, cash advances, etc. We manage credit lines to reward financially underserved customers who are performing well and to mitigate losses from delinquent customer segments. Accounts exhibiting favorable credit characteristics are periodically reviewed for credit line increases, and strategies are in place to reduce credit lines for customers demonstrating indicators of increased credit or bankruptcy risk. Data relating to account performance are captured and loaded into our proprietary database for ongoing analysis. We adjust account management strategies as necessary, based on the results of such analyses. Additionally, we use industry-standard fraud detection software to manage the portfolio. We route accounts to manual work queues and suspend charging privileges if the transaction-based fraud models indicate a high probability of fraudulent card use.

Retail and Internet Micro-Loans. In a practice that we believe to be unique within the retail micro-loans industry, we recently began to apply risk-based scorecards developed from our Credit Cards segment propriety risk models to customer lending relationships within our retail and U.K-based Internet micro-loan operations. Through employing these proprietary scorecards within these operations, along with efficiencies created within our collections practices, we have experienced significant reductions in delinquencies and charge offs relative to both our historical performance and other industry participants. While the use of these scorecards has reduced loan size and store revenues in certain cases, it has significantly improved our profitability per transaction.

Auto Finance Segment. Accounts are managed in house by an experienced staff specifically trained in this segment of the industry. Our CAR operations manage credit quality and loss mitigation at the dealer portfolio level through the implementation of dealer-specific loss reserve accounts. In most instances, the reserve accounts are cross-collateralized across all business presented by any single dealer. CAR monitors performance at the dealer portfolio level (by product type) to adjust pricing or the reserve account or to determine if the dealer is to be excluded from our account purchase program.

CAR applies specific purchase guidelines based upon each product offering, and we establish delegated approval authorities to assist in the monitoring of transactions during the loan acquisition process. Dealers are subject to specific approval criteria, and individual accounts are typically verified for accuracy before, during and after the acquisition process. Dealer portfolios across the business segment are monitored and compared against expected collections and peer dealer performance. Monitoring of dealer pool vintages, delinquencies and loss ratios helps determine past performance and expected future results, which are used to adjust pricing and reserve requirements. Our CAR operations manage risk through diversifying their receivables among 1,018 active dealers.

For our ACC and JRAS operations, credit quality and loss mitigation initially are dependent upon our obtaining a first lien in the auto being financed. When a customer defaults and ACC repossesses the auto, the sale of that auto at auction generally provides for the repayment of approximately 35% of the loan. As a result, for credit evaluation purposes, we consider a portion of these loans to be unsecured and evaluate the creditworthiness of the customers in that context. ACC manages risks through diversifying its receivables among its active dealers. When a JRAS customer defaults and JRAS repossesses the auto, JRAS can resell the car to another customer.

How Do We Collect from Our Customers?

Credit Cards Segment. The goal of the collections process is to collect as much of the money that is owed to us in the most cost effective and customer friendly manner possible. To this end, we employ the traditional cross-section of letters and telephone calls to encourage payment. However, recognizing that our objective is to maximize the amount collected, we also will offer customers flexibility with respect to the application of payments in order to encourage larger or prompter payments. For instance, in certain cases we vary from our general payment application priority (i.e., of applying payments first to finance charges, then to fees, and then to principal) by agreeing to apply payments first to principal and then to finance charges and fees or by agreeing to provide payments or credits of finance charges and principal to induce or in exchange for an appropriate customer payment. Application of payments in this manner also permits our collectors to assess real time the degree to which a customer’s payments over the life of an account have covered the principal credit extensions to the customer. This allows our collectors to readily identify our potential “economic” loss associated with the charge off of a particular account (i.e., the excess of principal loaned to the customer over payments received back from the customer throughout the life of the account). With this information, our collectors work with our customers in a way intended to best protect us from economic loss on the cardholder relationship. Our selection of collection techniques, including, for example, the order in which we apply payments or the provision of payments or credits to induce or in exchange for customer payment, impacts the statistical performance of our portfolios that we reflect under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We consider management’s experience in operating professional collection agencies, coupled with our proprietary systems, to be a competitive advantage in minimizing delinquencies and charge-off losses. Our collectors employ various and evolving tools when working with a cardholder, and they routinely test and evaluate new tools in their drive toward improving our collections with the greatest degree of efficiency possible. These tools include programs under which we may reduce or eliminate a cardholder’s APR or waive a certain amount of accrued fees, provided the cardholder makes a minimum number or amount of payments. In some instances, we may agree to match a customer’s payments, for example, with a commensurate payment or reduction of finance charges or waiver of fees. In other situations, we may actually settle with customers and adjust their finance charges and fees, for example, based on their commitment and their follow through on their commitment to pay certain portions of the balances they owe. Our collectors may also decrease a customer’s minimum payment under certain collection programs. Additionally, we employ re-aging techniques as discussed below. We also may occasionally use our marketing group to assist in determining various programs to assist in the collection process. Moreover, we willingly participate in the Consumer Credit Counseling Service (“CCCS”) program by waiving a certain percentage of a customer’s debt that is considered our “fair share” under the CCCS program. All of our programs are utilized based on the degree of economic success they achieve.

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

We discontinue charging interest and fees when credit card receivables become contractually ninety or more days past due (and in certain circumstances where it is necessary in order to avoid so-called “negative amortization”), and we charge off credit card receivables when they become contractually more than 180 days past due (or within thirty days of notification and confirmation of a customer’s bankruptcy or death). However, if a cardholder makes a payment greater than or equal to two minimum payments within a month of the charge-off date, we may reconsider whether charge-off status remains appropriate. Additionally, in some cases of death, receivables are not charged off if, with respect to the deceased customer’s account, there is a surviving, contractually liable individual or an estate large enough to pay the debt in full.

Our determination of whether an account is contractually past due is relevant to our delinquency and charge-off data included under the “Credit Cards Segment” caption within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Various factors are relevant in analyzing whether an account is contractually past due (i.e., whether an account has not satisfied its minimum payment due requirement), which for us is the trigger for moving receivables through our various delinquency buckets and ultimately to charge-off status. We consider a cardholder’s receivable to be delinquent if the cardholder fails to pay a minimum amount computed as a fixed percentage of his or her statement balance (3% or 4% of the outstanding balance in some cases and in other cases 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle).

Additionally, in an effort to increase the value of our account relationships, we re-age customer accounts that meet applicable regulatory qualifications for re-aging. It is our policy to work cooperatively with customers demonstrating a willingness and ability to repay their indebtedness and who satisfy other criteria, but are unable to pay the entire past due amount. Generally, to qualify for re-aging, an account must have been opened for at least nine months and may not be re-aged more than once in a twelve-month period or twice in a five-year period. In addition, an account on a workout program may qualify for one additional re-age in a five-year period. The customer also must have made three consecutive minimum monthly payments or the equivalent cumulative amount in the last three billing cycles. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and will be charged off according to our regular charge-off policy. The practice of re-aging an account may affect delinquencies and charge offs, potentially delaying or reducing such delinquencies and charge offs.

Retail Micro-Loans Segment. Generally, for our traditional cash advance micro-loan product, upon the establishment of a relationship with a customer, the store will schedule when the customer is expected to return to our retail location and repay the cash advance. Prior to that date, the store will attempt to contact the customer to confirm scheduling.

If a customer does not return to repay the cash advance, the store manager will either attempt to contact the customer to schedule another payment date through a promise to pay or deposit the personal check issued to us by the customer when he or she received his or her cash advance loan. Re-scheduling of payment dates is generally attempted first to improve customer relations and enhance overall collections.

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

Auto Finance Segment. Accounts that CAR purchases from approved dealers initially are collected by the originating branch or service center location using a combination of traditional collection techniques. Auto Finance segment accounts that have been loaded into our data processing system are centrally serviced to leverage auto dialer processing for early stage collections. The collection process includes contacting the customer by phone or mail, skip tracing and using starter interrupt devices to minimize delinquencies. Uncollectible accounts in our CAR operation generally are returned to the dealer under an agreement with the dealer to charge the balance on the account against the dealer’s reserve account. We generally do not repossess autos in our CAR operation as a result of the agreements that we have with the dealers. In our ACC operation, we customarily repossess autos following the default and sell those autos at national auctions; whereas, JRAS customarily repossesses autos following the default and resells those autos directly to other customers. There almost always is a deficiency for an ACC sale, at which point we assess whether to pursue or, more often, not pursue that deficiency.

Consumer and Debtor Protection Laws and Regulations

Credit Cards Segment. Our business is regulated directly and indirectly under various federal and state consumer protection, collection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer credit loan is advertised, when the account is opened and when monthly billing statements are sent. In addition, various statutes limit the liability of credit cardholders for unauthorized use, prohibit discriminatory practices in extending credit, impose limitations on the types of charges that may be assessed and restrict the use of consumer credit reports and other account-related information. Some of our products are designed for customers at the lower end of the FICO scoring range. To offset the higher loss rates among these customers, these products generally are priced higher than our other products. Because of the greater credit risks inherent in these customers and the higher prices that we have to charge for these products, they, and the banks that issue them on our behalf, are subject to significant regulatory scrutiny. If regulators, including the FDIC (which regulates the lenders that issue these products on our behalf) and the FTC, object to these products or how we market them, then we could be required to modify or discontinue them. Over the past several years, we have modified both our products and how we market them based on our desire to be a market leader with respect to the fair treatment of consumers and in response to comments from regulators. Also, in December 2008, we settled litigation associated with allegations that the FDIC and FTC had made about some of our credit card marketing practices.

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

Retail Micro-Loans Segment. These businesses are regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements when a consumer loan or cash advance is advertised and when the account is opened. In addition, various state statutes limit the interest rates and fees that may be charged, prohibit discriminatory practices in extending credit, impose limitations on the number and form of transactions and restrict the use of consumer credit reports and other account-related information. Many of the states in which these businesses operate have various licensing requirements and impose certain financial or other conditions in connection with their licensing requirements. In recent years, increasing numbers of states have imposed regulatory schemes that either prohibit or discourage micro-loans.

Auto Finance Segment. This segment is regulated directly and indirectly under various federal and state consumer protection and other laws, rules and regulations, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Debt Collection Practices Act, the federal Gramm-Leach-Bliley Act and the federal Telemarketing and Consumer Fraud and Abuse Prevention Act. These statutes and their enabling regulations, among other things, impose disclosure requirements. In addition, various state statutes limit the interest rates and fees that may be charged, limit the types of interest computations (e.g., interest bearing or pre-computed) and refunding processes that are permitted, prohibit discriminatory practices in extending credit, impose limitations on fees and other ancillary products and restrict the use of consumer credit reports and other account-related information. Many of the states in which this segment operates have various licensing requirements and impose certain financial or other conditions in connection with these licensing requirements.

Other Segment.  Our MEM, U.K.-based, Internet, micro-loan operations are subject to U.K. regulations that provide similar consumer protections to those provided under the U.S. regulatory framework. MEM is directly licensed and regulated by the Office of Fair Trading (“OFT”).  MEM is governed by an extensive regulatory framework, with the key legislation as follows:  Consumer Credit Act, Data Protection Act; Privacy and Electronic Communications Regulations; Consumer Protection and Unfair Trading regulations; Financial Services (Distance Marketing) Regulations; Enterprise Act; Money Laundering Regulations and ASA adjudications. The aforementioned legislation imposes strict rules on the look and content of consumer contracts, how interest rates are calculated and stated, advertising in all forms, who we can contact and disclosures to consumers, among others. The regulators such as the OFT provide guidance on consumer credit practices including collections.  The regulators are constantly reviewing legislation and guidance in many areas of consumer credit. MEM is involved in discussions with the regulators via trade groups while keeping up to date with any regulatory changes and implementing them where and when required.

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

Investments in Previously Charged-Off Receivables Segment. The consumer debt collection industry is highly fragmented and competitive. We compete with a wide range of other purchasers of charged-off consumer receivables, including third-party collection agencies, other financial service companies and credit originators that manage their own consumer receivables.

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

Retail Micro-Loans Segment. Competition for our Retail Micro-Loans segment originates from numerous sources. Our Retail Micro-Loans segment subsidiaries compete with traditional financial institutions that offer similar products such as overdraft protection and cash advances, as well as with other micro-loan companies that offer substantially similar products and pricing models to ours. Key competitors, in addition to traditional financial institutions, include Advance America, Dollar Financial Corp., First Cash Financial Services and Cash America Cash Advance Centers, among others, who have multiple store operations located throughout the U.S.

Differentiation among micro-loan providers is often relegated to location of branches, customer service, convenience and confidentiality. Due to the low barriers to entry within the market in terms of both cost and regulatory safe harbors within certain states, the micro-loan industry recently has experienced a period of significant growth, with multiple local chains and single unit operators often operating within the same market. The competition created by these operations could restrict our businesses’ ability to effectively earn adequate returns or grow at desired rates in certain markets.

Auto Finance Segment. Competition within the auto finance sector is very widespread and fragmented and includes captive finance companies from all of the major manufacturers. Our auto finance operations target a customer base and dealer profile that often times are not capable of accessing indirect lending from major financial institutions or captive finance companies. We compete mainly with a handful of national and regional companies focused on this credit segment (e.g., Credit Acceptance Corp., WestLake Financial, Mid-Atlantic Finance, AmeriCredit, Drive Financial and Western Funding, Americas Car Mart) and a large number of smaller, regional based private companies with a narrow geographic focus. Individual dealers with access to capital may also compete in this segment through the purchase of receivables from peer dealers in their markets.

Employees

As of December 31, 2008, we had 3,524 employees, most of which are employed within the U.S., principally in California, Florida, Georgia, Minnesota, Nevada, North Carolina and Utah. Additionally, we have a limited number of employees in India, and we have 400 employees in the U.K. We consider our relations with our employees to be good.

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

Investors should be particularly cautious regarding investments in our common stock or other securities at the present time in light of the current economic circumstances.  We are predominately a sub-prime lender, and our customers have been adversely impacted by the loss of jobs and the overall decline in the economy.  Moreover, it is impossible for us to predict with certainty the impact of the current economic circumstances on our business.

Our Cash Flows and Net Income Are Dependent Upon Payments on the Receivables Underlying Our Securitizations and From Our Other Credit Products.

The collectibility of the receivables underlying our securitizations and those that we hold and do not securitize is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which customers repay their accounts or become delinquent, and the rate at which customers use their cards or otherwise borrow funds from us.  Deterioration in these factors, which we recently have experienced, adversely impacts our business.  In addition, to the extent we have over-estimated collectibility, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

We may not successfully evaluate the creditworthiness of our customers and may not price our credit products so as to remain profitable. The creditworthiness of our target market generally is considered “sub-prime” based on guidance issued by the agencies that regulate the banking industry. Thus, our customers generally have a higher frequency of delinquencies, higher risks of nonpayment and, ultimately, higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in our target market are consumers who are dependent upon finance companies, consumers with only retail store credit cards and/or lacking general purpose credit cards, consumers who are establishing or expanding their credit, and consumers who may have had a delinquency, a default or, in some instances, a bankruptcy in their credit histories, but have, in our view, demonstrated recovery. We price our credit products taking into account the perceived risk level of our customers. If our estimates are incorrect, customer default rates will be higher, we will receive less cash from the receivables, the value of our retained interests and our loans and fees receivable will decline, and we will experience reduced levels of net income if not losses. Payment rates by our customers have declined recently and, correspondingly, default rates have increased.  It is unclear whether these changes are temporary and, if they are, how long they will last and whether, for instance, the federal government’s economic stimulus programs will partially or fully offset them.

Economic slowdowns increase our credit losses. Because our business is directly related to consumer spending, during periods of economic slowdown or recession it is more difficult for us to add or retain accounts and receivables (we recently have almost entirely stopped opening new accounts), and receivables may decline if consumers restrain spending. In addition, during periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted. Other economic and social factors, including, among other things, changes in consumer confidence levels, the public’s perception of the use of credit and changing attitudes about incurring debt, and the stigma of personal bankruptcy, also can impact credit use and account performance. Moreover, adverse changes in economic conditions in states where customers are located, including as a result of severe weather, can have a direct impact on the timing and amount of payments of receivables. Recent trends in the U.S. economy suggest that we have entered a period of economic downturn or recession, and in recent months we have seen reduced payments and an increase in default rates.  If this trend continues, it will significantly, and negatively, impact our business.

We recently purchased a substantial portfolio of receivables in the U.K. and now will have greater exposure to the U.K. economy and currency exchange rates. In April 2007, we purchased a portfolio of credit card receivables having a face value of £490 million ($970 million) as of the date of purchase. Although we have had minor operations in the U.K. previously, this is our first significant investment there, and we now will have substantially greater exposure to fluctuations in the U.K. economy. As a result of this investment, we also have greater exposure to fluctuations in the relative values of the U.S. dollar and the British pound. Because the British pound recently has declined in value significantly relative to the U.S. dollar, we have experienced significant transaction and translation losses within our financial statements.

Because a significant portion of our reported income is based on management’s estimates of the future performance of securitized receivables, differences between actual and expected performance of the receivables may cause fluctuations in net income. Income from the sale of receivables in securitization transactions and income from retained interests in receivables securitized have constituted, and are likely to continue to constitute, a significant portion of our income. Significant portions of this income are based on management’s estimates of cash flows we expect to receive from the interests that we retain when we securitize receivables. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, costs of funds paid to investors in the securitizations, servicing costs, discount rates and required amortization payments. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and will cause fluctuations in our net income. For instance, higher than expected rates of delinquency and loss could cause our net income to be lower than expected. Similarly with respect to financing agreements secured by our on-balance-sheet receivables, levels of loss and delinquency could result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth. Recent payment and default trends appear likely to substantially reduce the cash flow that we receive from these securitized receivables.

Our portfolio of receivables is not diversified and originates from customers whose creditworthiness is considered sub-prime. We obtain the receivables that we securitize and retain on our balance sheet in one of two ways—we either originate the receivables or purchase pools of receivables from other issuers. In either case, substantially all of our receivables are from financially underserved borrowers—borrowers represented by credit risks that regulators classify as “sub-prime.” Our reliance on sub-prime receivables has in the past (and may in the future) negatively impacted our performance. For example, in 2001, we suffered a substantial loss after we increased the discount rate that we used in valuing our retained interests to reflect the higher rate of return required by securitization investors in sub-prime markets. These losses might have been mitigated had our portfolios consisted of higher-grade receivables in addition to our sub-prime receivables. We have no immediate plans to issue or acquire significant higher-grade receivables. More recently, we began to experience reductions in payments, and default rates have increased and may increase further in the future. While we believe that the discount rate that we use to value our retained interests accurately reflects the risk attendant to these increases, it is impossible to make this determination with certainty at the current time.

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

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. Fluctuations in the timing or the volume of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007 and more recently have almost entirely stopped issuing new cards, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this was an increase in write offs during the first, second and third quarters of 2008 that were not offset by growth.  In addition, commencing early in the fourth quarter of 2008, like others in our industry, we reduced credit lines and closed accounts in order to ensure that we had the capacity to fund new purchases on the remaining accounts and to reduce our risk exposure. This will result in an overall decline in the amount of outstanding receivables.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Assuming that we meet applicable financial covenants and other conditions (which cannot be assured), our credit card receivables securitization facilities alleviate until January 2010 and October 2010 our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust and our lower-tier originated portfolio master trust, respectively. However, we have significant Auto Finance segment financing facilities that mature in September 2009. In the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or securitization or financing arrangements otherwise become unavailable to us, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinated “retained interests” in our securitizations that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

Our growth is dependent on our ability to add new securitization and financing facilities. We finance our receivables through securitizations and financing facilities. Beginning in 2007, largely as a result of difficulties in the sub-prime mortgage market, new financing generally has been unavailable to sub-prime lenders, and the financing that has been available has been on significantly less favorable terms. As a result, beginning in the third quarter of 2007, we significantly curtailed our marketing for new credit cards in order to preserve our cash and access to financing for our most critical needs and currently are not issuing a significant number of new cards. Moreover, commencing in October 2008 we reduced credit lines and closed a significant number of accounts in response to the unavailability of financing and to reduce our risk exposure. If additional securitization and financing facilities are not available in the future on terms we consider acceptable, or if existing securitization and financing facilities are not renewed on terms as favorable as we have now or are not renewed at all, we will not be able to grow our business and it will continue to contract in size.

 As our securitization and financing facilities mature or experience early amortization events, the proceeds from the underlying receivables will not be available to us for reinvestment or other purposes. Repayment for our securitization facilities begins as early as one year prior to their maturity dates. Once repayment begins and until the facility is paid, payments from customers on the underlying receivables are accumulated to repay the investors and no longer are reinvested in new receivables. When a securitization facility matures, the underlying trust continues to own the receivables, and the maturing facility retains its priority in payments on the underlying receivables until it is repaid in full. As a result, new purchases need to be funded using debt, equity or a replacement facility subordinate to the maturing facility’s interest in the underlying receivables. Although this subordination historically has not made it more difficult to obtain replacement facilities, it may do so in the future. If we are obligated to repay a securitization facility and we also are unable to obtain alternative sources of liquidity, such as debt, equity or new securitization facilities that are structurally subordinate to the facility being repaid, we may be forced to prohibit new purchases in some or all of our accounts in order to significantly reduce our need for any additional cash.

The documents governing our securitization facilities provide that, upon the occurrence of certain adverse events known as “early redemption events,” and sometimes called “early amortization events,” investors can accelerate payments. Early redemption events include portfolio performance triggers, the termination of certain of our affinity agreements with third-party financial institutions to originate credit cards, breach of certain representations, warranties and covenants, insolvency or receivership, and servicer defaults, and may include the occurrence of an early redemption event with respect to another securitization transaction. In our upper-tier originated portfolio master trust variable funding facility, an early redemption event also may be triggered among other things based on a total consolidated equity test, a maximum permitted reduction in quarterly total consolidated equity levels test, a change of control in CompuCredit or other corporate finance events. If an early redemption event occurs, principal payments would be made to investors to reduce their notes in our securitizations. Until these investors are repaid in full, we likely would receive no further funds from the receivables other than the servicing fees provided for in the documents governing the securitizations. These servicing fees are significantly less than the cash flows that we currently receive as holders of the retained interests. In an early amortization scenario with respect to facilities within our originated portfolio master trusts, we estimate it could take several years to repay investors, after which time we would again receive other funds from the receivables. During this intervening period, our liquidity would be negatively impacted, our financial results would suffer and we would need to obtain alternative sources of funding, which under current market conditions would be very difficult for us to do.

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable, investors and lenders under our securitization and debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. Similarly, beginning in 2007 we have not been able to obtain financing on terms as favorable as those that we previously were able to obtain, and we significantly curtailed our marketing efforts and the issuance of new cards. More recently, no opportunities have arisen for us to raise cash by issuing additional debt or equity or by selling a portion of our retained interests. As a result, like all participants in the sub-prime market place, we continue to operate under significant liquidity constraints. We have read increasing press accounts of committed investors and lenders who have been unable or unwilling to meet their contractual funding obligations, and should we directly experience such a situation, our liquidity position, financial results and financial position could be jeopardized significantly.

Increases in expected losses and delinquencies may prevent us from securitizing future receivables on terms similar to those that currently are available or from obtaining favorable financing for non-securitized receivables. Greater than expected delinquencies and losses also could impact our ability to complete other securitization or financing transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available. In recent months, payment rates have declined significantly and defaults correspondingly have increased or will increase. It is premature to predict the ultimate impact of these changes on our ability to securitize future receivables, particularly given that there is no active securitization market at the current time, but we do expect it to have an adverse impact.

The performance of our competitors impacts the costs of our securitizations and financing facilities. Generally speaking, investors in our securitizations also invest in our competitors’ securitizations, and lenders against our receivables also lend against our competitors’ receivables. When these investors and lenders evaluate their investments and lending arrangements, they typically do so based on overall industry performance. Thus, independent of our own performance, when our competitors perform poorly, we typically experience negative investor and lender sentiment, and the investors in our securitizations and lenders against our receivables require greater returns, particularly with respect to subordinated interests in our securitizations. In 2001, for instance, investors demanded unprecedented returns. More recently, largely because of difficulties in the sub-prime mortgage market, investors have been substantially more reluctant, if even willing, to invest and those that have been willing to invest have sought greater returns.

Rating agencies have been aggressively reducing ratings across broad segments of the consumer finance sector.  Recently, certain ratings on pools we service have been downgraded.  Rating agency actions have impacted the securitization industry and may impact our future ability to issue new debt.

Although due to conditions in the broader economic market, there currently are no securitization opportunities for us, should these opportunities return in the future, we expect investors to require higher returns. As a result, when we sell our retained interests in securitizations at that time, the total returns to buyers may be greater than the discount rates we are using to value the retained interests for purposes of our financial statements. This would result in losses for us at the time of the sales as the total proceeds from the sales would be less than the carrying amount of the retained interests in our financial statements. We also might increase the discount rates used to value all of our other retained interests, which would result in further losses. Conversely, if we sold our retained interests for total returns to investors that were less than our current discount rates, we would record income from the sales, and we potentially would decrease the rates used to value all of our other retained interests, which would result in additional income.

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

Intense competition for customers may cause us to lose receivables to competitors. Historically, we have faced intense competition from other providers of credit cards.  While we are not actively soliciting new accounts at the current time, we do hope to resume account growth in the future, and we would expect to lose receivables to competitors that offer lower interest rates and fees or other more attractive terms or features. We believe that customers choose credit card issuers and other lenders largely on the basis of interest rates, fees, credit limits and other product features. For this reason, customer loyalty is often limited. Our ability to maintain and grow our business depends largely upon the success of our marketing efforts. Our credit card business competes with national, regional and local bank and other credit card issuers. Our other businesses have substantial competitors as well. Some of these competitors already may use or may begin using many of the programs and strategies that we have used to attract new accounts. In addition, many of our competitors are substantially larger than we are and have greater financial resources. Further, the Gramm-Leach-Bliley Act of 1999, which permits the affiliation of commercial banks, insurance companies and securities firms, may increase the level of competition in the financial services market, including the credit card business.

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

We substantially eliminated our marketing efforts and have aggressively reduced credit lines and closed accounts. In addition, the general economy has been experiencing a significant downturn, which has significantly impacted not just the level of usage of our credit products by our customers but also levels of payments and delinquencies and other performance metrics. As a result, our business currently is contracting, and until market conditions reverse, we do not expect to grow our business.

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

Also, commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. In June 2008, both of the regulators commenced actions against us and the FDIC commenced actions against two of the banks that historically have issued cards on our behalf. We settled the actions against us in December 2008. See Part I, Item 3, “Legal Proceedings,” of this Report for a description of these actions.

If any additional deficiencies or violations of law or regulations are identified by us or asserted by any regulator, or if the FDIC, FTC or any other regulator requires us to change any of our practices, there can be no assurance that the correction of such deficiencies or violations, or the making of such changes, would not have a materially adverse effect on our financial condition, results of operations or business. In addition, whether or not we modify our practices when a regulatory or enforcement authority requests or requires that we do so, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws. Any failure to comply with legal requirements by us or the issuing banks through which we originate credit products in connection with the issuance of those products, or by us or our agents as the servicer of our accounts, could significantly impair our ability to collect the full amount of the account balances. The institution of any litigation of this nature, or any judgment against us or any other industry participant in any litigation of this nature, could adversely affect our business and financial condition in a variety of ways.

Increases in required minimum payment levels could impact our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. Prior to recent changes to our minimum payment requirements, we requested a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that is sufficient to cover over-limit, late and other fees—a minimum payment level that was designed to prevent negative amortization. However, we had historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they made a minimum payment of only 3% or 4% (depending on the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. However, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, we began a review of our practices in this area during the second quarter of 2006. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become ninety or more days delinquent. We made several additional consumer-friendly changes in 2007 and 2008 that had the effect of reducing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Moreover, we modified our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, U.S. accounts representing only 0.03% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2008. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, based on on-going discussions with our issuing bank partners, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

Adverse regulatory actions with respect to issuing banks have adversely impacted our business and could continue to do so in the future. It is possible that a regulatory position or action taken with respect to any of the issuing banks through which we originate credit products or for whom we service receivables might result in the bank’s inability or unwillingness to originate credit products on our behalf or in partnership with us. For instance, in February 2006 the FDIC effectively asked insured financial institutions not to issue cash advance and installment micro-loans through third-party servicers. As a result of this request, the issuing bank for which we provided services in four states stopped making new loans. Similarly, two of the banks through which we traditionally have opened credit card accounts stopped opening new accounts, principally because of the FDIC and FTC investigations and litigation discussed elsewhere. In addition, Encore has refused to purchase certain receivables from one of our subsidiaries, claiming that the allegations underlying our now-settled dispute with the FTC relieve it from its obligations. In the future, regulators may find other aspects of the products that we originate or service objectionable, including, for instance, the terms of the credit offerings (particularly for our higher priced lower-tier products), the manner in which we market them or our servicing and collection practices. We are entirely dependent on our issuing relationships with these institutions, and their regulators could at any time limit their ability to issue some or all products on our behalf, or that we service on their behalf, or to modify those products significantly. Any significant interruption of those relationships would result in our being unable to originate new receivables and other credit products, which would have a materially adverse impact on our business.

Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact our business practices. Federal and state consumer protection laws regulate the creation and enforcement of consumer credit card receivables and other loans. Many of these laws (and the related regulations) are focused on sub-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress recently enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, legislation currently is pending in Congress that would require changes to a variety of marketing, billing and collection practices. The Federal Reserve recently has adopted significant changes to a number of practices that will be effective July 2010. While our practices are in compliance with most of these proposed changes, some (e.g., limitations on the ability to assess up-front fees) could significantly impact our lower-tier products. Changes in the consumer protection laws could result in the following:

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

The Retail Micro-Loans segment of our business operates in an increasingly hostile regulatory environment. Most states have specific laws regulating micro-loan activities and practices. (One form of these activities is sometimes referred to as “payday” lending.) Moreover, during the last few years, legislation has been adopted in some states that prohibits or severely restricts micro-loan cash advance services. Several state legislatures have introduced bills to restrict or prohibit “cash advance” micro-loans by limiting the amount of the advance and or reducing the allowable fees. In addition, Mississippi has sunset provisions in its laws permitting micro-loans that require renewal of the laws by the state legislature at periodic intervals. In June 2008, Ohio enacted legislation that severely curtailed the traditional form of cash advance micro-loans in that state, forcing us to seek and obtain approval for use of an alternative micro-loan product under regulatory license within the state. Although states provide the primary regulatory framework under which we conduct our micro-loan services, certain federal laws also impact our business. In March 2005 the FDIC issued guidance limiting the frequency of borrower usage of cash advance micro-loans offered by FDIC-supervised institutions and the period a customer may have cash advance micro-loans outstanding from any lender to three months during the previous twelve-month period. Subsequently, in February 2006, the FDIC effectively asked FDIC-insured financial institutions to cease cash advance and installment micro-loan activities conducted through a processing and servicing agent such as us. Moreover, future laws or regulations (at the state, federal or local level) prohibiting micro-loan services or making them unprofitable could be passed at any time or existing micro-loan laws could expire or be amended, any of which could have a materially adverse effect on our business, results of operations and financial condition.

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

Automobile lending exposes us not only to most of the risks described above but also to additional risks, including the regulatory scheme that governs installment loans and those attendant to relying upon automobiles and their repossession and liquidation value as collateral. In addition, one of our Auto Finance segment businesses acquires loans on a wholesale basis from used car dealers, for which we rely upon the legal compliance and credit determinations by those dealers.

The decline in automobile sales has resulted in a decline in the overall demand for automobile loans.  During 2008, sales of both new and used cars declined precipitously. While the unavailability of funding may have had a greater impact on our business, the decline in demand was consequential as well as it adversely affects the volume of our lending transactions and our recoveries of repossessed vehicles at auction. The continuation of this decline in demand will adversely impact our business.

Funding for automobile lending is difficult to obtain and expensive. In large part due to market concerns regarding sub-prime lending, it is extremely difficult to find lenders willing to fund our automobile lending activities. To the extent that our Auto Finance segment’s renewal or replacement facilities carry higher interest rates and lower advance rates than the funding that we historically have obtained, our growth rates will be adversely affected, we may face periods of liquidations in our Auto Finance segment receivables, and our profitability and returns on equity may be reduced. We also may not be able to renew or replace these facilities at all, in which event our Auto Finance segment could experience significant liquidity constraints and diminution in reported asset values as lenders retain significant cash flows within underlying structured financings or otherwise under security arrangements for repayment of their loans.

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers (including JRAS, our own captive buy-here, pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our ACC business, which stopped acquiring loans in November 2006 and began reestablishing its relationships with dealers only following our acquisition of it in February 2007.

The financial performance of our automobile loan portfolio is in part dependent upon the liquidation of repossessed automobiles. Our ACC business regularly repossesses automobiles and sells repossessed automobiles at wholesale auction markets located throughout the U.S. Auction proceeds from these sales and other recoveries rarely are sufficient to cover the outstanding balances of the contracts; where we experience these shortfalls, we will experience credit losses. Decreased auction proceeds resulting from depressed prices at which used automobiles may be sold in periods of economic slowdown or recession have resulted in higher credit losses for us. Additionally, higher gasoline prices during 2008 decreased the auction value of certain types of vehicles, such as SUVs.

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

We Routinely Explore Various Opportunities to Grow Our Business, to Make Investments and to Purchase and Sell Assets.

We routinely consider acquisitions of, or investments in, portfolios and other businesses as well as the sale of portfolios and portions of our business. There are a number of risks attendant to any acquisition, including the possibility that we will overvalue the assets to be purchased and that we will not be able to produce the expected level of profitability from the acquired business or assets. Similarly, there are a number of risks attendant to sales, including the possibility that we will undervalue the assets to be sold. As a result, the impact of any acquisition or sale on our future performance may not be as favorable as expected and actually may be adverse.

Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. In April 2007, we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase, and as of December 31, 2008, credit card portfolio acquisitions accounted for 26.2% of our total credit card managed receivables portfolio based on our ownership percentages.

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

Any acquisition or investment that we make will involve risks different from and in addition to the risks to which our business is currently exposed. These include the risks that we will not be able to integrate and operate successfully new businesses, that we will have to incur substantial indebtedness and increase our leverage in order to pay for the acquisitions, that we will be exposed to, and have to comply with, different regulatory regimes and that we will not be able to apply our traditional analytical framework (which is what we expect to be able to do) in a successful and value-enhancing manner.

Other Risks of Our Business

If we ever consolidate the entities that hold our receivables, there will be a number of changes to our financial statements. When we securitize receivables, they are owned by special purpose entities that are not consolidated with us for financial reporting purposes. The rules governing whether these entities are consolidated are complex and evolving and subject to periodic review. For instance, changes currently proposed to be effective for us in 2010 are likely to require us to consolidate our securitizations as of the beginning of that year. In addition, we might at some point modify how we service or securitize receivables, or propose modifications to existing securitization facilities, such that the consolidation of these entities could be required. If this occurred, we would include the receivables as assets on our balance sheet and value them at fair value under an election to do so. This would result in a different capital structure for us, although we do not believe it would have a materially adverse effect on our consolidated results of operations, financial position or cash flows. We believe this in part because we have no debt covenants based on leverage ratios or on-balance-sheet debt levels. Moreover, the cash flows used to determine the fair value of our credit card receivables upon consolidation would not be offset by debt repayments and costs of funds as they are in determining the fair value of our retained interests in our securitizations.  As such, assuming otherwise similar valuation assumptions, we believe that consolidation of our securitizations would be accretive to our shareholders’ equity.  However, if there were any defect in our fair value election, we would be required to consolidate our receivables and include a loan loss reserve, which likely would cause substantial reductions to our shareholders’ equity since this accounting would ignore valuable interest-only (“I/O”) strip rights inherent within the receivables.

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

Historically, a substantial portion of our receivables have been generated through accounts owned by Columbus Bank and Trust, which has not been originating any new accounts on our behalf for over two years and has notified us that it is terminating its relationship with us in 2009. In addition, Columbus Bank and Trust has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that is attributable to the accounts that it originated on our behalf.

For a more complete discussion of the litigation pending between Columbus Bank and Trust and us, see Part I, Item 3, “Legal Proceedings.”

One of our other bank partners recently was subject to actions brought by the FDIC, at least in part as a result of the programs that it operates for our benefit and is not currently issuing cards on our behalf.  For a more complete discussion of these actions, see Part I, Item 3, “Legal Proceedings.”

We are party to substantial litigation. As more fully discussed in Part I, Item 3, “Legal Proceedings,’ we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with Columbus Bank and Trust, arbitration with Encore, securities class action litigation resulting from the decline in our stock price, litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions that we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

We may not be able to purchase charged-off receivables at sufficiently favorable prices or terms for our debt collection operations to be successful. The charged-off receivables that are acquired and serviced (or resold) by Jefferson Capital, our debt collection subsidiary, have been deemed uncollectible and written off by the originators. Jefferson Capital seeks to purchase charged-off receivables portfolios only if it expects projected collections or prices received for sales of such charged-off receivables to exceed its acquisition and servicing costs. Accordingly, factors causing the acquisition price of targeted portfolios to increase could reduce the ratio of collections (or sales prices received) to acquisitions costs for a given portfolio, and thereby negatively affect Jefferson Capital’s profitability. The availability of charged-off receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including the continuation of the current growth and charge-off trends in consumer receivables, our ability to develop and maintain long-term relationships with key charged-off receivable sellers, our ability to obtain adequate data to appropriately evaluate the collectibility of portfolios and competitive factors affecting potential purchasers and sellers of charged-off receivables, including pricing pressures, which may increase the cost to us of acquiring portfolios of charged-off receivables and reduce our return on such portfolios.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2008, we paid Total System Services, Inc. $43.6 for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

Investments that we make in the securities of others may be more risky and volatile than similar assets owned by us. From time-to-time we have purchased debt and securities of others, principally those issued by asset-backed securitization trusts (e.g., notes secured or “backed” by pools of assets). These securities in many cases are junior, including below investment grade, tranches of securities issued by the trusts. The assets underlying these securities are not originated by us and, accordingly, may not meet the underwriting standards that we follow in originating receivables. Further, we do not have direct control over the management of the underlying assets and, similarly, they may not be managed as effectively as we would manage similar assets. As a result, the securities in which we invest may carry higher risks, including risks of higher delinquencies and charge offs, risks of covenant violations and risks of value impairment due to the claims of more senior securities issued by the trusts, than similar assets originated and owned by us. These higher risks can cause much greater valuation volatility for these securities than we typically have experienced and would expect to experience on our holdings of securities underlying the trusts that we service. And although these securities generally are traded in an active secondary market, valuation volatility also can be expected to result from liquidity needs that we might have in the future, including any need that we may have for quick liquidity or to meet margin requirements related to our investments in these securities should their prices decline. In turn, this could result in steep and immediate impairments in the values of the securities as presented within our financial statements and could cause our financial position and results of operations to deteriorate, possibly materially. Most recently, we made these investments through a subsidiary that was advised by United Capital Asset Management LLC. We recorded losses on investments in securities (determined without regard to interest income) of $6.6 million and $70.0 million during 2008 and 2007, respectively. These losses were the result of what we believe to be a significant dislocation in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints facing many market participants. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as such, we will not have any continuing interest income or investment gains or losses associated with these particular investments.

Risks Relating to an Investment in Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of our common stock when you want or at prices you find attractive. The price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the overall financing environment, which is critical to our value;

•	the operating and stock performance of our competitors and other sub-prime lenders;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in interest rates;

•	the announcement of enforcement actions or investigations against us or our competitors or other negative publicity relating to us or our industry;

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), laws, regulations or the interpretations thereof that affect our various business activities and segments;

•	general domestic or international economic, market and political conditions;

•	additions or departures of key personnel; and

•	future sales of our common stock and the share lending agreement.

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

Our principal executive offices, comprising approximately 223,000 square feet, and our operations centers and collection facilities for our Credit Cards segment, comprising approximately 212,000 square feet, are located in leased premises in: Atlanta, Georgia; St. Cloud, Minnesota; North Wilkesboro, North Carolina; and Salt Lake City, Utah. Our Investments in Previously Charged-Off Receivables segment principally operates out of the St. Cloud, Minnesota facility. Our Retail Micro-Loans segment is headquartered in Peachtree City, Georgia with approximately 19,000 square feet of leased space; its storefront locations in the various states in which it operates average approximately 1,550 square feet per store of leased space. Our Auto Finance segment principally operates out of Lake Mary, Florida in approximately 12,800 square feet of leased space and San Diego, California in approximately 26,000 square feet of leased space, with additional offices and branch locations in various states. Our operations in the U.K. include approximately 54,100 of aggregate square feet of leased space in Crawley, Bicester and London. We believe that our facilities are suitable to our business and that we will be able to lease or purchase such additional facilities as our needs require.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

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

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. As a result of these investigations, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia, which was entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which was assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also were against issuing banks that did not reach agreement with the FDIC. One of these two issuing banks has settled its dispute with the FDIC. In general, the actions alleged that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain new credit cards would be issued and certain previously charged-off balances would be reported to the credit bureaus as “paid in full” and utilized prohibited telephone collection practices. In December 2008, we entered into a settlement agreement with the FDIC and the FTC to resolve their asserted litigation claims regarding our credit card marketing practices.  The settlement covers customers throughout the United States and provides that we will credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity.  This amount involves mostly non-cash credits—in effect, reversals of amounts for which payments were never received.  Cash refunds to consumers are estimated to be approximately $3.7 million, and we also paid $2.4 million to the U.S. Treasury. Exclusive of the $2.4 million paid to the U.S. Treasury (the fourth quarter 2008 income effects of which are included in our accompanying consolidated statement of operations), we currently have $7.5 million accrued to cover the remaining expected fee reversals, cash refunds and additional related costs.

On May 23, 2008, CompuCredit and one of our subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide CompuCredit rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to transfer credit card accounts to our third-party designees, all in violation of the agreements among the parties.

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

On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.  In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, and a consolidated complaint has been filed. We are vigorously contesting this complaint, and the defendants intend to file a motion to dismiss.

We received a demand dated August 25, 2008, from Sue An that we take action against all of our directors and two of our officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. Our Board of Directors has appointed a special litigation committee to investigate the allegations and determine how to proceed.

Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and Chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging breaches by CompuCredit and Jefferson Capital of certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC as described above—allegations that subsequently have been resolved through our December 2008 settlement with the FTC. CompuCredit was dismissed from the proceeding, and we are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CCRT.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. As of February 17, 2009, there were 75 holders of our common stock, not including persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.

2007	High	Low
1st Quarter 2007	$40.00	$25.52
2nd Quarter 2007	$38.57	$30.51
3rd Quarter 2007	$35.48	$19.75
4th Quarter 2007	$25.46	$8.65

2008	High	Low
1st Quarter 2008	$14.70	$7.65
2nd Quarter 2008	$10.95	$6.00
3rd Quarter 2008	$7.32	$3.92
4th Quarter 2008	$5.53	$1.80

The closing price of our common stock on the NASDAQ Global Select Market on February 17, 2009 was $2.31.

We have never declared or paid cash dividends on our common stock and do not anticipate paying a cash dividend on our common stock in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources.”

Other than shares effectively repurchased to pay for tax withholdings upon employee restricted stock vestings, we repurchased no shares pursuant to publicly announced plans or programs during 2008.

Equity Compensation Plan Information

We maintain two stock-based employee compensation plans (our Employee Stock Purchase Plan or “ESPP” and our 2008 Equity Incentive Plan). The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated.

All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to the lesser of 100% of their annual wages or $8,500 withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. The following table provides information about option awards under the Plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under employee compensation plans (excluding securities reflected in first column) (2)
Equity compensation plans previously approved by security holders	840,664	$31.04	1,727,166
Equity compensation plans not approved by security holders	—	—	—
Total	840,664	$31.04	1,727,166

(1)	Does not include outstanding shares of previously awarded restricted stock.
(2)	Includes 1,577,619 options or other share-based awards available under our 2008 Equity Incentive Plan and 149,547 shares available under our ESPP as of December 31, 2008.

Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2003 through December 31, 2008, with the cumulative return for the Russell 2000 Index and the NASDAQ Other Finance Index over the same period, assuming the investment of $100 on December 31, 2003, and reinvestment of all dividends. We have not paid dividends since our initial public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth, for the periods indicated, selected consolidated financial and other data. You should read the selected consolidated financial and other data below in conjunction with our consolidated financial statements and related notes and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included within this Form 10-K. With the exception of the selected credit card data, we have derived the following selected financial data from our audited consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The tables have been updated to reflect discontinued operations for all periods presented.

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

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:

Total interest income	$97,989	$462,766	$297,985	$125,599	$40,692
Interest expense	(42,772)	(81,516)	(52,472)	(33,868)	(4,676)
Net interest income before fees and related income on non- securitized earning assets and provision for loan losses	55,217	381,250	245,513	91,731	36,016
Fees and related income on non-securitized earning assets	196,366	790,929	581,493	458,973	231,781
Provision for loan losses	(72,262)	(958,858)	(506,118)	(130,338)	(58,952)
Net interest income, fees and related income on non-securitized earning assets	179,321	213,321	320,888	420,366	208,845
Other operating income:
Fees and related income on securitized earning assets	(108,505)	301,486	200,232	127,779	158,192
Servicing income	181,883	96,944	89,100	138,516	91,604
Ancillary and interchange revenues	55,283	67,840	43,293	28,954	24,271
Gain on extinguishment of debt	112,240	—	—	—	—
Equity in income of equity-method investees	22,319	34,360	106,883	45,627	1,987
Total other operating income	263,220	500,630	439,508	340,876	276,054
Total other operating expense	584,078	746,215	540,301	443,304	289,110
(Loss) income from continuing operations before minority interests and income taxes	(141,537)	(32,264)	220,095	317,938	195,789
Minority interests	2,145	(1,600)	(12,898)	(13,349)	(22,345)
(Loss) income from continuing operations before income taxes	(139,392)	(33,864)	207,197	304,589	173,444
Income tax benefit (expense)	44,224	8,896	(74,198)	(110,654)	(62,081)
(Loss) income from continuing operations	(95,168)	(24,968)	132,999	193,935	111,363
Discontinued operations:
Loss from discontinued operations	(9,868)	(40,043)	(39,267)	(34,746)	(16,375)
Income tax benefit	3,454	14,015	13,743	12,161	5,731
Loss from discontinued operations	(6,414)	(26,028)	(25,524)	(22,585)	(10,644)
Net (loss) income	$(101,582)	$(50,996)	$107,475	$171,350	$100,719

(Loss) income from continuing operations per common share—diluted	$(2.03)	$(0.51)	2.65	$3.78	$2.14
Loss from discontinued operations per common share—diluted	$(0.14)	$(0.53)	(0.51)	$(0.44)	$(0.21)

Net (loss) income per common share—diluted	$(2.17)	$(1.04)	$2.14	$3.34	$1.93

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:

Securitized earning assets	$813,793	$1,015,579	$811,012	$786,983	$536,718
Non-securitized earning assets, net	340,734	357,027	858,821	468,311	158,430
Total assets	1,527,417	1,874,180	2,113,897	1,821,190	1,003,526
Notes payable and other borrowings	199,939	235,591	358,694	165,186	83,624
Convertible senior notes	389,851	550,000	550,000	550,000	—
Total shareholders’ equity	$665,844	$792,579	$883,940	$767,211	$683,890

The following tables contain unaudited quarterly results for the years ended December 31, 2008 and 2007 and have been updated to reflect discontinued operations for all periods presented.

Selected Quarterly Financial Data

	At or for the three months ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Summary of operations:
Net interest income, fees and related income on non-securitized earning assets	$37,479	$41,223	$52,211	$48,408	$41,158	$20,850	$47,741	$103,572
Fees and related income on securitized earning assets	(94,024)	4,143	(61,115)	42,491	180,154	29,642	71,988	19,702
Total other operating income	142,948	60,612	95,984	72,181	50,317	53,118	55,334	40,375
Total other operating expense	126,710	156,764	150,443	150,161	224,290	177,517	184,689	159,719
(Loss) income from continuing operations before minority interests and income taxes	(40,307)	(50,786)	(63,363)	12,919	47,339	(73,907)	(9,626)	3,930
Minority interests	3,616	30	518	(2,019)	1,163	(1,257)	(794)	(712)
(Loss) income from continuing operations before income taxes	(36,691)	(50,756)	(62,845)	10,900	48,502	(75,164)	(10,420)	3,218
Income tax benefit (expense)	9,813	19,728	20,070	(5,387)	(20,975)	27,139	3,819	(1,087)
(Loss) income from continuing operations	(26,878)	(31,028)	(42,775)	5,513	27,527	(48,025)	(6,601)	2,131
Discontinued operations:
Loss from discontinued operations	—	(1,883)	(3,300)	(4,685)	(18,108)	(7,993)	(6,793)	(7,149)
Income tax benefit	—	659	1,155	1,640	6,338	2,797	2,378	2,502
Loss from discontinued operations	—	(1,224)	(2,145)	(3,045)	(11,770)	(5,196)	(4,415)	(4,647)
Net (loss) income	$(26,878)	$(32,252)	$(44,920)	$2,468	$15,757	$(53,221)	$(11,016)	$(2,516)

	At or for the three months ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited)
(Loss) income from continuing operations per common share:
Basic	$(0.57)	$(0.66)	$(0.91)	$0.12	$0.58	$(0.99)	$(0.14)	$0.04
Diluted	$(0.57)	$(0.66)	$(0.91)	$0.12	$0.58	$(0.99)	$(0.14)	$0.04
Loss from discontinued operations per common share:
Basic	$0.00	$(0.03)	$(0.05)	$(0.07)	$(0.25)	$(0.11)	$(0.09)	$(0.09)
Diluted	$0.00	$(0.03)	$(0.05)	$(0.07)	$(0.25)	$(0.11)	$(0.09)	$(0.09)
Net (loss) income per common share:
Basic	$(0.57)	$(0.69)	$(0.96)	$0.05	$0.33	$(1.10)	$(0.23)	$(0.05)
Diluted	$(0.57)	$(0.69)	$(0.96)	$0.05	$0.33	$(1.10)	$(0.23)	$(0.05)

	At or for the three months ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(Unaudited, in thousands)
Balance sheet data:
Securitized earning assets	$813,793	$924,832	$936,799	$1,000,390	$1,015,579	$617,691	$597,793	$658,423
Non-securitized earning assets, net	393,088	400,248	414,449	405,161	399,264	1,102,284	1,051,264	1,047,483
Total assets	1,527,417	1,701,851	1,809,154	1,941,096	1,874,180	2,478,566	2,175,244	2,234,191
Notes payable and other borrowings	199,939	215,178	236,855	249,864	235,591	864,919	475,883	539,174
Convertible senior notes	389,851	500,000	500,000	550,000	550,000	550,000	550,000	550,000
Total shareholders’ equity	$665,844	$711,965	$753,320	$795,652	$792,579	$798,736	$846,169	$848,977

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

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables underlying both originated and acquired accounts. We contract with third-party financial institutions pursuant to which the financial institutions issue general purpose consumer credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for 30 days or less and to which we refer as “micro-loans”); these loans are marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised and independent auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and sell used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

The most significant changes to our business during the year ended December 31, 2008 were:

•	the sale of our Texas retail micro-loan operations;

•
the ongoing difficulties in the liquidity markets that prevented us from raising new funds in order to originate loans, thereby causing us to reduce credit card marketing levels to test levels only, to reduce credit lines and close some accounts, and to continue with our expense paring efforts;

•
the decreases in our advance rates and increased pricing for debt facilities within our Auto Finance segment, thereby causing us to recognize a goodwill impairment charge of $29.2 million in the third quarter of 2008;

•
the September 2008 amendments to one of our lower-tier originated portfolio master trust facilities to decrease capacity and advance rates within the facility, increase pricing under the facility and extend the maturity date of the facility through October 2010;

•	our repurchases of convertible senior notes in the second and fourth quarters resulting in net gains of $28.4 million and $83.8 million, respectively, within those quarters;

•	Encore’s failure to purchase certain previously charged-off accounts under its forward flow contract with us, alleging our breaches of certain representations and warranties set forth in the contract;

•
the occurrence of significant adverse third and fourth quarter 2008 foreign currency transaction and translation adjustments due to the rise in the U.S. dollar against the British pound in those quarters; and

•	the commencement and settlement of litigation against us by the FDIC and FTC that is discussed elsewhere in this Report.

The most critical of these developments is the disruption that we continue to see in global liquidity markets and the ongoing malaise in the world economy. As is customary in our industry, we finance most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008. While we extended our principal lower-tier credit card securitization facility out to October 2010 in the third quarter of 2008—albeit at a reduced advance rate with increased pricing—we are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us for the foreseeable future. As a result, we currently do not possess the financing capacity or liquidity necessary to grow our originated credit card receivables portfolios, and we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions and account closures) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have the effect of reducing our profitability. For example, in an environment in which funding is available, we ordinarily would be seeking to market new accounts and expand credit lines for our most profitable consumers, but in the current environment, our liquidity situation mandates that we reduce our credit lines and exposure—even to our most profitable customers.

Lower real estate and other asset values and higher rates of job loss and overall unemployment have resulted from the current global liquidity crisis and recently have begun to translate into reduced payment rates within the credit card industry generally and for us specifically. Should we experience an extended period of reduced or worsening payment rates, the cash flows to us from our securitization trusts could be significantly curtailed (e.g., the terms of our securitization facilities might require them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us). The curtailment of the cash that we receive, combined with the fact that we now are already accumulating cash within our upper-tier originated portfolio master trust for the September 2009 scheduled maturity of a term securitization facility, could require us to reduce our personnel, overhead and other costs to levels that could impact the values of our retained interests in our securitized credit card receivables and result in impairments.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. For example, during the third and fourth quarters of 2006 we discontinued billing finance charges and fees on credit card accounts that become ninety or more days delinquent. This change had significant adverse effects on our fourth quarter 2006 and first quarter 2007 managed receivables net interest margins and other income ratios. Also, throughout 2007, we made certain changes to our collections programs and practices and changes to our billing and fee crediting practices in connection with our efforts to address negative amortization regulatory requirements; those changes had the effect of increasing our delinquencies and charge-off levels and ratios and decreasing our net interest margins and other income ratios. Because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive and some of which may produce adverse effects on our operating results and financial position.

Commencing in June 2006, the FDIC began investigating the policies, practices and procedures used in connection with our credit card originating financial institution relationships. In December 2006, the FTC commenced a related investigation. As a result of these investigations, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia, which was entitled Federal Trade Commission vs. CompuCredit et al., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which was assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also were against issuing banks that did not reach agreement with the FDIC. One of these two issuing banks has settled its dispute with the FDIC. In general, the actions alleged that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain new credit cards would be issued and certain previously charged-off balances would be reported to the credit bureaus as “paid in full” and utilized prohibited telephone collection practices.

In December 2008, we entered into a settlement agreement with the FDIC and the FTC to resolve their asserted litigation claims regarding our credit card marketing practices.  The settlement covers customers throughout the United States and provides that we will credit approximately $114 million to certain customer accounts that were opened between 2001 and 2005 and subsequently charged off or were closed with no purchase activity.  This amount involves mostly non-cash credits—in effect, reversals of amounts for which payments were never received. Cash refunds to consumers are estimated to be approximately $3.7 million, and we also paid $2.4 million to the U.S. Treasury. Exclusive of the $2.4 million paid to the U.S. Treasury (the income effects of which are included in the accompanying consolidated statement of operations), we currently have $7.5 million accrued to cover the remaining expected fee reversals, cash refunds and additional related costs.

Subject to the availability of liquidity to us at attractive terms and pricing, which is difficult if not impossible to obtain in the current market, our shareholders should expect us to continue to evaluate and pursue for acquisition additional credit card receivables portfolios, and potentially other financial assets that are complementary to our financially underserved credit card business. Additionally, given that financing for growth and acquisitions currently is constrained, our shareholders should expect us to pursue less capital intensive activities, like servicing credit card receivables and other assets for third parties (and in which we have limited or no equity interests), that allow us to leverage our expertise and infrastructure. Our focus is on making good economic decisions that will result in high returns on equity to our shareholders over a long-term horizon, even if these decisions may result in volatile earnings under GAAP—such as in the case of incurring significant marketing expenses in one particular quarter to facilitate expected future long-term growth and profitability or in the case of the current gain-on-sale accounting requirements for securitizations under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”). For further discussion of our historic results and the impact of securitization accounting on our results, see the “Results of Operations” and “Liquidity, Funding and Capital Resources” sections below, as well as our consolidated financial statements and the notes thereto included herein.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands)	2008	2007	2006	Income increases (decreases) from 2007 to 2008	Income increases (decreases) from 2006 to 2007
Earnings:
Total interest income	$97,989	$462,766	$297,985	$(364,777)	$164,781
Interest expense	(42,772)	(81,516)	(52,472)	38,744	(29,044)
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	76,678	96,323	86,422	(19,645)	9,901
Internet micro-loan fees	42,623	9,772	—	32,851	9,772
Fees on non-securitized credit card receivables	6,367	673,916	436,697	(667,549)	237,219
Income on investments in previously charged-off receivables	38,816	57,613	41,811	(18,797)	15,802
Gross profit on auto sales	32,389	10,754	—	21,635	10,754
(Losses) gains on investments in securities	(6,622)	(70,042)	6,674	63,420	(76,716)
Other	6,115	12,593	9,889	(6,478)	2,704
Other operating income:
Securitization gains	—	106,489	6,193	(106,489)	100,296
Income from retained interest in credit card receivables securitized	(137,032)	176,040	173,670	(313,072)	2,370
Fees on securitized receivables	28,527	18,957	20,369	9,570	(1,412)
Servicing income	181,883	96,944	89,100	84,939	7,844
Ancillary and interchange revenues	55,283	67,840	43,293	(12,557)	24,547
Gain on repurchase of convertible senior notes	112,240	—	—	112,240	—
Equity in income of equity-method investees	22,319	34,360	106,883	(12,041)	(72,523)
Total Revenue	$514,803	$1,672,809	$1,266,514	$(1,158,006)	$406,295
Provision for loan losses	72,262	958,858	506,118	886,596	(452,740)
Operating expenses:
Salaries and benefits	67,434	74,371	49,564	6,937	(24,807)
Card and loan servicing	281,774	307,842	234,963	26,068	(72,879)
Marketing and solicitation	46,376	141,635	109,748	95,259	(31,887)
Depreciation	32,667	42,433	25,964	9,766	(16,469)
Goodwill impairment	30,868	48,449	10,546	17,581	(37,903)
Other	124,959	131,485	109,516	6,526	(21,969)
Minority interest	(2,145)	1,600	12,898	3,745	11,298

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our lower-tier credit card receivables until our securitization of them in December 2007 and from our Auto Finance segment. The decreases are primarily due to our December 2007 securitization of our lower-tier credit card receivables. We reported $358.8 million of total interest income on these receivables during the twelve months ended December 31, 2007, while income associated with our retained interest in the securitization trust underlying these receivables now is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations.

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

For the above-noted reasons, our ongoing total interest income is expected to be lower than experienced in prior years. Additionally, due to tightening liquidity, we significantly restricted growth within our Auto Finance segment during the third quarter of 2008, and absent our obtaining additional financing at attractive terms and pricing, we expect interest income within our Auto Finance segment to decline with net liquidations in its receivables levels for the foreseeable future.

Interest expense. The decreases are primarily due to our December 2007 securitization of our lower-tier credit card receivables. Interest expense associated with these receivables was $32.3 million (including deferred loan costs) for the year ended December 31, 2007; whereas, all interest costs associated with these receivables now are borne by our lower-tier originated portfolio master trust. Income associated with our retained interest in this securitization trust (net of interest costs) is reported exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Another significant contributor to our declining interest expense levels is the reduced levels of collateralized financing associated with our investments in third-party asset-backed securitizations. With our disposition of these investments immediately after the close of our second quarter of 2008, we will not incur any further interest costs associated with the financing of these investments.

We did, however, experience higher interest costs within our MEM, U.K.-based, Internet, micro-loan operations, reflecting our ownership of these operations for just over two quarters during 2007 and the subsequent funding of receivables growth within these operations through draws against available credit lines. Because MEM’s cash flows at moderate growth levels should allow it to de-lever in 2009 and pay down its outstanding debt, we expect it to incur lower 2009 interest costs.

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

Fees and related income on non-securitized earning assets. The factors affecting our levels of fees and related income on non-securitized earning assets include:

•
lower 2008 retail micro-loan fees due to (1) our substantial termination in late 2007 of a loan program in which we were the lender for micro-loans arranged by three different U.S. credit service organizations, (2) temporarily diminished consumer demand for retail micro-loans in the second quarter of 2008 possibly as a result of tax stimulus payments received by consumers, and (3) our conservative second quarter 2008 approach to loan generation in Ohio while we awaited regulatory approvals (obtained in August 2008)  for alternative loan products due to legislative changes enacted in that state during that quarter;

•	increases in Internet micro-loan fees for the year ended December 31, 2008, reflecting our acquisition of MEM in the second quarter of 2007 and subsequent growth of its operations;

•
the securitization of our lower-tier credit card receivables in December 2007, which caused a decrease of $672.7 million for the year ended December 31, 2008 in fees on non-securitized credit card receivables, offset slightly by modest growth in our balance transfer card program;

•
decreases in income on investments in previously charged-off receivables principally reflecting (1) the dispute with Encore based on its failure to continue purchases of previously charged-off receivables under our forward flow contract as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below and (2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases—offset somewhat by (1) growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities and (2) heightened levels of previously charged-off receivables sales during the first half of 2008 under our forward flow contract with Encore with correspondingly greater accretion of deferred revenue

(in part due to the release of a portion of the $10.0 million related escrow) prior to the onset of our dispute with Encore;

•	higher gross profits on automotive vehicle sales for the year ended December 31, 2008 relating to our JRAS operations, which we acquired during the first quarter of 2007 and subsequently expanded; and

•
lowers levels of losses associated with our investments in securities primarily due to our cessation of the majority of these activities as we liquidated our remaining investments in third-party asset-backed securities in response to margin calls in the second quarter of 2008.

As we have now disposed of all of our investments in third-party asset-backed securities, we expect no further losses on these investments.

Prospects for near-term profits and revenue growth within our Investments in Previously Charged-off Receivables segment are uncertain due to the factors cited above (and discussed further in the Investment in Previously Charged-Off Receivables Segment section below), as well as an anticipated reduction in the volume of charge offs that the segment is expected to purchase from our lower-tier originated portfolio master trust relative to recent quarters. In the first and second quarters of 2008, the Investments in Previously Charged-off Receivables segment acquired substantial volumes from the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that reached peak charge-off levels in the first and second quarters of 2008.

Additionally, we expect Auto Finance segment gross profits to remain relatively flat during 2009 given our decision to close four of JRAS’s twelve locations during the first quarter of 2009; growth in per lot sales at the eight remaining locations are expected to offset the effects of sales losses at the four closed lots.

Lastly, we currently expect continued, but limited, growth in fees from our U.K.-based Internet micro-loan operations within MEM as this entity continues to execute on its modest growth plan. Moreover, with the re-commencement of loan generation within our Ohio retail micro-loan storefronts, we expect increases in retail micro-loan fees for 2009, tempered somewhat however by uncertainties around the liquidity benefit of U.S. government economic stimulus legislation for our consumers.

Fees and related income on securitized earning assets. Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

We acquired our U.K. Portfolio of approximately £490 million ($970 million) of gross face amount of credit card receivables in the second quarter of 2007 and immediately securitized the portfolio, generating a $100.4 million securitization gain in that period. Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains during 2008, and absent portfolio additions we do not anticipate any securitization gains in 2009.

We experienced losses on retained interests in credit card receivables securitized during 2008. The U.K. Portfolio acquisition and its subsequent securitization in the second quarter of 2007 resulted in the large securitization gain noted above, but also generated $48.6 million of losses on our retained interests in that same period. Our other securitized portfolios generated income in the 2007 periods partially offsetting the losses in the U.K. Portfolio. In contrast, the 2008 periods reflect much lower losses on our retained interests in the U.K. Portfolio, but large losses resulting in part from charge offs associated with our lower-tier credit card receivables that we securitized in December 2007. This portfolio generated high levels of charge offs associated with the record number of new accounts originated in the second and third quarters of 2007, which negatively impacted our income from retained interests principally during the first and second quarters of 2008. Our 2008 losses also resulted from (1) our inability to re-price accounts owned by CB&T at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), (2) the continued effects on fee billings of the fourth quarter 2007 changes made to our billing practices in response to regulatory guidance and comments regarding negative amortization, (3) certain adverse changes to our retained interest valuation assumptions given current negative trends in the U.S. economy; and (4) certain account actions (including reductions in credit lines and account closures) which have negatively affected the fair value of our interest-only strips embedded within our income from retained interests in credit card receivables securitized computations.

Fees on securitized receivables increased in 2008 due to our December 2007 securitization of our lower-tier credit card receivables.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income increased relative to 2007 levels due to the December 2007 securitization of our lower-tier credit card portfolio and the April 2007 acquisition and securitization of our U.K. Portfolio for which we have been engaged as servicer, partially offset, however, by the effects on our servicing compensation of liquidations in our credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. Relative to the servicing income we generated in 2008, in the absence of portfolio acquisitions and given currently planned originations at only test levels, we anticipate decreases in our servicing income levels in 2009 and beyond due to our currently liquidating portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues decreased in 2008, when compared to 2007. This decrease resulted from fewer new credit card account additions in 2008 and net liquidations that we have experienced in all of our credit card receivables portfolios. These decreases were partially offset in 2008 due to our April 2007 U.K. Portfolio acquisition, as we earned revenues from this portfolio for twelve months in 2008 but for only nine months in 2007. Absent portfolio acquisitions, we expect further reductions in our ancillary and interchange revenues in 2009 principally because we are currently originating only a small number of new credit card accounts, thereby resulting in a gradual liquidation of our portfolios.

Gain on repurchase of convertible senior notes. In 2008, we repurchased $18.2 million in face amount of our $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 and $141.9 million in face amount of our $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. The purchase price for these notes totaled $47.2 million (including accrued interest) and resulted in a gain of $112.2 million (net of the notes’ applicable portion of deferred costs that we wrote off upon their repurchase).

Equity in income of equity-method investees. Equity in income of equity-method investees decreased primarily due to diminished earnings over time as we continue to liquidate the receivables balances associated with these equity-method investees.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. Our December 2007 securitization of our lower-tier credit card receivables is the principal reason for the reduction in our provision for loan losses; credit losses underlying our retained interests in our securitized lower-tier credit card receivables now are reflected exclusively within fees and related income on securitized earning assets on our consolidated statements of operations. Partially offsetting the reduction in our provision for loan losses are provisions made associated with receivables growth within our Auto Finance segment relating to the additions of ACC and JRAS in 2007 and subsequent growth in these operations, as well as receivables growth within our MEM, U.K.-based, Internet, micro-loan operations, tempered, however, by slower receivables growth within our Retail Micro-Loans segment. We currently expect our 2009 provision for loan losses to be relatively comparable to that in 2008. We should experience increased 2009 loan losses associated with our plans to continue modestly growing our retail and Internet micro-loans and given potential degradation in credit quality based on weakness in the U.S. and U.K. economies. These increases are expected to be offset, however, by net liquidations within our Auto Finance segment receivables.

Total other operating expense. Total other operating expense decreased in 2008, reflecting the following:

•
decreases in marketing and solicitation costs due to our desire to preserve capital given the current dislocation of the liquidity markets and our corresponding scale back in our credit card marketing efforts (whereby, for example, we grossed approximately 468,000 new credit card accounts during 2008 compared to approximately 2.1 million in new credit card accounts during 2007);

•
diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts and our fourth quarter 2007 decision to discontinue several businesses and initiatives, partially offset however by slight increases within salaries and benefits primarily due to personnel additions in connection with our first quarter 2007 Auto Finance segment acquisitions of JRAS and ACC and our second quarter 2007 acquisitions of our MEM, U.K.-based, Internet, micro-loan operations and the U.K. Portfolio;

•
decreases within card and loan servicing expenses, primarily as a result of credit card portfolio liquidations—such decreases being partially offset by increased costs associated with (1) our first quarter 2007 JRAS and ACC acquisitions within our Auto Finance segment, (2) the second quarter 2007 acquisition of our U.K. Portfolio,  (3) the conversion of U.K. Portfolio servicing relationships from BarclayCard to us in the first quarter of 2008 - costs that are not expected to continue in future periods, and (4) our MEM, U.K.-based,

Internet, micro-loan operations that we acquired in the second quarter of 2007 and subsequently expanded;

•
decreases in depreciation expense and other expenses due to cost containment measures and diminished costs resulting from our fourth quarter 2007 decision to discontinue several businesses and initiatives and natural liquidations and corresponding cost declines in our existing portfolios; and

•	decreases in goodwill impairment charges of $17.6 million—such charges in 2007 relating to our Retail Micro-Loans segment and such charges in 2008 principally relating to our Auto Finance segment;

partially offset by:

•
higher legal expenses associated with now-settled litigation with the FTC and FDIC, our contractual disputes and litigation with Encore and CB&T, and a purported class action securities case that was filed against us and several of our officers.

While we incur certain base levels of fixed costs, the majority of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and capital preservation in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when and if these markets will improve, we expect further reductions in marketing efforts and expense levels and in most other cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities so as to align our costs with our currently liquidating portfolio of managed receivables.

Notwithstanding the above, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve outstanding litigation. Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see given our liquidity-related receivables contraction efforts. Our inability to reduce these costs as rapidly as our receivables reductions is expected to put continuing pressure on our ability to be profitable.

Minority interests. We reflect the ownership interests of minority holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 19, “Stock-Based Compensation”) as minority interests in our consolidated statements of operations. Generally, this expense is declining, which is consistent with (1) liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and (2) the resulting relative decline in contributions of our majority-owned subsidiaries (as discussed in “Fees and related income on securitized earning assets,” above) to income from retained interests in credit card receivables securitized as noted above. However, this general trend reversed in 2008, and we recorded income from our minority interests in 2008 given (1) net losses incurred by our majority-owned subsidiaries during that year—such losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations, (2) second quarter 2008 losses associated with our MEM, U.K.-based, Internet, micro-loan operations prior to its attaining scale and modest profitability in the third and fourth quarters of 2008, and (3) reduced income contributions during the second quarter of 2008 and losses incurred during the third and fourth quarters of 2008 within the majority-owned subsidiary that is a holding company within our Investments in Previously Charged-off Receivables segment for reasons explained throughout this Report.

Income taxes. Our overall effective tax benefit rate (computed considering both continuing and discontinued operations in the aggregate) was 31.9% in 2008, versus 31.0% in 2007. The variance in the effective tax benefit rates between these two years is substantially related to differing ratios of our permanent differences to pre-tax GAAP loss levels. We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions and changes in law between these two years.

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

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earned on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused reductions in interest income levels associated with some of our bonds and our Embarcadero Trust interest. Nevertheless, our other interest income levels for 2007 increased $3.6 million relative to 2006 as interest paid on our investments in debt securities (including bonds issued by other third-party, asset-backed securitizations) increased with our additional investments in these securities.

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

 Losses associated with our investment portfolio parallel losses experienced throughout 2007 by many other investors in mortgage-backed bonds issued by asset-based securitization structures. We originally allocated $52.1 million of capital to these investments between the fourth quarter of 2004 and late 2006, and the 2007 losses we experienced within these investments reflect the significant dislocation that arose in 2007 in the market for mortgage-related and other asset-backed securities caused, in part, by leverage and liquidity constraints faced by many market participants.

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

•
a first quarter 2007 reduction in the income from retained interests in credit card receivables securitized attributable to the fourth quarter 2006 implementation of our billing practice change to no longer bill finance charges and fees on credit card accounts that become ninety or more days delinquent;

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

•
increased intangibles, other asset and goodwill impairment charges, which are reflected within card and loan servicing expense, depreciation expense and goodwill impairment, associated with the various operations and initiatives that we ceased in the fourth quarter of 2007; and

•
an increase in other expenses, including depreciation and occupancy and related expenses, due primarily to (1) increased costs associated with infrastructure build-out to handle heightened 2007 growth in originated receivables (along with associated customer service enhancements), (2) heightened legal, regulatory and compliance efforts and costs associated with FDIC and FTC investigations and our establishment of an expanded number of issuing bank relationships and product offerings, (3) new product and systems launches within our Credit Cards, Retail Micro-Loans, Auto Finance and Other segments, (4) added expense related to our newly acquired JRAS, ACC and MEM operations, (5) the addition of our U.K. Portfolio and its associated infrastructure costs, (6) accelerated depreciation in primarily the first and second quarters of 2007 associated with shortened useful lives of our leasehold improvements within our former Atlanta, Georgia headquarters office facilities given our mid-2007 move from those facilities, (7) additional rent expense related to our new Atlanta, Georgia headquarters office lease, and (8) additional operating costs associated with the move of our Atlanta, Georgia corporate headquarters, including the physical costs of moving, heightened levels of technology spending associated with the move, $0.8 million of lease termination costs that we incurred in the second quarter of 2007 associated with the termination of one of our Atlanta-area office leases to facilitate movement of personnel to our new headquarters office, $4.8 million of loss recognition in the third quarter of 2007 given our realization of sublease rates below the costs of our leases underlying our former Atlanta, Georgia headquarters office space, and additional depreciation for leasehold improvements and furniture and fixtures related to the new Atlanta, Georgia headquarters office space.

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

Income taxes. Our effective tax benefit rate was 31.0% for 2007, compared to an effective tax expense rate of 36.0% for 2006. The decrease of 5.0% in our effective tax rate between 2007 and 2006 is principally due the fact that the absolute value of our 2007 pre-tax loss is substantially less than our 2006 pre-tax earnings. As such, the effects of lower benefit rates for foreign losses, unfavorable state income tax effects in certain jurisdictions and unfavorable permanent differences, including the effects of accruals pursuant to FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” on our effective tax rate calculation were more pronounced in 2007 than in 2006.

Credit Cards Segment

Included at the end of this “Credit Cards Segment” section under the heading “Definitions of Financial, Operating and Statistical Measures” are definitions for various terms we use throughout our discussion of the Credit Cards segment.

Our Credit Cards segment includes our activities relating to investments in and servicing of our various credit card portfolios as well as the performance associated with various investments in asset-backed debt and equity securities. The revenues we earn from credit card activities primarily include finance charges, late fees, over-limit fees, annual fees, activation fees, monthly maintenance fees, returned-check fees and cash advance fees. We also sell ancillary products such as memberships, insurance products, subscription services and debt waiver. Additionally, we earn interchange fees, which represent a portion of the merchant fee assessed by card associations based on cardholder purchase volumes underlying credit card receivables.

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

Our originated portfolios include the credit card receivables of customers obtained through our own marketing efforts, whereas our purchased portfolios include the credit card receivables of customer accounts that were originated by others prior to our acquisitions of the portfolios at varying but generally significant purchase discounts. We historically have spent a substantial amount on marketing to originate new cardholder accounts, although the level of our marketing efforts depends upon the state of the economy and our available liquidity and has declined significantly in recent periods. We expense the majority of these marketing costs when we incur them. New cardholders also require greater servicing efforts than established accounts. Originated accounts generally do not charge off until after the account is open for at least six months. During periods of rapid growth in originated cardholder accounts, we likely will reflect high relative servicing and marketing expenses but low relative charge offs of delinquent accounts. On the other hand, when we purchase credit card portfolios from others we historically have purchased them at substantial discounts. We generally earn fees from the cardholders immediately after the purchase and do not have to bear the high marketing costs associated with originated accounts. The receivables we purchase are in various stages of delinquency, and some will charge off, for example, in the first month after we purchase them. In computing our managed receivables statistics (see discussion below), we apply a portion of our purchase discount to offset the face amount of charge offs of all receivables in existence on the date of our acquisitions, and, therefore, we generally do not incur any negative and non-economic effects associated with these charge offs.

With our December 2007 securitization of our lower-tier credit card receivables, we now have securitized substantially all of our credit card receivables through off-balance-sheet securitizations. In these securitizations, we sell the receivables to a trust, and generally recognize a gain on this sale that we refer to as a securitization gain. Because we have sold these receivables in accordance with Statement No. 140, we remove them from our consolidated balance sheets. We record the operating activities associated with our securitized credit card receivables in the fees and related income on securitized earning assets category in our consolidated statements of operations. The sub-categories of income on these securitized receivables include: (1) the securitization gains noted above; (2) income from retained interests in credit card receivables securitized, which generally includes finance charges, late fees, over-limit fees, annual fees, and monthly maintenance fees; and (3) fees on securitized receivables, which includes activation fees, returned-check fees, cash advance fees and other fees. We record fee charge offs for securitized receivables as an offset to their related revenues, and we account for net principal charge offs as an offset in determining income from retained interests in credit card receivables securitized.

During any periods in which we hold credit card receivables on our balance sheet (e.g., prior to our securitization or after our de-securitization of them), we record the finance charges and late fees in the consumer loans, including past due fees category on our consolidated statements of operations, and we include the over-limit, annual, monthly maintenance, returned-check, cash advance and other fees in the fees and other income on non-securitized earning assets category on our consolidated statements of operations. We reflect the charge offs of non-securitized receivables within our provision for loan losses, and we account for the charge offs of securitized receivables as an offset in determining income from retained interests in credit card receivables securitized (within fees and related income on securitized earning assets on our consolidated statements of operations).

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

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to a securitization trust, and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held.

Therefore, managed receivables data include both our securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the minority interest holders’ shares of the receivables, and they also include only our share of the receivables that we manage for our equity-method investees.

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

The following table summarizes (in millions), for acquisitions occurring in 2006 through 2008, the discount components associated with our economic interests in the acquired portfolios.

	Purchases occurring in
	2008	2007	2006
Total face value acquired	$—	$970.0	$—
Total discount	—	203.6	—
Portion needed for credit quality	—	203.6	—
Portion reflecting accretable yield	—	—	—

Zero balances for 2006 and 2008 reflect the fact that we did not acquire any credit card receivables portfolios during those periods. The 2007 balances are those associated with our April 2007 U.K. Portfolio purchase.

Asset Quality

Our delinquency and charge-off data at any point in time reflect the credit performance of our managed receivables. The average age of the credit card accounts underlying our receivables, the timing of portfolio purchases, the success of our collection and recovery efforts and general economic conditions all affect our delinquency and charge-off rates. The average age of the accounts underlying our credit card receivables portfolio also affects the stability of our delinquency and loss rates. We consider this delinquency and charge-off data in the valuation of our retained interests in credit card receivables securitized which is a component of securitized earning assets on our consolidated balance sheets.

 Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of this Report.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or for the three months ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Period-end managed receivables	$2,714,375	$3,041,877	$3,126,936	$3,378,827	$3,717,050	$3,722,373	$3,501,468	$2,512,566
Period-end managed accounts	3,801	4,171	4,358	4,775	5,105	5,268	4,756	3,755
Percent 30 or more days past due	23.8%	18.8%	18.0%	21.4%	24.9%	21.0%	18.6%	18.0%
Percent 60 or more days past due	17.4%	13.9%	13.4%	17.8%	19.6%	15.5%	14.0%	13.9%
Percent 90 or more days past due	12.7%	9.8%	9.7%	14.3%	14.2%	11.0%	9.6%	10.3%

Average managed receivables	$2,903,953	$3,079,867	$3,227,006	$3,558,518	$3,731,286	$3,613,924	$3,419,306	$2,563,581
Combined gross charge-off ratio	33.9%	33.0%	50.6%	50.2%	37.4%	29.8%	34.6%	34.6%
Net charge-off ratio	14.8%	15.4%	21.5%	20.6%	15.8%	13.9%	16.9%	13.4%
Adjusted charge-off ratio	14.2%	14.5%	20.3%	19.1%	13.9%	10.5%	9.6%	13.1%
Total yield ratio	51.3%	44.4%	47.1%	47.4%	56.1%	53.0%	49.3%	53.0%
Gross yield ratio	25.3%	24.8%	23.1%	24.3%	29.2%	29.2%	28.6%	28.8%
Net interest margin	13.6%	14.8%	12.3%	13.2%	18.0%	19.1%	19.0%	17.9%
Other income ratio	14.7%	7.7%	1.0%	(0.8)%	11.9%	13.1%	8.4%	10.8%
Operating ratio	8.6%	9.1%	9.8%	9.4%	11.9%	10.5%	10.6%	12.1%

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

Our U.K. Portfolio acquisition in the second quarter of 2007 also added a significant number of accounts, thereby contributing to our significant overall growth in receivables in that quarter; this is the only credit card portfolio that we have acquired over the past eight quarters.

Absent portfolio acquisitions, we expect our 2008 trend of reductions in our managed receivables levels to continue for the foreseeable future as we have substantially curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when and if these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of this Report. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

We experienced an increasing trend in our 30-plus, 60-plus and 90-plus day delinquencies through December 31, 2007, excluding slight seasonal declines in the first and second quarters of 2007. These increases predominantly are attributable to a mix change reflecting disproportionate receivables growth rates in our lower-tier credit card portfolios relative to those of our other credit card receivables. Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Since December 31, 2007, however, our delinquency statistics have benefited from a mix change in the other direction whereby disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. Our lower-tier credit card account growth recently has fluctuated significantly. After significant account originations in 2006, we experienced slower account originations in the first quarter of 2007, record account growth in the second and third quarters of 2007, moderate account originations in the fourth quarter of 2007 and significantly lower and trending lower account originations throughout 2008. This “marketing volume-based volatility” results in increasing delinquencies in the months shortly following periods of high growth, followed by high charge offs generally in the third quarter following activation. Despite these fluctuations, we believe that the heightened delinquency and charge-off levels and greater volatility in our delinquency statistics associated with our lower-tier credit card offerings are reasonable based on the relative returns offered.

The 2007 mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies (as a percentage of managed receivables) but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

In the first quarter of 2008, we experienced the initial charge-offs from the record 1.5 million aggregate originations of the second and third quarters of 2007. A portion of these accounts underlying our lower-tier credit card offerings was significantly delinquent at the end of the fourth quarter of 2007, and many accounts charged off in the first two quarters of 2008. Compounding the impacts on delinquency rates is the fact that we had significantly reduced new originations in the fourth quarter of 2007 and thereafter and as such did not receive any benefit of adding new current (i.e., non-delinquent) receivables, which would serve to suppress delinquency rates somewhat (“denominator effect”). Generally offsetting the so-called denominator effect in recent quarters, however, is the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through peak delinquency and charge-off stages of their vintage cycles. Supporting this observation is the fact that substantially all of our individual credit card receivables portfolios had a lower percentage of 60-plus day delinquencies at September 30, 2008 than they did at September 30, 2007.

Notwithstanding the above and the general observation that our delinquencies and charge offs are lower in more mature portfolios that have passed through their peak delinquency and charge-off stages, we took account actions that caused a rise in delinquencies in the fourth quarter of 2008—namely credit line reductions and account closures. We know from our long history of purchasing credit card portfolios from others that when we reduce credit lines and close accounts, we cause an acceleration of delinquencies and charge offs for those cardholders who ultimately would have charged off after a longer period of account utility. We do not believe, however, that credit line reductions and account closures cause good-performing cardholders to charge off at higher levels. This is to say that we believe credit line reductions and account closures cause an accelerating shift forward in our credit card charge-off curves, rather than causing a lift in these curves.

We do note, however, that our fourth quarter credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued and worsening economic weakness on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 will translate into higher charge-off rates in the first couple quarters of 2009. Once the wave of account reduction and account closure-related charge offs cycle through in the first two quarters of 2009, we should again begin to see the lower delinquency and charge-off benefits of our more mature portfolios. However, with growing unemployment levels and continuing economic weakness in both of our U.S. and U.K. credit card receivables markets, we could see further deterioration in payment rates and higher delinquencies and charge offs even for our generally better performing cardholders who remain with us after credit line reduction and account closure actions.

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

Our combined gross charge-off ratio and our net charge-off ratio trended upwards through the second quarter of 2007, principally due to the effects of growth in our lower-tier credit card offerings, which have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge-off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables. We saw the same mix change effect given our record lower-tier credit card originations through the third quarter of 2007 which adversely impacted our combined gross charge-off ratio and our net charge-off ratio through the second quarter of 2008. All things being equal, we would expect reduced charge-off ratios in future quarters due to a mix change in the other direction whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables. As previously mentioned, however, recent credit line reduction and account closure actions we have undertaken will result in higher charge-offs in the first two quarters of 2009.

In addition to the generally increasing trend in charge offs through the end of the second quarter of this year, we also generally had experienced seasonal trends in which the first and fourth quarters incur higher levels of charge offs than do the second and third quarters. This tendency results from the cash flow patterns impacting our cardholders. Typically, because of tax refunds, we experience greater remittances by cardholders late in the first quarter of each year, improving their delinquency status and reducing charge offs in the second and third quarters. This trend was muted somewhat by the effects of our U.K. portfolio acquisition in the second quarter of 2007 and is not evident at all in the second quarter of 2008 due to the peak vintage charge-off effects of our third quarter 2007 lower-tier credit card originations. Moreover, our recent credit line reduction and account closure actions are expected to disrupt general season patterns in the second quarter of 2009 and contribute to higher than typical charge-off rates.

Combined gross charge-off ratio. Seasonal fluctuations contributed to the increase in the combined gross charge-off ratio in the first and fourth quarters of 2007. In the second quarter of 2007, the combined gross charge-off ratio was consistent with the first quarter, which is contrary to the seasonality trend we would anticipate. This variation resulted partially from growth in our lower-tier credit card receivables, which partially offset the effects of our normal seasonality trends. In addition and most significantly, we acquired our U.K. Portfolio in April 2007. A significant number of receivables within the U.K. Portfolio were in a late stage of delinquency at the time of our acquisition and charged off in the months following the close of our acquisition. These higher charge offs increased our combined gross charge-off ratio in the second quarter. Since that time, the U.K. Portfolio addition has had a positive impact on our overall combined gross charge-off ratio as this portfolio has a lower average charge-off rate than our other portfolios.

Our combined gross charge-off ratio increased in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge-off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified somewhat by the broader economic pressures felt by our cardholders. These two factors carried over into the first two quarters of 2008, with the marketing volume-based fluctuations having a far greater impact than in the fourth quarter of 2007. Because we had incurred the peak charge offs associated with our record lower-tier credit card account originations of the second and third quarters of 2007, the third and fourth quarter 2008 combined gross charge-off ratios dropped dramatically from the first half of 2008 to below the average combined gross charge-off ratio we experienced in 2007.

As noted previously, we expect higher combined gross charge-off ratios in the first and second quarters of 2009 associated with recent credit line reduction and account closure actions. Notwithstanding an adverse economic environment and the adverse denominator effect discussed previously, we expect the combined gross charge-off ratio to begin trending down after the second quarter of 2009 given that our recent credit line reduction and account closure actions will result in a well seasoned base of more stable cardholders after the effects of the actions are realized within our charge-off statistics.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. The seasonal trends discussed above apply to this ratio in a manner similar to their effects on the combined gross charge-off ratio. The increasing trend due to the shift in our mix toward a greater percentage of our receivables being comprised of lower-tier credit card receivables also affected our net charge-off ratio over the past several quarters, but to a lesser degree than it affected our combined gross charge-off ratio. Our lower-tier credit card portfolio has a significantly lower principal to total receivables ratio than do our other portfolios, so growth in this portfolio has less of an effect on our net charge-off ratio than it does on our combined gross charge-off ratio.

The net charge-off ratio increased in the second quarter of 2007 in excess of the typical trend line. This change is due to our U.K. Portfolio acquisition in that quarter. As noted above, this portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge-off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter of 2007, our net charge-off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge-off ratio than the receivables of our other portfolios. In the first quarter of 2008, the net charge-off ratio increased at a slightly lesser rate than our combined gross charge-off ratio, which is consistent with our expectations that our lower-tier credit card portfolio will influence net charge offs less than it will affect combined gross charge offs due to the relative mix of a cardholder’s balance between principal and finance charge and fee receivables. However, the net charge-off ratio increased at a greater rate than the gross charge-off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables reversed recently experienced trending changes in mix toward a greater percentage of our portfolio being comprised of lower-tier credit card receivables. As the peak vintage charge-offs have now been fully incurred, we saw a trending decline in the net charge-off ratio in the last two quarters of 2008.  This trending decline will be abated during the first two quarters of 2009, however, given previously discussed effects of our recent credit line reduction and account closure actions.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Prior to our second quarter 2007 U.K. Portfolio acquisition, our most recent credit card receivables portfolio acquisition was in the first quarter of 2005. Generally, we saw an expected decline in the gap between the net charge-off ratio and the adjusted charge-off ratio with each passing quarter subsequent to that first quarter 2005 acquisition and into the first quarter of 2007. Our U.K. Portfolio acquisition in the second quarter of 2007 caused this gap to widen in that quarter, with consistent declines in the gap throughout the remainder of 2007 and into 2008. We expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

Total yield ratio and gross yield ratio. As noted previously, the mix of our managed receivables generally shifted throughout 2007 toward those receivables of our lower-tier credit card offerings. These receivables have higher delinquency rates and late and over-limit assessments than do our other portfolios, and thus have higher total yield and gross yield ratios as well. Accordingly, we generally would expect these ratios to increase with disproportionate growth in and to decrease with disproportionate reductions in our lower-tier credit card receivables.

Our total and gross yield ratios were adversely affected  in the second quarter of 2007 due to the addition of our acquired U.K. Portfolio. Its total yield and gross yield are below average as compared to our other portfolios, and the addition of the U.K. Portfolio negatively impacted our total yield and gross yield ratios by 4.8% and 1.7%, respectively, in the second quarter of 2007 and by 8.0% and 3.0%, respectively, in the second half of 2007. The effects of the U.K. Portfolio on these measures likewise continued into 2008.

Our total and gross yield ratios bear the effects throughout the final two quarters of 2007 and 2008 of changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. As an example of these changes, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their 3% or 4% (depending upon the product offering) contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter of 2007, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact throughout 2008.

Significant declines in our total yield and gross yield ratios are noted in the first and second quarters of 2008 primarily related to the relative delinquency status of our lower-tier credit card receivables portfolio. We note that we do not bill finance charges and fees on accounts ninety or more days delinquent. Late in the fourth quarter of 2007, the initial wave of accounts from our record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 became ninety or more days delinquent, and we stopped charging finance charges and fees to these accounts. In the first and second quarters of 2008, we did not bill finance charges and fees to a significant portion of the accounts within our lower-tier credit card receivables portfolio as the accounts remained ninety or more days delinquent. We included these accounts in our average managed receivables, but generated no yield from them, and our total and gross yield ratios declined as a result. Many of these accounts charged off during these quarters, meaning that the effects of this phenomenon should be much less significant for the foreseeable future.

Partially offsetting the beneficial effects in the third quarter of 2008 of reduced levels of accounts in late stages of delinquency (for which we do not bill finance charges and fees) were reduced early stage delinquency rates we experienced at the end of the second quarter of 2008, which resulted in lower finance charge and late fee billings in the third quarter of 2008. This trend reversed in the fourth quarter of 2008 with rising delinquency levels. Also favorably affecting our fourth quarter 2008 total and gross yield ratios were changes to terms and re-pricings for many of our credit card accounts to reflect the higher risks and costs we face in the current economic climate. In fact, these ratios suffered somewhat in 2008 prior to these changes to terms and re-pricings as we were effectively prohibited against making such changes by one of our issuing bank partners—a matter that currently is subject to our claims against this issuing bank partner in litigation. We expect our recent changes to terms and re-pricings to positively affect our total and gross yield ratios going forward; however, they are not expected to offset the first and second quarter of 2009 adverse effects on these ratios of the wave of later stage delinquencies (for which we do not bill finance charges or fees) that will result from our fourth quarter credit line reduction and account closure actions as discussed above.

Net interest margin. Because of the significance of the late fees charged on our lower-tier credit card receivables as a percentage of outstanding receivables balances, we generally would expect our net interest margin to increase as our lower-tier credit card receivables become a larger percentage and to decrease as they become a smaller percentage of our overall managed receivables. Principally by reason of peak lower-tier credit card receivables charge-off vintage levels in the first and second quarters of 2008, we have experienced reductions in our lower-tier credit card receivables levels as a percentage of our managed credit card receivables over the past several quarters. Accordingly, this is the principal factor that has contributed to the general declining trend in our net interest margins relative to 2007 levels.

Our net interest margin also has experienced reductions given the effects of our acquired U.K. Portfolio in the second quarter of 2007. The net interest margin for this portfolio is below the weighted average rate of our other portfolios, and while the U.K. Portfolio offset had only a slight impact to our net interest margin in the second quarter of 2007, it had a much greater impact in the third and fourth quarters of 2007.

Our net interest margin declined in the fourth quarter of 2007 due in part to higher charge offs, which resulted from seasonal increases that were amplified somewhat by economic pressures felt by our cardholders stemming from tightened liquidity markets. Also contributing to trending contractions in our net interest margins are the effects of negative-amortization-related changes to our billing practices that we implemented beginning in November 2007—whereby to ensure against negative amortization, we now reverse certain fees and finance charges on the accounts of cardholders who make only their 3% or 4% (depending upon the product offering) contractual payments to us.

Our net interest margins in the first and second quarters of 2008 were particularly depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge-off vintage levels and charged off during those quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarters. Because large volumes of second and third quarter of 2007 lower-tier credit card receivables had rolled through their peak charge-off vintage levels by the end of the second quarter of 2008, the net interest margin increased for the third quarter of 2008. It declined in the fourth quarter of 2008, however, because of continued reductions in our lower-tier credit card receivables as a percentage of our total managed receivables and because of a heightened level of negative amortization-related credits issued in the fourth quarter. Given our credit line reduction and account closure actions undertaken in the fourth quarter of 2008, we expect further trending reductions in our net interest margins in the first and second quarters of 2009, with recoveries of net interest margin levels in the latter half of 2009.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage and to decrease as our lower-tier receivables become a smaller percentage of our overall managed receivables. These receivables generate higher membership, over-limit, monthly maintenance and other fees than do our other portfolios.

Adversely affecting our other income ratio principally beginning in the second quarter of 2007 was the performance of our then-held portfolio of investments in debt and equity securities, which principally consisted of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index and the activities of which are reflected within our Credit Cards segment’s other income ratio. We generated income from these investments of $2.8 million in the first quarter of 2007, but then incurred losses of $28.5 million, $37.4 million, $6.9 million, $5.2 million and $1.1 million in the second, third and fourth quarters of 2007 and the first and second quarters of 2008, respectively. Excluding these investment activities, our other income ratio would have increased from 10.3% in the first quarter of 2007 to 11.8% and 17.2% in the second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007 and -0.2% and 1.2% in the first and second quarters of 2008, respectively. Because these investment activities were completely discontinued by the end of the second quarter of 2008, we do not expect any further effects from these activities in future periods.

The addition of our acquired U.K. Portfolio in the second quarter of 2007 negatively impacted our other income ratios for the last three quarters of 2007. The other income ratio for this portfolio is well below the ratio for our lower-tier credit card offerings and is slightly below that of our traditional upper-tier originated portfolio. Adding the performance of these receivables to the overall mix of our managed receivables resulted in a decrease of approximately 200 basis points in the other income ratio in 2007. In the first and second quarters of 2008, however, the U.K. Portfolio was accretive in comparison to our lower-tier credit card receivables as they experienced negative other income ratios in those quarters as the record 1.5 million of predominantly lower-tier credit card originations in the second and third quarters of 2007 reached peak charge-off vintage levels.

Excluding investment activities, our other income ratio increased quarter over quarter in the first three quarters of 2007 before declining in the fourth quarter of 2007 and declining significantly the first and second quarters of 2008. The declines are due primarily to higher charge offs in those quarters resulting from the marketing volume-based volatility in our lower-tier credit card receivables portfolios and from seasonal increases in charge offs that were amplified somewhat by economic pressures felt by our cardholders. Our aforementioned negative amortization-related finance charge and fee reversal changes to our billing practices also negatively impacted our other income ratio in these quarters and in the third and fourth quarters of 2008.

In the first two quarters of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins are at play in the determination of our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge-off vintage levels and charged off during the quarters, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio. The increase in the other income ratio in the second quarter of 2008 relative to the first quarter of 2008 resulted from a $28.4 million gain on the repurchase of our convertible senior notes; excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008. Repurchases of our convertible senior notes also served to positively impact our other income ratio in the fourth quarter of 2008. As computed without regard to an $83.8 million gain related to these fourth quarter repurchases, our other income ratio would have been 3.2%, lower than the 7.7% experienced in the third quarter primarily due to the effects of account closure actions and annual and other fee reversals associated therewith, heightened levels of negative amortization-related fee reversals, and credits provided within our originated portfolios under collection programs aimed at stimulating cardholder payments. Our credit line reduction and account closure actions undertaken in the fourth quarter of 2008 are expected to keep our other income ratio at depressed levels in first and second quarters of 2009.

Operating ratio.  We have experienced trending reductions in our operating ratio over the past several quarters as our receivables mix has shifted from lower-tier credit card receivables comprising a larger percentage of our managed receivables to lower-tier credit card receivables comprising a smaller percentage of our managed receivables. Our lower-tier credit card receivables are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. Smaller receivable balance accounts require many more customer service interactions per average dollar of outstanding balance (relative to our upper-tier originated portfolio and acquired portfolios), and hence result in higher costs as a percentage of average managed receivables than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables. Our decline in account origination levels over the past several quarters also has contributed to reductions in our quarterly operating ratios; as our originated accounts mature, the level of interactions with the customer declines, contributing to lower overall operating ratios.

Our operating ratios in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than that of our lower-tier credit card receivables portfolio. The fourth quarter of 2007 operating ratio increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with now-settled FDIC and FTC investigations. In the first, second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts as noted above) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level. The operating ratio in the third quarter was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to our continued expense reduction efforts. While expense reductions continued into the fourth quarter, we expect a reversal of our operating ratio reduction trends in 2009 as our managed receivables levels are expected to drop at faster rates than the rates at which we can reduce our costs (particular when considering our fixed infrastructure costs).

Future Expectations

Because of our reduced levels of marketing spend, our fourth quarter 2008 credit line reduction and account closure actions and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to return to levels experienced in 2007 and prior for the foreseeable future. There are significant economic factors that could adversely affect our future Credit Cards segment performance, including further potential slow-downs in the U.S. and U.K. economies and rising unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Unemployment rates in the U.S. have been rising over the past year, and we have seen somewhat lower payment rates—the effects of which could include yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows we receive from our portfolios. It is also possible that heightened levels of litigation as noted throughout this Report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

Definitions of Financial, Operating and Statistical Measures

Combined gross charge-off ratio. Represents an annualized fraction the numerator of which is the aggregate amounts of finance charge, fee and principal losses from customers unwilling or unable to pay their receivables balances, as well as from bankrupt and deceased customers, less current-period recoveries, and the denominator of which is average managed receivables. Recoveries on managed receivables represent all amounts received related to managed receivables that previously have been charged off, including payments received directly from customers and proceeds received from the sale of those charged off receivables. Recoveries typically have represented less than 2% of average managed receivables.

Net charge-off ratio. Represents an annualized fraction the numerator of which is the principal amount of losses, net of recoveries, and the denominator of which is average managed receivables. (The numerator excludes finance charge and fee charge offs, which are charged against the related income item at the time of charge off, as well as losses from fraudulent activity in accounts, which are included separately in other operating expenses.)

Adjusted charge-off ratio. Represents an annualized fraction the numerator of which is principal net charge offs as adjusted to apply discount accretion related to the credit quality of acquired portfolios to offset a portion of the actual face amount of net charge offs, and the denominator of which is average managed receivables. (Historically, upon our acquisitions of credit card receivables, a portion of the discount reflected within our acquisition prices has related to the credit quality of the acquired receivables—that portion representing the excess of the face amount of the receivables acquired over the future cash flows expected to be collected from the receivables. Because we treat the credit quality discount component of our acquisition discount as related exclusively to acquired principal balances, the difference between our net charge offs and our adjusted charge offs for each respective reporting period represents the total dollar amount of our charge offs that were charged against our credit quality discount during each respective reporting period.)

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

Other income ratio. Represents an annualized fraction, the numerator of which includes credit card fees (including over-limit fees, cash advance fees, returned check fees and interchange income), plus earned, amortized amounts of annual membership fees and activation fees with respect to certain of our credit card products, plus ancillary product income, less all fee charge offs (with the exception of late fee charge offs, which are netted against the net interest margin) plus gains and losses on investments in securities and convertible senior note repurchase gains, and the denominator of which is average managed receivables.

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

Investments in Previously Charged-Off Receivables Segment

For 2008 and 2007, the following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

	2008	2007
Unrecovered balance at beginning of period	$14,523	$12,871
Acquisitions of defaulted accounts	77,436	45,770
Cash collections	(71,778)	(85,144)
Accretion of deferred revenue associated with forward flow contract	(11,321)	(16,587)
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	38,816	57,613
Unrecovered balance at December 31	$47,676	$14,523
Estimated remaining collections (“ERC”)	$104,761	$67,903

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

Previously charged-off receivables held as of December 31, 2008 are principally comprised of normal delinquency charged-off accounts purchased from the securitization trusts that we service, accounts associated with Chapter 13 Bankruptcies and accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 49.4% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our dispute with Encore arose this year, the result of which is our having to now hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts that we service—investments which prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal is the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program has experienced lower overall placement volumes primarily due to Encore Capital’s decision to discontinue balance transfer program placements to us. It is unknown at this time if and when placement volumes will return to the record volume placed in the first half of 2008.

Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the securitization trusts that we service. Until a dispute arose with Encore this year, the segment had, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. Pending the resolution of this dispute, our Investment in Previously Charged-Off receivables segment will either have to find another buyer for its purchased charge offs or retain its purchased charge offs on its balance sheet and undertake collection activities to maximize its return on these purchases. The retention of these receivables will cause significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues as collection expenses will be incurred up front, while revenue recognition will be delayed until complete recovery of the acquired portfolio’s investment as noted above. Once the investments are completely recovered, the segment will begin to recognize the profitability associated with these purchases. The expected time to recover investments in portfolios varies by portfolio but generally is estimated to occur within twelve to eighteen months after purchase.  Alternatively, if the segment sells these receivables, we do not expect another buyer to pay as much as Encore was paying under its fixed-price commitment—a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged off paper is greater. The increasing supply of charged off paper is, however, likely to result in increased opportunities to acquire charged off portfolios at prices under which the segment can generate significant returns, and we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Our Investments in Previously Charged-off Receivables segment’s pre-tax results for 2008 were appreciably lower than in 2007. This primarily reflects (1) the effects of Encore’s refusal to purchase receivables, which has resulted in a longer earnings recognition period for purchased charged off paper and the commensurate expense and revenues mismatch mentioned above and our inability to recognize as income the remaining escrowed funds owed to us under the Encore forward flow agreement, and (2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases. Results for 2008 when compared to the prior year were positively impacted by a significant increase in the volume of charge offs that the segment purchased from our lower-tier originated portfolio master trust and then sold under its forward flow agreement with Encore prior to Encore’s refusal to purchase these charge offs; this volume increase relates to the large vintages of second and third quarter 2007 lower-tier credit card receivables originations that realized peak charge-off levels in the first and second quarters of 2008.  Also positively affecting 2008 results relative to 2007 are the continued growth and profitability of our Chapter 13 bankruptcy and balance transfer programs; the success of these programs is masked, however, by the cost-recovery-method expense and revenue mismatches associated with charged-off receivables that we must now purchase and hold given Encore’s refusal to purchase them as required under its forward flow contract.

In 2008 we reclassified results associated with credit cards issued under our balance transfer program into our Credit Cards segment for all periods presented. This reclassification caused a reduction in the Investments in Previously Charged-off Receivables segment’s revenues and expenses for all periods presented. In the second quarter of 2008, we began exploring a balance transfer program in the U.K., and we anticipate that this program will generate modest revenues commencing in early 2009.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of December 31, 2008, our Retail Micro-Loans segment subsidiaries operated 350 storefront locations in ten states as well as the U.K.

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

From the inception of our retail micro-loan operations through mid-2007, we embarked on a strategy of converting our mono-line micro-loan storefronts into neighborhood financial centers offering a wide array of financial products and services, including auto insurance, stored-value cards, check cashing, money transfer, money order, bill payment, auto title loans and tax preparation service assistance. These new products had some success in improving foot traffic within our storefronts and increasing our revenues on a per store basis. In certain states, however, we saw increasingly stringent lending regulations (which in many cases precluded the execution of our multi-product line strategy) and possible evidence of market saturation, both of which resulted in revenue growth that did not meet our expectations. At the same time, we saw rising delinquencies and charge offs in almost all of the states where we had retail micro-loan operations. After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008. By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma. For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we have removed these storefronts from discontinued operations in our consolidated statements of operations for all periods presented. Our various discontinued operations within these six states were classified as assets held for sale on our December 31, 2007, March 31, 2008 and June 30, 2008 consolidated balance sheets and are included in the discontinued operations category in our consolidated statements of operations for all periods presented.

Additionally, during the first quarter of 2008, after reevaluating the capital required for sustaining start-up losses associated with our eighty-one store locations in Texas, we decided to pursue a sale of our Texas store locations—a sale that was completed in April 2008. We have included our Texas results in the discontinued operations category in our consolidated statements of operations for all periods presented.

During 2008, we closed ten locations (other than those closed as part of our discontinued operations) and did not open any new locations. We are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

The operations and associated overhead related to our remaining 350 retail micro-loans storefront locations in ten states (plus the U.K.) are included as continuing operations within our consolidated financial statements.

Financial, operating and statistical metrics for our Retail Micro-Loans segment (including both U.S. and U.K. locations) are detailed (dollars in thousands) in the following tables.

	For the year ended December 31,
	2008	2007
Beginning number of locations (excluding locations discontinued and held for sale as of December 31, 2007)	410	475
Opened locations	—	66
Locations reclassified from discontinued operations	31	—
Closed locations	(10)	(26)
Locations sold	(81)
Locations held for sale	—	(105)
Ending continuing locations	350	410

	For the year ended December 31,
	2008	2007
Gross retail micro-loans fees (for continuing operations)	$76,678	$96,323
Total gross revenues	$76,678	$96,323
Income (loss) from continuing operations before income taxes	$9,775	$(28,240)
Loss from discontinued operations before income taxes	$(8,622)	$(25,242)
Period end loans and fees receivable, gross	$40,099	$49,464

Our 2007 pre-tax losses from continuing operations include goodwill impairment charges associated with continuing operations of $48.4 million (pre-tax). The 2007 goodwill impairment charge was based in large part on valuation multiple contraction for comparable companies to our Retail Micro-Loans segment and the effects of this contraction on our assessment of the value of this segment at our required testing date.

Our 2008 and 2007 losses from discontinued operations reflect losses incurred within the storefronts that we were holding for sale at December 31, 2007 and that we sold or closed during second and third quarters of 2008, including $8.8 million (pre-tax) of goodwill and other impairment charges associated with these discontinued operations in 2007 and an additional $1.1 million impairment to goodwill associated with the decision to sell our Texas storefronts in the first quarter of 2008.

   The reduction in period end loans and fees receivable, gross and income from continuing operations before income taxes (adjusting for the $48.4 million impairment charge incurred during 2007) in the above table reflect repayments that we received on a unique category of profitable loans and fees receivable throughout 2007—loans under which we were the lender but that were arranged by three different U.S. credit services organizations. We had substantially terminated these particular lending activities prior the beginning of the 2008 year. The reductions also principally reflect temporarily diminished consumer demand for retail micro-loans due, we believe, to tax stimulus payments received by consumers in the second quarter of 2008 and our conservative second quarter 2008 approach to loan generation in Ohio while we awaited now-obtained (in August 2008) regulatory approval for alternative loan products in that state due to legislative changes enacted in that state during the second quarter. With the re-commencement of loan generation in Ohio, we expect increases in Retail Micro-Loan segment fees and profits for 2009, tempered somewhat however by uncertainties around the liquidity effects of U.S. government economic stimulus legislation on our consumers.

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

In January 2007, we acquired a 75% ownership interest in JRAS, a buy-here, pay-here dealer, for $3.3 million, and our ownership interest in JRAS has increased to 90% since acquisition through our capital contributions to its operations. Through the JRAS platform, we sell vehicles to consumers and provide the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months, and credit is approved and payments are received in each storefront. We currently retain all loans and the servicing rights and obligations for all contracts. At the time of acquisition, our JRAS platform operated four retail locations in Georgia. As of December 31, 2008, JRAS had twelve retail locations in four states. Subsequent to year end we have undertaken steps to close four locations in two states. The capital requirements to bring JRAS’s sales for its twelve locations at December 31, 2008 to a level necessary to completely cover fixed overhead costs and consistently generate profits were more than we are willing to undertake given dislocations in the current liquidity environment.

During the third quarter of 2008, we completed an extension and expansion of JRAS’s receivables-based lending arrangement. As extended and renewed, the facility allows for increased borrowing capacity (up to $30.0 million), an expanded borrowing base definition, and an extended term through January 2010. Notwithstanding our completion of this facility in the third quarter of 2008, bringing JRAS’s sales for its eight locations to a level necessary to completely cover fixed overhead costs and consistently generate profits will require additional equity capital contributions from us. Given this reality combined with dislocations in the current liquidity environment, we do not intend to expand JRAS’s operations for the foreseeable future and may take further actions to limit the amount of capital required to fund ongoing operations.

In February 2007, we acquired the assets of San Diego, California-based ACC. In conjunction with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco. These assets were originated and serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC purchases retail installment contracts from franchised car dealers. From a credit quality perspective, the ACC borrower base is slightly above the niche historically served by our Auto Finance segment.

Collectively, we serve 1,018 dealers through our Auto Finance segment in forty-two states and the District of Columbia.  Selected financial, operating and statistical data (in thousands except for percentages) for our Auto Finance segment are provided in the following two tables; where terms used within these tables are identical to the terms used within our Credit Cards segment discussion above (albeit with appropriate substitution of Auto Finance receivables and activities for the Credit Card receivables and activities described within those definitions).

We were required to make a determination of the fair value of goodwill and intangible assets associated with one of the reporting units within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities within the reporting unit in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) is expected to cause both lower profit margins and higher capital requirements for us (and hence diminished profit and growth potential relative to our acquisition date expectations). We concluded that this Auto Finance segment reporting unit’s goodwill had no continuing value as of September 30, 2008, and we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008. Additionally, based on current expectations, this reporting unit (consisting of our CAR and ACC operations) is expected to continue to decline in total receivables as we do not anticipate significant acquisitions or originations of new receivables absent additional financing that would allow for growth at return levels we would find attractive. Also, as part of our annual goodwill impairment testing for JRAS in the fourth quarter of 2008, we determined that its entire goodwill balance of $1.7 million was impaired, and we charged it off.  These valuation analyses were based on current internal projections and existing market data supporting valuation prices of similar companies.

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands) in the following tables.

	At or for the three months ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 30	Dec. 31
Period-end managed receivables	$349,212	$372,313	$382,168	$367,228	$347,585
Period-end managed accounts	45	47	49	48	47
Receivables delinquent as % of period-end loans:
30 to 59 days past due	11.00%	10.60%	9.00%	8.10%	10.40%
60 to 89 days past due	5.00%	4.50%	4.30%	3.10%	4.50%
90 or more days past due	5.40%	4.40%	3.70%	3.50%	4.90%
Total 30 or more days past due	21.40%	19.50%	17.00%	14.70%	19.80%
Total 60 or more days past due	10.40%	8.90%	8.00%	6.60%	9.40%

Average managed receivables –	$361,696	$378,178	$376,767	$358,823	$336,289
Gross yield ratio	24.80%	25.20%	25.70%	25.00%	25.60%
Combined gross charge-off ratio	15.10%	13.30%	12.10%	13.90%	12.20%
Net charge-off ratio	13.40%	11.70%	10.50%	12.30%	10.70%
Adjusted charge-off ratio	11.70%	9.50%	7.80%	8.70%	4.50%
Recoveries as % of average managed receivables	1.61%	1.30%	1.40%	1.20%	1.30%
Net interest margin	17.50%	19.30%	20.30%	18.90%	18.40%
Other income ratio	6.80%	7.50%	9.20%	10.00%	5.00%
Operating ratio	21.40%	50.20%	20.40%	20.60%	23.20%

	Retail sales data at or for the three months ended
	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 30	Dec. 31
Retail sales	$15,505	$15,930	$19,333	$19,577	$11,872
Gross profit	$7,027	$7,355	$8,909	$9,098	$5,465

Retail units sold	1,312	1,383	1,908	1,844	1,253
Average stores in operation	12	12	12	12	10
Period-end stores in operation	12	12	12	12	10

Managed receivables. Period end managed receivables increased during the first half of 2008 as we continued to originate and purchase new loans, primarily within ACC and JRAS.  Beginning in the second quarter of 2008, however, we slowed the purchase growth at ACC and CAR in order to preserve capital. As of December 31, 2008, only CAR and JRAS continue to originate loans—albeit at significantly reduced levels than those experienced in prior periods.

Delinquencies. Delinquency rates at December 31, 2008 are slightly above those experienced during the same period of the prior year and reflect generally worsening economic conditions. However, given the segment’s improved underwriting, better use of technology and improved collections, management believes that this slight degradation in delinquencies is also meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases.

Gross yield ratio, net interest margin and other income ratio. Variations in our gross yield ratio and net interest margins reflect the effects of the timing and magnitude of our various Auto Finance segment acquisitions and subsequent growth patterns for our acquired operations. The Patelco portfolio acquisition, for example, has caused the gross yield ratio and net interest margins to fall since our acquisition of ACC because the gross yields on its existing loans are not as high as those of our two buy-here, pay-here-oriented operations within CAR and JRAS. This decline has been offset somewhat (although not completely) by increased margins realized in our CAR operations as newly acquired and originated loans are being underwritten with higher interest rates and fees. The effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to depress our net interest margins into 2009.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. The general trend-line of improvements (excluding the fourth quarter of 2008) in our other income ratio generally corresponds with growth in the number of autos sold as set forth in the above table. We note, however, that we experienced a modest reduction in gross profit on auto sales between the first, second and third quarters of 2008 as (1) seasonal demand for autos on JRAS’s lots is typically the highest when its consumers receive their tax refunds during the first quarter and (2) we temporarily reduced inventory purchases within JRAS for a few weeks late in the second quarter in connection with our evaluation of its liquidity position and borrowing base under its lending facilities, leaving JRAS with a mix of autos available for sale on its lots at that time that attracted lower gross margins. The reduction in our other income ratio in the fourth quarter of 2008 is largely driven by a decline in consumer auto purchases on JRAS’s lots and by severe reductions in inventory purchases as we sought to conserve capital. As mentioned above, subsequent to year end we closed four locations in two states.  Future growth in our Auto Finance segment’s other income ratio will depend upon relative growth rates for JRAS versus CAR and ACC. As previously mentioned, we currently anticipate contractions in ACC’s and JRAS’ operations until such time that additional liquidity is available to us at rates that would allow for acceptable returns.

Net charge-off ratio, adjusted charge-off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio in the fourth quarter of 2008 was 11.7% compared to 8.7%, 7.8% and 9.5%, in the first, second and third quarters of 2008, respectively 4.5% in the fourth quarter of 2007. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. We acquired this portfolio at a significant purchase price discount to the face amount of the acquired receivables and a significant portion of this purchase price discount (which related entirely to credit quality) was absorbed in 2007 as accounts that were severely delinquent at acquisition date charged off immediately after our purchase. With each passing quarter, the percentage of our portfolio (and hence charge offs within the portfolio) that is comprised of new loans that we fund dollar for dollar increases relative to the size of our total auto finance receivables portfolio and the percentage of our charge offs that are comprised of accounts purchased at a discount in the Patelco acquisition decreases. We expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables. Evident within our net charge-off ratio statistics are the adverse macro-economic effects being seen throughout the auto finance industry. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally.

Operating ratio. The large increase in the third quarter operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter would have been 19.4% compared to 20.4% in the second quarter of 2008 and 22.7% in the third quarter of 2007.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter.

The operating ratio in the Auto Finance segment continued to improve from the first and second quarter of 2008 primarily due to higher average receivables supporting a fixed cost base and continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations.

Future Expectations

Given our expectation of modest contractions in our auto finance receivables over the coming quarters, we should see overall reductions in our allowance for uncollectible loans and fees receivable under GAAP, offset somewhat by increases in reserve rates reflecting generally worse economic conditions. We also expect to experience higher costs of funds under our renegotiated auto finance facilities which will put pressure on our Auto Finance segment’s GAAP profitability. Moreover, despite the improved pricing power that we now possess as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions and originations for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Considering all of these factors, we expect our Auto Finance segment to perform at approximately break-even GAAP earnings levels over the next few quarters.

Other Segment

Our Other segment recently has encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria. In the fourth quarter of 2007, we discontinued most of these operations. Our discontinued operations include our stored-value card operations, our U.S.-based installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. The operations of MEM, our U.K.-based, Internet, micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. We have, however, experienced positive impacts from our MEM operations thus far and we expect to continue to grow this business at a modest pace in future quarters. As of December 31, 2008, we had $15.0 million in net receivables associated with our MEM operations, and for the six months ended December 31, 2008, our MEM operations generated a small GAAP profit. Similar to our auto finance operations, we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit. Consequently, as we grow our U.K.-based on-line micro-loan originations, we expect that our current and planned pace of modest loan originations and growth will not allow us to earn material GAAP profits from our MEM operations for the next few quarters.

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

Although we are optimistic that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels at any time in the foreseeable future. Specifically, we have curtailed or limited growth in many parts of our business and are managing our receivables portfolios with a view toward ensuring that, as a whole over the next several quarters, they are generating positive cash flows for us to use in de-leveraging our business—which we believe to be prudent in this environment. Our efforts are necessary to protect us from the potential that our lenders may be willing to renew or replace existing financing and securitization facilities only at reduced advance rates, if at all. We saw this in the third quarter of 2008 as we were able to renew our Auto Finance segment financing facilities only at reduced advance rates, reduced lending capacity, and higher pricing. We also experienced a decline in advance rates for one of the securitization facilities within our lower-tier credit card portfolio master trust in connection with our extension of that facility (albeit at increased pricing and lower capacity) through October 2010. Fortunately, our cost control efforts and other self-imposed constraints on growth and investment have helped us thus far to cope with these reductions in our debt financing and securitization advance rates. However, we have material Auto Finance segment facilities that come up for renewal or replacement in September 2009, and we cannot be sure that these facilities will be renewed under favorable terms and pricing, or at all.

Our current emphasis on de-leveraging our business in the current environment will result in growth and profitability trade-offs. For example, as noted throughout this Report, we have substantially reduced credit card receivables marketing and we have reduced credit lines and closed accounts. Consequently, each of our managed credit card receivables portfolios is expected to show net liquidations in balances for the foreseeable future. Similarly, the reduction in debt facility advance rates within our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months. Furthermore, in our MEM, U.K.-based, Internet, micro-loan operations, where we currently are continuing to selectively deploy capital specifically aimed at growing the business, the levels of capital that we plan to deploy are expected to allow for only modest growth. More aggressive growth would, over time, require additional liquidity beyond what is available under our current facilities. Once enhanced liquidity is again available to us on attractive terms, we expect to increase our marketing efforts across our businesses and thereby our growth and profitability.

At December 31, 2008, we had $74.5 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During 2008, we generated $568.9 million in cash flows from operations, compared to $766.9 million of cash flows from operations generated during 2007. The $198.0 million decrease principally reflects: (1) lower collections of credit card finance charge receivables in 2008 relative to 2007 given the record level of mid-2007 lower-tier credit card originations that experienced their peak charge-off period during 2008; (2) diminished originations and the effects on our margins of changes we have made in response to ongoing discussions with regulators; (3) generally lower payment rates, and consequently lower collections of credit card finance charge receivables, across our credit card portfolios in 2008 relative to 2007, which reflect the economic stress we believe some of our customers are experiencing; (4) the inclusion of a full twelve months of expenses in 2008 associated with acquisitions  made at various points in time during 2007, which have not yet reached the scale necessary to achieve profitability; (5) higher cash flows associated with our investments in trading securities during 2007 relative to 2008; (6) growth in 2008 in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with our ongoing origination and servicing efforts in the U.K.; (7) growth in 2008 in inventory balances associated with our JRAS subsidiary; and (8) greater use of cash to reduce accounts payable and accrued expenses in 2008 than in 2007; offset by (1) the receipt of $91.5 million in tax refunds during 2008, versus our payment of $17.5 million in taxes during 2007; and (2) lower marketing expenses in 2008 than in 2007.

•
During 2007, we generated $766.9 million in cash flow from operations, compared to generating $328.6 million in cash flow from operations during 2006. Major factors associated with the $438.3 million increase were (1) the cash flows that we experienced with respect to our portfolio of lower-tier credit card receivables, which grew substantially in 2007, (2) servicing compensation-related cash flows associated with our U.K. Portfolio purchase, and (3) increased income and cash flows recognized with respect to our Investment in Previously Charged-Off Receivables segment based on increased sales under its 5-year forward flow agreement with Encore Capital and with respect to its growing balance transfer and Chapter 13 Bankruptcy portfolios. Partially offsetting these increases are reductions in cash flows associated with our prior years’ purchased credit card portfolios as the receivables underlying these portfolios continue to liquidate.

•
During 2008, we used $524.8 million of cash in investing activities, compared to using $1.0 billion of cash in investing activities in 2007. This $516.8 million decrease in cash used in investing activities reflects (1) the fact that we had no acquisitions of assets in 2008, versus our acquisitions of U.K. Portfolio, ACC, JRAS and MEM for an aggregate $192.1 million during 2007, and (2) lower net investments in our securitized and non-securitized earning assets in 2008 relative to 2007, which is consistent with liquidations of our purchased portfolios and a decline in originations over the past year. We expect further declines in net cash used in investing activities as we currently do not anticipate meaningful originations of new credit card accounts or substantial growth in our other business lines, thus reducing the amount of cash used to fund purchases.

•
During 2007, we used $1.0 billion of cash in investing activities, compared to using $607.1 million of cash in investing activities during 2006. This $434.5 million increase in cash used in investing activities reflects net investments in our securitized earning assets and our non-securitized earning assets as well as our use of $192.1 million related to our 2007 acquisitions of our U.K. Portfolio, ACC, MEM and JRAS.

•
During 2008, our financing activities used $84.2 million of cash, compared to providing $298.5 million of cash in 2007. We experienced a number of financing-related transactions in 2007 that were not repeated in 2008, including our receipt of proceeds ($53.9 million) from the exercise of warrants, draws ($500.0 million) on our two structured financing facilities underlying our lower-tier credit card receivables while we were growing at a significant pace in the first through third quarters of 2007 and prior to our securitization of these receivables in December 2007 and borrowings ($146.0 million) related to our acquisition of ACC offset by our purchase of treasury stock. Additionally offsetting the net effects of these 2007 financing activities is our use of $47.2 million in cash to repurchase $160.1 million (face amount) of convertible senior notes during 2008.

•
During 2007, we generated $298.5 million in cash from financing activities, compared to generating $148.3 million in cash from financing activities during 2006. Our financing activities in 2007 and 2006 were varied. As mentioned above, our receipt of proceeds included $53.9 million from the exercise of warrants, draws ($500.0 million) on our two structured financing facilities underlying our lower-tier credit card receivables while we were growing at a significant pace in the first through third quarters of 2007 and prior to our securitization of these receivables in December 2007 and borrowings ($146.0 million) related to our acquisition of ACC, offset by $111.5 million used to purchase treasury stock, the repayment of $97.5 million of debt associated with our investments in debt and equity securities, and the scheduled net pay down of $75.0 million on our ACC and CAR facilities during 2007.

After giving effect to the advance rate reductions discussed above and the implications of those reductions to our cash position, we had approximately $150 million in aggregate unrestricted cash and available liquidity under our debt and securitization facilities as of the end of 2008. Our available liquidity under our debt and securitization facilities is represented by draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. We continue to aggressively pursue a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive pricing and terms, will support investment opportunities that could include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened significantly in 2008 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours.

While we extended our principal lower-tier credit card securitization facility in the third quarter of 2008 out to October 2010—albeit at a reduced advance rate with increased pricing—we are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us for the foreseeable future. As a result, we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions and account closures) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have the effect of reducing our profitability. For example, in an environment in which funding is available, we ordinarily would be seeking to market new accounts and expand credit lines for our most profitable consumers, but in the current environment, our liquidity situation mandates that we reduce our credit lines and exposure—even to our most profitable customers.

The current global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed securitization financing for our originated portfolio activities at attractive advance rates in the last down cycle, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as they now are. Additionally, while we were quite successful during that down cycle in obtaining asset-backed securitization financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing is currently not available from traditional market participants. Last and most significant is the adverse impact that the current global liquidity crises is having on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists to further increase. Lower assets values and higher rates of job loss and levels of unemployment have recently begun to translate into reduced payment rates within the credit card industry generally and for us specifically.

While substantially all of our asset-based financing and securitization facilities are non-recourse to assets beyond those specific pools of assets backing each respective facility, our failure to renew or replace a maturing financing or securitization facility (except where the facility may represent excess and unneeded capacity) could potentially result in (1) asset seizures by our lenders or investors, which in turn would result in impairments to the book value of our equity, and/or (2) accelerated repayment amortization schedules, including early amortization, which over time could impair the profitability of the assets underlying the facility. Under some circumstances, we would receive only servicing compensation, rather than the significantly higher proceeds that we currently receive from our facilities. Any reduction in cash flows would negatively impact other parts of our operations that normally depend upon those funds. Moreover, should we experience an extended term period of reduced payment rates, the cash flows to us from our securitization trusts could be significantly curtailed (e.g., the terms of our securitization facilities might require them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us). The curtailment of the cash that we receive, combined with the fact that we already are accumulating cash within our upper-tier originated portfolio master trust for the September 2009 scheduled maturity of a term securitization facility, could require us to reduce our personnel, overhead and other costs to levels that could impact the values of our retained interests in our securitized credit card receivables and result in impairments that could be material to our operating results and financial position.

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. We also may use cash flows generated from the net liquidations in our credit card portfolios and other cost control measures to fund both (1) further repurchases of our convertible senior securities and stock, which at current prices we believe provide returns that on a risk-adjusted basis are far superior to our potential returns from organic growth in the current environment, and (2) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment. As of December 31, 2008, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our board of directors authorized in May 2008, and this authorization extends through June 30, 2010.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. At December 31, 2008, we had committed total securitization facilities of $2.3 billion, of which we had drawn $1.7 billion. The weighted-average borrowing rate on our securitization facilities was 3.7% at December 31, 2008, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of December 31, 2008. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
October 2009(2)	$299.5
December 2009(3)	137.5
January 2010(4)	750.0
October 2010(2)	299.5
October 2010(5)	400.0
January 2014(6)	83.7
September 2014(7)	16.3
April 2014(8)	310.3
Total	$2,296.8

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

(3)
Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through December 31, 2008, amortization payments aggregating $162.5 million had been made against the outstanding balance of this facility.

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

Covenants under our securitization and financing facilities vary, but generally include asset performance covenants (such as maximum permitted delinquency and charge-off rates, minimum excess spread levels, etc.) and in some cases include corporate-level covenants (including minimum equity levels, minimum tangible equity levels, maximum permitted quarterly reductions in equity levels, and minimum  liquidity levels), the violation of which at varying levels could result in (1) curtailed future draws on the facilities, (2) “cash trapping” (e.g., the accumulation of cash within the facility to fund a reserve) within the structures or (3) early amortization of the facilities within the structures. We closely monitor the covenants and we exercise the discretion that is afforded to us under the facilities with a view toward ensuring that these events are not triggered. Nevertheless, if we experience a prolonged period of substantially reduced consumer payment rates, we may trigger one of these events with respect to one or more of our outstanding facilities.

Each of our securitization facilities and structured financing facilities is recourse only to the specific financial assets underlying each respective securitization or structured financing trust.  However, cash trapping or early amortization for any of our outstanding securitization or structured financing facilities would have adverse effects on our liquidity during the early amortization period, as well as adverse effects on the book value of our equity to the extent of our net equity investment in each particular securitization or structured financing trust. Moreover, an early amortization event could have potential long-term adverse effects on our liquidity because potential investors could elect to abstain from future CompuCredit-backed facility issuances.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain debt underlying securitization facilities and purchase commitments, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property and equipment under operating lease agreements and arrangements we classify as capital leases.

The following table summarizes (in millions) our significant contractual obligations and commercial commitments at December 31, 2008 and the future periods in which such obligations and commitments are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. This table does not reflect regular recurring trade payables incurred in the normal course of business and generally due within 30 days of service. Additional details regarding these obligations are provided in notes to the consolidated financial statements also included herein, as referenced in the table:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable & other borrowings	$154.6	$44.4	$0.8	$0.1	$199.9
Convertible senior notes	—	—	—	389.9	389.9
Securitization facilities(1)	424.1	894.5	—	410.4	1,729.0
Operating leases	24.1	32.8	20.3	53.8	131.0
Purchase and other commitments(2)(3)	17.6	20.9	8.3	—	46.8
Total	$620.4	$992.6	$29.4	$854.2	$2,496.6

(1)
As discussed above and in Note 10, “Securitizations and Structured Financings,” to our consolidated financial statements included herein, substantially all of the credit card receivables that we manage have been transferred to off-balance-sheet securitization structures. Accordingly, there is no association of these amounts with any borrowings recorded on our balance sheet as these securitization facilities are the obligations of the trusts to which the receivables that we manage have been sold. For purposes of this table, however, we have included the debt of the trusts because we service the underlying receivables used to repay the debt facilities, even though we have no fiscal exposure related to the debt other than the assets reflected on our consolidated balance sheets as securitized earning assets. Consistent with other information related to our securitization facilities presented herein, this information is as of December 31, 2008.

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

See Note 10, “Securitizations and Structured Financings,” to our consolidated financial statements included herein for discussion of our off-balance-sheet arrangements.

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

Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” to our consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, we described below the areas for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements.

Valuation of Retained Interests

The most significant aspect of our business is the credit card receivables we service for off-balance-sheet securitization structures. As of December 31, 2008, there were $2.6 billion of credit card receivables underlying our securitization programs (excluding those receivables securitized under our equity-method investees). We reflect our retained interests in these credit card receivables as a component of our securitized earning assets balance on our consolidated balance sheets. The value of this asset is critical to our financial performance and condition. We account for the portfolios we have securitized in accordance with Statement No. 140. See Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components,” and Note 10, “Securitizations and Structured Financings,” to our consolidated financial statements included herein for further discussion. In valuing this asset, we have to estimate several key factors with respect to the underlying credit card receivables, including yields, payment rates, credit loss rates and appropriate discount rates. Another significant component of our retained interests valuation for those retained interests accounted for under Statement No. 140 is the valuation of our retained interests in finance charge receivables and our accrued interest and fees, both of which we also reflect within securitized earnings assets on our consolidated balance sheets. We present these components of our overall retained interest valuation at fair value, which we estimate based principally upon payment and charge-off histories. To the extent that actual results differ from these estimates, our results of operations and liquidity could be materially affected.

The valuation of our securitized earning assets is highly sensitive to changes in the residual cash flows discount rate assumption used to value our I/O strips and retained interests. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require within securitization structures. Our residual cash flows discount rates are highly sensitive to changes in what is typically a LIBOR base rate underlying our securitization facilities, as well as changes in the spreads above LIBOR that investors demand on various tranches of bonds depending upon the level of collateral enhancement that supports each such tranche. In recent months, the LIBOR base rate has fallen significantly, while the spreads demanded by investors above LIBOR have widened significantly;

taken in tandem, these offsetting factors have caused increases in our residual cash flows discount rates.

At December 31, 2008, the following illustrates the hypothetical adverse effect of a 20 percent adverse change in key economic assumptions on the valuation of our retained interests in credit card receivables securitized (in thousands):

Effects of changes in assumptions
Net collected yield (annualized)	$(119,529)
Payment rate (monthly)	$(26,277)
Expected principal credit loss rate (annualized)	$(76,232)
Residual cash flows discount rate	$(21,502)
Servicing discount rate	$(552)

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

Non-Consolidation of Qualifying Special Purpose Entities

As described above, we have securitized a substantial majority of the credit card receivables we manage. In general, these securitizations involve our sale of credit card receivables to “qualifying special purpose entities” (“QSPEs”). QSPEs are governed by complex documentation, and we have filed the significant documentation for the QSPEs that we have established as exhibits to our SEC filings. Statement No. 140 governs how we account for the QSPEs that we have established. In general, Statement No. 140 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred—that is, the entity is required to “consolidate” those assets and liabilities and any related transactions and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the statement. Although Statement No. 140 provides guidance as to whether control has been surrendered, the ultimate determination is subjective in nature and requires considerable judgment.

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

    We treat our transferred credit card receivables as having been sold under Statement No. 140. However, because the application of Statement No. 140 requires subjective judgments, it is possible that someone viewing our facts and circumstances might conclude that we had not surrendered control and, as such, that our transfers do not qualify as sales of the receivables. In that event, the credit card receivables that we have transferred to QSPEs ($2.6 billion in face amount as of December 31, 2008) and any cash balances within the QSPEs would be treated as assets on our consolidated balance sheet, the securities issued (proceeds raised totaling $1.7 billion in face amount as of December 31, 2008) would be treated as liabilities on our consolidated balance sheet (as secured borrowings) and no gain or loss would have been recognized on the sale of the receivables. In addition, our securitized credit card receivables would be recorded on our consolidated balance sheet at fair value based on our 2008 election with respect to such receivables under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  This would result in a different capital structure for us, although we do not believe it would have a materially adverse effect on our consolidated results of operations, financial position or cash flows. We believe this in part because we have no debt covenants based on leverage ratios or on-balance-sheet debt levels. Moreover, the cash flows used to determine the fair value of our credit card receivables upon consolidation of our QSPEs would not be offset by debt repayments and costs of funds as they are in determining the fair value of our retained interests in our securitizations. As such, assuming otherwise similar valuation assumptions, we believe that consolidation of our QSPEs would be accretive to our shareholders’ equity.

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

Goodwill and Identifiable Intangible Assets and Impairment Analyses

Management uses judgment in assessing goodwill and other long-lived assets for impairment. Goodwill totaled $59.1 million at December 31, 2008 and represented 3.9% of our total assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we annually assess the recoverability of our goodwill. We review the recorded value of our goodwill annually at the beginning of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires us to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate applied is the estimated weighted average cost of capital based on the reporting units’ current cost of debt and an estimated cost of equity derived from market betas of the reporting units’ public market peers. The assumptions used to estimate future cash flows are consistent with each reporting unit’s internal planning. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Credit Cards Segment. In our Credit Cards segment, we incur basis risk because we fund managed assets at a spread over commercial paper rates or LIBOR, while the rates underlying our U.S. managed assets generally are indexed to the prime rate. This basis risk results from the potential variability over time in the spread between the prime rate on the one hand, and commercial paper rates and LIBOR on the other hand. We have not hedged our basis risk because we believe that these indices tend to move together and that the costs of hedging this risk are greater than the benefits we would get from the elimination of this risk. Recent liquidity market duress caused the base LIBOR rate to fluctuate significantly. While these fluctuations did not move in tandem with the prime rate as anticipated, we believe that this dislocation was a temporary phenomenon.

We incur gap risk within our Credit Cards segment because the debt underlying our securitization trust facilities reprices monthly; whereas, some of our receivables do not adjust automatically (as in the case of our U.K. Portfolio) unless we specifically adjust them with appropriate notification. Under ordinary circumstances, this gap risk is relatively minor, however, because we generally can reprice the substantial majority of our credit card receivables in response to a rate change. We note our gap risk currently is much more significant than normal as CB&T has refused to re-price a substantial number of credit card accounts in violation of our agreements with them; we are litigating against CB&T regarding this refusal and are seeking damages against them.

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

At December 31, 2008, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At December 31, 2008, $772.9 million of our total managed credit card receivables were priced at their floor rate, of which, $324.9 million of these receivables were closed and therefore ineligible to be repriced and the remaining $448.0 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, if we experience a long-term increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $324.9 million in closed receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate. To the extent we choose to reprice any of the $448.0 million of receivables underlying the open accounts for which variable rate pricing (assuming that there was no floor rate) is below their floor rate, we can mitigate against any possible adverse effects of these open accounts on our earnings and cash flows.

Auto Finance Segment. At December 31, 2008, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over floating commercial paper rates; whereas, our Auto Finance receivables are fixed-rate amortizing loans. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Our various debt facilities in the auto segment contain requirements to fix our floating rate exposure should floating rate indexes reach certain prescribed levels (generally 6.25%). Given the current accommodative rate environment, we may choose to effectively fix our floating rate exposure at current lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure, they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£80.2 million as of December 31, 2008) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in U.S. dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We also will have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transactional gains and losses flow through our consolidated statements of operations. We have not hedged our foreign currency risk; however, with the recent rise in the U.S. dollar against the U.K. sterling, we currently are weighing the benefits versus costs of hedging this risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements in Item 15, “Exhibits and Financial Statements Schedules.”

Management’s Report on Internal Control over Financial Reporting

Management of CompuCredit Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) for CompuCredit Corporation and our subsidiaries. Our internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including our principal executive and financial officers, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation under the framework in Internal Control—Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors
CompuCredit Corporation

We have audited CompuCredit Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CompuCredit Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CompuCredit Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CompuCredit Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 25, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Act) was carried out on behalf of CompuCredit Corporation and our subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2008. During the fourth quarter of our year ended December 31, 2008, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders in the sections entitled “Election of Directors,” “Executive Officers of CompuCredit,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders in the sections entitled “Compensation Discussion and Analysis,” “Executive and Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” and is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders in the sections entitled “Related Party Transactions” and “Corporate Governance” and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2009 Annual Meeting of Shareholders in the section entitled “Auditor Fees” and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1. Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
3.1	Articles of Incorporation.	August 27, 1998, Form S-1, exhibit 3.1

3.2	Articles of Amendment to Articles of Incorporation.	August 14, 2000, Form 10-Q, exhibit 3.1(a)

3.3	Bylaws.	May 15, 2006, Form 8-K, exhibit 3.1

4.1	Form of common stock certificate.	April 12, 1999, Form S-1, exhibit 4.1

4.2	Indenture dated May 27, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	May 31, 2005, Form 8-K, exhibit 4.1

4.3	Resale Registration Rights Agreement dated May 27, 2005.	May 31, 2005, Form 8-K, exhibit 4.2

4.4	Indenture dated November 23, 2005 with U.S. Bank National Association, as successor to Wachovia Bank, National Association.	November 28, 2005, Form 8-K, exhibit 4.1

4.5	Resale Registration Rights Agreement dated November 23, 2005.	November 28, 2005, Form 8-K, exhibit 4.2

10.1	Stockholders Agreement dated as of April 28, 1999.	January 18, 2000, Form S-1, exhibit 10.1

10.2†	2008 Equity Incentive Plan	April 16, 2008, Schedule 14A, Appendix A

10.2(a)†	Form of Restricted Stock Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.2

10.2(b)†	Form of Restricted Stock Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.3

10.2(c)†	Form of Stock Option Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.4

10.2(d)†	Form of Stock Option Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.5

10.2(e)†	Form of Restricted Stock Unit Agreement—Directors.	May 13, 2008, Form 8-K, exhibit 10.6

10.2(f)†	Form of Restricted Stock Unit Agreement—Employees.	May 13, 2008, Form 8-K, exhibit 10.7

10.3†	Amended and Restated Employee Stock Purchase Plan.	April 16, 2008, Schedule 14A, Appendix B

10.4†	Amended and Restated Employment Agreement for Richard R. House, Jr.	December 29, 2008, Form 8-K, exhibit 10.4

10.4(a)†	Restricted Stock Agreement, dated May 9, 2006 between CompuCredit Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.1

10.4(b)†	Option Agreement, dated May 9, 2006 between CompuCredit Corporation and Richard R. House, Jr.	May 15, 2006, Form 8-K, exhibit 10.2

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.5†	Amended and Restated Employment Agreement for David G. Hanna.	December 29, 2008, Form 8-K, exhibit 10.1

10.6†	Amended and Restated Employment Agreement for Richard W. Gilbert.	December 29, 2008, Form 8-K, exhibit 10.3

10.7†	Amended and Restated Employment Agreement for J.Paul Whitehead, III.	December 29, 2008, Form 8-K, exhibit 10.2

10.8†	Amended and Restated Employment Agreement for Krishnakumar Srinivasan.	December 29, 2008, Form 8-K, exhibit 10.5

10.9†	Outside Director Compensation Package.	Filed herewith

10.10	Amended and Restated Affinity Card Agreement, dated as of December 5, 2005, with Columbus Bank and Trust Company.	December 7, 2005, Form 8-K, exhibit 10.1

10.10(a)	Pledge and Security Agreement, dated as of September 23, 2002, in favor of Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.2

10.10(b)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.3

10.10(c)	Receivables Purchase and Security Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.4

10.10(d)	Shareholders Agreement, dated as of September 23, 2002, with Columbus Bank and Trust Company.	November 14, 2002, Form 10-Q, exhibit 10.5

10.11	Master Indenture, dated as of July 14, 2000, among CompuCredit Credit Card Master Note Business Trust, The Bank of New York, and CompuCredit Corporation.	November 14, 2000, Form 10-Q, exhibit 10.1

10.11(a)	First Amendment to Master Indenture dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.1(a)

10.11(b)	Second Amendment to Master Indenture dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.9(b)

10.11(c)	Third Amendment to Master Indenture dated as of March 18, 2002.	March 1, 2004, Form 10-K, exhibit 10.9(c)

10.11(d)	Form of Indenture Supplement.	November 22, 2000, Form 10-Q/A, exhibit 10.1(b)

10.11(e)	Series 2004-One Indenture Supplement, dated January 30, 2004, to the Master Indenture.	March 1, 2004, Form 10-K, exhibit 10.9(e)

10.11(f)	First Amendment to Series 2004-One Indenture Supplement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(f)

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.11(g)	Transfer and Servicing Agreement, dated as of July 14, 2000, among CompuCredit Funding Corp., CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust and The Bank of New York.	March 24, 2003, Form 10-K, exhibit 10.11

10.11(h)	First Amendment to Transfer and Servicing Agreement dated as of September 7, 2000.	November 14, 2000, Form 10-Q, exhibit 10.2(a)

10.11(i)	Second Amendment to Transfer and Servicing Agreement dated as of December 28, 2000.	March 30, 2001, Form 10-K, exhibit 10.8(b)

10.11(j)	Third Amendment to Transfer and Servicing Agreement dated as of April 1, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(c)

10.11(k)	Fourth Amendment to Transfer and Servicing Agreement dated as of August 3, 2001.	March 1, 2004, Form 10-K, exhibit 10.10(d)

10.11(l)	Fifth Amendment to Transfer and Servicing Agreement dated as of August 20, 2002.	March 1, 2004, Form 10-K, exhibit 10.10(e)

10.11(m)	Sixth Amendment to Transfer and Servicing Agreement dated as of April 1, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(f)

10.11(n)	Seventh Amendment to Transfer and Servicing Agreement dated as of June 26, 2003.	March 1, 2004, Form 10-K, exhibit 10.10(g)

10.11(o)	Eighth Amendment to Transfer and Servicing Agreement dated as of December 1, 2004.	March 2, 2006, Form 10-K, exhibit 10.10(o)

10.11(p)	Ninth Amendment to Transfer and Servicing Agreement dated as of June 10, 2005.	March 2, 2006, Form 10-K, exhibit 10.10(p)

10.12	Note Purchase Agreement, dated January 30, 2004, among Merrill Lynch Mortgage Capital Inc., CompuCredit Funding Corp., CompuCredit Corporation, and CompuCredit Credit Card Master Note Business Trust.	March 1, 2004, Form 10-K, exhibit 10.9(f)

10.12(a)	First Amendment to the Note Purchase Agreement, dated September 30, 2005.	March 2, 2006, Form 10-K, exhibit 10.11(a)

10.12(b)
Second Amendment to the Note Purchase Agreement, dated as of July 30, 2007, among CompuCredit Credit Card Master Note Business Trust, CompuCredit Funding Corp., CompuCredit Corporation and Merrill Lynch Mortgage Capital Inc.
August 1, 2007, Form 10-Q, exhibit 10.8

10.13	Share Lending Agreement.	November 22, 2005, Form 8-K, exhibit 10.1

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.14	Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of September 30, 2003, with Columbus Bank and Trust Company.	August 2, 2006, Form 10-Q, exhibit 10.3

10.14(a)	First Amendment to the Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.4

10.14(b)
Amended and Restated Receivables Purchase Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as of January 3, 2005, as amended and restated as of March 10, 2006, with CompuCredit Funding Corp. III.
August 2, 2006, Form 10-Q, exhibit 10.5

10.14(c)	First Amendment to Amended and Restated Receivables Purchase Agreement dated as of December 12, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(c)

10.14(d)
Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006, among CompuCredit Credit Card Master Note Business Trust III, U.S. Bank National Association, and CompuCredit Corporation.
August 2, 2006, Form 10-Q, exhibit 10.6

10.14(e)	Series 2006-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of March 10, 2006.	August 2, 2006, Form 10-Q, exhibit 10.7

10.14(f)	Supplement No. 1 to Series 2006-One Supplement to Master Indenture dated as of September 29, 2006.	February 29, 2008, Form 10-K, exhibit 10.15(f)

10.14(g)	Supplement No. 2 to Series 2006-One Supplement to Master Indenture dated as of November 2, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(g)

10.14(h)	Supplement No. 3 to Series 2006-One Supplement to Master Indenture dated as of December 31, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(h)

10.14(i)	Supplement No. 4 to Series 2006-One Supplement to Master Indenture dated as of September 10, 2008.	September 16, 2008, Form 8-K, exhibit 10.1

10.14(j)	Supplement No. 5 to Series 2006-One Supplement to Master Indenture dated as of September 10, 2008.	November 5, 2008, Form 10-Q, exhibit 10.2

10.14(k)	Series 2007-One Supplement to Master Indenture for CompuCredit Credit Card Master Note Business Trust III, dated as of August 9, 2007.	August 15, 2007, Form 8-K, exhibit 99.1

10.14(l)
Transfer and Servicing Agreement for CompuCredit Credit Card Master Note Business Trust III, dated as March 10, 2006, among CompuCredit Funding Corp. III, CompuCredit Corporation, CompuCredit Credit Card Master Note Business Trust III and U.S. Bank National Association.
August 2, 2006, Form 10-Q, exhibit 10.8

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
10.14(m)	First Amendment to Transfer and Servicing Agreement dated as of December 12, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(k)

10.14(n)	Second Amendment to Transfer and Servicing Agreement dated as of December 31, 2007.	February 29, 2008, Form 10-K, exhibit 10.15(l)

10.14(o)	Form of Note Purchase Agreement.	August 2, 2006, Form 10-Q, exhibit 10.9

10.15	Affinity Card Agreement, dated as of September 15, 2006, with First Bank & Trust.	November 6, 2006, Form 10-Q, exhibit 10.1

10.16	Affinity Card Agreement, dated as of February 16, 2005, with First Bank of Delaware.	November 6, 2006, Form 10-Q, exhibit 10.2

10.17	Agreement relating to the Sale and Purchase of Monument Business, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.1

10.17(a)	Account Ownership Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.2

10.17(b)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with R Raphael & Sons PLC.	August 1, 2007, Form 10-Q, exhibit 10.3

10.17(c)	Receivables Purchase Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, with Partridge Funding Corporation.	August 1, 2007, Form 10-Q, exhibit 10.4

10.17(d)
Master Indenture for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Acquired Portfolio Business Trust, Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and CompuCredit International Acquisition Corporation.
August 1, 2007, Form 10-Q, exhibit 10.5

10.17(e)	Series 2007-One Indenture Supplement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007.	August 1, 2007, Form 10-Q, exhibit 10.6

10.17(f)
Transfer and Servicing Agreement for Partridge Acquired Portfolio Business Trust, dated April 4, 2007, among Partridge Funding Corporation, CompuCredit International Acquisition Corporation, Partridge Acquired Portfolio Business Trust and Deutsche Bank Trust Company Americas.
August 1, 2007, Form 10-Q, exhibit 10.7

Exhibit Number	Description of Exhibit	Incorporated by reference from CompuCredit’s SEC filings unless otherwise indicated:
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of BDO Seidman, LLP.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

99.1	Charter of the Audit Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.1

99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors.	March 1, 2004, Form 10-K, exhibit 99.2

†	Management contract, compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors
CompuCredit Corporation

We have audited the accompanying consolidated balance sheets of CompuCredit Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuCredit Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CompuCredit Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
February 25, 2009

CompuCredit Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents (including restricted cash of $19,913 and $29,128 at December 31, 2008 and 2007, respectively	$94,428	$137,526
Securitized earning assets	813,793	1,015,579
Non-securitized earning assets, net:
Loans and fees receivable, net (of $24,757 and $27,199 in deferred revenue and $55,753 and $51,489 in allowances for uncollectible loans and fees receivable at December 31, 2008 and 2007, respectively)	340,734	357,027
Investments in previously charged-off receivables	47,676	14,523
Investments in securities	4,678	27,714
Deferred costs, net	8,467	14,923
Property at cost, net of depreciation	48,297	84,466
Investments in equity-method investees	53,093	63,023
Intangibles, net	4,547	8,248
Goodwill	59,129	97,169
Prepaid expenses and other assets	52,575	45,247
Assets held for sale	—	8,735
Total assets	$1,527,417	$1,874,180
Liabilities
Accounts payable and accrued expenses	$120,235	$159,396
Notes payable and other borrowings	199,939	235,591
Convertible senior notes	389,851	550,000
Deferred revenue primarily from forward flow agreement	23,492	33,277
Current and deferred income tax liabilities	103,178	70,232
Liabilities related to assets held for sale	—	373
Total liabilities	836,695	1,048,869
Minority interests	24,878	32,732

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized: 60,379,613 shares issued and 51,645,697 shares outstanding at December 31, 2008 (including 3,651,069 loaned shares to be returned); and 61,938,533 shares issued and 53,055,505 shares outstanding at December 31, 2007 (including 5,677,950 loaned shares to be returned)	—	—
Additional paid-in capital	413,857	409,964
Treasury stock, at cost, 8,733,916 and 8,883,028 shares at December 31, 2008 and 2007, respectively	(222,310)	(225,457)
Accumulated other comprehensive (loss) income	(31,431)	1,637
Retained earnings	505,728	606,435
Total shareholders’ equity	665,844	792,579
Total liabilities and shareholders’ equity	$1,527,417	$1,874,180

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
Interest income:
Consumer loans, including past due fees	$92,918	$440,084	$278,894
Other	5,071	22,682	19,091
Total interest income	97,989	462,766	297,985
Interest expense	(42,772)	(81,516)	(52,472)
Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	55,217	381,250	245,513
Fees and related income on non-securitized earning assets	196,366	790,929	581,493
Provision for loan losses	(72,262)	(958,858)	(506,118)
Net interest income, fees and related income on non-securitized earning assets	179,321	213,321	320,888
Other operating income:
Fees and related income on securitized earning assets	(108,505)	301,486	200,232
Servicing income	181,883	96,944	89,100
Ancillary and interchange revenues	55,283	67,840	43,293
Gain on repurchase of convertible senior notes	112,240	—	—
Equity in income of equity-method investees	22,319	34,360	106,883
Total other operating income	263,220	500,630	439,508
Other operating expense:
Salaries and benefits	67,434	74,371	49,564
Card and loan servicing	281,774	307,842	234,963
Marketing and solicitation	46,376	141,635	109,748
Depreciation	32,667	42,433	25,964
Goodwill impairment	30,868	48,449	10,546
Other	124,959	131,485	109,516
Total other operating expense	584,078	746,215	540,301
(Loss) income from continuing operations before minority interests and income taxes	(141,537)	(32,264)	220,095
Minority interests	2,145	(1,600)	(12,898)
(Loss) income from continuing operations before income taxes	(139,392)	(33,864)	207,197
Income tax benefit (expense)	44,224	8,896	(74,198)
(Loss) income from continuing operations	(95,168)	(24,968)	132,999
Discontinued operations:
Loss from discontinued operations before income taxes	(9,868)	(40,043)	(39,267)
Income tax benefit	3,454	14,015	13,743
Loss from discontinued operations	(6,414)	(26,028)	(25,524)
Net (loss) income	$(101,582)	$(50,996)	$107,475
(Loss) income from continuing operations per common share—basic	$(2.03)	$(0.51)	$2.73
(Loss) income from continuing operations per common share—diluted	$(2.03)	$(0.51)	$2.65
Loss from discontinued operations per common share—basic	$(0.14)	$(0.53)	$(0.52)
Loss from discontinued operations per common share—diluted	$(0.14)	$(0.53)	$(0.51)
Net (loss) income per common share—basic	$(2.17)	$(1.04)	$2.21
Net (loss) income per common share—diluted	$(2.17)	$(1.04)	$2.14

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	Common stock
	Shares issued	Amount	Additional paid-in capital	Treasury stock	Warrants	Accumulated other comprehensive (loss) income	Retained earnings	Total shareholders’ equity
Balance at December 31, 2005	59,080,610	$—	$312,740	$(125,068)	$25,610	$12	$553,917	$767,211
Stock options exercises and proceeds related thereto	74,550	—	716	—	—	—	—	716
Use of treasury stock for stock-based compensation plans	(82,060)	—	(984)	984	—	—		—
Issuance of restricted stock	391,116	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	8,308	—	—	—	—	8,308
Tax benefit related to stock-based compensation plans	—	—	230	—	—	—	—	230
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	107,475	107,475
Balance at December 31, 2006	59,464,216	—	321,010	(124,084)	25,610	12	661,392	883,940
Stock options exercises and proceeds related thereto	462,625	—	2,955	—	—	—	—	2,955
Warrant exercises and proceeds related thereto, including tax benefit of $2,484	2,400,000	—	81,974	—	(25,610)	—	—	56,364
Use of treasury stock for stock-based compensation plans	(598,724)	—	(9,300)	10,177	—	—	(877)	—
Issuance of restricted stock	210,416	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	10,869	—	—	—	—	10,869
Tax benefit related to stock-based compensation plans	—	—	2,456	—	—	—	—	2,456
Purchase of treasury stock	—	—	—	(111,550)	—	—	—	(111,550)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,625	—	1,625
Cumulative effect of adopting FASB Interpretation Number 48	—	—	—	—	—	—	(3,084)	(3,084)
Net loss	—	—	—	—	—	—	(50,996)	(50,996)
Balance at December 31, 2007	61,938,533	—	409,964	(225,457)	—	1,637	606,435	792,579
Stock options exercises and proceeds related thereto	29,334	—	74	—	—	—	—	74
Use of treasury stock for stock-based compensation plans	(207,125)	—	(4,586)	3,711	—	—	875	—
Issuance of restricted stock	645,752	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	9,839	—	—	—	—	9,839
Tax effects of stock-based compensation plans	—	—	(1,434)	—	—	—	—	(1, 434)
Purchase of treasury stock	—	—	—	(564)	—	—	—	(564)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(33,068)	—	(33,068)
Retired shares	(2,026,881)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(101,582)	(101,582)
Balance at December 31, 2008	60,379,613	$—	$413,857	$(222,310)	$—	$(31,431)	$505,728	$665,844

See accompanying notes.

Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	For the year ended December 31,
	2008	2007	2006
Net (loss) income	$(101,582)	$(50,996)	$107,475
Other comprehensive (loss) income:
Foreign currency translation adjustment	(45,408)	2,060	—
Income tax benefit (expense) related to other comprehensive income	12,340	(435)	—
Comprehensive (loss) income	$(134,650)	$(49,371)	$107,475

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	For the year ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(101,582)	$(50,996)	$107,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	32,667	45,604	32,843
Impairment of goodwill	32,000	53,609	10,546
Provision for loan losses	72,262	976,981	512,579
Amortization of intangibles	3,701	6,515	5,016
Accretion of deferred revenue	(11,699)	(27,296)	(25,606)
Stock-based compensation expense	9,839	10,869	8,308
Minority interests	(2,145)	1,600	12,898
Retained interests adjustments, net	598,240	(341,801)	100,457
Unrealized loss (gain) on debt and equity securities classified as trading securities	1,950	21,869	(4,201)
Provision (benefit) for deferred taxes	(30,171)	34,831	33,062
Gain on repurchase of convertible senior notes	(112,240)	—	—
Income in excess of distributions from equity-method investments	(600)	—	(2,369)
Changes in assets and liabilities, exclusive of business acquisitions:
Net decrease (increase) in debt, equity and U.S. government securities classified as trading securities	18,312	138,243	(113,873)
Decrease (increase) in uncollected fees on non-securitized earning assets	6,767	(69,183)	(335,131)
Decrease (increase) in deferred costs	3,196	(3,544)	5,250
Increase (decrease) in current income tax liability	74,224	(75,242)	(49,132)
Increase in deferred revenue	1,914	9,471	13,281
Increase in prepaid expenses	(11,942)	(4,439)	(8,942)
(Decrease) increase in accounts payable and accrued expenses	(24,385)	40,330	20,278
Other	8,571	(563)	5,839
Net cash provided by operating activities	568,879	766,858	328,578
Investing activities
Investments in equity-method investees	—	—	(16,678)
Proceeds from equity-method investees	10,530	20,015	5,352
Investments in securitized earning assets	(1,627,237)	(1,381,654)	(1,394,754)
Proceeds from securitized earning assets	1,225,111	1,205,602	1,268,790
Investments in non-securitized earning assets	(1,219,110)	(2,378,089)	(2,097,689)
Proceeds from non-securitized earning assets	1,095,773	1,750,276	1,658,565
Acquisitions of assets	—	(192,211)	(2,643)
Purchases and development of buildings, software, furniture, fixtures and equipment, net of disposals	(9,872)	(65,543)	(28,039)
Net cash used in investing activities	(524,805)	(1,041,604)	(607,096)
Financing activities
Minority interests distribution, net	(5,709)	(10,699)	(17,773)
Proceeds from exercise of stock options	74	2,955	716
Purchase of treasury stock	(564)	(111,550)	—
Proceeds from exercise of warrants	—	53,880	—
Proceeds from borrowings	115,444	750,896	248,577
Repayment of borrowings	(193,442)	(386,972)	(83,245)
Net cash (used in) provided by financing activities	(84,197)	298,510	148,275
Effect of exchange rate changes on cash	(2,975)	3,350	—
Net (decrease) increase in cash	(43,098)	27,114	(130,243)
Cash and cash equivalents at beginning of year	137,526	110,412	240,655
Cash and cash equivalents at end of year	$94,428	$137,526	$110,412

Supplemental cash flow information
Cash paid for interest	$45,163	$78,197	$44,280
Net cash (refunded) paid for income taxes	$(91,520)	$17,497	$76,525

Supplemental non-cash information
Notes payable associated with capital leases	$3,433	$11,771	$16,486
Notes payable associated with investments in securities	$—	$13,595	$111,063
Issuance of stock options and restricted stock	$7,291	$7,379	$23,991

Supplemental schedule of non-cash investing and financing activities

In 2007, we transferred assets and liabilities associated with our investments in lower-tier credit card receivables in exchange for a retained interest in credit card receivables securitized as follows:

Net carrying value of receivables	$666,865
Notes payable	(493,000)
Retained interest in credit card receivables securitized	$173,865

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	Description of Our Business

Our accompanying consolidated financial statements include the accounts of CompuCredit Corporation and those entities we control, principally our majority-owned subsidiaries. We provide various credit and related financial services and products to, or associated with, financially underserved consumer markets—markets represented by credit risks that regulators classify as “sub-prime.” We serve these markets principally through our marketing and solicitation of credit card accounts and our servicing of various credit card receivables underlying both originated and acquired accounts. Because only financial institutions can issue general-purpose credit cards, we contract with third-party financial institutions pursuant to which the financial institutions issue general purpose credit cards, and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including card registration, memberships in preferred buying clubs, travel services, debt waiver and credit life, disability and unemployment insurance. Our product and service offerings also include small-balance, short-term cash advance loans (generally averaging less than $500 for less than 30 days and to which we refer as “micro-loans”) marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised and independent auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and sell used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the securitization trusts that we service and third parties.

2.	Significant Accounting Policies and Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. We base these estimates on information available to us as of the date of the financial statements. Actual results could differ materially from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on securitized receivables, significantly affect our gains recorded on our securitizations and our income from retained interests in credit card receivables securitized (both of which are components of fees and related income on securitized earning assets on our consolidated statements of operations), as well as the amount of securitized earning assets on our consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on both the provisions for loan losses within our consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our consolidated balance sheets.

We have reclassified certain amounts in prior period financial statements to conform to the current period presentation, and we have eliminated all significant intercompany balances and transactions.  These reclassifications did not have a material effect on our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market investments and overnight deposits. We consider all highly liquid cash investments with low interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Restricted Cash

Restricted cash as of December 31, 2008 and 2007 includes $8.7 million and $11.1 million, respectively, of escrowed gross proceeds (including interest earned thereon) associated with a forward flow contract between one of our subsidiaries and a subsidiary of Encore Capital Group, Inc (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”), certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then outstanding allegations made by the Federal Trade Commission (“FTC”) as discussed further in Note 16, “Commitments and Contingencies”). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties currently are endeavoring to resolve these disputes through arbitration. Notwithstanding our settlement in December 2008 of all outstanding matters with the FTC, because of these ongoing disputes with Encore, we have not recognized subsequent to July 10, 2008 any income representing escrowed funds classified within restricted cash that we believed we earned after that date but that Encore has not released from the escrowed funds.

 Asset Securitization

As of December 31, 2008, we had transferred substantially all of our credit card receivables to securitization trusts. Throughout our notes to our consolidated financial statements, we refer to such transfers to off-balance-sheet securitization trusts (qualifying special purposes entities, or “QSPEs”) as “securitizations,” as contrasted with our use of the term “structured financings,” which refers to non-recourse, asset-backed, on-balance-sheet debt financings.

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

Under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“Statement No. 140”), we recognize gains at the time of each receivable (or “financial asset”) sale. These gains depend on the previous carrying amount of the financial assets sold and the fair value of the assets and cash proceeds received. The cash flows used to measure the gains represent estimates of payment rates, collectible finance charges and fees, credit losses, servicing fees and interest costs payable out of the securitization trusts and any required amortizing principal payments to investors.

We initially record a servicing asset or servicing liability within a securitization structure when the servicing fees we expect to receive do not represent adequate compensation for servicing the receivables. We record these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluate and update our estimates of the fair values at the end of each financial reporting period. We include changes in these fair values within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 10, “Securitizations and Structured Financings”), with our recording of our actual servicing expenses into operations as they are incurred. Because quoted market prices generally are not available for our servicing assets and servicing liabilities, we estimate fair values based on the estimated present value of future cash flows using our best estimates of key assumptions as outlined in Note 10, “Securitizations and Structured Financings.” We net our servicing assets and servicing liabilities together in our determination of securitized earning assets on our consolidated balance sheets. In accordance with Statement No. 140 and Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” we do not consolidate any of the QSPEs that participate in our securitizations.

We account for our retained interests in securitized credit card receivables as trading securities and have elected under  Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,”  (“Statement No. 159”) to report them at estimated fair values, with changes in fair values included in our statements of operations in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“Statement No. 115”). The estimates we use to determine the gains and losses and the related fair values of I/O strips and retained interests are influenced by factors outside of our control, and such estimates could materially change from period to period. We include the income effects of I/O strip and retained interest valuations within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized as scheduled in Note 10, “Securitizations and Structured Financings”).

At each reporting period end, we reflect “accrued interest and fees” on securitized receivables at fair value within securitized earning assets on our consolidated balance sheet; these accrued interest and fees represent the estimated collectible portion of fees earned but not billed to the cardholders underlying the credit card receivables portfolios we have securitized. We also include at fair value within our securitized earning assets the estimated collectible portion of finance charges and fees billed to cardholders within the securitized portfolios but not yet collected (our “retained interests in finance charge receivables”) at each reporting period end.

Foreign Currency Translation

We translate the financial statements of our foreign subsidiaries into U.S. currency in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” We translate assets and liabilities at period-end exchange rates and income and expense items at average rates of exchange prevailing during each respective reporting period. We include translation adjustments in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets. We also include gains and losses resulting from foreign currency transactions in our accompanying consolidated statements of operations.

Non-Securitized Earning Assets, Net

We include loans and fees receivable, net, investments in previously charged-off receivables, and investments in securities and U.S. government securities resale agreements within non-securitized earning assets, net, on our consolidated balance sheets.

Loans and Fees Receivable, Net. Loans and fees receivable, net, currently consist principally of receivables associated with our retail and Internet micro-loan activities and our auto finance business.

As applicable, we show loans and fees receivable net of both an allowance for uncollectible loans and fees receivable and unearned fees (or “deferred revenue”) in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Receivables and Initial Direct Costs of Leases.”

 We account for the loans and fees receivable associated with our acquisition of a $189.0 million auto loan portfolio from Patelco Credit Union (“Patelco”) under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loans and fees receivable. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we apply SOP 03-3, as well as the carrying amounts of and gross loans and fees receivable balances of our loans for which we apply SOP 03-3.

	For the year ended December 31, 2008	For the year ended December 31, 2007
Roll-forward of Accretable Yield:
Balance at beginning of period	$(28,737)	$—
Accretable yield at acquisition date	—	(66,868)
(Recovery) impairment of accretable	(2,199)	15,028
Accretion of yield	15,002	23,103
Balance at end of period	$(15,934)	$(28,737)

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at December 31, 2008	$61,688
Gross loans and fees receivable balance at acquisition date	$191,976
Gross loans and fees receivable balance at December 31, 2008	$74,126

The impairment of accretable yield in 2007 arose based on our then-revised forecast, which indicated delayed and lower cash flows relative to our acquisition date expectations for the acquired portfolio of loans.  In the fourth quarter of 2008 we revised our expectation related to these cash flows which increased the anticipated yield from this portfolio, in accordance with SOP 03-3.  As actual cash flows come in, we will continue to measure against revised forecasts and adjust our accretable yield as necessary to appropriately reflect anticipated yield.

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

In December 2007, we securitized a significant portfolio of lower-tier credit card receivables. In financial reporting periods prior to this securitization transaction, the receivables associated with these lower-tier credit card offerings as shown on our consolidated balance sheets included finance charges and fees (both billed and accrued) and principal balances. The fees associated with these product offerings include activation and annual fees (which we recognize as income over the twelve-month period to which they apply), as well as monthly maintenance, late-payment, over-limit, cash-advance and returned-check fees (which we recognize as income when they are assessed to cardholders). In periods prior to securitization, we included these fees within the interest income on consumer loans, including past due fees category and the fees and related income on non-securitized earning assets category on our consolidated statements of operations.

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

The components of loans and fees receivable, net (in millions) as of the date of each of our consolidated balance sheets are as follows:

	Balance at December 31, 2007	Additions	Acquisitions	Subtractions	Securitization	Balance at December 31, 2008
Loans and fees receivable, gross	$435.7	$1,239.8	—	$(1,254.2)	—	$421.3
Deferred revenue	(27.2)	(86.7)	—	89.1	—	(24.8)
Allowance for uncollectible loans and fees receivable	(51.5)	(72.3)	—	68.0	—	(55.8)
Loans and fees receivable, net	$357.0	$1,080.8	—	$(1,097.1)	—	$340.7

	Balance at December 31, 2006	Additions	Acquisitions	Subtractions	Securitization	Balance at December 31, 2007
Loans and fees receivable, gross	$997.0	$3,634.5	$167.4	$(3,083.0)	(1,280.2)	$435.7
Deferred revenue	(118.0)	(380.3)	—	346.4	124.7	(27.2)
Allowance for uncollectible loans and fees receivable	(225.3)	(958.9)	—	655.7	477.0	(51.5)
Loans and fees receivable, net	$653.7	$2,295.3	$167.4	$(2,080.9)	(678.5)	$357.0

As of December 31, 2008 and 2007, the weighted average remaining accretion periods for the $24.8 million and $27.2 million, respectively, of deferred revenue reflected in the above tables were 30.5 and 29.3 months, respectively.

A roll-forward of our allowance for uncollectible loans and fees receivable (in millions) is as follows:

	For the year ended December 31,
	2008	2007	2006
Balance at beginning of period	$(51.5)	$(225.3)	$(54.3)
Provision for loan losses	(72.3)	(958.9)	(512.6)
Charge offs	76.3	672.8	352.9
Securitization of lower-tier credit card receivables	—	477.0	—
Recoveries	(8.3)	(17.1)	(11.3)
Balance at end of period	$(55.8)	$(51.5)	$(225.3)

Investments in Previously Charged-Off Receivables. Through Jefferson Capital, our debt collections subsidiary, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A majority of our acquisitions of previously charged-off credit card receivables historically have been from the securitization trusts underlying our retained interest investments. As servicer for the receivables within the securitization trusts underlying our retained interest investments, we subject sales of previously charged-off receivables to a competitive bid process involving other potential third-party portfolio purchasers to ensure that sales are at fair market prices.

Static pools consisting of homogenous previously charged-off accounts and receivables are established for each acquisition by our debt collections business. Once a static pool is established, the receivables within the pool are not changed. Each static pool is recorded at cost and accounted for as a single unit for payment application and income recognition purposes. We account for our investments in previously charged-off receivables by applying the cost recovery method on a portfolio-by-portfolio basis under the guidance of SOP 03-3 and Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Under the cost recovery method, income associated with a particular portfolio is not recognized until cash collections have exceeded the investment. Additionally, until such time as cash collected for a particular portfolio exceeds our investment in the portfolio, we incur commission costs and other internal and external servicing costs associated with the cash collections on the portfolio investment that are charged as operating expenses without any offsetting income amounts. In addition, we perform an impairment test on each static pool each quarter; if the remaining forecasted collections are less than our current carrying value, we record an impairment charge.

We use the cost recovery method for each particular static pool until such time that our experience with that pool will be sufficient to justify use of the interest method (such method being one by which income associated with each static pool is accrued monthly based on each static pool’s effective interest rate) based on criteria communicated to us during 2003 by the Staff of the Securities and Exchange Commission (“SEC”); to date, we have not met this communicated criteria.

The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

	2008	2007
Unrecovered balance at beginning of period	$14,523	$12,871
Acquisitions of defaulted accounts	77,436	45,770
Cash collections	(71,778)	(85,144)
Accretion of deferred revenue associated with Encore forward flow contract	(11,321)	(16,587)
Cost-recovery method income recognized on defaulted accounts (included within fees and related income on non-securitized earning assets on our consolidated statements of operations)	38,816	57,613
Unrecovered balance at end of period	$47,676	$14,523
Estimated remaining collections (“ERC”)	$104,761	$67,903

Our previously charged-off receivables consist of amounts associated with normal delinquency charged-off accounts, accounts for which debtors have filed for bankruptcy protection under Chapter 13 of the United States Bankruptcy Code (“Chapter 13 Bankruptcies”) and accounts participating in or acquired in connection with our balance transfer program prior to such time as we issue credit cards relating to the accounts.

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 49.4% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

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

	December 31,
	2008	2007
Held to maturity:
Investments in debt securities of equity-method investees	$4,385	$6,819
Trading:
Investments in equity securities	293	2,956
Investments in asset-backed securities	—	17,939
Total investments in debt and equity securities	$4,678	$27,714

Our investments in asset-backed securities generally included a mix of investment grade, non-investment grade, subordinated and distressed asset-backed securities, including CDOs (Collateralized Debt Obligations), CMBS (Collateralized Mortgage Backed Securities), CMOs (Collateralized Mortgage Obligations) and repurchase agreements with respect to the foregoing. The market for these securities became extremely volatile in 2007 and values ascribed to these securities declined significantly during 2007. At the close of the second quarter of 2008, we valued our remaining investments in asset-backed securities (and associated debt) at zero as the remaining assets were liquidated in response to margin calls. Because margin loans underlying these investments were non-recourse, we do not expect to realize any further losses in connection with these investments. Our realized and unrealized losses incurred on these securities totaled $4.3 million during 2008, compared to total realized and unrealized losses of $70.0 million in 2007 and total realized and unrealized gains of $6.7 million in 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits (totaling $26.9 million as of December 31, 2008 and $11.3 million as of December 31, 2007) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $6.3 million as of December 31, 2008 and $0.0 million as of December 31, 2007 associated with our ongoing origination and servicing efforts in the United Kingdom) and (2) vehicle inventory held by our buy-here, pay-here auto dealerships which we expense as cost of goods sold as we earn associated sales revenues.

Deferred Costs

The principal components of deferred costs have included unamortized costs associated with our (1) issuances of convertible senior notes and other debt (see Note 15, “Convertible Senior Notes,” and Note 14, “Notes Payable,” respectively) and (2) receivables origination activities. We generally amortize deferred costs associated with our convertible senior notes into interest expense over the expected life of the instruments; however, we accelerate the recovery of an appropriate pro-rata portion of these costs against gains on repurchases of our convertible senior notes; $3.3 million of such costs were recovered against repurchase gains in 2008. We defer direct receivables origination costs for our credit card receivables and amortize them against credit card fee income on a straight-line basis over the privilege period, which is typically one year.

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

We record our property at cost less accumulated depreciation or amortization. We compute depreciation expense using the straight-line method over the estimated useful lives of our assets, which are approximately forty years for buildings, five years for furniture, fixtures and equipment, and three years for software. We amortize leasehold improvements over the shorter of their estimated useful lives or the terms of their respective underlying leases.

We periodically review our property to determine if an impairment exists. During 2008 and 2007, we recorded $2.6 million and $4.9 million, respectively, of impairment charges associated with our property, $2.6 million and $3.4 million, respectively, of which are classified within depreciation expense and $1.5 million of which are included in our loss from discontinued operations on our 2007 consolidated statement of operations. We experienced no such impairments in 2006.

Investments in Equity-Method Investees

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We use the equity method for (1) our 61.25% interest in a limited liability company in which we initially invested in 2002 and increased our investment in 2006, (2) our investments in two 33.3%-owned limited liability companies made during the fourth quarter of 2004 and (3) our 47.5% investment in a limited liability company made during the first quarter of 2005. We record our respective interests in the income or losses of such investees within the equity in income of equity-method investees category on our consolidated statements of operations for each period. The carrying amount of our equity-method investments is recorded on our consolidated balance sheets as investments in equity-method investees. A $14.0 million investment premium in excess of the underlying equity in the net assets of our 61.25%-owned equity-method investee is being recovered against the earnings of this entity’s underlying assets over their remaining lives; as of December 31, 2008, the remaining unrecovered balance of this investment premium was $7.3 million.

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

Intangibles

We amortize identifiable intangible assets over their and in proportion to their estimated periods of benefit. The estimated benefit periods range from three years for customer and dealer relationships to three to five years for non-compete agreements. For those intangible assets such as trademarks and trade names that we determined have an indefinite benefit period, no amortization expense is recorded. We periodically (at least annually) evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment. During 2008, 2007 and 2006, we charged off $0.0 million, $1.0 million and $0.8 million, respectively, of impaired intangible assets that were originally determined to have an indefinite benefit period. Also during 2008 and 2007, we charged off $1.3 million and $1.6 million of dealer relationship intangibles, such amount representing a subset of our larger dealer relationship intangibles asset that is being amortized over a three-year period following our acquisition of this asset. Intangibles impairment charges are included within the card and loan servicing costs category on our consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Goodwill is tested at least annually for impairment. During 2008, 2007 and 2006, we recorded goodwill impairment charges of $32.0 million (of which $1.1 million is included in our loss from discontinued operations), $53.6 million (of which $5.2 million is included in our loss from discontinued operations) and $10.5 million, respectively, to report goodwill at its fair value.

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

Income Taxes

We account for income taxes based on the liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In January 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“Interpretation No. 48”).  Interpretation No. 48 requires companies to assess the probability that a tax position taken may not ultimately be sustained on audit. For those positions that are not more than 50% likely to be realized upon ultimate settlement, no benefit may be recognized.  We revaluate the uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Our overall effective tax rates (computed considering both continuing and discontinued operations in the aggregate) were 31.9%, 31.0% and 36.0% for 2008, 2007 and 2006, respectively. There is minimal variation in the effective tax rates between 2008 and 2007 and any changes are substantially related to differing expectations in different periods as to the ratio of our permanent differences to pre-tax GAAP income or loss levels and to the closing of the statutes of limitations for tax years prior to 2005 in 2008. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between 2007 and 2008.

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom, the Netherlands and India. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2005. Currently, we are under audit by various jurisdictions for various years. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years; if any such changes arise, however, we do not expect them to be material.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During 2008 and 2007, we recognized $2.5 million and $2.3 million, respectively, in potential interest and penalties associated with uncertain tax positions.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense.  We recognized such a reduction in the amount of $2.6 million related to the closing of the statute of limitations for the 2004 tax year.

We generally do not provide income taxes on the undistributed earnings of non-United States subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities.  These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount, if any, of taxes payable.

Lease Impairments

During the second quarter of 2008, we subleased 183,461 square feet of office space at our corporate headquarters. As a result of inadequate rental payments associated with these subleases as compared to our obligations, we recognized a second quarter 2008 impairment charge of $5.5 million. During the third quarter of 2007, we realized an impairment charge of $4.8 million related to a sublease we entered into upon exiting our former Atlanta, GA headquarters office space due to inadequate sublease rental payments. Both charges are included within the other category as a component of other operating expense on our consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively. We are recognizing the rental income associated with these subleases on a straight-line basis as an offset to rental expense also recorded within the other category of expenses as a component of other operating expense.

Fees and Related Income on Non-Securitized Earning Assets

Fees and related income on non-securitized earning assets primarily include:  (1) lending fees associated with our retail and Internet micro-loan activities; (2) fees associated with our lower-tier credit card receivables during periods in which we have held them on balance sheet; (3) income associated with our investments in previously charged-off receivables; (4) gains and losses associated with our investments in securities; and (5) gross profits from auto sales within our Auto Finance segment.

Lending fees underlying our retail micro-loan activities include fees earned on loans made by us directly to consumers, and previously included servicing fees earned associated with third-party-originated micro-loans prior to our discontinuance of such servicing activities in the fourth quarter of 2007, as well as servicing fees earned from a lending bank associated with our servicing and collection activities for the bank’s originated micro-loans prior to our discontinuance of those activities in the second quarter of 2006 based on guidance issued by the FDIC. We recognize (as a component of fees and related income on non-securitized earning assets) fees on the micro-loans that we make to consumers as they are earned—generally over a two-week period. Prior to our discontinuance of servicing activities associated with third-party originated micro-loans, we included the fees associated with those activities within fees and related income on non-securitized earning assets on our consolidated statements of operations, while we reflected the servicing fees we charged with respect to bank-originated micro-loans as a component of servicing income on our consolidated statements of operations. For periods in which we engaged in servicing activities, we recognized micro-loan servicing fees over the period during which the services were provided or the loans were collected; most of these activities were conducted and gave rise to revenue recognition over a two-week period.

As noted above, during February 2006, we learned from our bank partner that the FDIC had effectively asked insured financial institutions to cease deferred presentment cash advance and installment micro-loan activities conducted through processing and servicing agents. As a result of this development, our North Carolina subsidiary closed all of its original fifty-two branch locations and our West Virginia subsidiary closed all of its original eleven branch locations during 2006. However, in our two other affected states, Arkansas and Florida, we began offering loans directly to customers under alternative lending models, in compliance with state regulations and/or licensing requirements.

With a few minor exceptions noted herein, fees associated with our lower-tier credit card offerings in periods we have held them on balance sheet are similar in nature and in accounting treatment to those identified in Fees and Related Income on Securitized Earning Assets discussed below. Activation fees are unique to our lower-tier credit card offerings. Activation fees are recognized over the estimated life of a customer (approximately one year).

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the year ended December 31,
	2008	2007	2006
Retail micro-loan fees	$76,678	$96,323	$86,422
Internet micro-loan fees	42,623	9,772	—
Fees on lower-tier credit card receivables while held on balance sheet	6,367	673,916	436,697
Income on investments in previously charged-off receivables	38,816	57,613	41,811
Gross profit on auto sales	32,389	10,754	—
(Losses) gains on investments in securities	(6,622)	(70,042)	6,674
Other	6,115	12,593	9,889
Total fees and related income on non-securitized earning assets	$196,366	$790,929	$581,493

Fees and Related Income on Securitized Earning Assets

Fees and related income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the year ended December 31,
	2008	2007	2006
Securitization gains	$—	$106,489	$6,193
Income from retained interests in credit card receivables securitized	(137,032)	176,040	173,670
Fees on securitized receivables	28,527	18,957	20,369
Total fees and related income on securitized earning assets	$(108,505)	$301,486	$200,232

We assess fees on credit card accounts underlying our securitized receivables according to the terms of the related cardholder agreements and, except for annual membership fees, we recognize these fees as contributing to income from retained interests in credit card receivables securitized or as fees on securitized receivables when they are charged to the cardholders’ accounts. We accrete annual membership fees associated with our securitized credit card receivables as a contribution to our income from retained interests in credit card receivables securitized on a straight-line basis over the cardholder privilege period. We amortize direct receivables origination costs against fees on securitized receivables. See Asset Securitization above and Note 10, “Securitizations and Structured Financings,” for further discussion on securitization gains and income from retained interests in credit card receivables (including the effects of changes in retained interests’ valuations).

Ancillary and Interchange Revenues

We offer various ancillary products and services to our customers, including memberships, insurance products, debt waiver and subscription services. When we market our own products, we record the fees, net of estimated cancellations, as deferred revenue upon the customer’s acceptance of the product and we amortize them on a straight-line basis over the life of the product (which ranges from one to twelve months). When we market products for third parties under commission arrangements, we recognize the revenue when we earn it, which is generally during the same month the product is sold to the customer. We consider revenue to be earned once delivery has occurred (i.e., when there is no further performance obligation), the commission is fixed and collectibility is reasonably assured. Once these conditions are satisfied, we recognize our commission as ancillary product revenue. Additionally, we receive a portion of the merchant fee assessed by retail electronic payment network providers based on cardholder purchase volumes underlying credit card receivables, and we recognize these interchange fees as we receive them.

Card and Loan Servicing Expenses

Card and loan servicing costs primarily include collections and customer service expenses. Within this category of expenses are personnel, service bureau, cardholder correspondence and other direct costs associated with our collections and customer service efforts. Card and loan servicing costs also include outsourced collections and customer service expenses. We expense card and loan servicing costs as we incur them, with the exception of prepaid costs, which we expense over respective service periods.

Marketing and Solicitation Expenses

We expense credit card account and other product solicitation costs, including printing, credit bureaus, list processing costs, telemarketing, postage and Internet marketing fees, as we incur these costs or expend resources. See Deferred Costs above for a discussion of the accounting for costs considered to be direct receivables origination costs.

Recent Accounting Pronouncements

In December 2008, the FASB issued a FASB Staff Position, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” No. FAS 140-4 and FIN 46(R)-8. Pursuant to this guidance, we have provided additional disclosures in Note 10, “Securitizations and Structured Financings,” with respect to both our off-balance-sheet QSPEs and our on-balance-sheet structured financing transactions.

In September 2008, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets, an Amendment to FASB Statement No. 140,” that among other things would eliminate Qualifying Special Purpose Entities (QSPEs) from the guidance in Statement No. 140. Also in September 2008, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R),” that among other things would change the criteria for determining whether to consolidate variable interest entities under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51,” (“FIN 46R”). If ultimately finalized as proposed, these proposed statements would be effective for us at the beginning of our 2010 calendar year financial reporting period, with earlier application prohibited. While the ultimate changes remain uncertain, our preliminary assessment is that we could be required to change our accounting for our securitized credit card receivables and consolidate some or all of the QSPEs and variable interest entities associated with our securitizations. We currently treat our transfers to QSPEs as sales, remove the receivables from our consolidated balance sheets, and reflect only our retained interests in the securitization trusts on our consolidated balance sheets. The changes in the proposed FASB statements may require us to reflect the gross amount of the transferred receivables as well as the liabilities of the QSPE securitization trusts on our consolidated balance sheets. We are unable to determine the ultimate potential effects of these proposed statements on our consolidated financial statements until the FASB issues them in final form. However, because we carry our retained interests in securitized credit card receivables at fair value under Statement No. 115 and Statement No. 159 and because we anticipate carrying such underlying credit card receivables upon any potential consolidation of our QSPEs at fair value pursuant to our Statement 159 election made in 2008, we do not anticipate that these proposed statements, if adopted as proposed, would have a materially adverse effect on our consolidated results of operations, financial position or cash flows. We believe this in part because we have no debt covenants based on leverage ratios or on-balance-sheet debt levels. Moreover, because the cash flows used to determine the fair value of our credit card receivables upon consolidation of our QSPEs will not be offset by debt repayments and costs of funds as they are in determining the fair value of our retained interests in our securitizations, under otherwise equivalent valuation assumptions, we expect that our adoption of the proposed statements would be accretive to our shareholders’ equity.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion,” (“FSP APB 14-1”), addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 is effective for fiscal periods beginning after December 15, 2008, does not permit early application, and is to be applied retrospectively to all periods presented (retroactive restatement) pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” Based on our initial review, FSP APB 14-1 would change the accounting treatment of our outstanding convertible senior notes and would:  (1) shift a material portion of our convertible senior notes balances to additional paid-in capital on our consolidated balance sheets; (2) create a discount on the convertible senior notes that would be amortized as higher interest expense over the life of the convertible senior notes; (3) cause us to show lower net income on our consolidated statements of operations; and (4) reduce our basic and diluted net income per common share as disclosed on our consolidated statements of operations.  We currently estimate that the adoption of FSP APB 14-1 will result in an increase to shareholders’ equity on the date of adoption (January 1, 2009) of approximately $90 million.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157”). FSP No. 157 applies to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  FSP No. 157 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not expect the implementation of FSP No. 157-2 to have a material effect on our consolidated results of operations, financial position or cash flows.

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

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. We currently are evaluating the effects that the adoption of Statement No. 160 could have on our consolidated results of operations, financial position and cash flows, although we do not expect these effects to be material.

In February 2007, the FASB issued Statement No. 159, which allows companies to elect to carry the vast majority of their financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we have elected under Statement No. 159 at the date of adoption to carry our retained interests in securitized credit card receivables (our securitized earning assets category on our consolidated balance sheets) at fair value—an election which extends to any of our securitized credit card receivables that may later be consolidated on our balance sheet pursuant to the September 2008 proposed statements discussed above or otherwise. We have limited our election under Statement No. 159 to these financial assets because we have a great deal of experience in assessing (and we have existing models and systems in place to assess) the fair value of these financial assets; whereas, we do not have a similar level of experience, models and systems in place to routinely assess the fair value of other financial assets (e.g., Auto Finance or Retail Micro-Loans Segment receivables).

Our election under Statement No. 159 has had no material effect on our consolidated financial statements as we historically have classified our retained interests in securitized credit card receivables as trading securities and have reflected the changes in the value of these retained interests within our consolidated statements of operations in accordance with Statement No. 115.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and we adopted this statement on January 1, 2008 with no material effects on our consolidated results of operations, financial position or cash flows.

3.	Discontinued Operations

In the fourth quarter of 2007, we adopted a formal plan to discontinue (through sale or otherwise) 105 Retail Micro-Loans segment branches located within Florida, Oklahoma, Colorado, Arizona, Louisiana and Michigan, and we classified the net assets of these operations as then held for sale and wrote them down to their estimated fair value, resulting in a write down to fair value for the tangible assets associated with these operations of $2.6 million. Subsequently, in the third quarter of 2008, we decided to retain a limited number of retail storefronts in Oklahoma and Colorado for which we now expect to be able to earn our desired returns. Our continuing operations and discontinued operations results within our consolidated statements of operations for 2008 and 2007 reflect our decision to continue operating the limited number of storefronts in Oklahoma and Colorado. All other discontinued storefronts within the affected states have either been sold or closed as of December 31, 2008.

Also during the fourth quarter of 2007, we shut down several business operations within our Other segment, including our stored value card operations, our U.S.-based Internet installment loan operations and operations under which we purchased and serviced motorcycle, all-terrain vehicle and personal watercraft loans through and for pre-qualified networks of dealers.

The components (in thousands) of our discontinued operations are as follows:

	For the year ended December 31,
	2008	2007	2006
Net interest income, fees and related income on non-securitized earning assets	$5,986	$6,521	$8,608
Other operating income	—	—	1,780
Other operating expense	13,814	38,802	49,655
Estimated loss upon sale	908	2,602	—
Goodwill impairment	1,132	5,160	—
Loss before income taxes	(9,868)	(40,043)	(39,267)
Income tax benefit	3,454	14,015	13,743
Net loss	$(6,414)	$(26,028)	$(25,524)

The table below presents the components (in thousands) of our consolidated balance sheet accounts classified as assets held for sale and liabilities related to assets held for sale:

	December 31, 2008	December 31, 2007
Assets held for sale:
Loans and fees receivable, net	$-	$7,304
Property at cost, net of depreciation	-	1,010
Prepaid expenses and other assets	-	421
Total assets held for sale	$-	$8,735
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$-	$373
Total liabilities related to assets held for sale	$-	$373

4.	Segment Reporting

Our segment accounting policies are the same as policies described in Note 2, “Significant Accounting Policies and Consolidated Financial Statement Components.”

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other.

During the first quarter of 2007, we acquired (1) the assets of ACC, a purchaser of auto loans generated through its relationships with franchised and independent auto dealers, and a related portfolio of auto loans for which ACC acts as servicer and (2) a 75-percent ownership interest in Just Right Auto Sales (“JRAS”), which sells vehicles to consumers and provides the underlying consumer financing associated with these vehicle sales and in which our ownership interest had grown to 90% at December 31, 2008. We have included the post-acquisition financial results from these operations in our consolidated financial statements and Auto Finance segment data.

During the second quarter of 2007, we acquired (1) a portfolio of approximately £490 million ($970 million) in face amount of Monument-branded credit card receivables in the United Kingdom (the “U.K. Portfolio”) from Barclaycard, a division of Barclays Bank PLC and (2) MEM Capital Limited and its subsidiaries (“MEM”), a U.K.-based, Internet, micro-loans provider. We include the post-acquisition results from the U.K. Portfolio within our Credit Cards segment while we include those for MEM within our Other segment. Considering the effects of these U.K. acquisitions, only $29.3 million of our total of over $514.8 million in 2008 revenue and $81.3 million of our total of over $1.6 billion in 2007 was attributed to customers in the U.K. Also, as of both December 31, 2008 and 2007, we did not have a material amount of long-lived assets located outside of the U.S.

Our Credit Cards segment consists of our credit card receivables origination, acquisition and servicing activities (excluding those pre-card issuance activities associated with our balance transfer program within our Investments in Previously Charged Off Receivables segment), as well as our cash management and investments in debt and equity securities activities. This segment represents aggregate activities associated with substantially all of our credit card products, including our lower-tier credit card offerings. Revenues associated with our lower-tier credit card receivables include interest income (along with late fees), fees and related income during periods while we have held them on our consolidated balance sheets (e.g., for all periods prior to our securitization of these receivables in December 2007). Revenues for our securitized credit card receivables are included within our fees and related income on securitized earning assets category within the Credit Cards segment and include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) fees and related income. Revenue sources we also include within our Credit Cards segment are servicing income and equity in income of equity-method investees (related only to those equity-method investees that have purchased and securitized credit card receivables portfolios). We earn servicing income from the trusts underlying our credit card receivables securitizations and the credit card receivables securitizations of our equity-method investees. With respect to periods in which we have held credit card receivables on our consolidated balance sheets, the Credit Cards segment revenue category most affected by delinquency and credit loss trends was the net interest income and the fees and related income on non-securitized earnings assets category (which is net of a provision for loan losses). For credit card receivables we have securitized in off-balance-sheet arrangements, the income from retained interests in credit card receivables securitized category is the category most affected by delinquency and credit loss trends.

The Investments in Previously Charged-Off Receivables segment consists of our debt collections subsidiary. Through this business, we pursue, competitively bid for and acquire previously charged-off credit card receivables. A significant majority of our acquisitions of previously charged-off credit card receivables have been from the securitization trusts underlying our retained interest investments. Revenues earned in this segment consist of sales and deferred revenue accretion under our Encore forward flow contract (see Note 6, “Sale of Previously Charged-Off Receivables and Forward Flow Contract”), revenues earned with respect to normal delinquency charged off receivables purchased and held for collection (particularly since the contractual dispute arose with Encore under its forward flow contract in July 2008),  revenues earned with respect to investments in Chapter 13 Bankruptcies, and revenues associated with collections on accounts acquired through a balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts. All of these revenues are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations.

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location (and financial reporting period), provide (or provided) some or all of the following products or services: (a) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (b) installment loans, title loans, and other credit products; and (c) money transfer, bill payment and other financial services. Revenues currently earned within this segment are classified as fees and related income on non-securitized earning assets in the accompanying consolidated statements of operations. Servicing fees associated with this segment’s prior activities as a servicer and processor of bank-originated micro-loans are classified within servicing income.

For all periods presented, our Auto Finance segment includes the activities of our nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business from which we purchase auto loans at a discount or for which we service auto loans for a fee. We generate revenues on these purchased loans through interest earned on the face value of the installment agreements combined with our accretion of our purchase discounts into income generally over the life of each applicable loan. We also include within our Auto Finance segment the post-acquisition activities of our ACC and JRAS acquisitions as noted above.

Our Other segment has recently encompassed various operations that were start-up in nature, did not individually meet the disclosure criteria of Statement No. 131, and most of which we discontinued by December 31, 2007. Our discontinued operations historically included our stored-value card operations, other installment loan and cash advance micro-loan offerings marketed through the Internet and our investment and servicing activities with respect to consumer finance receivables secured by motorcycles, all-terrain vehicles, personal watercraft and the like. Our MEM, U.K.-based, Internet, micro-loan operations represent the only significant continuing operations within the Other segment as of December 31, 2008.

We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues. Summary operating segment information (in thousands) is as follows:

Year ended December 31, 2008	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$3,823	$—	$—	$89,095	$—	$92,918
Other	4,123	259	28	659	2	5,071
Total interest income	7,946	259	28	89,754	2	97,989
Interest expense	(25,022)	(90)	—	(16,636)	(1,024)	(42,772)
Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	(17,076)	169	28	73,118	(1,022)	55,217
Fees and related income on non-securitized earning assets	5,066	38,816	76,678	33,183	42,623	196,366
Provision for loan losses	(2,762)	—	(12,401)	(41,480)	(15,619)	(72,262)
Net interest income (expense), fees and related income on non-securitized earning assets	(14,772)	38,985	64,305	64,821	25,982	179,321
Other operating income:
Fees and related income (loss) on securitized earning assets	(108,505)	—	—	—	—	(108,505)
Servicing income	181,502	—	—	381	—	181,883
Ancillary and interchange revenues	54,652	631	—	—	—	55,283
Gain on extinguishment of debt	112,240	—	—	—	—	112,240
Equity in income of equity-method investees	22,319	—	—	—	—	22,319
Total other operating income	262,208	631	—	381	—	263,220
Total other operating expense	(365,976)	(27,214)	(54,530)	(110,001)	(26,357)	(584,078)
Minority interests	2,241	—	—	—	(96)	2,145
(Loss) income from continuing operations before income taxes	$(116,299)	$12,402	$9,775	$(44,799)	$(471)	$(139,392)
Loss from discontinued operations before income taxes	$—	$—	$(8,622)	$—	$(1,246)	$(9,868)
Securitized earning assets	$813,793	$—	$—	$—	$—	$813,793
Non-securitized earning assets, net	$4,236	$48,652	$33,597	$291,559	$15,044	$393,088
Loans and fees receivable, gross	$712	$—	$40,099	$359,662	$20,771	$421,244
Loans and fees receivable, net	$534	$—	$33,597	$291,559	$15,044	$340,734
Total assets	$963,734	$59,850	$99,175	$342,465	$62,193	$1,527,417
Notes payable	$7,186	$—	$—	$181,449	$11,304	$199,939

Year ended December 31, 2007	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$364,444	$—	$—	$75,640	$—	$440,084
Other	20,965	845	—	850	22	22,682
Total interest income	385,409	845	—	76,490	22	462,766
Interest expense	(64,566)	(172)	(292)	(16,347)	(139)	(81,516)
Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	320,843	673	(292)	60,143	(117)	381,250
Fees and related income on non-securitized earning assets	614,687	57,613	96,323	12,534	9,772	790,929
Provision for loan losses	(895,675)	—	(16,925)	(44,184)	(2,074)	(958,858)
Net interest income, fees and related income on non-securitized earning assets	39,855	58,286	79,106	28,493	7,581	213,321
Other operating income:
Fees and related income on securitized earning assets	301,486	—	—	—	—	301,486
Servicing income	94,892	—	—	2,052	—	96,944
Ancillary and interchange revenues	66,715	1,125	—	—	—	67,840
Equity in income of equity-method investees	34,360	—	—	—	—	34,360
Total other operating income	497,453	1,125	—	2,052	—	500,630
Total other operating expense	(539,936)	(26,252)	(107,346)	(64,182)	(8,499)	(746,215)
Minority interests	(1,855)	—	—	198	57	(1,600)
(Loss) income from continuing operations before income taxes	$(4,483)	$33,159	$(28,240)	$(33,439)	$(861)	$(33,864)
Loss from discontinued operations before income taxes	$—	$—	$(25,242)	$—	$(14,801)	$(40,043)
Securitized earning assets	$1,015,579	$—	$—	$—	$—	$1,015,579
Non-securitized earning assets, net	$49,848	$14,879	$39,391	$285,514	$9,632	$399,264
Loans and fees receivable, gross	$28,054	$—	$49,464	$345,843	$12,354	$435,715
Loans and fees receivable, net	$22,473	$—	$39,391	$285,531	$9,632	$357,027
Total assets	$1,318,631	$31,819	$112,516	$380,783	$30,431	$1,874,180
Notes payable	$25,367	$—	$—	$205,727	$4,497	$235,591

Year ended December 31, 2006	Credit Cards	Investments in Previously Charged-off Receivables	Retail Micro- Loans	Auto Finance	Other	Total
Interest income:
Consumer loans, including past due fees	$230,317	$—	$—	$48,577	$—	$278,894
Other	18,032	707	—	352	—	19,091
Total interest income	248,349	707	—	48,929	—	297,985
Interest expense	(41,326)	—	(3,001)	(8,145)	—	(52,472)
Net interest income (expense) before fees and related income on non-securitized earning assets and provision for loan losses	207,023	707	(3,001)	40,784	—	245,513
Fees and related income on non-securitized earning assets	452,553	41,811	86,422	707	—	581,493
Provision for loan losses	(484,836)	—	(11,942)	(9,340)	—	(506,118)
Net interest income, fees and related income on non-securitized earning assets	174,740	42,518	71,479	32,151	—	320,888
Other operating income:
Fees and related income on securitized earning assets	200,232	—	—	—	—	200,232
Servicing income	84,024	—	4,238	838	—	89,100
Ancillary and interchange revenues	43,010	283	—	—	—	43,293
Equity in income of equity-method investees	106,911	(28)	—	—	—	106,883
Total other operating income	434,177	255	4,238	838	—	439,508
Total other operating expense	(415,989)	(17,100)	(78,566)	(28,646)	—	(540,301)
Minority interests	(12,898)	—	—	—	—	(12,898)
Income (loss) from continuing operations before income taxes	$180,030	$25,673	$(2,849)	$4,343	$—	$207,197
Loss from discontinued operations before income taxes	$—	$—	$(7,807)	$—	$(31,460)	$(39,267)
Securitized earning assets	$801,715	$—	$—	$—	$—	$801,715
Non-securitized earning assets, net	$649,962	$12,871	$82,522	$113,466	$—	$858,821
Loans and fees receivable, gross	$760,934	$—	$90,615	$137,169	$8,322	$997,040
Loans and fees receivable, net	$451,738	$—	$82,522	$113,466	$5,990	$653,716
Total assets	$1,693,919	$28,988	$218,809	$157,500	$14,681	$2,113,897
Notes payable	$278,349	$—	$5,000	$75,345	$—	$358,694

5.    Shareholders’ Equity

Retired Shares

In 2008, we received 2,026,881 of shares as a return to us of shares we had previously lent. We retired these shares upon their receipt, and as of December 31, 2008, we had 3,651,069 loaned shares outstanding.

Treasury Stock

During 2008, our Board of Directors authorized a program to repurchase up to an additional 10 million shares of our outstanding common stock through June 2010; this program is a successor program to others that have been in place over the past several years with similar authorizations for share repurchases. Under the plan, we may repurchase shares of our common stock from time to time either on the open market or through privately negotiated transactions in compliance with SEC guidelines.

In 2007, we repurchased an aggregate of 3,884,163 shares of our common stock for $95.9 million in 2 separate privately negotiated transactions and 1,000,000 shares of our common stock in the open market for $12.0 million. The repurchased shares were placed in treasury.

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 207,125 during 2008, 598,724 during 2007 and 82,060 during 2006 at gross costs of $3.7 million, $10.2 million, and $1.0 million, respectively, in satisfaction of option exercises and share vestings under our restricted stock plan. We also effectively purchased shares totaling 58,013 during 2008 and 277,059 during 2007 at gross costs of $0.6 million and $3.7 million, respectively, by having employees who were exercising options or vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings; no such transactions transpired in 2006.

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

6.    Sale of Previously Charged-Off Receivables and Forward Flow Contract

In June 2005, our debt collections business sold a portfolio of previously charged-off credit card receivables having a face amount of $2.9 billion to Encore and agreed to sell Encore up to $3.25 billion in face amount of the future charged-off credit card receivables at an established price over the following five years under a forward flow contract. As consideration for these transactions, we received $143.0 million in cash. The purchase price included $76.0 million related to the portfolio of previously charged-off credit card receivables and $67.0 million of deferred revenue related to the forward flow contract. The sale of the portfolio of previously charged-off credit card receivables resulted in a gain of $69.6 million, which we recorded in fees and related income on non-securitized earning assets on our 2005 consolidated statement of operations. Ten million dollars of the original $67.0 million in deferred revenue related to the forward flow contract was required to be held in escrow, and $8.7 million of this amount (net of dollars in escrowed funds previously released to us and as adjusted for accrued but as of yet undistributed interest income) is included in restricted cash on our consolidated balance sheet as of December 31, 2008. We are recognizing into income only the portions of the original $10.0 million of escrowed monies with respect to which the escrow conditions have been satisfied and only at such time that the conditions have been satisfied (which generally corresponds with when the monies are distributed to us out of escrow). We are accreting the remaining $57.0 million of the original deferred revenue into income over the life of the contract as our debt collections business delivers its associated volumes of charged-off credit card receivables to Encore. Based on the forward flow contract, our debt collections business is expected to purchase for delivery to Encore over the life of the contract certain previously charged-off receivables from trusts, the receivables of which are serviced by us, as well as certain previously charged-off receivables associated with credit card receivables that we have held on our consolidated balance sheet. Any shortfalls in delivery of minimum periodic dollar amounts of previously charged-off receivables to Encore could result in the business being required to return a portion of the purchase price related to the forward flow contract. During 2008, 2007 and 2006, we accreted $11.3 million, $16.6 million and $12.5 million, respectively, of previously escrowed monies and deferred revenue associated with the forward flow contract into fees and related income on non-securitized earning assets on our accompanying consolidated statements of operations.

On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of now-settled allegations made by the FTC as described below in Note 16, “Commitments and Contingencies.” Because of the ongoing disputes, we ceased recognizing income associated with the escrowed funds in the third quarter of 2008. Moreover, we have not recognized any of the remaining amount of the initial $57.0 million of deferred revenue associated with charge offs that we have made available to Encore and that Encore has failed to purchase in each month since July 2008.

7.    Investments in Equity-Method Investees

We (generally through one or more of our wholly owned subsidiaries) have made several acquisitions for which we account using the equity-method of accounting.  Our equity-method investments include:

•
Our January 2005 purchase of a 47.5% interest in a joint venture for $10.9 million, including transaction costs—such joint venture being formed to purchase $376.3 million (face amount) in credit card receivables;

•
Our fourth quarter 2004 purchase of a 33.3% interest in a joint venture (“Transistor”) for $48.3 million, including transaction costs—such joint venture being formed to purchase a portfolio of credit card receivables ($996.5 million face amount) from Fleet Bank (RI), National Association, a portfolio which Transistor subsequently sold in a Statement No. 140 transfer in exchange for a subordinated interest in a trust, thereby resulting in a securitization gain of $36.2 million, of which 33.3% or $12.1 million was included in our equity in income of equity-method investees in the third quarter of 2006; and

•
Our July 2002 purchase for $34.9 million, including transaction costs, of our original 50% interest in CSG, LLC (“CSG”), which was formed to acquire retained in interests in a securitization that included $1.2 billion in credit card receivables originated by Providian Financial Corporation and in which we invested another $16.5 million in July 2006 to purchase an additional 11.25% interest, thereby increasing our CSG ownership interest to 61.25%.

 Because of specific voting and veto rights held by each investor in CSG, we do not control (as defined by FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”) this entity, and therefore we continue to account for our CSG investment using the equity method of accounting. We will recover a $14.0 million premium paid for this 11.25% interest against the earnings of CSG’s underlying assets over their remaining lives.

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	December 31,
	2008	2007	2006
Securitized earning assets	$116,510	$127,514	$168,288
Non-securitized earning assets, net	$—	$—	$—
Total assets	$118,962	$134,621	$179,107
Total liabilities	$1,967	$2,929	$10,147
Members’ capital	$116,995	$131,692	$168,960

	For the year ended December 31,
	2008	2007	2006
Net interest income, fees and related income on non-securitized earning assets	$2	$8	$88,644
Fees and related income on securitized earning assets	$44,438	$65,523	$168,111
Total other operating income	$53,048	$77,277	$184,411
Net income	$49,464	$72,287	$251,594

8.    Acquisitions

In January 2007, we acquired a 75% ownership interest in JRAS for $3.3 million from its former owners. Equity contributions we made to JRAS subsequent to our acquisition in 2007 have increased our common ownership interest in JRAS to 90% as of December 31, 2008. At its acquisition date, JRAS operated four retail locations in Georgia. As of December 31, 2008, JRAS had twelve retail locations, but has since undertaken steps to close four locations in the first quarter of 2009. JRAS sells vehicles to consumers and provides the underlying financing associated with the vehicle sales. Customer purchases are financed for periods of time between twenty-four and forty-two months and credit is approved and payments are received in each store front; this type of operation is commonly referred to as a buy-here, pay-here operation. JRAS currently retains all loans and servicing for all customer financing contracts and, at December 31, 2008, had a $30.0 million line of credit provided by a commercial finance company, $27.1 million of which was outstanding at that date. As part of the JRAS acquisition transaction, we recorded $0.7 million of intangible assets and $1.7 million of goodwill.  In the fourth quarter of 2008, based on impairment testing performed, we wrote off the $1.7 million of goodwill.

In February 2007, we acquired all of the assets of San Diego, California-based ACC. At acquisition date, ACC serviced approximately $275 million in auto finance receivables. ACC operates in eighteen states with collection centers in San Diego, California and Lake Mary, Florida and has 139 employees. Contemporaneously with this purchase, we also acquired a $189.0 million auto loan portfolio from Patelco. The original purchase of these assets was brokered by ACC, and the underlying receivables were serviced by ACC on behalf of Patelco. The total purchase price paid for the two acquisitions was $168.5 million. ACC serves a consumer niche that, from a credit quality perspective, is slightly above the niche served by CAR, which we acquired in April 2005. As part of the ACC transaction, we recorded $7.0 million of goodwill, which we subsequently wrote off in the third quarter of 2008, and $1.3 million of intangible assets, which we subsequently wrote off in the fourth quarter of 2008.

In April 2007, we acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.3 million) in cash. Under the original purchase agreement, a contingent performance-related earn-out could be payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out is £120.0 million, although none of the earn-out performance conditions was satisfied for 2007 and 2008. The MEM acquisition agreement was amended in early 2009 to remove the seller’s earn-out rights and in exchange to increase the seller’s continuing minority ownership interest in MEM from 5.0% to 24.0%.

Also in April 2007, we acquired our U.K. Portfolio of approximately £490 million ($970 million) in face amount of credit card receivables from Barclaycard, a division of Barclays Bank PLC. We paid the purchase price of £383.5 million ($766.4 million) in cash. A substantial portion of the cash purchase price obligation was funded through a traditional securitization pursuant to a Statement No. 140 transfer in exchange for notes and a subordinated, certificated interest issued by the trust, thereby resulting in a securitization gain of $100.4 million. See Note 10, “Securitizations and Structured Financings,” for further discussion.

9.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“Statement No. 142”) requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value. As part of our purchase price allocations for our Auto Finance segment’s acquisitions of ACC and JRAS in the first quarter of 2007, our Auto Finance segment recorded goodwill of $7.0 million and $1.7 million, respectively.

As part of our purchase price allocations for our acquisition of MEM in the second quarter of 2007, we recorded goodwill of £11.0 million ($21.7 million).

In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations in 2008.  Additionally, based on September 2008 amendments to financing facilities within one of our Auto Finance segment’s reporting units, we determined that the carrying amount of this reporting unit more likely than not exceeded its fair value.   We reassessed the carrying value of the reporting unit’s goodwill and determined that the current fair value would not support the stated goodwill balance, and we recorded a third quarter 2008 goodwill impairment loss of $29.2 million. Lastly, in our annual goodwill impairment testing for JRAS, we determined that the total goodwill balance of $1.7 million was impaired, and we wrote it off.  These valuation analyses were based on current internal projections and existing market data supporting valuation prices of similar companies.

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

Changes (in thousands) in the carrying amount of goodwill for 2008 and 2007 by reportable segment are as follows:

	Retail Micro-Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2006	$97,955	$22,160	$—	$120,115
Goodwill acquired during the period	—	8,708	21,725	30,433
Impairment loss	(53,609)	—	—	(53,609)
Foreign currency translation	—	—	230	230
Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Impairment loss	(1,132)	(30,868)	—	(32,000)
Foreign currency translation	—	—	(6,040)	(6,040)
Balance as of December 31, 2008	$43,214	—	$15,915	$59,129

Intangible Assets

We had $2.3 million of intangible assets that we determined had an indefinite benefit period as of December 31, 2008 and 2007. As part of our purchase price allocations for the acquisitions of ACC and JRAS during the first quarter of 2007, we recorded $2.4 million of intangible assets subject to amortization related to customer relationships and trade names.

As part of our purchase price allocation for the purchase of the then remaining minority interest in our merchant credit subsidiary, Cards, LLC, in August 2006, we recorded $3.6 million of intangible assets subject to amortization related to customer relationships and intellectual property. While we closed the operations of our merchant credit subsidiary in 2007, the intangible assets of those operations have ongoing utility and were transferred to our Credit Cards segment.

The net unamortized carrying amount of intangible assets subject to amortization was $2.2 million and $5.9 million as of December 31, 2008 and 2007, respectively. Intangible asset-related amortization expense was $3.7 million, $6.5 million and $5.0 million during 2008, 2007 and 2006, respectively. Included in 2008, 2007 and 2006 amortization expense are $1.3 million, $2.6 million and $0.8 million of impairment charges, respectively.

Estimated future amortization expense (in thousands) associated with intangible assets is as follows:

2009	$1,551
2010	415
2011	265
Total	$2,231

10.     Securitizations and Structured Financings

As of both December 31, 2008 and 2007, we had transferred substantially all of our credit card receivables to securitization trusts. As noted previously, we refer in our notes to our consolidated financial statements to such transfers of financial assets to off-balance-sheet securitization trusts as “securitizations,” as contrasted with our use of the term “structured financings” to refer to non-recourse, on-balance-sheet debt financings.

 Securitizations

We securitize certain credit card receivables that we purchase on a daily basis through our third-party financial institution relationships. Prior to December 2007, we had not previously securitized our lower-tier credit card receivables, but with our decision in December 2007 to securitize these lower-tier credit card receivables, we now securitize substantially all of our credit card receivables. In connection with our securitization transactions, we transfer receivables associated with credit card accounts originated by our third-party financial institution relationships to two separate trusts (an “upper-tier originated portfolio” master trust and a “lower-tier originated portfolio” master trust), which issue notes representing undivided ownership interests in the assets of the respective master trusts. Additionally, in various transactions, we have acquired portfolios of receivables from third parties and subsequently securitized them; the latest of these transactions was the acquisition of our U.K. Portfolio and our securitization of its approximately $970 million of gross face amount of underlying credit card receivables in the second quarter of 2007.

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

Our securitization transactions do not affect the relationship we have with our customers, and we continue to service the securitized credit card receivables. Our ownership of retained interests in our securitized credit card receivables, the guarantee and note purchase agreements with respect to securitizations of acquired credit card receivables portfolios as described in Note 16, “Commitments and Contingencies,” and our obligation to service securitized receivables represent our only continuing involvement with our securitized credit card receivables.

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the year ended December 31,
	2008	2007	2006
Gross amount of receivables securitized at year end	$2,643,079	$3,600,917	$1,623,822
Proceeds from new transfers of financial assets to securitization trusts	$1,284,333	$1,502,248	$1,163,872
Proceeds from collections reinvested in revolving-period securitizations	$1,361,665	$1,183,792	$1,142,927
Excess cash flows received on retained interests	$163,446	$175,458	$254,514
Securitization gains	$—	$106,489	$6,193
Income from retained interests in credit card receivables securitized	(137,032)	176,040	173,670
Fees on securitized receivables	28,527	18,957	20,369
Total fees and related income on securitized earning assets	$(108,505)	$301,486	$200,232

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

We carry the retained interests associated with the credit card receivables we have securitized at estimated fair market value within the securitized earning assets category on our consolidated balance sheets, and because we classify them as trading securities and have made a fair value election under Statement No. 159 with respect to them, we include any changes in fair value in income. Because quoted market prices for our retained interests generally are not available, we estimate fair value based on the estimated present value of future cash flows using our best estimates of key assumptions.

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	December 31,
	2008	2007
I/O strip	$132,360	$96,313
Accrued interest and fees	22,723	32,768
Net servicing liability	(3,202)	(23,821)
Amounts due from securitization	12,369	24,104
Fair value of retained interests	659,156	887,215
Issuing bank partner continuing interests	(9,613)	(1,000)
Securitized earning assets	$813,793	$1,015,579

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

The net servicing liability in the above table reflects on a net basis, for those securitization structures for which servicing compensation is not adequate, the fair value of the net costs to service the receivables above and beyond the net servicing income we expect to receive from the securitizations. We initially record a servicing asset or a servicing liability associated with a securitization structure when the servicing fees we expect to receive do not represent adequate compensation for servicing the receivables. We record these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluate and update our servicing asset and servicing liability fair value estimates at the end of each financial reporting period. We present the net of our servicing assets and liabilities (i.e., a net servicing liability) in the above table, and we include changes in net servicing liability fair values within fees and related income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized). Because quoted market prices generally are not available for our servicing liabilities, we estimate fair values based on the estimated present value of future cash flows.

The primary risk inherent within the determination of our net servicing liability is our ability to control our servicing costs relative to the servicing revenues we receive from our securitization trusts. We do not consider our servicing revenue stream to be a particularly significant risk because, with respect to a substantial majority of the receivables we service, even in the event of early amortization of our securitization facilities, we will continue to receive servicing revenues through the securitization waterfalls in the same manner and in no lower rate of compensation than we do currently. We have no instruments that we use to mitigate the income statement effects of changes in the fair value of our net servicing liability.

Reflected within servicing income on our consolidated statements of operations are servicing income (fees) we have received from both our securitization trusts and equity-method investees that have contracted with us to service their assets. The servicing fees received exclusively from our securitization trusts were $181.9 million, $94.9 million and $84.0 million in 2008, 2007 and 2006, respectively. Changes in our net servicing liability for each financial reporting period presented are summarized (in millions) in the following table:

	For the year ended December 31,
	2008	2007	2006
Net servicing liability at beginning of period	$23.8	$8.8	$—
Additional net servicing liability undertaken during period	—	8.9	—
Changes in fair value of net servicing liability due to changes in valuations inputs (including receivables levels within securitization trusts, length of servicing period, and servicing costs)	(12.0)	6.1	8.8
Balance at end of period	$11.8	$23.8	$8.8

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	December 31,
	2008	2007	2006
Net collected yield (annualized)	38.7%	33.5%	26.2%
Principal payment rate (monthly)	4.2%	5.4%	6.7%
Expected principal credit loss rate (annualized)	20.8%	18.8%	9.3%
Residual cash flows discount rate	22.6%	24.6%	16.9%
Servicing liability discount rate	14.0%	14.0%	14.0%
Life (in months) of securitized credit card receivables	23.8	18.5	14.9

The 2007 net collected yield, principal payment rate and expected principal credit loss rate in the above table were all significantly affected by the weightings associated with our December 2007 securitization of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. Additionally, actions taken on credit card accounts since December 31, 2007 have resulted in lower average outstanding balances while fixed fee billings have increased, thus increasing the net collected yield. The decrease in December 31, 2008 residual cash flows discount rate relative to December 31, 2007 is a result of (1) significant central bank interest rate reductions, which have significantly reduced the base one-month LIBOR interest rate index applicable in most of our securitizations and (2) increased collateral enhancement levels within our lower-tier originated portfolio master trust because a securitization facility with a very high advance rate within that trust is amortizing and the collateral balances underlying that facility are now supporting draws at a much lower advance rate under the other facility within that trust—both of these factors being offset by a general and significant widening of market spreads above the one-month LIBOR interest rate index applicable in most of our securitizations due to ongoing turbulence in the global liquidity markets. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, with lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns and with higher levels of collateral enhancement (and hence lower investment risk), investors in securitization structure residual interests will require lower investment returns.

The following illustrates the hypothetical effect on the December 31, 2008 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Assumptions and valuation effects of changes thereto
Net collected yield (annualized)	38.7%
Impact on fair value of 10% adverse change	$(59,811)
Impact on fair value of 20% adverse change	$(119,529)
Payment rate (monthly)	4.2%
Impact on fair value of 10% adverse change	$(14,608)
Impact on fair value of 20% adverse change	$(26,277)
Expected principal credit loss rate (annualized)	20.8%
Impact on fair value of 10% adverse change	$(38,141)
Impact on fair value of 20% adverse change	$(76,232)
Residual cash flows discount rate	22.6%
Impact on fair value of 10% adverse change	$(10,944)
Impact on fair value of 20% adverse change	$(21,502)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(275)
Impact on fair value of 20% adverse change	$(552)

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

	December 31,
	2008	2007
Total managed principal balance	$2,157,626	$2,855,762
Total managed finance charge and fee balance	485,453	745,155
Total managed receivables	2,643,079	3,600,917
Cash collateral at trust and amounts due from QSPEs	125,051	40,501
Total assets held by QSPEs	2,768,130	3,641,418
QSPE-issued notes to which we are subordinated (1)	(1,728,996)	(2,165,083)
Face amount of residual interests in securitizations	$1,039,134	$1,476,335
Receivables delinquent—60 or more days	$458,795	$711,146
Net charge offs during each year	$559,261	$313,092
                (1) Includes Class B notes issued out of our Embarcadero Trust owned by one of our consolidated subsidiaries and our minority partners.

Data in the above table are aggregated from the various QSPEs that underlie our securitizations. QSPE-issued notes (in millions) to which we are subordinated within our various securitization structures are our most significant source of liquidity and include the following:

	December 31,
	2008	2007
One-year variable funding securitization facility (expired September 2008) issued out of our upper-tier originated portfolio master trust:	$—	$109.0
Six-year term securitization facility (expiring October 2010) issued out of our upper-tier originated portfolio master trust:	264.0	264.0
Two-year variable funding securitization facility with renewal options (expiring January 2010) issued out of our upper-tier originated portfolio master trust	370.0	290.0
Five-year term securitization facility (expiring October 2009) issued out of our upper-tier originated portfolio master trust	286.6	286.6
Two-year variable funding securitization facility (expiring October 2010) issued out of our lower-tier originated portfolio master trust	260.5	238.8
Two-year amortizing securitization facility (expiring December 2009) issued out of our lower-tier originated portfolio master trust	137.5	300.0
Multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively	16.4	21.8
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust	310.3	539.0
Ten-year amortizing term securitization facility issued out of our Embarcadero Trust, including our subsidiary’s ownership in the Class B notes (expiring January 2014)	83.7	115.8
Total QSPE-issued notes to which we are subordinated	$1,729.0	$2,165.0

Because we hold residual retained interests in our securitization trusts, we remain subject to largely the same types and levels of risks to which we would be subject if we did not transfer our credit card receivables to our securitization trusts. These risks include:  regulatory risks related to the origination and servicing of the receivables; interest rate risks; payment, default and charge-off risks; credit card fraud risks; risks associated with employment base and infrastructure that we maintain for servicing the receivables; and risks associated with the availability and cost of funding the securitizations.  Adverse developments in one or more of the factors underlying these risks could result in an early amortization of one or more of the outstanding series of notes issued by our securitization trusts. Moreover, as these notes mature, there can be no assurance that we will be able to renew or replace them, or if renewed or replaced, that the terms will be as favorable as the terms that currently exist.

Except as described below or as set forth in Note 16, “Commitments and Contingencies,” concerning guarantee agreements and note purchase agreements associated with our securitization of certain acquired credit card receivables portfolios, we have no explicit or implicit arrangements under which we have provided or could be called upon to provide financial support to our securitization trusts or their beneficiaries, and there are no events or circumstances that could expose us to losses in excess of the carrying amounts of our retained interests. However, as servicer for the receivables held in our securitization trusts, we have significant continuing involvement in overseeing the receivables and their collection, and we perform a variety of functions that benefit our securitization trusts (and their beneficiaries, including our transferor subsidiaries). We incur significant costs associated with this continuing involvement (costs that are reflected in the determination of our net servicing liability in cases where we do not receive adequate compensation for our servicing obligations).

As servicer, we provide call center customer support and collections services on behalf of the securitization trusts. The objective of the collections process is to maximize the amount collected in the most cost effective and customer friendly manner possible. To fulfill this objective, on behalf of the securitization trusts (and their beneficiaries, including our transferor subsidiaries), we employ the traditional cross-section of letters and telephone calls to encourage payment, and we exercise broad discretion under our credit card servicing guidelines to apply customer payments to finance charges or principal; to waive interest and fees or otherwise provide promotional or matching payments and other credits to avoid negative amortization and to encourage prompter and larger payments; to send out mailings for promotional marketing-oriented collection programs or to facilitate balance transfer marketing programs on behalf of our bank partners; and to re-age customer accounts that meet applicable regulatory qualifications for re-aging or otherwise adjust billing cycles and practices to reflect operational objectives. These and other collection-oriented techniques and practices have varying effects on the statistical performance of the receivables held by our securitization trusts and thereby have varying effects on the beneficiaries of the securitization trusts, including our transferor subsidiaries.

Structured Financings

Beyond the securitizations discussed above, we have entered into certain non-recourse, asset-backed structured financing transactions within our Auto Finance segment. We consolidate the assets (auto finance receivables, which are a subset of loans and fees receivable, net on our consolidated balance sheets) and debt (classified within notes payable and other borrowings on our consolidated balance sheets) associated with these structured financings on our balance sheet because the transactions do not meet the legal isolation and other criteria within Statement No. 140 and because we are the primary beneficiary of the structured financing transactions. Structured financing notes outstanding, the carrying amount of the auto finance receivables that provide the exclusive means of repayment for the notes (i.e., lenders have recourse only to the specific auto finance receivables underlying each respective facility and cannot look to our general credit for repayment), and the maximum exposure to loss (which represents the carrying amount of the auto finance receivables minus the non-recourse notes) are scheduled (in millions) as follows:

	December 31,
	2008	2007
Carrying amount of auto finance receivables underlying structured financings	$235.1	$261.4
Structured financing notes outstanding, average rate 6.8% as of December 31, 2008, payable 2009 through 2013 ($106.9 of December 31, 2008 balance payable in September 2009 and $45.2 of December 31, 2008 balance amortizing with liquidation of underlying purchased auto finance receivables pool 2009 through 2013)	$152.1	$196.0
Maximum exposure to loss under structured financings	$83.0	$65.4

Much like with our credit card securitizations, there is a waterfall within these structured financings that provides for a priority distribution of cash flows to us to service the underlying auto finance receivables (cash flows that we consider adequate to meet our costs of servicing the receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. Our failure at any time to meet the various covenants within the structured financings could cause early amortization of the facilities, and when two of these structured financings with an aggregate outstanding balance of $106.9 million mature in September 2009, there can be no assurance that lenders will renew the debt facilities under attractive terms and conditions or at all. Beyond our role as servicer of the underlying assets within these structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures. See Note 14, “Notes Payable,” for a detail of all notes payable and other borrowings, including these structured financings.

11. Fair Values of Assets

In February 2007, the FASB issued Statement No. 159, which allows companies to elect to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and we adopted this statement with respect to our securitized earning assets (and their underlying credit card receivables) effective January 1, 2008.

In January 2008, we adopted Statement No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except accounting pronouncements that address share-based payment transactions and their related interpretive accounting pronouncements, and does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of the Statement. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Where inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2008 by fair value hierarchy:

Assets	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Investment securities—trading	$293	$—	$—	$293
Securitized earning assets	$—	$—	$813,793	$813,793

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2008 and 2007:

	Investment securities—trading	Securitized earning assets	Total
Beginning balance	$17,939	$1,015,577	$1,033,516
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to retained interests	—	320,969	320,969
Total realized and unrealized losses	(17,939)	—	(17,939)
Purchases, issuances, and settlements, net	—	(522,753)	(522,753)
Net transfers in and/or out of Level 3	—	—	—
Ending balance	$—	$813,793	$813,793

	Investment securities—trading	Securitized earning assets	Total
Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at year end	$—	$320,969	$320,969

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

We were required to make a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the first quarter of 2008 by reason of our decision to discontinue and sell that segment’s Texas operations. We estimated the fair value of these assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, same store growth rates and payment rates. We recorded within loss from discontinued operations a non-cash goodwill impairment charge of $1.1 million in the first quarter of 2008—a charge that leaves the goodwill of our continuing Retail Micro-Loans segment operations at its estimated fair value. While fair value measurements of Retail Micro-Loans segments assets held for sale were required in the second and third quarters of 2008, no fair value measurements of goodwill and intangible assets were required of us within the Retail Micro-Loans segment during the second and third quarters of 2008. Lastly, our fair value measurements of Retail Micro-Loans segment goodwill on our annual testing date in the fourth quarter of 2008 yielded no impairment charges on that date.

We also were required to make a determination of the fair value of goodwill and intangible assets associated with one of the reporting units within our Auto Finance segment in the third quarter of 2008 because our refinancing of certain debt facilities within the reporting unit in September 2008 under higher pricing and reduced leverage (i.e., advance rates against underlying asset values) is expected to cause both lower profit margins and higher capital requirements for us (and hence diminished profit and growth potential relative to our acquisition date expectations). We estimated the fair value of these assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, growth rates and payment rates. We concluded that this Auto Finance segment reporting unit’s goodwill had no continuing value as of September 30, 2008, and we recorded a non-cash goodwill impairment charge of $29.2 million in the third quarter of 2008. Under the same methodology described herein, we also concluded that another reporting unit within our Auto Finance segment experienced full goodwill impairment as of our annual testing date in the fourth quarter of 2008 in the amount of $1.7 million.

For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of December 31, 2008 by fair value hierarchy:

	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Assets:
Goodwill	$—	$—	$59,129	$59,129
Intangibles, net	$—	$—	$4,547	$4,547

12.	Property

Details (in thousands) of our property on our consolidated balance sheets are as follows:

	December 31,
	2008	2007
Software	$87,020	$79,573
Furniture and fixtures	20,415	21,368
Data processing and telephone equipment	84,574	83,412
Leasehold improvements	35,226	45,245
Vehicles	1,167	533
Buildings	1,008	1,336
Land	2,456	4,956
Other	649	1,419
Total cost	232,515	237,842
Less accumulated depreciation	(184,218)	(153,376)
Property, net	$48,297	$84,466

As of December 31, 2008, the weighted-average remaining depreciable life of our depreciable property was 5.3 years.

13.	Leases

We lease premises and certain equipment under cancelable and non-cancelable leases, some of which contain renewal options under various terms. Total rental expense associated with these operating leases was $31.7 million (including $5.5 million of lease termination and impairment expense), $36.6 million (including $5.6 million of lease termination and impairment expense) and $21.1 million for 2008, 2007 and 2006, respectively. During the fourth quarter of 2006, we entered into a 15-year lease for 411,125 square feet, 183,461 square feet of which we subleased in the second quarter of 2008 and the remainder of which houses our corporate offices and certain Atlanta-based call center operations. This sublease resulted in an impairment charge of $5.5 million. Construction of this new space began in January 2007, and we moved into the new building in June 2007. In connection with this lease, we received a $21.2 million construction allowance for the build-out of our new corporate offices. We are amortizing the construction allowance as a reduction of rent expense over the term of the lease. Additionally, during the third quarter of 2007, we realized an impairment charge of $4.8 million related to a sublease we entered into upon exiting our former Atlanta, GA headquarters office space.  As of December 31, 2008, the future minimum rental commitments (in thousands) for all non-cancelable operating leases with initial or remaining terms of more than one year (both gross and net of any sublease income) are as follows:

	Gross	Sub-lease income	Net
2009	$29,059	$(4,959)	$24,100
2010	25,225	(6,172)	19,053
2011	19,961	(6,219)	13,742
2012	15,280	(4,569)	10,711
2013	14,146	(4,595)	9,551
Thereafter	97,073	(43,252)	53,821
Total	$200,744	$(69,766)	$130,978

In addition, we lease certain equipment under cancelable and non-cancelable leases, which are accounted for as capital leases in our consolidated financial statements. As of December 31, 2008, the future minimum commitments (in thousands) for all non-cancelable capital leases with initial or remaining terms of more than one year are as follows:

	Note	Interest	Gross
2009	$3,052	$129	$3,181
2010	646	30	676
2011	158	3	161
2012	3	—	3
2013	1	—	1
	$3,860	$162	$4,022

14.     Notes Payable

Notes payable consists of the following (in millions) as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Structured financings within our Auto Finance segment, average rate 6.8% at December 31, 2008 and average rate of 7.2% at December 31, 2007, payable to 2009 through 2013	$152.1	$196.0
Third-party financing of Auto Finance segment receivables, rate of 9.5%, due January 2010	27.1	9.5
Third-party financing of Auto Finance segment inventory, average rate of 6.4%, month-to-month	1.8	0.2
Vendor-financed software and equipment acquisitions, rates from 5% to 11% at December 31, 2008, payable to 2009 through 2013	3.9	11.8
MEM secured debt, average rate of 4.1% at December 31, 2008, payable upon demand	7.2	4.0
MEM secured debt, average rate of 3.1% at December 31, 2008, payable through 2009	3.3
MEM subordinated debt, rate of 9% at December 31, 2008, payable through 2009	.4	0.5
Jefferson Capital charged-off receivable purchase financing, rate of 12% at December 31, 2008, payable through 2011	4.1	—
Repurchase agreements, average rate of 6.2% at December 31, 2007	—	13.6
Total notes payable	$199.9	$235.6

The scheduled maturities of our notes payable are $154.6 million in 2009, $44.4 million in 2010 and $0.9 million thereafter.

In November 2007, our MEM, U.K.-based, Internet, micro-loan operations entered into a financing agreement that we have guaranteed, which allows it to borrow up to £6.5 million ($9.4 million at December 31, 2008 exchange rates) to finance its operations. This financing arrangement is payable upon demand and is secured by MEM’s underlying assets; MEM had drawn an equivalent of $7.2 million against this facility as of December 31, 2008.

In September 2008, we renewed two structured financing agreements through which we fund auto loan originations within our Auto Finance segment. One of the facilities allows for a maximum capacity of $150.0 million, has a floating interest rate, matures in September 2009 and is recourse only to the auto finance receivables that serve as collateral under the facility; as of December 31, 2008, $69.9 million was drawn under this facility, which approximates the maximum allowed given required collateral levels. The second facility allows for a maximum capacity of $50.0 million, has a floating interest rate, matures in September 2009 and is recourse only to the auto finance receivables that serve as collateral under the facility; as of December 31, 2008, $36.9 million was drawn under this second facility, which approximates the maximum allowed given required collateral levels.

To finance our February 2007 acquisition of the portfolio of ACC-serviced auto finance receivables that we acquired contemporaneous with our ACC acquisition, we entered into a financing facility with a maximum capacity of $146.0 million. This facility has a floating interest rate, matures in April 2013 and is recourse only to the acquired portfolio of ACC-serviced auto finance receivables. This financing facility is being repaid as the portfolio of acquired ACC-serviced auto finance receivables is repaid, and as of December 31, 2008, $45.2 million was outstanding under this facility.

JRAS, acquired within the Auto Finance segment in January 2007, has a financing facility with a maximum capacity of $30.0 million that is recourse only to its auto finance receivables, and a liquidating financing facility previously used to fund inventory.

The repurchase agreements outstanding as of December 31, 2007 related to our investments in debt securities, were made through a wholly owned subsidiary and were recourse only to the specific debt security investments underlying each individual repurchase agreement.

We are in compliance with the covenants underlying our various notes payable.

15.	Convertible Senior Notes

3.625% Convertible Senior Notes Due 2025

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. The outstanding balances of these notes are reflected within our convertible senior notes balance on our consolidated balance sheets. In June 2008 we repurchased $13.3 million in face amount and in December 2008 we repurchased $4.9 million in face amount of these notes. The June 2008 purchase price for these notes totaled $6.2 million (including accrued interest) and resulted in an aggregate gain of $6.9 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases). The December 2008 purchase price for these notes totaled $1.4 million (including accrued interest) and resulted in an aggregate gain of $3.4 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).The repurchased convertible senior notes are held in treasury and have been netted against the face amount of originally issued convertible senior notes on our December 31, 2008 consolidated balance sheet.

During certain periods and subject to certain conditions, the remaining $231.8 million of outstanding notes as of December 31, 2008 will be convertible by holders into cash and, if applicable, shares of our common stock at an initial effective conversion rate of 23.0309 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $43.42 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 23.0309 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy this conversion obligation should it arise. We may redeem the notes at our election commencing May 30, 2009 if certain conditions are met. In addition, holders of the notes may require us to repurchase the notes on each of May 30, 2012, 2015, and 2020 and upon certain specified events. Beginning with the six-month period commencing on May 30, 2012, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level.

5.875% Convertible Senior Notes Due 2035

In November 2005, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035 to qualified institutional buyers in a private placement, and we subsequently registered the notes for resale with the SEC. These notes are reflected within our convertible senior notes balance on our consolidated balance sheets.

In June 2008 we repurchased $36.7 million in face amount and in December 2008 we repurchased $105.2 million in face amount of these notes. The June 2008 purchase price for these notes totaled $15.2 million (including accrued interest) and resulted in an aggregate gain of $21.5 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases). The December 2008 purchase price for these notes totaled $24.4 million (including accrued interest) and resulted in an aggregate gain of $80.4 million (net of the notes’ applicable share of deferred costs, which were written off in connection with the purchases).The repurchased convertible senior notes are held in treasury and have been netted against the face amount of originally issued convertible senior notes on our December 31, 2008 consolidated balance sheet.

During certain periods and subject to certain conditions, the remaining $158.1 million of outstanding notes as of December 31, 2008 will be convertible by holders into cash and, if applicable, shares of our common stock at an initial effective conversion rate of 18.9265 shares of common stock per $1,000 principal amount of notes, subject to adjustment; the conversion rate is based on an initial conversion price of $52.84 per share of common stock. Upon conversion of the notes, we will deliver to holders of the notes cash of up to $1,000 per $1,000 aggregate principal amount of notes and, at our option, either cash or shares of our common stock in respect of the remainder of the conversion obligation, if any. The maximum number of common shares that any note holder may receive upon conversion is fixed at 18.9265 shares per $1,000 aggregate principal amount of notes, and we have a sufficient number of authorized shares of our common stock to satisfy both this conversion obligation and the conversion obligation under the 3.625% convertible senior notes should they arise. Beginning with the six-month period commencing on January 30, 2009, we will pay contingent interest on the notes during a six-month period if the average trading price of the notes is above a specified level. In addition, holders of the notes may require us to repurchase the notes upon certain specified events.

In conjunction with the 2035 convertible senior notes offering, we entered into a thirty-year share lending agreement with Bear, Stearns International Limited (“BSIL”) and Bear, Stearns & Co. Inc, as agent for BSIL, pursuant to which we lent BSIL 5,677,950 shares of our common stock in exchange for a loan fee of $0.001 per share. BSIL is required to return the loaned shares to us at the end of the thirty-year term of the share lending agreement or earlier upon the occurrence of specified events. BSIL has agreed to use the loaned shares for the purpose of directly or indirectly facilitating the hedging of our convertible senior notes by the holders thereof or for such other purpose as reasonably determined by us. In 2008, 2,026,881 of these lent shares were returned to us and retired.

We analogize the share lending agreement to a prepaid forward contract, which we have evaluated under the guidance of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We determined that the instrument was not a derivative in its entirety and that the embedded derivative would not require separate accounting. The net effect on shareholders’ equity of the shares lent pursuant to the share lending agreement, which includes our requirement to lend the shares and the counterparties’ requirement to return the shares, is the fee received upon our lending of the shares.

Under Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”), entities that have entered into a forward contract that requires physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares to be redeemed or repurchased when calculating basic and diluted net income per common share. While the share lending agreement does not provide for cash settlement, it does require physical settlement (i.e., the shares must be returned to us by the end of the arrangement). As such, we have applied the guidance in Statement No. 150 so that the prepaid forward contract represented by the share lending agreement results in a reduction in the number of outstanding shares used to calculate basic and diluted net income per common share. Consequently, the shares of common stock subject to the share lending agreement are excluded from our net income per common share calculations.

16.	Commitments and Contingencies

General

In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $520.6 million at December 31, 2008 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of December 31, 2008, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of December 31, 2008, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $152.0 million—a decrease from the $369.3 million level at December 31, 2007 as a result of account actions and declines in our liquidating portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases declines along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect payments and charge-offs combined to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Additionally, we have entered into an agreement whereby we have agreed to guarantee the payment obligations of one of our subsidiaries servicing a portfolio of auto loans owned by another of our subsidiaries. We currently do not have any liability recorded with respect to this guarantee, but we will record one if events occur that make payment probable under this guarantee.

    Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have provided the financial institution a $10.0 million standby letter of credit and have pledged retained interests carried at $22.7 million at December 31, 2008. Our arrangements with this particular originating financial institution expire in March 2009.

    Our other third-party originating financial institution relationships require security for our daily purchases of their credit card receivables, and we have pledged $21.7 million in collateral as such security as of December 31, 2008. In addition, in connection with our April 2007 U.K. Portfolio acquisition, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to one of the European payment systems ($5.2 million as of December 31, 2008). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. We also guarantee certain performance obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

    Total System Services, Inc. provides certain services to us as a system of record provider. Were we to terminate our U.S. relationship with Total System Service, Inc. prior to the contractual termination period, we would incur significant penalties ($33.4 million as of December 31, 2008); we have no intention, however, of terminating this agreement, which in May 2008 was renegotiated and extended through May 2015.

Litigation

    We are involved in various legal proceedings that are incidental to the conduct of our business. The material proceedings in which we have been involved in 2008 are described below.

    We and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al. , No 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that we are the alter ego of our subsidiaries and are liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

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

As a result, on June 10, 2008, the FTC commenced an action against us and one of our subsidiaries in the United States District Court for the Northern District of Georgia entitled  Federal Trade Commission vs. CompuCredit et al ., Case No. 1:08ev01976-BBM-RGV, and the FDIC commenced three administrative proceedings against us (each of which was assigned dual case numbers), Nos. FDIC-08-139b, FDIC-08-140k, FDIC-07-256b, FDIC-07-257k, FDIC 07-228b and FDIC-07-260k, two of which also were against the issuing banks that did not reach agreement with the FDIC.  One of these two issuing banks has settled its dispute with the FDIC.  In general, the actions allege that we and our bank partners overstated the amount of available credit and inadequately disclosed up-front fees and that one of our subsidiaries misrepresented when certain new credit cards would be issued and certain previously charged-off balances would be reported to the credit bureaus as “paid in full” and utilized prohibited telephone collection practices. Although we believe that our marketing and other materials and servicing and collection practices previously complied with, and continue to comply with, applicable law, we settled all outstanding litigation with the FTC and FDIC in December of 2008. While the $7.5 million that we had previously accrued related to this litigation has proven adequate to cover refunds and payments that we will be making to cardholders under the settlement agreements, we also agreed to pay a $2.4 million civil money penalty, which we paid and expensed in the fourth quarter of 2008.

On May 23, 2008, CompuCredit and one of our subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled  CompuCredit Corporation et al. vs. CB&T et al ., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide CompuCredit rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa ® , MasterCard ® , or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to transfer credit card accounts to our third-party designees, all in violation of the agreements among the parties.

On June 11, 2008, CB&T filed a complaint against us and one of our subsidiaries in the United States District Court for the Middle District of Georgia,  CB&T vs. CompuCredit Corporation et al ., Civil Action no. 4:08cv78. In general, the complaint requested that the court order us to implement certain changes to the terms of the CB&T-issued credit cards. Our motion to dismiss this complaint was granted.

 On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled  Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al. , Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled  Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, and a consolidated complaint has now been filed. We are vigorously contesting this complaint, and the defendants intend to file a motion to dismiss.

 We received a demand dated August 25, 2008, from Sue An that we take action against all of its directors and two of its officers for alleged breaches of fiduciary duty. In general, the alleged breaches are the same as the actions that are the subject of the class action securities case. Our Board of Directors has appointed a special litigation committee to investigate the allegations and to determine how to proceed.

 Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC as described above. We are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

17.           Income Taxes

Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The current and deferred portions (in thousands) of federal and state income tax benefit or expense as the case may be are as follows:

	For the year ended December 31,
	2008	2007	2006
Federal income tax (benefit) expense:
Current tax (benefit) expense	$(18,943)	$(58,769)	$27,241
Deferred tax (benefit) expense	(29,440)	35,787	32,881
Total federal income tax (benefit) expense	(48,383)	(22,982)	60,122
Foreign income tax expense:
Current tax expense (benefit)	1,067	(51)	—
Deferred tax expense (benefit)	691	(541)	—
Total foreign income tax expense (benefit)	1,758	(592)	—
State and other income tax (benefit) expense:
Current tax expense (benefit)	364	(49)	152
Deferred tax (benefit) expense	(1,417)	712	181
Total state and other income tax (benefit) expense	(1,053)	663	333
Total income tax (benefit) expense	$(47,678)	$(22,911)	$60,455

Income tax (benefit) expense in 2008, 2007 and 2006 differed from amounts computed by applying the statutory U.S. federal income tax rate to pretax income from consolidated operations principally as a result of the impact of foreign tax expense as well as the establishment of valuation allowances on certain foreign deferred tax assets, unfavorable state income tax effects in certain jurisdictions and unfavorable permanent differences, including the effects of accruals pursuant to Interpretation No. 48. The following table reconciles our effective tax rates to the federal statutory rate:

	For the year ended December 31,
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
(Decrease in income tax benefit) increase in income tax expense resulting from:
Interest and penalties under Interpretation No. 48	(0.9)	(0.7)	—
Foreign income taxes , including indefinitely invested earnings of foreign subsidiaries	(1.6)	(1.2)	—
State and other income taxes and other differences, net	(0.6)	(2.1)	1.0
Effective tax rate	31.9%	31.0%	36.0%

As of December 31, 2008 and December 31, 2007, the significant components (in thousands) of our deferred tax assets and liabilities were:

	December 31,
	2008	2007
Deferred tax assets:
Software development costs/fixed assets	$2,797	$1,791
Equity in income of equity-method investees	4,791	5,991
Goodwill and intangible assets	25,890	16,156
Deferred costs	2,724	868
Mark-to-market	2,803	3,881
Provision for loan loss	20,138	17,919
Equity based compensation	6,813	5,508
Charitable contributions	5,119	5,003
Other	7,703	4,974
Federal net operating loss carryforward	46,122	—
AMT credit carryforward	3,931	—
State Tax Benefits	32,694	30,671
	161,525	92,762
Valuation allowance	(34,750)	(30,671)
	126,775	62,091
Prepaid expenses	$(2,391)	$(1,582)
Securitization-related income	(136,445)	(116,816)
Interest on debentures	(35,556)	(21,481)
	(174,392)	(139,879)
Net deferred tax liability	$(47,617)	$(77,788)

The amounts reported for both 2008 and 2007 have been adjusted to account for the reclassification of unrecognized tax benefits as required by Interpretation No. 48.

We incurred federal and state net operating losses during 2008 that we will carry forward to future tax years to reduce future federal and state tax due. As such, the net operating losses are included as deferred tax assets in the table above. Certain of the deferred tax assets related to state net operating losses have been offset by valuation allowances as discussed below.

We incurred federal and state net operating losses in 2007 for which a claim was filed to carry the federal net operating loss back to tax years 2005 and 2006. Due to the alternative minimum tax (“AMT”) limitation on net operating loss carry-backs, we generated an AMT credit carry-forward which can be carried forward indefinitely.

Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss or credit carry-forwards from operations in various state and foreign jurisdictions. Approximately $33.7 million of our valuation allowances relate to entities that have not yet generated a taxable profit in these states and foreign tax jurisdictions and are not expected for the foreseeable future to generate a taxable profit in these states and foreign tax jurisdictions. Therefore, it is more likely than not that these net operating losses or credits will never be utilized to reduce future state and foreign tax liabilities in these jurisdictions. There are no other net operating loss or credit carry forwards other than those described herein.

We generally do not provide income taxes on the undistributed earnings of non-United States subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount, if any, of taxes payable.

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the

United States, the United Kingdom, the Netherlands and India. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2005. Currently, we are under audit by various jurisdictions for various years. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years; if any such changes arise, however, we do not expect them to be material.

    We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2008 and 2007, we recognized $2.5 million and $2.3 million, respectively, in potential interest and penalties associated with uncertain tax positions, and to the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense. We recognized such a reduction in the amount of $2.6 million related to the closing of the statute of limitations for the 2004 tax year.

    A reconciliation (in thousands) of unrecognized tax benefits from the beginning to the end of 2008 is as follows:

2008
Balance at January 1,	$(76,701)
Additions based on tax positions related to the prior year	(2,940)
Reductions based on tax positions related to the prior year	19,739
Additions based on tax positions related to the current year	(7,527)
Interest and penalties accrued	(2,477)
Reductions for tax positions of prior years for lapses of applicable statute of limitations	2,644
Balance at December 31,	$(67,262)

Unrecognized tax benefits that, if recognized, would affect the effective tax rate totaled $13.6 million and $11.9 million at December 31, 2008 and 2007, respectively.

The total amount of unrecognized tax benefits with respect to certain of our unrecognized tax positions will significantly change as a result of the lapse of applicable state and federal limitations periods in the next 12 months. However, it is not reasonably possible to determine which (if any) limitations periods will lapse in the next 12 months due to the effect of existing and new tax audits and tax agency determinations.  Moreover, the net amount of such change cannot be reasonably estimated because our operations over the next 12 months may cause other changes to the total amount of unrecognized tax benefits. Due to the complexity of the tax rules underlying our Interpretation No. 48 liabilities, and the unclear timing of tax audits, tax agency determinations, and other events (such as the outcomes of tax controversies involving related issues with unrelated taxpayers), we cannot establish reasonably reliable estimates for the periods in which the cash settlement of our Interpretation No. 48 liabilities will occur.

18.	Net Income Per Common Share

The following table sets forth the computation of net income per common share (in thousands, except per share data):

	For the year ended December 31,
	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(95,168)	$(24,968)	$132,999
Loss from discontinued operations	$(6,414)	$(26,028)	$(25,524)
Net (loss) income	$(101,582)	$(50,996)	$107,475
Denominator:
Basic (weighted-average shares outstanding)	46,782	48,717	48,734
Effect of dilutive stock options and warrants	—	—	1,604
Diluted (adjusted weighted-average shares)	46,782	48,717	50,338
(Loss) income from continuing operations per common share—basic	$(2.03)	$(0.51)	$2.73

(Loss) income from continuing operations per common share—diluted	$(2.03)	$(0.51)	$2.65
Loss from discontinued operations per common share—basic	$(0.14)	$(0.53)	$(0.52)
Loss from discontinued operations per common share—diluted	$(0.14)	$(0.53)	$(0.51)
Net (loss) income per common share—basic	$(2.17)	$(1.04)	$2.21
Net (loss) income per common share—diluted	$(2.17)	$(1.04)	$2.14

As their effects were anti-dilutive due to our net losses in 2008 and 2007, we excluded all of our stock options and unvested restricted shares from our 2008 and 2007 net loss per common share calculations. Excluded from the 2006 net income per common share calculation were 520,000 of stock options as their effects were anti-dilutive. Also excluded from the 2008, 2007, and 2006 net income per common share calculations are shares associated with our share lending agreement discussed in Note 15, “Convertible Senior Notes.”

For the years ended December 31, 2008, 2007 and 2006, under the guidance of Emerging Issues Task Force 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” there were no shares potentially issuable and thus includible in the diluted net income per common share calculation under our 3.625% convertible senior notes due 2025 issued in May 2005 and 5.875% convertible senior notes due 2035 issued in November 2005. However, in future reporting periods during which our closing stock price is above the respective $43.42 and $52.83 conversion prices for the May 2005 and November 2005 convertible senior notes, and depending on the closing stock price at conversion, the maximum potential dilution under the conversion provisions of the May 2005 and November 2005 convertible senior notes is approximately 5.5 million and 4.9 million shares, respectively, which could be included in diluted share counts in net income per common share calculations. See Note 15, “Convertible Senior Notes,” for a further discussion of these convertible securities.

19.	Stock-Based Compensation

As of December 31, 2008, we had two stock-based employee compensation plans (our Employee Stock Purchase Plan and our 2008 Equity Incentive Plan). The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and as of December 31, 2008, 1,589,697 shares remained available for grant under this plan. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $1.4 million in 2008, while we recognized income tax-related benefits within additional paid-in capital of $2.5 million and $0.2 million in 2007 and 2006, respectively.

Stock Options

Our 2008 Equity Incentive Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to 5 years. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective application. During 2008, 2007 and 2006, we expensed compensation costs of $2.0 million, $2.2 million and $1.7 million, respectively, related to our stock options. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award.

Information related to options outstanding is as follows:

	For the year ended December 31,
	2007		2006
	Number of shares	Weighted- average exercise price	Number of shares	Weighted- average exercise price
Outstanding at beginning of year	1,079,889	$23.96	655,388	$9.44
Granted	50,000	34.75	500,000	40.99
Exercised	(462,625)	6.39	(74,550)	10.69
Cancelled/Forfeited	(1,000)	7.15	(949)	11.38
Outstanding at end of year	666,264	$36.99	1,079,889	$23.96

	For the year ended December 31, 2008
	Number of shares	Weighted- average exercise price	Weighted- average of remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2008	666,264	$36.99
Granted	200,000	8.66
Exercised	(11,000)	6.72
Cancelled/Forfeited	(14,600)	14.67
Outstanding at December 31, 2008	840,664	$31.04	3.9	$0.0
Exercisable at December 31, 2008	90,664	$23.47	1.2	$0.0

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options outstanding			Options exercisable
Exercise Price	Number outstanding	Weighted remaining average contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted remaining average contractual life (in years)	Weighted average exercise price
$ 0.00 – $12.00	220,000	4.2	$8.49	20,000	3.3	$6.79
$12.01 – $25.00	50,664	0.2	$19.97	50,664	0.2	$19.97
$25.01 – $50.00	570,000	4.2	$40.72	20,000	1.7	$49.00
	840,664	3.9	$31.04	90,664	1.2	$23.47
As of December 31, 2008, our unamortized deferred compensation costs associated with non-vested stock options were $4.3 million. We received $74,000 in cash proceeds from stock option exercises during 2008.

We have estimated the fair value of granted options at the date of grant using a Black-Scholes option-pricing model with the assumptions described below.

Assumptions	2008	2007	2006
Fair value per share	$2.16	$11.14	$16.34
Dividend yield	—	—	—
Volatility factors of expected market price of stock(1)	30.00%	30.00%	30.00%
Risk-free interest rate	2.00%	5.25%	5.00%
Expected option term (in years)	3.50	4.00	6.00

(1)	We use the implied volatility evidenced within our publicly traded convertible bonds, warrants and over-the-counter stock options as a basis for the expected volatility assumption.

Restricted Share Awards

Under our 2008 Equity Incentive Plan and its predecessor plans, we granted 712,545 shares, 213,579 shares, and 391,116 shares to our employees and directors, with fair values of $6.9 million, $6.8 million and $15.8 million for the years ended 2008, 2007 and 2006, respectively. (Included within the 2006 grant amounts are 250,000 shares with a fair value of $10.2 million that we issued to our President.) When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of December 31, 2008, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $12.1 million with a weighted-average remaining amortization period of 2.2 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes minority interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 2.2 years as of December 31, 2008.

20.	Employee Benefit Plans

We maintain a defined contribution retirement plan (“401(k) plan”) for our U.S. employees that provides for a matching contribution by us. All full time U.S. employees are eligible to participate in the 401(k) plan. Our U.K. credit card subsidiary offers eligible employees membership in a Group Personal Pension Plan which is set up with Friend’s Provident. This plan is a defined contribution plan in which all permanent employees who have completed three months of continuous service are eligible to join the plan. Company matching contributions are available to U.K. employees who contribute a minimum of 3%. We contributed matching contributions under our U.S. and U.K. plans of $1.1 million, $0.8 million and $0.5 million per year in 2008, 2007 and 2006, respectively.

We also have an Employee Stock Purchase Plan (“ESPP”). All employees, excluding executive officers, are eligible to participate in the ESPP. Under the ESPP, employees can elect to have up to the lesser of 100% of their annual wages or $8,500 withheld to purchase CompuCredit common stock. The amounts deducted and accumulated by each participant are used to purchase shares of common stock at the end of each one-month offering period. The price of stock purchased under the ESPP is approximately 85% of the fair market value per share of our common stock on the last day of the offering period. Employees contributed $0.4 million to purchase 65,054 shares of common stock in 2008, $0.5 million to purchase 24,904 shares of common stock in 2007 and $0.6 million to purchase 19,382 shares of common stock in 2006 under the ESPP. The ESPP covers up to 150,000 shares of common stock. Our charge to expense associated with the ESPP was $84,000, $255,000 and $88,000 in 2008, 2007 and 2006, respectively.

21.	Related Party Transactions

During 2008, two of our executive officers and a member of our Board of Directors separately purchased an aggregate $3.4 million (face amount) of our outstanding convertible senior notes.  The purchases were made at prevailing market prices from unrelated third parties.

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

Richard R. House, Jr. and Richard W. Gilbert each indirectly owned 9.5% of VSI, the third-party developer of our database management system prior to the sale of VSI in 2004 to an unaffiliated third party. During 2007 and 2006, we paid $8.8 million and $8.4 million, respectively, to VSI and its subsidiaries for software development, account origination and consulting services. Under the terms of the VSI sale agreement, Mr. House and Mr. Gilbert were entitled to receive earn-out payments based on VSI gross revenue increases in 2004, 2005 and 2006, when compared to the prior year. Mr. House and Mr. Gilbert received earn-out payments of $146,000, $79,000 and $79,000 each during 2005, 2006 and 2007, respectively.

From 2001 until August 2007, we subleased 7,316 square feet of excess office space to Frank J. Hanna, Jr., who is the father of our Chairman and Chief Executive Officer, David G. Hanna, and one of our directors, Frank J. Hanna, III. The sublease rate per square foot was the same as the rate that we paid on the prime lease. Total rent for the sublease was $0.1 million for 2007 and $0.2 million in 2006.

In June 2007, we entered into a sublease for 1,000 square feet of excess office space at our new Atlanta headquarters office location, to HBR Capital, Ltd., a corporation co-owned by David G. Hanna and Frank J. Hanna, III. The sublease rate of $22.44 per square foot is the same as the rate that we pay on the prime lease. This sublease expires in May of 2022.

We have been a long-term contributor to the Solidarity School, a philanthropically-funded grade school program serving the children of Hispanic immigrant families. A substantial portion of our contributions to the Solidarity School historically have been funded by proceeds from our Aspiré a Mas credit card, one of our credit card offerings marketed primarily to the Hispanic community and some offerings of which have contained our promise that at least 1% of cardholder purchases will be reinvested in the Hispanic community through contributions to qualifying charitable organizations (which include the Solidarity School). David G. Hanna (our Chief Executive Officer and Chairman of the Board of Directors) and Frank J. Hanna, III (a member of our Board of Directors) are both members of the board of directors of the Solidarity School and, consistent with prior philanthropic activities, Frank J. Hanna, III also has personally guaranteed the mortgage on the school’s facility. Historically we have made charitable contributions to a variety of worthy causes and we expect to continue to support the Solidarity School and other organizations that are aimed at helping others through social, educational and spiritual means. While we made no contributions to the Solidarity School in 2007 or 2008, we gave $0.8 million to the Solidarity School in 2006.

In June, 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of December 31, 2008, the outstanding balance of the notes held by the partnership was £1.1 million ($1.7 million). The notes held by the partnership comprise 0.5% of the $310.3 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust is entitled to receive 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. Because the parties agreed in 2008 to waive Urban Trust’s requirements to pay 5% of all net costs incurred by us, Urban Trust’s interest in future net payments received from cardholders is only 2.7% as of December 31, 2007; its interests are netted against securitized earnings assets on our consolidated balance sheets as noted in Note 10, “Securitizations and Structured Financings.” Frank J. Hanna, Jr., owns a substantial minority interest in Urban Trust and serves on its Board of Directors. In December 2006, Urban Trust deposited $0.7 million with us to cover its share of future expenses of the program. Also in December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders. Through December 31, 2008, Urban Trust used all of the $0.7 million deposit to fund its share of the net costs of the program and made certain net additional contributions to cover further growth. As of December 31, 2008, our deposit with Urban Trust grew to $2.4 million, corresponding to growth in purchases by Urban Trust cardholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on February 25, 2009.

CompuCredit Corporation

By:	/s/ David G. Hanna
David G. Hanna Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. HANNA David G. Hanna	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2009

/s/ J. PAUL WHITEHEAD, III J. Paul Whitehead, III	Chief Financial Officer (Principal Financial & Accounting Officer)	February 25, 2009

/s/ GREGORY J. CORONA Gregory J. Corona	Director	February 25, 2009

/s/ RICHARD W. GILBERT Richard W. Gilbert	Director	February 25, 2009

/s/ FRANK J. HANNA, III Frank J. Hanna, III	Director	February 25, 2009

/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr.	Director	February 25, 2009

/s/ DEAL W. HUDSON Deal W. Hudson	Director	February 25, 2009

/s/ MACK F. MATTINGLY Mack F. Mattingly	Director	February 25, 2009

/s/ NICHOLAS B. PAUMGARTEN Nicholas B. Paumgarten	Director	February 25, 2009

/s/ THOMAS G. ROSENCRANTS Thomas G. Rosencrants	Director	February 25, 2009