Form 10-Q
period 2009-03-31
COMPUCREDIT CORP
filed 2009-05-11
CIK 1068199

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

___________________________

For the quarterly period ended March 31, 2009

of
___________________________

COMPUCREDIT CORPORATION
a Georgia Corporation

___________________________

IRS Employer Identification No. 58-2336689

SEC File Number 0-25751

Five Concourse Parkway, Suite 400
Atlanta, Georgia 30328
(770) 828-2000

___________________________

CompuCredit has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding twelve months and has been subject to such filing requirements for the past ninety days.  CompuCredit is not yet required to file Interactive Data Files.

CompuCredit is an accelerated filer and is not a shell company.

As of April 30, 2009, 48,167,504 shares of Common Stock, no par value, of CompuCredit were outstanding. (This excludes 3,651,069 loaned shares to be returned.)

COMPUCREDIT CORPORATION
FORM 10-Q

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2009	December 31, 2008
		(as adjusted)
Assets
Cash and cash equivalents (including restricted cash of $18,355 at March 31, 2009 and $19,913 at December 31, 2008)	$96,429	$94,428
Securitized earning assets	621,834	813,793
Non-securitized earning assets, net:
Loans and fees receivable, net (of $22,585 and $24,757 in deferred revenue and $53,530 and $55,753 in allowances for uncollectible loans and fees receivable at March 31, 2009 and December 31, 2008, respectively)	319,352	340,734
Investments in previously charged-off receivables	55,488	47,676
Investments in securities	4,005	4,678
Deferred costs, net	5,833	6,161
Property at cost, net of depreciation	43,265	48,297
Investments in equity-method investees	44,774	53,093
Intangibles, net	4,041	4,547
Goodwill	64,355	59,129
Prepaid expenses and other assets	45,501	52,575
Total assets	$1,304,877	$1,525,111
Liabilities
Accounts payable and accrued expenses	$87,748	$120,235
Notes payable and other borrowings	182,988	199,939
Convertible senior notes (Note 9)	302,048	299,834
Deferred revenue primarily from forward flow agreement	23,377	23,492
Current and deferred income tax liabilities	74,378	134,754
Total liabilities	670,539	778,254

Commitments and contingencies (Note 11)

Equity
Common stock, no par value, 150,000,000 shares authorized: 60,478,232 shares issued and 51,818,573 shares outstanding at March 31, 2009 (including 3,651,069 loaned shares to be returned); and 60,379,613 shares issued and 51,645,697 shares outstanding at December 31, 2008 (including 3,651,069 loaned shares to be returned)	—	—
Additional paid-in capital	520,001	522,571
Treasury stock, at cost, 8,659,659 and 8,733,916 shares at March 31, 2009 and December 31, 2008, respectively	(220,564)	(222,310)
Accumulated other comprehensive loss	(32,772)	(31,431)
Retained earnings	340,632	453,149
Total shareholders’ equity (Note 2)	607,297	721,979
Noncontrolling interests (Note 2)	27,041	24,878
Total equity	634,338	746,857
Total liabilities and equity (Note 2)	$1,304,877	$1,525,111

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
		(as adjusted)
Interest income:
Consumer loans, including past due fees	$19,801	$22,916
Other	329	2,083
Total interest income	20,130	24,999
Interest expense	(10,192)	(13,990)
Net interest income before fees and related income on non-securitized earning assets and provision for loan losses	9,938	11,009
Fees and related income on non-securitized earning assets	44,465	56,264
Provision for loan losses	(12,763)	(20,406)
Net interest income, fees and related income on non-securitized earning assets	41,640	46,867
Other operating (loss) income:
Fees and related (loss) income on securitized earning assets	(152,026)	42,593
Servicing income	39,404	48,286
Ancillary and interchange revenues	5,998	15,421
Gain on repurchase of convertible senior notes	160	—
Equity in (loss) income of equity-method investees	(2,182)	8,474
Total other operating (loss) income	(108,646)	114,774
Other operating expense:
Salaries and benefits	14,232	18,779
Card and loan servicing	58,233	77,413
Marketing and solicitation	4,182	15,859
Depreciation	6,357	9,954
Other	25,682	29,131
Total other operating expense	108,686	151,136
(Loss) income from continuing operations before income taxes	(175,692)	10,505
Income tax benefit (expense)	60,586	(4,518)
(Loss) income from continuing operations	(115,106)	5,987
Discontinued operations:
Loss from discontinued operations before income taxes	—	(4,685)
Income tax benefit	—	1,640
Loss from discontinued operations	—	(3,045)
Net (loss) income	(115,106)	2,942
Net loss (income) attributable to noncontrolling interests	2,589	(2,019)
Net (loss) income attributable to controlling interests	$(112,517)	$923
(Loss) income from continuing operations attributable to controlling interests per common share—basic	$(2.37)	$0.08
(Loss) income from continuing operations attributable to controlling interests per common share—diluted	$(2.37)	$0.08
Loss from discontinued operations attributable to controlling interests per common share—basic	$—	$(0.07)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$—	$(0.07)
Net (loss) income attributable to controlling interests per common share—basic	$(2.37)	$0.01
Net (loss) income attributable to controlling interests per common share—diluted	$(2.37)	$0.01

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statement of Equity (Unaudited)
For the three months ended March 31, 2009
(Dollars in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Comprehensive Loss	Total Equity
Balance at December 31, 2008 (as adjusted)	60,379,613	$—	$522,571	$(222,310)	$(31,431)	$453,149	$24,878	$—	$746,857
Use of treasury stock for stock-based compensation plans	(108,206)	—	(1,853)	1,853	—	—	—	—	—
Issuance of restricted stock	206,825	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation costs	—	—	2,100	—	—	—	—	—	2,100
Purchase of treasury stock	—	—	—	(107)	—	—	—	—	(107)
Tax effects of stock-based compensation plans	—	—	(1,225)	—	—	—	—	—	(1,225)
Settlement of contingent earn-out as referenced in Note 10, “Goodwill and Intangible Assets”	—	—	(1,592)	—	—	—	5,431	—	3,839
Distributions to owners of noncontrolling interests	—	—	—	—	—	—	(632)	—	(632)
Comprehensive loss:
Net loss	—	—	—	—	—	(112,517)	(2,589)	(115,106)	(115,106)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,341)	—	(47)	(1,388)	(1,388)
Comprehensive loss	—	—	—	—	—	—	—	(116,494)	—
Balance at March 31, 2009	60,478,232	$—	$520,001	$(220,564)	$(32,772)	$340,632	$27,041		$634,338

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
		(as adjusted)
Net (loss) income	$(115,106)	$2,942
Other comprehensive loss:
Foreign currency translation adjustment	(1,828)	(312)
Income tax benefit related to other comprehensive loss	440	96
Comprehensive (loss) income	(116,494)	2,726
Comprehensive loss (income) attributable to noncontrolling interests	2,636	(2,023)
Comprehensive (loss) income attributable to controlling interests	$(113,858)	$703

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
		(as adjusted)
Operating activities
Net (loss) income	$(115,106)	$2,942
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	6,357	10,117
Impairment of goodwill	—	1,132
Provision for loan losses	12,763	22,421
Amortization of intangibles	507	615
Accretion of deferred revenue	(115)	(6,770)
Stock-based compensation expense	2,100	2,335
Retained interests adjustments, net	220,794	102,773
Unrealized loss on debt and equity securities classified as trading securities	—	4,123
Gain on repurchase of convertible senior notes	(160)	—
Income in excess of distributions from equity-method investments	—	(97)
Changes in assets and liabilities, exclusive of business acquisitions:
Net (increase) decrease in debt, equity and U.S. government securities classified as trading securities	(77)	1,038
Decrease in uncollected fees on non-securitized earning assets	5,902	7,383
Decrease in deferred costs	328	874
(Decrease) increase in income tax liability	(61,166)	90,243
Decrease (increase) in prepaid expenses	5,720	(14,125)
Decrease in accounts payable and accrued expenses	(29,149)	(32,930)
Other	922	6,226
Net cash provided by operating activities	49,620	198,300
Investing activities
Proceeds from equity-method investees	8,319	1,547
Investments in securitized earning assets	(113,379)	(457,708)
Proceeds from securitized earning assets	84,022	371,081
Investments in non-securitized earning assets	(227,168)	(320,111)
Proceeds from non-securitized earning assets	222,031	277,887
Acquisition of assets	(628)	—
Purchases and development of buildings, software, furniture, fixtures and equipment, net of disposals	(1,211)	(7,968)
Net cash used in investing activities	(28,014)	(135,272)
Financing activities
Noncontrolling interests distributions, net	(632)	(1,918)
Proceeds from exercise of stock options	—	69
Purchase of treasury stock	(107)	(488)
Purchase of noncontrolling interest	(1,096)	—
Proceeds from borrowings	23,919	40,476
Repayment of borrowings	(41,622)	(26,653)
Net cash (used in) provided by financing activities	(19,538)	11,486
Effect of exchange rate changes on cash	(67)	(139)
Net increase in cash	2,001	74,375
Cash and cash equivalents at beginning of period	94,428	137,526
Cash and cash equivalents at end of period	$96,429	$211,901
Supplemental cash flow information
Cash paid for interest	$8,823	$13,635
Net cash paid for (refunds of) income taxes	$592	$(87,360)
Supplemental non-cash information
Notes payable associated with capital leases	$2,291	$9,019
Notes payable associated with investments in securities	$—	$13,487
Issuance of stock options and restricted stock	$1,129	$5,762

See accompanying notes.

CompuCredit Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

1.	Basis of Presentation

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary to fairly state the results for the interim periods presented have been included. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates, such as credit losses, payment rates, costs of funds, discount rates and the yields earned on securitized receivables, significantly affect our reported gains on securitizations and income from retained interests in credit card receivables securitized (both of which are components of fees and related (loss) income on securitized earning assets on our condensed consolidated statements of operations) and the reported value of securitized earning assets on our condensed consolidated balance sheets. Additionally, estimates of future credit losses on our non-securitized loans and fees receivable have a significant effect on the provision for loan losses within our condensed consolidated statements of operations and loans and fees receivable, net, which is a component of non-securitized earning assets, net on our condensed consolidated balance sheets. Operating results for the three months ended March 31, 2009 are not necessarily indicative of what our results will be for the year ending December 31, 2009. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes for the year ended December 31, 2008 contained in our Annual Report on Form 10-K filed with the SEC.

We have reclassified certain amounts in our prior period condensed consolidated financial statements to conform to current period presentation, and we have eliminated all significant intercompany balances and transactions for financial reporting purposes.

Our prior year reclassifications include those required for the retrospective application of two new accounting pronouncements that are first effective for us under GAAP in our consolidated financial statements for the three months ended March 31, 2009—specifically, Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“Statement No. 160”), which resulted in the reclassification of our prior liability for minority interests to a new noncontrolling interests component of total equity, and FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (“FSP APB 14-1”), which resulted in reclassifications of consolidated balance sheet balances from deferred loan costs and convertible senior notes to additional paid-in capital and associated reclassifications among retained earnings and deferred tax liabilities. Retrospective application of FSP APB 14-1 also had the effect of increasing interest expense and, accordingly, decreasing net income within our condensed consolidated statement of operations for the three months ended March 31, 2008.

2.	Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components

The following is a summary of significant accounting policies we follow in preparing our consolidated financial statements, as well as a description of significant components of our consolidated financial statements.

Restricted Cash

Restricted cash as of March 31, 2009 includes (1) $8.7 million of escrowed gross proceeds (including interest earned thereon) associated with a forward flow contract between one of our subsidiaries and a subsidiary of Encore Capital Group, Inc. (collectively with all other subsidiaries or affiliates of Encore Capital Group, Inc. to which we refer, “Encore”), (2) certain collections on receivables within our Auto Finance segment, the cash balances of which are required to be distributed to note holders under our debt facilities, and (3) cash collateral balances underlying standby letters of credit that have been issued in favor of certain regulators in connection with our retail micro-loan activities.

On July 10, 2008, Encore did not purchase certain accounts as contemplated by the forward flow contract, alleging that we breached certain representations and warranties set forth in the contract (based upon then outstanding allegations made by the Federal Trade Commission (“FTC”) as discussed further in Note 11, “Commitments and Contingencies”). Subsequently, both our subsidiary and Encore advised one another that they were in default of various obligations under the contract and various related agreements among them, and the parties currently are endeavoring to resolve these disputes through arbitration. Notwithstanding our settlement in December 2008 of all outstanding matters with the FTC, because of these ongoing disputes with Encore, we have not recognized subsequent to July 10, 2008 any income representing escrowed funds classified within restricted cash that we believed we earned after that date but that Encore has not released from the escrowed funds.

Non-Securitized Earning Assets, Net

The components of non-securitized earning assets, net, on our consolidated balance sheets include loans and fees receivable, net, investments in previously charged-off receivables and investments in securities.

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

 We account for the loans and fees receivable associated with our acquisition of a $189.0 million auto loan portfolio from Patelco Credit Union (“Patelco”) under the guidance of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”), which limits the yield that may be accreted (accretable yield) to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (including the effects of prepayments) expected to be collected on the date of acquisition over our initial investment in the loans and fees receivable. The excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) is not recognized as an adjustment of yield, loss accrual or valuation allowance. The following tables show (in thousands) a roll-forward of accretable yield for our loans for which we apply SOP 03-3, as well as the carrying amounts of and gross loans and fees receivable balances of our loans for which we apply SOP 03-3.

	For the Three Months Ended March 31,
	2009	2008
Roll-forward of accretable yield:
Balance at beginning of period	$(15,934)	$(28,737)
Accretion of yield	2,867	4,423
Balance at end of period	$(13,067)	$(24,314)

SOP 03-3 loans and fees receivable:
Carrying amount of loans and fees receivable at acquisition date	$160,592
Carrying amount of loans and fees receivable at March 31, 2009	$55,849
Gross loans and fees receivable balance at acquisition date	$191,976
Gross loans and fees receivable balance at March 31, 2009	$65,007

A roll-forward of the components of loans and fees receivable, net (in millions) between our December 31, 2008 and March 31, 2009 consolidated balance sheet dates is as follows:

	Balance at December 31, 2008	Additions	Subtractions	Balance at March 31, 2009
Loans and fees receivable, gross	$421.3	$235.1	$(260.9)	$395.5
Deferred revenue	(24.8)	(13.1)	15.3	(22.6)
Allowance for uncollectible loans and fees receivable	(55.8)	(12.8)	15.1	(53.5)
Loans and fees receivable, net	$340.7	$209.2	$(230.5)	$319.4

As of March 31, 2009, the weighted average remaining accretion period for the $22.6 million of deferred revenue reflected in the above table was 28.4 months.

A roll-forward of our allowance for uncollectible loans and fees receivable (in millions) during each of the three months ended March 31, 2009 and 2008, respectively, is as follows:

	For the Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$(55.8)	$(51.5)
Provision for loan losses	(12.8)	(20.4)
Charge offs	16.7	19.9
Recoveries	(1.6)	(2.5)
Balance at end of period	$(53.5)	$(54.5)

Investments in Previously Charged-Off Receivables. The following table shows (in thousands) a roll-forward of our investments in previously charged-off receivables activities:

For the Three Months Ended March 31, 2009
Unrecovered balance at beginning of period	$47,676
Acquisitions of defaulted accounts	17,373
Cash collections	(13,880)
Cost-recovery method income recognized on defaulted accounts (included within fees and related income on non-securitized earning assets on our consolidated statements of operations)	4,319
Unrecovered balance at end of period	$55,488
Estimated remaining collections (“ERC”)	$124,636

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

We estimate the life of each pool of previously charged-off receivables acquired by us generally to be between twenty-four and thirty-six months for normal delinquency charged-off accounts and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 44.3% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter.

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

	As of March 31, 2009	As of December 31, 2008
Held to maturity:
Investments in debt securities of equity-method investees	$3,635	$4,385
Trading:
Investments in equity securities	370	293
Total investments in debt and equity securities	$4,005	$4,678

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include amounts paid to third parties for marketing and other services. We expense these amounts once services have been performed or marketing efforts have been undertaken. Also included are (1) various deposits (totaling $21.9 million as of March 31, 2009) required to be maintained with our third-party issuing bank partners and retail electronic payment network providers (including $6.2 million as of March 31, 2009 associated with our ongoing origination and servicing efforts in the United Kingdom) and (2) vehicle inventory held by our buy-here, pay-here auto dealerships which we expense as cost of goods sold (within fees and related income on non-securitized earning assets on our condensed consolidated statements of operations) as we earn associated sales revenues.

Deferred Costs

The principal components of deferred costs include unamortized costs associated with our (1) receivables origination activities and (2) issuances of convertible senior notes and other debt. We defer direct receivables origination costs for our credit card receivables and amortize them against credit card fee income on a straight-line basis over the privilege period, which is typically one year. We generally amortize deferred costs associated with our convertible senior notes into interest expense over the expected life of the instruments; however, we accelerate the recovery of an appropriate pro-rata portion of these costs against gains on repurchases of our convertible senior notes. On January 1, 2009, we were required to adopt FSP APB 14-1. The adoption of this pronouncement resulted in the reclassification of $4.8 million of deferred loan costs associated with our convertible senior notes as a reduction to equity, and as required, we have retrospectively applied this pronouncement within prior period consolidated financial statements as if FSP APB 14-1 had applied in financial reporting periods prior to the January 1, 2009 effective date of this pronouncement. See Note 9, “Convertible Senior Notes, Notes Payable and Other Borrowings,” for additional effects of our adoption of FSP APB 14-1.

Income Taxes

We account for income taxes based on the liability method required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” we assess the probability that a tax position we have taken may not ultimately be sustained on audit, and we reevaluate our uncertain tax positions on a quarterly basis. We base these reevaluations on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to tax expense.

Our overall effective tax rates (computed considering both continuing and discontinued operations before income taxes in the aggregate) were 34.5% and 49.5% for the three months ended March 31, 2009 and 2008, respectively. We have experienced no material changes in effective tax rates associated with differences in filing jurisdictions and changes in law between these periods, and the variation in effective tax rates between these periods are substantially related to differing expectations in these periods as to the ratio of our permanent differences to pre-tax income or loss levels calculated in accordance with GAAP.

We conduct business globally, and as a result, one or more of our subsidiaries files U.S. federal, state and/or foreign income tax returns. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom, and the Netherlands. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for years prior to 2005. Currently, we are under audit by various jurisdictions for various years, including the Internal Revenue Service for the 2007 tax year. Although the audits have not been concluded, we do not expect any changes to the tax liabilities reported in those years. If any such changes arise, however, we do not expect them to be material.

    We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized $0.7 million and $0.7 million in potential interest and penalties associated with uncertain tax positions during the three months ended March 31, 2009 and 2008, respectively.  To the extent such interest and penalties are not assessed as a result of a resolution of the underlying tax position, amounts accrued will be reduced and reflected as a reduction of income tax expense.

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

The components (in thousands) of our fees and related income on non-securitized earning assets are as follows:

	For the Three Months Ended March 31,
	2009	2008
Retail micro-loan fees	$18,495	$20,549
Internet micro-loan fees	11,788	7,718
Fees on lower-tier credit card receivables while held on balance sheet	—	2,642
Income on investments in previously charged-off receivables	4,319	18,797
Gross profit on auto sales	8,471	9,098
Gains (losses) on investments in securities	77	(5,161)
Other	1,315	2,621
Total fees and related income on non-securitized earning assets	$44,465	$56,264

Fees and Related (Loss) Income on Securitized Earning Assets

Fees and related (loss) income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and certain other fees associated with our securitized credit card receivables, each of which is detailed (in thousands) in the following table.

	For the Three Months Ended March 31,
	2009	2008
(Loss) income from retained interests in credit card receivables securitized	$(158,255)	$34,322
Fees on securitized receivables	6,229	8,271
Total fees and related (loss) income on securitized earning assets	$(152,026)	$42,593

 Recent Accounting Pronouncements

In April 2009, the FASB issued a FASB Staff Position, “Recognition and Presentation of Other-Than-Temporary Impairments,” No. FAS 115-2 and FAS 124-2.  This guidance amends the other-than-temporary impairment guidance under GAAP for debt securities indicating that a company should continue to assess its intent and ability to hold a security to maturity and to assess whether the fair value of a debt security is less than its amortized cost basis.  If the fair value is determined to be less than the amortized cost basis, the company should make the determination of whether the impairment is other than temporary.  The guidance also calls for additional disclosure and is effective for periods ending after June 15, 2009.  As of March 31, 2009, our investments in securities totaled only $4.0 million.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In March 2009, the EITF reached a consensus-for-exposure stating that at the date of issuance, a share-lending arrangement entered into on an entity's own shares in contemplation of a convertible debt offering or other financing is required to be measured at fair value and recognized as a debt issuance cost in the financial statements of the entity. The debt issuance cost shall be amortized using the effective interest method over the life of the financing arrangement as interest cost.  The EITF also reached a consensus-for-exposure that the loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the common and diluted earnings per share calculations.  The EITF reached a consensus-for-exposure that this guidance would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2009 and would be applied retrospectively to all arrangements outstanding on the date the issue becomes effective.  The consensus for exposure has been ratified by the FASB, the comment period has passed and the FASB is currently considering comments received on the draft.  We currently are assessing the impact of this development on our convertible senior notes.

In December 2008, the FASB issued a FASB Staff Position, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” No. FAS 140-4 and FIN 46(R)-8. Pursuant to this guidance, we have provided additional disclosures in Note 7, “Securitizations and Structured Financings,” with respect to both our off-balance-sheet qualifying special purpose entities (“QSPE”s) and our on-balance-sheet structured financing transactions.

In September 2008, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets, an Amendment to FASB Statement No. 140,” that among other things would eliminate QSPEs from the guidance in Statement No. 140. Also in September 2008, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R),” that among other things would change the criteria for determining whether to consolidate variable interest entities under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51,” (“FIN 46R”). If ultimately finalized as proposed, these proposed statements would be effective for us at the beginning of our 2010 calendar year financial reporting period, with earlier application prohibited. While the ultimate changes remain uncertain, our preliminary assessment is that we could be required to change our accounting for our securitized credit card receivables and consolidate some or all of the QSPEs and variable interest entities associated with our securitizations. We currently treat our transfers to QSPEs as sales, remove the receivables from our consolidated balance sheets, and reflect only our retained interests in the securitization trusts on our consolidated balance sheets. The changes in the proposed FASB statements may require us to reflect the gross amount of the transferred receivables as well as the liabilities of the QSPE securitization trusts on our consolidated balance sheets. We are unable to determine the ultimate potential effects of these proposed statements on our consolidated financial statements until the FASB issues them in final form. However, because we carry our retained interests in securitized credit card receivables at fair value under Statement No. 115 and Statement No. 159 and because we anticipate carrying such underlying credit card receivables upon any potential consolidation of our QSPEs at fair value pursuant to our Statement 159 election made in 2008, we do not anticipate that these proposed statements, if adopted as proposed, would have a materially adverse effect on our consolidated results of operations, financial position or cash flows. We believe this in part because we have no debt covenants based on leverage ratios or on-balance-sheet debt levels.

In June 2008, the FASB ratified the consensus reached in Emerging Issues Task Force Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). This EITF provided additional guidance on determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. After considering EITF 07-5, we re-affirmed our conclusion reached in 2005 that we are not required to bifurcate and separately account for any of the embedded features within our senior convertible notes.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“FSP EITF 03-6-1”).  This EITF addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, "Earnings per Share."  FSP EITF 03-6-1 was effective for us January 1, 2009. All prior period earnings per share data presented in financial statements have been adjusted retrospectively to conform to the new guidance.  See Note 12, “Net Income Attributable to Controlling Interests Per Common Share,” for further information regarding the computation of earnings per share.

In May 2008, the FASB issued FSP APB 14-1, addressing convertible instruments that may be settled in cash upon conversion (including partial cash settlement). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Those instruments essentially require the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 is effective for fiscal periods beginning after December 15, 2008, does not permit early application, and is to be applied retrospectively to all periods presented pursuant to the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” Our January 1, 2009, adoption of FSP APB 14-1 resulted in an increase in shareholders’ equity of $56.1 million.  See the table below for a roll-forward of the impacts of our adoption of this pronouncement.

 In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations,” (“Statement No. 141R”). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required, with limited exceptions, to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as minority interests) will be valued at fair value at the acquisition date;

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

Statement No. 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. While Statement No. 141R will significantly affect the way that we account for future acquisitions, we adopted this statement on January 1, 2009 with no material effects on our consolidated results of operations, financial position or cash flows.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” (“Statement No. 160”). Statement No. 160 establishes new accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interests will be included in consolidated net income on the face of the income statement. Statement No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. We adopted this statement on January 1, 2009 with no material effects (other than the effects of reclassification of our noncontrolling interests as a component of equity) on our consolidated results of operations, financial position or cash flows.

  The following details (in thousands, except per share data) the effects of retrospective application of FSP APB 14-1 and Statement No. 160:

	As originally reported	Retrospective application of FSP APB 14-1	Retrospective application of Statement No. 160	As adjusted
Additional paid-in capital (as of December 31, 2008)	$413,857	$108,714	$—	$522,571
Retained earnings (as of December 31, 2008)	$505,728	$(52,579)	$—	$453,149
Total equity (as of December 31,2008)	$665,844	$56,135	$24,878	$746,857
Income from continuing operations (for the three months ended March 31, 2008)	$5,513	$(1,545)	$2,019	$5,987
Net income (for the three months ended March 31, 2008)	$2,468	$(1,545)	$2,019	$2,942
Income from continuing operations attributable to controlling interests per common share (for the three months ended March 31, 2008)—basic	$0.12	$(0.04)	$—	$0.08
Income from continuing operations attributable to controlling interests per common share (for the three months ended March 31, 2008)—diluted	$0.12	$(0.04)	$—	$0.08
Net income attributable to controlling interests per common share (for the three months ended March 31, 2008)—basic	$0.05	$(0.04)	$—	$0.01
Net income attributable to controlling interests per common share(for the three months ended March 31, 2008)—diluted	$0.05	$(0.04)	$—	$0.01

3.      Discontinued Operations

The components (in thousands) of our discontinued operations are as follows:

	For the Three Months Ended March 31,
	2009	2008
Net interest income, fees and related income on non-securitized earning assets	$—	$2,631
Other operating expense	—	6,184
Goodwill impairment	—	1,132
Loss before income taxes	—	(4,685)
Income tax benefit	—	1,640
Net loss	$—	$(3,045)

4.	Segment Reporting

We operate primarily within one industry consisting of five reportable segments by which we manage our business. Our five reportable segments are:  Credit Cards; Investments in Previously Charged-Off Receivables; Retail Micro-Loans; Auto Finance; and Other. We measure the profitability of our reportable segments based on their income after allocation of specific costs and corporate overhead. Overhead costs are allocated based on headcounts and other applicable measures to better align costs with the associated revenues, and there are no charges against segment operations for the internal (i.e., non-third-party) costs of capital that we have allocated to the segments. Summary operating segment information (in thousands) is as follows:

Three Months Ended March 31, 2009	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(5,616)	$4,205	$15,683	$18,584	$8,784	$41,640
Total other operating (loss) income	$(108,987)	$28	$—	$313	$—	$(108,646)
(Loss) income from continuing operations before income taxes	$(178,025)	$(2,328)	$(927)	$2,030	$3,558	$(175,692)
Loss from discontinued operations before income taxes	$—	$—	$—	$—	$—	$—
Loans and fees receivable, gross	$1,064	$—	$32,870	$340,548	$20,985	$395,467
Loans and fees receivable, net	$797	$—	$26,898	$276,726	$14,931	$319,352
Total assets	$796,490	$65,100	$41,670	$329,713	$71,904	$1,304,877

Three Months Ended March 31, 2008	Credit Cards	Investments in Previously Charged-Off Receivables	Retail Micro-Loans	Auto Finance	Other	Total
Net interest income, fees and related income (loss) on non-securitized earning assets	$(7,928)	$18,937	$17,860	$15,812	$2,186	$46,867
Total other operating income	$114,365	$213	$—	$196	$—	$114,774
Income (loss) from continuing operations before income taxes	$(1,783)	$13,573	$4,432	$(2,924)	$(2,793)	$10,505
Loss from discontinued operations before income taxes	$—	$—	$(4,185)	$—	$(500)	$(4,685)
Loans and fees receivable, gross	$28,395	$—	$33,472	$370,939	$14,943	$447,749
Loans and fees receivable, net	$23,282	$—	$28,088	$303,744	$9,455	$364,569
Total assets	$1,352,723	$36,058	$98,222	$390,547	$59,871	$1,937,421

5.    Treasury Stock Transactions

At our discretion, we use treasury shares to satisfy option exercises and restricted stock vesting, and we use the cost approach when accounting for the repurchase and reissuance of our treasury stock. We reissued treasury shares totaling 108,206 during the three months ended March 31, 2009 at gross costs of $1.9 million in satisfaction of restricted stock vestings. We also effectively purchased shares totaling 33,949 during the three months ended March 31, 2009 at a gross cost of $0.1 million, by having employees who were vesting in their restricted stock grants exchange a portion of their stock for our payment of required minimum tax withholdings.

6.    Investments in Equity-Method Investees

In the following tables, we summarize (in thousands) combined balance sheet and results of operations data for our equity-method investees:

	As of March 31, 2009	As of December 31, 2008
Securitized earning assets	$96,970	$116,510
Total assets	$98,768	$118,962
Total liabilities	$1,781	$1,967
Members’ capital	$96,987	$116,995

	For the Three Months Ended March 31,
	2009	2008
Net interest income, fees and related income on non-securitized earning assets	$—	$1
Fees and related (loss) income on securitized earning assets	$(8,170)	$17,302
Total other operating (loss) income	$(6,860)	$19,656
Net (loss) income	$(7,641)	$18,594

7.     Securitizations and Structured Financings

As of March 31, 2009, substantially all of our credit card receivables had been sold to securitization trusts. Within this Report, we refer to such transfers of financial assets to off-balance-sheet securitization trusts as “securitizations,” as contrasted with our use of the term “structured financings” to refer to non-recourse, on-balance-sheet debt financings.

 Securitizations

Our credit card receivables securitization transactions do not affect the relationship we have with our customers, and we continue to service the securitized credit card receivables. Our ownership of retained interests in our securitized credit card receivables, the guarantee and note purchase agreements with respect to securitizations of acquired credit card receivables portfolios as described in Note 11, “Commitments and Contingencies,” and our obligation to service securitized receivables represent our only continuing involvement with our securitized credit card receivables.

The table below summarizes (in thousands) our securitization activities for the periods presented. As with other tables included herein, it does not include the securitization activities of our equity-method investees:

	For the Three Months Ended March 31,
	2009	2008
Gross amount of receivables securitized at period end	$2,228,896	$3,226,753
Proceeds from new transfers of financial assets to securitization trusts	$91,626	$386,987
Proceeds from collections reinvested in revolving-period securitizations	$97,566	$418,417
Excess cash flows received on retained interests	$30,658	$52,662
(Loss) income from retained interests in credit card receivables securitized	$(158,255)	$34,220
Fees on securitized receivables	6,229	8,271
Total fees and related (loss) income on securitized earning assets	$(152,026)	$42,491

The investors in our securitization transactions have no recourse against us for our customers’ failure to pay their credit card receivables. However, most of our retained interests are subordinated to the investors’ interests until the investors have been fully paid.

 Generally, we include all collections received from the cardholders underlying each securitization in our securitization cash flows. This includes collections from the cardholders for interest, fees and other charges on the accounts and collections from those cardholders repaying the principal portion of their account balances. In general, the cash flows are then distributed to us as servicer in the amounts of our contractually negotiated servicing fees, to the investors as interest on their outstanding notes, to the investors to repay any portion of their outstanding notes that becomes due and payable, and to us as the seller to fund new purchases. Any collections from cardholders remaining each month after making the various payments noted above generally are paid to us on our retained interests.

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

Our retained interests in credit card receivables securitized (labeled as securitized earning assets on our consolidated balance sheets) include the following (in thousands):

	March 31, 2009	December 31, 2008
I/O strip	$113,717	$132,360
Accrued interest and fees	17,516	22,723
Net servicing liability	(13,711)	(10,670)
Amounts due from securitization	62,940	12,369
Fair value of retained interests	443,817	659,156
Issuing bank partner continuing interests	(2,445)	(2,145)
Securitized earning assets	$621,834	$813,793

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

 The net servicing liability in the above table reflects on a net basis, for those securitization structures for which servicing compensation is not adequate, the fair value of the net costs to service the receivables above and beyond the net servicing income we expect to receive from the securitizations. We initially record a servicing asset or a servicing liability associated with a securitization structure when the servicing fees we expect to receive do not represent adequate compensation for servicing the receivables. We record these initial servicing assets and servicing liabilities at estimated fair market value, and then we evaluate and update our servicing asset and servicing liability fair value estimates at the end of each financial reporting period. We present the net of our servicing assets and liabilities (i.e., a net servicing liability) in the above table, and we include changes in net servicing liability fair values within fees and related (loss) income on securitized earning assets on our consolidated statements of operations (and more specifically as a component of income from retained interests in credit card receivables securitized). Because quoted market prices generally are not available for our servicing liabilities, we estimate fair values based on the estimated present value of future cash flows.

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

Reflected within servicing income on our consolidated statements of operations are servicing income (fees) we have received from both our securitization trusts and equity-method investees that have contracted with us to service their assets. The servicing fees received exclusively from our securitization trusts were $39.4 million and $48.3 million for the three months ended March 31, 2009 and 2008, respectively. Changes in our net servicing liability for each financial reporting period presented are summarized (in millions) in the following table:

	For the Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Net servicing liability at beginning of period	$10.7	$6.4	$23.8
Changes in fair value of net servicing liability due to changes in valuations inputs (including receivables levels within securitization trusts, length of servicing period, and servicing costs)	3.0	4.3	(2.5)
Balance at end of period	$13.6	$10.7	$21.3

Changes in any of the assumptions used to value our retained interests in our securitizations could affect our fair value estimates. The weighted-average key assumptions we used to estimate the fair value of our retained interests in the receivables we have securitized are presented below:

	As of March 31, 2009	As of December 31, 2008	As of March 31, 2008
Net collected yield (annualized)	36.8%	38.7%	39.0%
Principal payment rate (monthly)	3.8%	4.2%	5.5%
Expected principal credit loss rate (annualized)	19.7%	20.8%	17.5%
Residual cash flows discount rate	23.0%	22.6%	25.1%
Servicing liability discount rate	14.0%	14.0%	14.0%
Life (in months) of securitized credit card receivables	26.3	23.8	18.2

The trending decrease in our net collected yield and principal payment rates is a product of both (1) a general decline in payments being made by consumers and the expectation that this trend will continue, and (2) a reduction in the relative mix of our lower-tier credit card receivables, which have higher yields and charge offs and lower payment rates than our more traditionally securitized upper-tier credit card receivables. Also contributing to trending lower net collected yield assumptions are fee credit programs that we have used at increasing levels to encourage consumers to make payments at higher levels within a distressed economy and elevated late stage delinquencies and the expectation that these delinquencies will continue (i.e., as we do not assess fees and finance charge billings for credit card receivables in the later stages of delinquency). The modest reduction in the expected principal credit loss rate at March 31, 2009 relative to December 31, 2008 reflects the first quarter 2009 charge off of a significant number of accounts closed in the fall of 2008 (i.e., customers who have chosen not to pay because we closed their accounts in the fall of 2008 are charging off fairly rapidly as anticipated leaving a mix at March 31, 2009 of better quality account relationships). The decrease in March 31, 2009 residual cash flows discount rate relative to March 31, 2008 is a result of (1) significant central bank interest rate reductions, which have significantly reduced the base one-month LIBOR interest rate index applicable in most of our securitizations and (2) increased collateral enhancement levels within our lower-tier originated portfolio master trust because a securitization facility with a very high advance rate within that trust is amortizing and the collateral balances underlying that facility are now supporting draws at a much lower advance rate under the other facility within that trust—both of these factors being offset by a general and significant widening of market spreads above the one-month LIBOR interest rate index applicable in most of our securitizations due to ongoing turbulence in the global liquidity markets. Our Statement No. 140 models recognize in computing the residual cash flows discount rate that variations in collateral enhancement levels affect the returns that investors require on residual interests within securitization structures; specifically, with lower levels of collateral enhancement (and hence greater investment risk), investors in securitization structure residual interests will require higher investment returns and with higher levels of collateral enhancement (and hence lower investment risk), investors in securitization structure residual interests will require lower investment returns.

The following illustrates the hypothetical effect on the March 31, 2009 value of our retained interests in credit card receivables securitized (dollars in thousands) of an adverse 10 and 20 percent change in our key valuation assumptions:

Assumptions and valuation effects of changes thereto
Net collected yield (annualized)	36.8%
Impact on fair value of 10% adverse change	$(53,214)
Impact on fair value of 20% adverse change	$(106,309)
Payment rate (monthly)	3.8%
Impact on fair value of 10% adverse change	$(12,663)
Impact on fair value of 20% adverse change	$(24,615)
Expected principal credit loss rate (annualized)	19.7%
Impact on fair value of 10% adverse change	$(33,409)
Impact on fair value of 20% adverse change	$(60,235)
Residual cash flows discount rate	23.0%
Impact on fair value of 10% adverse change	$(8,408)
Impact on fair value of 20% adverse change	$(16,451)
Servicing liability discount rate	14.0%
Impact on fair value of 10% adverse change	$(888)
Impact on fair value of 20% adverse change	$(1,482)

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

	March 31, 2009	December 31, 2008
Total managed principal balance	$1,853,322	$2,157,626
Total managed finance charge and fee balance	375,574	485,453
Total managed receivables	2,228,896	2,643,079
Cash collateral at trust and amounts due from QSPEs	302,799	125,051
Total assets held by QSPEs	2,531,695	2,768,130
QSPE-issued notes to which we are subordinated (1)	(1,709,094)	(1,728,996)
Face amount of residual interests in securitizations	$822,601	$1,039,134
Receivables delinquent—60 or more days	$418,665	$458,795
Net charge offs during each respective three-month period ending	$125,499	$102,113

(1) Includes Class B notes issued out of our Embarcadero Trust owned by one of our consolidated subsidiaries and a third party that holds a noncontrolling interest in one of our subsidiaries.

Data in the above table are aggregated from the various QSPEs that underlie our securitizations. QSPE-issued notes (in millions) to which we are subordinated within our various securitization structures are our most significant source of liquidity and include the following:

	March 31, 2009	December 31, 2008
Six-year term securitization facility (expiring October 2010) issued out of our upper-tier originated portfolio master trust:	$264.0	$264.0
Two-year variable funding securitization facility with renewal options (expiring January 2010) issued out of our upper-tier originated portfolio master trust	475.0	370.0
Five-year term securitization facility (expiring October 2009) issued out of our upper-tier originated portfolio master trust	286.6	286.6
Two-year variable funding securitization facility (expiring October 2010) issued out of our lower-tier originated portfolio master trust	214.2	260.5
Two-year amortizing securitization facility (expiring December 2009) issued out of our lower-tier originated portfolio master trust	100.0	137.5
Multi-year variable funding securitization facility (expiring September 2014) issued out of the trust associated with our securitization of $92.0 million and $72.1 million (face amount) in credit card receivables acquired in 2004 and 2005, respectively	14.1	16.4
Amortizing term securitization facility (denominated and referenced in U.K. sterling and expiring April 2014) issued out of our U.K. Portfolio securitization trust	285.7	310.3
Ten-year amortizing term securitization facility issued out of our Embarcadero Trust, including our subsidiary’s ownership in the Class B notes (expiring January 2014)	69.5	83.7
Total QSPE-issued notes to which we are subordinated	$1,709.1	$1,729.0

Because we hold residual retained interests in our securitization trusts, we remain subject to largely the same types and levels of risks to which we would be subject if we did not transfer our credit card receivables to our securitization trusts. These risks include:  interest rate risks; payment, default and charge-off risks; regulatory risks related to the origination and servicing of the receivables; credit card fraud risks; risks associated with employment base and infrastructure that we maintain for servicing the receivables; and risks associated with the availability and cost of funding the securitizations.  Adverse developments in one or more of the factors underlying these risks could result in an early amortization of one or more of the outstanding series of notes issued by our securitization trusts. Moreover, as these notes mature, there can be no assurance that we will be able to renew or replace them, or if renewed or replaced, that the terms will be as favorable as the terms that currently exist.

Except as described below or as set forth in Note 11, “Commitments and Contingencies,” concerning guarantee agreements and note purchase agreements associated with our securitization of certain acquired credit card receivables portfolios, we have no explicit or implicit arrangements under which we have provided or could be called upon to provide financial support to our securitization trusts or their beneficiaries, and there are no events or circumstances that could expose us to losses in excess of the carrying amounts of our retained interests. However, as servicer for the receivables held in our securitization trusts, we have significant continuing involvement in overseeing the receivables and their collection, and we perform a variety of functions that benefit our securitization trusts (and their beneficiaries, including our transferor subsidiaries). We incur significant costs associated with this continuing involvement (costs that are reflected in the determination of our net servicing liability in cases where we do not receive adequate compensation for our servicing obligations).

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

	March 31, 2009	December 31, 2008
Carrying amount of auto finance receivables underlying structured financings	$214.8	$235.1
Structured financing notes outstanding, average rate 5.5% as of March 31, 2009, payable 2009 through 2013 ($97.5 of March 31, 2009 balance payable in September 2009 and $36.8 of March 31, 2009 balance amortizing with liquidation of underlying purchased auto finance receivables pool from 2009 through 2013)	(134.3)	(152.1)
Maximum exposure to loss under structured financings	$80.5	$83.0

Much like with our credit card securitizations, there is a waterfall within these structured financings that provides for a priority distribution of cash flows to us to service the underlying auto finance receivables (cash flows that we consider adequate to meet our costs of servicing the receivables), a distribution of cash flows to pay interest and principal due on the notes, and a distribution of all excess cash flows to us. Our failure at any time to meet the various covenants within the structured financings could cause early amortization of the facilities, and when two of these structured financings with an aggregate outstanding balance of $97.5 million mature in September 2009, there can be no assurance that lenders will renew the debt facilities under attractive terms and conditions or at all. Beyond our role as servicer of the underlying assets within these structured financings, we have provided no other financial or other support to the structures, and we have no explicit or implicit arrangements that could require us to provide financial support to the structures. See Note 9, “Convertible Senior Notes, Notes Payable and Other Borrowings,” for a detail of all notes payable and other borrowings, including these structured financings.

8.      Fair Values of Assets

Valuations and Techniques for Assets Measured at Fair Value on a Recurring Basis

    Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. For our assets measured on a recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2009 by fair value hierarchy:

Assets	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Investment securities—trading	$370	$—	$—	$370
Securitized earning assets	$—	$—	$621,834	$621,834

For Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs, the following table presents (in thousands) a reconciliation of the beginning and ending balances for 2008:

		2009
	Investment securities—trading	Securitized earning assets	Total
Beginning balance	$—	$813,793	$813,793
Total gains (losses)—realized/unrealized:
Net revaluations of/additions to retained interests	—	186,061	186,061
Total realized and unrealized losses	—	—	—
Purchases, issuances, and settlements, net	—	(378,020)	(378,020)
Net transfers in and/or out of Level 3	—	—	—
Ending balance	$—	$621,834	$621,834

		2009
	Investment securities—trading	Securitized earning assets	Total
Total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period end	$—	$186,061	$186,061

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

We were required to make such a determination of the fair value of goodwill and intangible assets associated with our Retail Micro-Loans segment in the first quarter of 2008 by reason of our decision to discontinue and sell that segment’s Texas operations. We estimated the fair value of those assets using Level 3 inputs, specifically discounted cash flow projections reflecting our best estimate of what third-party participants would use in determining fair value, including estimates of yield, default rates, same-store growth rates and payment rates. We recorded within loss from discontinued operations a non-cash goodwill impairment charge of $1.1 million in the first quarter of 2008.

 For our assets measured on a non-recurring basis at fair value, the table below summarizes (in thousands) fair values as of March 31, 2009 by fair value hierarchy:

	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total assets measured at fair value
Assets:
Goodwill	$—	$—	$64,355	$64,355
Intangibles, net	$—	$—	$4,041	$4,041

9.	Convertible Senior Notes, Notes Payable and Other Borrowings

Convertible Senior Notes

In May 2005, we issued $250.0 million aggregate principal amount of 3.625% convertible senior notes due 2025, and in November of that same year, we issued $300.0 million aggregate principal amount of 5.875% convertible senior notes due 2035. These notes (net of repurchases since the issuance dates) are reflected within convertible senior notes on our consolidated balance sheets.

    Upon our January 1, 2009 required adoption of FSP APB 14-1, we (1) reclassified a portion of our outstanding convertible senior notes to additional paid-in capital, (2) established a discount to the face amount of the notes as previously reflected on our consolidated balance sheets, (3) created a deferred tax liability related to the discount on the notes, and (4) reclassified out of our originally reported deferred loan costs and into additional paid-in capital the portion of those costs considered under FSP APB 14-1 to have been associated with the equity component of the convertible senior notes issuance.  The discount to the face amount of the notes is being amortized to interest expense over the expected life of the notes and will result in a corresponding release of our associated deferred tax liability. Total amortization for the three months ended March 31, 2009 totaled $2.5 million and in accordance with the required retrospective application of FSP APB 14-1 to the three months ended March 31, 2008 totaled $2.5 million.  The remaining discount at March 31, 2009 will be amortized to interest expense over the expected term of the convertible senior notes (currently expected to be May 2012 and October 2035 for the 3.625% and 5.875% notes, respectively). The weighted average effective interest rate for the 3.625% and 5.875% notes was 9.2% for all periods presented.

    The following summarizes (in thousands) components of our condensed consolidated balance sheets associated with our convertible senior notes after giving effect to both our required adoption of FSP APB 14-1 upon its January 1, 2009 effective date and our retrospective application of this pronouncement to prior presented financial reporting periods:

	March 31, 2009	December 31, 2008
Face amount of outstanding convertible senior notes	$389,551	$389,851
Discount	(87,503)	(90,017)
Net carrying value	$302,048	$299,834
Carrying amount of equity component included in additional paid-in capital	$108,714	$108,714
Excess of instruments’ if-converted values over face principal amounts	$—	$—

    In January 2009, we repurchased $300,000 in face amount of our 3.625% convertible senior notes due 2025. The January 2009 purchase price for these notes totaled $90,000 (including accrued interest) and resulted in an aggregate gain of $160,000 (net of the notes’ applicable share of deferred costs and debt discount, which were recovered in connection with the purchase).These repurchased convertible senior notes (and others purchased in 2008 with an aggregate face amount of $160.1 million from among both of our series of our convertible senior notes) are held in treasury and have been netted against the face amount of originally issued convertible senior notes on our March 31, 2009 condensed consolidated balance sheet.

 Notes Payable and Other Borrowings

Notes payable and other borrowings consists of the following (in millions) as of March 31, 2009:
As of March 31, 2009
Structured financings within our Auto Finance segment, average rate 5.5%, payable from 2009 through 2013	$134.3
Third-party financing of Auto Finance segment receivables, rate of 9.5%, due January 2010	29.5
Third-party financing of Auto Finance segment inventory, average rate of 24.0%, payable from 2009 through 2010	1.2
Vendor-financed software and equipment acquisitions, average rate 5.4%, payable from 2009 through 2013	2.3
MEM secured debt, average rate of 2.3%, payable upon demand	6.3
MEM secured debt, average rate of 1.8%, payable through 2009	5.3
MEM subordinated debt, rate of 9.0%, payable through 2009	0.4
Jefferson Capital charged-off receivable purchase financing, rate of 12%, payable through 2011	3.7
Total notes payable and other borrowings	$183.0

    We are in compliance with the covenants underlying our various notes payable and other borrowings.

10.    Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and accounted for under the purchase method. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), requires that entities assess the fair value of all acquisition-related goodwill on a reporting unit basis. We review the recorded value of goodwill for impairment at least annually at the beginning of the fourth quarter of each year, or earlier if events or changes in circumstances indicate that the carrying amount may exceed fair value.

In April 2007, we acquired 95% of the outstanding shares of MEM, our U.K.-based, Internet, micro-loan operations, for £11.6 million ($22.3 million) in cash. Under the original purchase agreement, a contingent performance-related earn-out could have been payable to the sellers on achievement of certain earnings measurements for the years ended 2007, 2008 and 2009. The maximum amount payable under this earn-out was £120.0 million. The MEM acquisition agreement was amended in the first quarter of 2009 to remove the sellers’ earn-out rights and in exchange grant the sellers a 22.5% ownership interest in the entity.  The settlement of the contingent earn-out resulted in a re-measurement of the carrying value of our investment in MEM in accordance with Statement No. 160 and additional goodwill of $5.6 million.

In connection with our first quarter 2008 decision to sell our Texas retail micro-loans operations and hold those operations for sale, we allocated goodwill between our retained Retail Micro-Loans segment operations and our discontinued Texas operations, thereby resulting in a $1.1 million impairment loss that is reported within loss from discontinued operations in 2008. This valuation analyses was based on current internal projections and existing market data supporting valuation prices of similar companies.

Changes (in thousands) in the carrying amount of goodwill for the three months ended March 31, 2009 and 2008, respectively, by reportable segment are as follows:

	Retail Micro- Loans	Auto Finance	Other	Consolidated
Balance as of December 31, 2007	$44,346	$30,868	$21,955	$97,169
Impairment loss	(1,132)	—	—	(1,132)
Foreign currency translation	—	—	(25)	(25)
Balance as March 31, 2008	$43,214	$30,868	$21,930	$96,012

Balance as of December 31, 2008	$43,214	$—	$15,915	$59,129
Goodwill related to settlement of contingent performance-related earn-out	—	—	5,553	5,553
Foreign currency translation	—	—	(327)	(327)
Balance as of March 31, 2009	$43,214	$—	$21,141	$64,355

Intangible Assets

We had $2.3 million of intangible assets that we determined had an indefinite benefit period as of both March 31, 2009 and December 31, 2008. The net unamortized carrying amount of intangible assets subject to amortization was $1.7 million and $2.2 million as of March 31, 2009 and December 31, 2008, respectively. Intangible asset-related amortization expense was $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

 11.           Commitments and Contingencies

General

    In the normal course of business through the origination of unsecured credit card receivables, we incur off-balance-sheet risks. These risks include our commitments of $434.2 million at March 31, 2009 to purchase receivables associated with cardholders who have the right to borrow in excess of their current balances up to the maximum credit limit on their credit card accounts. These commitments involve, to varying degrees, elements of credit risks in excess of the amounts we have securitized. We have not experienced a situation in which all of our customers have exercised their entire available line of credit at any given point in time, nor do we anticipate this will ever occur in the future. We also have the effective right to reduce or cancel these available lines of credit at any time.

For various receivables portfolio investments we have made through our subsidiaries and equity-method investees, we have entered into guarantee agreements and/or note purchase agreements whereby we have agreed to guarantee the purchase of or purchase directly additional interests in portfolios of credit card receivables owned by trusts, the retained interests in which are owned by our subsidiaries and equity-method investees, should there be net new growth in the receivables or should collections not be available to fund new cardholder purchases. As of March 31, 2009, neither we nor any of our subsidiaries or equity-method investees had purchased or been required to purchase any additional notes under the note purchase agreements. Our guarantee is limited to our respective ownership percentages in the various subsidiaries and equity-method investees multiplied by the total amount of the notes that each of the subsidiaries and equity-method investees could be required to purchase. As of March 31, 2009, the maximum aggregate amount of our collective guarantees and direct purchase obligations related to all of our subsidiaries and equity-method investees was $121.2 million—a decrease from $152.0 million at December 31, 2008 as a result of further account actions and declines in our liquidating portfolios. In general, this aggregate contingency amount will decline in the absence of portfolio acquisitions as the aggregate amounts of credit available to cardholders for future purchases decline along with our liquidation of the purchased portfolios and a corresponding reduction in the number of open cardholder accounts. The acquired credit card receivables portfolios of all of our affected subsidiaries and equity-method investees have declined with each passing quarter since acquisition and we expect them to continue to decline because we expect combined payments and charge offs to exceed new purchases each month. We currently do not have any liability recorded with respect to these guarantees or direct purchase obligations, but we will record one if events occur that make payment probable under the guarantees or direct purchase obligations. The fair value of these guarantees and direct purchase obligations is not material.

Additionally, we have entered into an agreement whereby we have agreed to guarantee certain servicing obligations of one of our subsidiaries servicing a portfolio of auto loans owned by another of our subsidiaries. We currently do not have any liability recorded with respect to this guarantee, but we will record one if events occur that make payment probable under this guarantee.

Our agreements with our third-party originating financial institutions require us to purchase on a daily basis the credit card receivables that are originated in the accounts maintained for our benefit. To secure this obligation for one of our third-party originating financial institutions, we have $10.0 million on deposit with the financial institution, and we have pledged retained interests carried at $45.0 million at March 31, 2009. Our arrangements with this particular originating financial institution expired in March 2009, but we have a continuing security obligation during the contractually specified wind-down period during which accounts underlying our credit card receivables continue to be owned by this financial institution.

Our other third-party originating financial institution relationships require security for our daily purchases of their credit card receivables, and we have pledged $16.8 million in collateral as such security as of March 31, 2009. In addition, in connection with our April 2007 U.K. Portfolio acquisition, we guarantee certain obligations of our subsidiaries and our third-party originating financial institution to one of the European payment systems ($5.1 million as of March 31, 2009). Those obligations include, among other things, compliance with one of the European payment system’s operating regulations and by-laws. We also guarantee certain performance obligations of our servicer subsidiary to the indenture trustee and the trust created under the securitization relating to our U.K. Portfolio.

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

Total System Services, Inc. provides certain services to us as a system of record provider. Were we to terminate our U.S. relationship with Total System Service, Inc. prior to the contractual termination period, we would incur significant penalties ($32.1 million as of March 31, 2009); we have no intention, however, of terminating this agreement, which in May 2008 was renegotiated and extended through May 2015.

Litigation

    We are involved in various legal proceedings that are incidental to the conduct of our business. The material proceedings in which we are involved are described below.

    We and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that we are the alter ego of our subsidiaries and are liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

    On May 23, 2008, CompuCredit and one of our subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled  CompuCredit Corporation et al. vs. CB&T et al ., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide CompuCredit rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to transfer credit card accounts to our third-party designees, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against us for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with our contractual relationship with them.

    On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al. , Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled  Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.   In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, and a consolidated complaint has now been filed. We are vigorously contesting this complaint, and the defendants have filed a motion to dismiss.

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

     Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged-off receivables to Jefferson Capital under its balance transfer program and chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging that we breached certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC and settled by us in December 2008. We are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

12.           Net Income Attributable to Controlling Interests Per Common Share

    We compute earnings per share (“EPS”) attributable to CompuCredit Corporation common shareholders by dividing income from continuing operations attributable to controlling interests, by the weighted-average common shares outstanding including participating securities outstanding during the period, as discussed below.  Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, were converted into common stock or were to result in the issuance of common stock that would share in our earnings.

On January 1, 2009, we adopted FSP EITF 03-6-1, which requires us to include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations.  As a result, we have included all of these outstanding restricted stock awards in our calculation of basic and diluted EPS for current and prior periods.  Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally as shown in the table below.

The following table sets forth the computation of net income attributable to controlling interests per common share (in thousands, except per share data):

	For the Three Months Ended March 31,
	2009	2008
Numerator:
(Loss) income from continuing operations attributable to controlling interests	$(112,517)	$3,968
Loss from discontinued operations attributable to controlling interests	$—	$(3,045)
Net (loss) income attributable to controlling interests	$(112,517)	$923
Denominator:
Basic (including unvested share-based payment awards) (1)	47,546	47,552
Effect of dilutive stock options and warrants	—	97
Diluted (including unvested share-based payment awards) (1)	47,546	47,649
(Loss) income from continuing operations attributable to controlling interests per common share—basic	$(2.37)	$0.08
(Loss) income from continuing operations attributable to controlling interests per common share—diluted	$(2.37)	$0.08
Loss from discontinued operations attributable to controlling interests per common share—basic	$—	$(0.07)
Loss from discontinued operations attributable to controlling interests per common share—diluted	$—	$(0.07)
Net (loss) income attributable to controlling interests per common share—basic	$(2.37)	$0.01
Net (loss) income attributable to controlling interests per common share—diluted	$(2.37)	$0.01
(1) Included in our basic and diluted share counts are 680,626 and 810,519 shares related to unvested share-based payment awards for the three months ended March 31, 2009 and 2008, respectively.

As their effects were anti-dilutive due to our net losses, we excluded all of our stock options and unvested restricted share units from our net loss attributable to controlling interests per common share calculations for the three months ended March 31, 2009. Also as their effects were anti-dilutive, we excluded 671,148 and 565,333 of stock options and unvested restricted share units, respectively from the net income attributable to controlling interests per common share calculations for the three months ended March 31, 2008. Also excluded from net (loss) income attributable to controlling per common share calculations for the three months ended March 31, 2009 and 2008 are shares into which our convertible senior notes may one day be converted and shares represented by a share lending agreement into which we entered contemporaneously with our November 2005 issuance of convertible senior notes.

13.	Stock-Based Compensation

As of March 31, 2009, we had two stock-based employee compensation plans (our Employee Stock Purchase Plan and our 2008 Equity Incentive Plan). The 2008 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and incentive awards. The maximum aggregate number of shares of common stock that may be issued under this plan and to which awards may relate is 2,000,000 shares, and 1,366,165 shares remained available for grant under this plan as of March 31, 2009. Upon shareholder approval of the 2008 Equity Incentive Plan in May 2008, all remaining shares available for grant under our previous stock option and restricted stock plans were terminated. Exercises and vestings under our stock-based employee compensation plans resulted in our recognition of an income tax-related charge to additional paid-in capital of $1.2 million in the first quarter of 2009, while we recognized income tax-related benefits within additional paid-in capital of $1.1 million in the first quarter of 2008.

Stock Options

  Our 2008 Equity Incentive Plan and its predecessor plans provide that we may grant options on or shares of our common stock to members of the Board of Directors, employees, consultants and advisors. The exercise price per share of the options may be less than, equal to or greater than the market price on the date the option is granted. The option period may not exceed 10 years from the date of grant. The vesting requirements for options granted by us range from immediate to

5 years. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using modified prospective application. During each of the three-month periods ended March 31, 2009 and 2008, we expensed compensation costs of $0.5 million related to our stock options. We recognize stock-option-related compensation expense for any awards with graded vesting on a straight-line basis over the vesting period for the entire award. Information related to options outstanding is as follows:

	For the Three Months Ended March 31, 2009
	Number of shares	Weighted- average exercise price	Weighted- average of remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2009	840,664	$31.04
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(34,083)	21.28
Outstanding at March 31, 2009	806,581	$31.45	3.9	$0.0
Exercisable at March 31, 2009	56,581	$24.78	1.6	$0.0

As March 31, 2009, our unamortized deferred compensation costs associated with non-vested stock options were $3.8 million, and no grants or exercises of stock options occurred during the three months ended March 31, 2009.

 Restricted Stock and Restricted Stock Unit Awards

During the three months ended March 31, 2009, we granted 206,825 shares of restricted stock and restricted stock units with an aggregate grant date fair value of $1.1 million. When we grant restricted shares, we defer the grant date value of the restricted shares and amortize the grant date values of these shares (net of anticipated forfeitures) as compensation expense with an offsetting entry to the additional paid-in capital component of our consolidated shareholders’ equity. Our issued restricted shares generally vest over a range of twenty-four to sixty months and are being amortized to salaries and benefits expense ratably over the respective vesting periods. As of March 31, 2009, our unamortized deferred compensation costs associated with non-vested restricted stock awards were $10.6 million with a weighted-average remaining amortization period of 2.0 years.

Occasionally, we issue or sell stock in our subsidiaries to certain members of the subsidiaries’ management teams. The terms of these awards vary but generally include vesting periods comparable to those of stock issued under our restricted stock plan. Generally, these shares can be converted to cash or our stock at our discretion after the specified vesting period or the occurrence of other contractual events. Ownership in these shares constitutes noncontrolling interests in the subsidiaries. We are amortizing this compensation cost commensurate with the applicable vesting period. The weighted average remaining vesting period for stock still subject to restrictions was 2.2 years as of March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included herein and our Annual Report on Form 10-K for the year ended December 31, 2008, where certain terms (including trust, subsidiary and other entity names and financial, operating and statistical measures) have been defined.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. Actual results could differ materially, however, because of factors discussed in “Risk Factors” in Part II, Item 1A and elsewhere in this report.

OVERVIEW

We are a provider of various credit and related financial services and products to or associated with the financially underserved consumer credit market—a market represented by credit risks that regulators classify as “sub-prime.” We traditionally have served this market principally through our marketing and solicitation of credit card accounts and other credit products and our servicing of various receivables underlying both originated and acquired accounts. We contract with third-party financial institutions pursuant to which the financial institutions issue general purpose consumer credit cards and we purchase the receivables relating to such accounts on a daily basis. We market to cardholders other ancillary products, including credit and identity theft monitoring, health discount programs, shopping discount programs, debt waivers and life insurance. Our product and service offerings also include small-balance, short-term cash advance loans—generally less than $500 (or the equivalent thereof in the British pound for pound-denominated loans) for 30 days or less and to which we refer as “micro-loans”; these loans are marketed through various channels, including retail branch locations and the Internet. We also originate auto loans through franchised and independent auto dealers, purchase and/or service auto loans from or for a pre-qualified network of dealers in the buy-here, pay-here used car business and sell used automobiles through our own buy-here, pay-here lots. Lastly, our licensed debt collections subsidiary purchases and collects previously charged-off receivables from us, the trusts that we service and third parties.

The most significant ongoing issues and events for our business during the three months ended March 31, 2009 were (1) the ongoing difficulties in the liquidity markets and with the economic downturn that have prevented us from raising new funds in order to originate loans, thereby causing us to continue to reduce credit lines, close some accounts and offer payment incentive programs to customers (all of which have a negative impact on both short-term earnings and the potential for longer term profitability) and to continue with our expense paring efforts; and (2) Encore’s continued failure to purchase certain previously charged-off accounts under its forward flow contract with us, thereby significantly affecting both our profitability and liquidity adversely as we now retain charged-off credit card receivables and collect them while we pursue resolution of the conflict with Encore.

Most critical to us is the disruption we continue to see in global liquidity markets and the ongoing malaise in the world economy. As is customary in our industry, we finance most of our credit card receivables through the asset-backed securitization markets—markets that worsened significantly in 2008 and have not recovered thus far in 2009. While we extended our principal lower-tier credit card securitization facility out to October 2010 in the third quarter of 2008—albeit at a reduced advance rate with increased pricing—we are concerned that the traditional securitization markets may not return to any degree of efficient and effective functionality for us in the near term. As a result, we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions, account closures and payment incentive programs) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have the effect of reducing our profitability both in the near term and over the long term.

Lower real estate and other asset values and higher rates of job loss and overall unemployment have resulted from the current global economic crisis and have translated into reduced payment rates within the credit card industry generally and for us specifically. Should we experience an extended period of reduced or worsening payment rates, the cash flows to us from our securitization trusts could be significantly curtailed (e.g., the terms of our securitization facilities might require them to accumulate or retain cash or use it to repay investor notes on an accelerated basis, rather than distribute it to us). The curtailment of the cash that we receive, combined with the fact that we now are already accumulating cash within our upper-tier originated portfolio master trust for the September 2009 scheduled maturity of a term securitization facility, could require us to reduce our personnel, overhead and other costs to levels that could impact the values of our retained interests in our securitized credit card receivables and result in impairments.

Our credit card and other operations are heavily regulated, and over time we change how we conduct our operations either in response to regulation or in keeping with our goals of continuing to lead the industry in the application of consumer-friendly credit card practices. We have made several significant changes to our practices over the past several years, and because our account management practices are evolutionary and dynamic, it is possible that we may make further changes to these practices, some of which may produce positive, and others of which may produce adverse, effects on our operating results and financial position.

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

CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,		Income increases (decreases) from
(In thousands)	2009	2008	2008 to 2009
Earnings:
Total interest income	$20,130	$24,999	$(4,869)
Interest expense	(10,192)	(13,990)	3,798
Fees and related income on non-securitized earning assets:
Retail micro-loan fees	18,495	20,549	(2,054)
Internet micro-loan fees	11,788	7,718	4,070
Fees on non-securitized credit card receivables	—	2,642	(2,642)
Income on investments in previously charged-off receivables	4,319	18,797	(14,478)
Gross profit on auto sales	8,471	9,098	(627)
Gains (losses) on investments in securities	77	(5,161)	5,238
Other	1,315	2,621	(1,306)
Other operating (loss) income:
(Loss) income from retained interest in credit card receivables securitized	(158,255)	34,322	(192,577)
Fees on securitized receivables	6,229	8,271	(2,042)
Servicing income	39,404	48,286	(8,882)
Ancillary and interchange revenues	5,998	15,421	(9,423)
Gain on repurchase of convertible senior notes	160	—	160
Equity in (loss) income of equity-method investees	(2,182)	8,474	(10,656)
	$(54,243)	$182,047	$(236,290)
Provision for loan losses	12,763	20,406	7,643
Operating expenses:
Salaries and benefits	14,232	18,779	4,547
Card and loan servicing	58,233	77,413	19,180
Marketing and solicitation	4,182	15,859	11,677
Depreciation	6,357	9,954	3,597
Other	25,682	29,131	3,449
Noncontrolling interests	2,589	(2,019)	(4,608)

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

    Total interest income. Total interest income consists primarily of finance charges and late fees earned on loans and fees receivable we have not securitized in off-balance-sheet securitization transactions—principally from our Auto Finance segment.  The decrease is primarily due to the ongoing attrition within our auto finance receivables portfolios as we do not originate sufficient new loans to replace those of consumers who either pay off their balances or become delinquent and charge off.

Also included within total interest income (under the other category on our consolidated statements of operations) is interest income we earn on our various investments in debt securities, including interest earned on bonds distributed to us from our equity-method investees and on our subordinated, certificated interest in the Embarcadero Trust. Principal amortization caused a reduction in interest income levels associated with some of our bonds and the Embarcadero Trust interest. Moreover, the elimination of our holdings of bonds issued by other third-party asset-backed securitizations contributed further to our reduced other interest income relative to that experienced in the three months ended March 31, 2008. Subsequent to the end of our second quarter of 2008, we liquidated our remaining investments in third-party asset-backed securities in response to margin calls; as a result, we do not have any continuing interest income associated with these investments.

Our ongoing total interest income is expected to be lower than experienced in prior years and quarters. Due to tightening liquidity, we significantly restricted growth within our Auto Finance segment beginning with the third quarter of 2008, and absent our obtaining additional financing at attractive terms and pricing, we expect interest income within our Auto Finance segment to decline with net liquidations in its receivables levels for the foreseeable future.

Interest expense. The decreases are primarily due to repurchases of our convertible senior notes during 2008 and in the first quarter of 2009 as well as our declining interest expense levels associated with the reduced levels of collateralized financing of our investments in third-party asset-backed securitizations. With our disposition of these investments immediately after the close of our second quarter of 2008, we will not incur any further interest costs associated with the financing of these investments.

Our noted declines in interest costs were partially offset, however, by higher interest costs within our MEM, U.K.-based, Internet, micro-loan operations, reflecting the funding of receivables growth within these operations through draws against available credit lines. Because MEM’s cash flows at moderate growth levels should allow it to de-lever in 2009 and pay down its outstanding debt, we expect to incur diminishing interest costs throughout 2009 related to this business line.

Increased pricing on debt facilities within our Auto Finance segment (as of the third quarter of 2008) also partially offset our noted declines in interest costs. However, we expect a gradual reduction in interest costs within this segment over time, reflecting both lower advance rates, and hence lower relative outstanding debt balances, and expected contractions in this segment’s receivables as we have significantly curtailed marketing within this segment.

 The above-noted net declines in interest costs will be partially offset in the future by increasing non-cash interest charges as a result of our adoption of FSP APB 14-1 effective January 1, 2009. The amount of interest expense attributable to our adoption of this new standard will gradually increase over time slowing the downward trend we have been seeing in total interest costs. Our adoption of FSP APB 14-1 contributed an additional $2.5 million to interest expense for the three months ended March 31, 2009, and our retrospective application of this pronouncement to the first three months ended March 31, 2008 resulted in $2.5 million of higher interest expense than we originally reported in that period; offsetting the trending higher interest costs that we expect in each passing quarter under FSP APB 14-1, however, was the effect of repurchases of our convertible senior notes between the first quarter of 2008 and the first quarter of 2009.

    Fees and related income on non-securitized earning assets. The factors affecting our levels of fees and related income on non-securitized earning assets include:

•
lower retail micro-loan fees due to our implementation of new credit scoring models that initially served to reduce the number of new loan originations and thus constricted fee income, while also reducing associated charge offs;

•	increases in Internet micro-loan fees, reflecting our organic growth of its operations;

•
decreases in income on investments in previously charged-off receivables principally reflecting the adverse effects of the dispute with Encore based on its failure to continue purchases of previously charged-off receivables under our forward flow contract as discussed in detail within the Investment in Previously Charged-Off Receivables Segment section below—offset somewhat, however, by growth in the segment’s balance transfer program and Chapter 13 bankruptcy activities;

•
slightly diminished gross profits on automotive vehicle sales for the three months ended March 31, 2009 relating to our JRAS operations primarily due to the closure of four facilities during the first quarter of 2009 and slowing sales in its remaining facilities; and

•
lowers levels of losses associated with our investments in securities primarily due to our cessation of a significant majority of these activities as we liquidated our remaining investments in third-party asset-backed securities in response to margin calls in the second quarter of 2008.

As we have now disposed of all of our investments in third-party asset-backed securities, we expect no further losses on these investments.

Prospects for near-term profits and revenue growth within our Investments in Previously Charged-off Receivables segment are uncertain pending resolution of its disputes with Encore, the effects of the economic downturn on its ability to collect certain pools of previously charged-off paper at sufficient levels to earn desired returns and the effects of liquidity constraints on the ability of this segment to purchase previously charged-off paper.

Additionally, we expect Auto Finance segment gross profits to remain relatively flat to potentially lower during 2009 given our decision to close four of JRAS’s twelve locations during the first quarter of 2009. We do not intend to expand JRAS’s operations for the foreseeable future and may take further actions to limit the amount of capital required to fund ongoing operations.

Lastly, we currently expect continued, but limited, growth in fees from our U.K.-based Internet micro-loan operations within MEM as this entity continues to execute on its growth plans. Moreover, with the re-commencement of loan generation within our Ohio retail micro-loan storefronts coupled with new underwriting criteria, we expect increases in retail micro-loan fees for 2009 along with a return to profitability in the second half of the year. Our expectations here are tempered, however, based on adverse regulatory developments within Arkansas that have arisen subsequent to the close of our first quarter of 2009; see our Retail Micro-Loans Segment discussion for further details with respect to Arkansas.

Fees and related (loss) income on securitized earning assets. Fees and related (loss) income on securitized earning assets include (1) securitization gains, (2) income from retained interests in credit card receivables securitized and (3) returned-check, cash advance and other fees associated with our securitized credit card receivables.

Given the current net liquidating status of each of our credit card receivables portfolios within their respective securitization trusts, we have not recognized any securitization gains during 2009, and absent portfolio additions we do not anticipate any securitization gains for the foreseeable future.

We experienced losses on retained interests in credit card receivables securitized during the first three months of 2009.  The record number of new accounts originated in the second and third quarters of 2007 generated significant fee income during the first quarter of 2008. Throughout 2008, however, we saw significant declines in the levels of receivables within our originated portfolios, which resulted in significantly lower fee billings for the first quarter of 2009. Also contributing to losses we experienced in the first quarter of 2009 on our retained interests in credit card receivables were (1) our inability to re-price accounts owned by CB&T at market-appropriate pricing (a matter that is the subject of litigation between us and CB&T), (2) certain adverse changes to our retained interest valuation assumptions given ongoing current negative trends in the U.S. and U.K. economies, (3) certain account actions (including reductions in credit lines and account closures) that have negatively affected the fair value of our interest-only strips embedded within our income from retained interests in credit card receivables securitized computations and resulted in accelerations of charge offs as some customers are either unwilling or unable to pay down on existing balances once account actions have been taken, and (4) the effects of significant fee and finance charge credits that we provided to customers in the first quarter of 2009 under incentive programs aimed at stimulating prompt and increased payments from customers in the face of reductions in payment rates due to deteriorating economic conditions.

In the Credit Cards Segment section below, we provide further details concerning delinquency and credit quality trends, which affect the level of our income from retained interests in credit card receivables securitized and fees on securitized receivables.

Servicing income. Servicing income decreased relative to 2008 levels due to the effects on our servicing compensation of liquidations in our credit card receivables portfolios and those of our equity-method investees for which we have been engaged as servicer. In the absence of portfolio acquisitions and given currently planned originations at only test levels, we anticipate further decreases in our servicing income levels throughout 2009 and beyond due to our currently liquidating portfolios.

Ancillary and interchange revenues. Ancillary and interchange revenues decreased in the first three months of 2009, when compared to the same period in 2008. This decrease resulted from significantly fewer new credit card account additions in recent months and net liquidations we have experienced in all of our credit card receivables portfolios. Absent portfolio acquisitions, we expect further reductions in our ancillary and interchange revenues throughout 2009 principally because we are currently originating only a small number of new credit card accounts, thereby resulting in a gradual liquidation of our portfolios.

Equity in (loss) income of equity-method investees. The adverse results with respect to our equity-method investees primarily reflects the effects of worsening economic conditions on the performance of the credit card receivables underlying our equity-method investees’ retained interests holdings and the valuations thereof, as well as our continued gradual liquidation of the receivables balances associated with these equity-method investees.

Provision for loan losses. Our provision for loan losses covers aggregate loss exposures on (1) principal receivable balances, (2) finance charges and late fees receivable underlying income amounts included within our total interest income category, and (3) other fees receivable. The decrease in the provision for loan losses is primarily due the declines in receivables we have experienced in our Auto Finance segment.  We currently expect our 2009 provision for loan losses to be relatively comparable to that in 2008. We should experience increased 2009 loan losses associated with our plans to continue modestly growing our retail and Internet micro-loans and given potential degradation in credit quality based on weakness in the U.S. and U.K. economies. These increases are expected to be offset, however, by net liquidations within our Auto Finance segment receivables.

Total other operating expense. Total other operating expense decreased, reflecting the following:

•
decreases in marketing and solicitation costs due to our desire to preserve capital given the current dislocation of the liquidity markets and our corresponding scale back in our credit card marketing efforts primarily to test levels;

•	diminished salaries and benefits costs resulting from our ongoing cost-cutting efforts as we continue to adjust our internal operations to reflect the declining size of our existing portfolios;

•
decreases within card and loan servicing expenses, primarily as a result of credit card and other loan portfolio liquidations—such decreases being partially offset by increased costs associated with our MEM, U.K.-based, Internet, micro-loan operations that we expanded throughout 2008 and in the first quarter of 2009;

•	decreases in depreciation due to cost containment measures, specifically a diminished level of capital investments by us in light of liquidity constraints; and

•
lower other expenses (which include, for example, rent and other occupancy costs, legal and professional fees, transportation and travel costs, telecom and data processing costs, insurance premiums, and other overhead cost categories) as we continue to adjust our associated internal costs based on the declining size of our existing portfolios.

While we incur certain base levels of fixed costs, the majority of our operating costs are variable based on the levels of accounts we market and receivables we service (both for our own account and for others) and the pace and breadth of our search for, acquisition of and introduction of new business lines, products and services. We have substantially reduced our exploration of new products and services and research and development efforts pending improvements in the liquidity markets. In addition, we have terminated various operations that were start-up in nature and were not individually meeting our current capital allocation requirements. Given our current focus on cost-cutting and capital preservation in light of the continuing dislocation in the liquidity markets and significant uncertainties as to when these markets will improve, we expect further reductions in marketing efforts and expense levels and in most other cost categories discussed above over the next several quarters. We continue to perform extensive reviews of all areas of our businesses for cost savings opportunities to better align our costs with our currently liquidating portfolio of managed receivables.

Notwithstanding the above and notwithstanding some anticipated legal cost savings given our December 2008 settlement of litigation with the FTC and FDIC, we continue to incur heightened legal costs and will continue to incur these costs at heightened levels until we resolve all outstanding litigation.  Additionally, while it is relatively easy for us to scale back our variable expenses, it is much more difficult for us to appreciably reduce our fixed and other costs associated with an infrastructure (particularly within our Credit Cards segment) that was built to support growing managed receivables and levels of managed receivables that are significantly higher than both our current levels and the levels that we expect to see given our liquidity-related receivables contraction efforts. Our inability to reduce these costs as rapidly as our receivables reductions is expected to put continuing pressure on our ability to be profitable.

Noncontrolling interests. We reflect the ownership interests of noncontrolling holders of equity in our majority-owned subsidiaries (including management team holders of shares in our subsidiary entities; see Note 13, “Stock-Based Compensation”) as noncontrolling interests in our consolidated statements of operations. Generally, this expense is declining, which is consistent with liquidations of acquired credit card portfolios within securitization trusts, the retained interests of which are owned by our majority-owned subsidiaries and the resulting relative decline in contributions of our majority-owned subsidiaries to income from retained interests in credit card receivables securitized. These trends within our majority-owned subsidiaries, coupled with the challenges they have faced given liquidity constraints and dislocation in the economy, have resulted in net losses for our majority-owned subsidiaries and hence income recognition with respect to our noncontrolling interests in recent quarters, including the first quarter of 2009. Contributors to the recent losses experienced by our majority-owned subsidiaries include losses stemming from reduced income on our retained interests in securitized credit card receivables within these subsidiaries in part associated with more conservative valuation assumptions used with respect to their retained interest valuations and losses incurred within the majority-owned subsidiary that is a holding company within our Investments in Previously Charged-off Receivables segment principally given the ongoing dispute with Encore as discussed throughout this report.  Further contributing to income recognition with respect to our noncontrolling interests in the first quarter of 2009 is the new requirement with our adoption of Statement 160 that we continue to allocate losses to the noncontrolling interests of our majority-owned subsidiaries even if the allocation results in a deficit balance in the noncontrolling interests’ capital account; as such, the adoption of Statement 160 will provide us with modest income recognition increases as we allocate to noncontrolling interests a portion of the losses we would have otherwise absorbed prior to the effective date of Statement 160.

Income taxes. Our overall effective tax benefit rate (computed considering both continuing and discontinued operations in the aggregate) was 34.5% and 49.5% for the three months ended March 31, 2009 and 2008, respectively. The variance in the effective tax benefit rates between these two years is substantially related to differing ratios of our permanent differences to pre-tax GAAP loss levels. We have experienced no material changes in effective tax benefit rates associated with differences in filing jurisdictions and changes in law between these two years.

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

Background

We make various references within our discussion of the Credit Cards segment to our managed receivables. In calculating managed receivables data, we assume that none of the credit card receivables underlying our off-balance-sheet securitization facilities was ever transferred to a securitization trust, and we present our credit card receivables as if we still owned them. We reflect the portion of the receivables that we own within our managed receivables data, whether or not we consolidate the entity in which the receivables are held. Therefore, managed receivables data include both securitized and non-securitized credit card receivables. They include the receivables we manage for our consolidated subsidiaries, except for the noncontrolling interest holders’ shares of the receivables, and they also include our share of the receivables that we manage for our equity-method investees.

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

Reconciliation of the managed receivables data to our GAAP financial statements requires: (1) recognition that we now sell substantially all of our credit card receivables in securitization transactions; (2) an understanding that our managed receivables data are based on billings and actual charge offs as they occur, without regard to any changes in our allowance for uncollectible loans and fees receivable; (3) inclusion of our economic share of (or equity interest in) the receivables that we manage for our equity-method investees; and (4) removal of our noncontrolling interest holders’ shares of the managed receivables underlying our GAAP consolidated results.

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

 Our strategy for managing delinquency and receivables losses consists of account management throughout the customer relationship. This strategy includes credit line management and pricing based on the risks of the credit card accounts. See also our discussion of collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following table presents the delinquency trends of the credit card receivables that we manage, as well as charge-off data and other managed loan statistics (in thousands; percentages of total):

	At or For the Three Months Ended
	2009	2008				2007
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
Period-end managed receivables	$2,299,925	$2,714,375	$3,041,877	$3,126,936	$3,378,827	$3,717,050	$3,722,373	$3,501,468
Period-end managed accounts	3,392	3,801	4,171	4,358	4,775	5,105	5,268	4,756
Percent 30 or more days past due	23.3%	23.8%	18.8%	18.0%	21.4%	24.9%	21.0%	18.6%
Percent 60 or more days past due	18.7%	17.4%	13.9%	13.4%	17.8%	19.6%	15.5%	14.0%
Percent 90 or more days past due	14.6%	12.7%	9.8%	9.7%	14.3%	14.2%	11.0%	9.6%

Average managed receivables	$2,530,390	$2,903,953	$3,079,867	$3,227,006	$3,558,518	$3,731,286	$3,613,924	$3,419,306
Combined gross charge-off ratio	52.6%	33.9%	33.0%	50.6%	50.2%	37.4%	29.8%	34.6%
Net charge-off ratio	20.7%	14.8%	15.4%	21.5%	20.6%	15.8%	13.9%	16.9%
Adjusted charge-off ratio	20.2%	14.2%	14.5%	20.3%	19.1%	13.9%	10.5%	9.6%
Total yield ratio	36.2%	46.4%	44.4%	45.3%	47.4%	56.1%	53.0%	49.3%
Gross yield ratio	22.0%	25.3%	24.8%	23.1%	24.3%	29.2%	29.2%	28.6%
Net interest margin	3.7%	13.6%	14.8%	12.3%	13.2%	18.0%	19.1%	19.0%
Other income ratio	(1.9)%	9.8%	7.7%	(0.8)%	(0.8)%	11.9%	13.1%	8.4%
Operating ratio	9.3%	8.6%	9.1%	9.8%	9.4%	11.9%	10.5%	10.6%

Managed receivables. Our individual purchased portfolios currently are in a state of liquidation due to the absence of new cardholders to replace those who either pay off their balances or become delinquent and charge off. The general trend-line decrease in our managed receivables beginning in the fourth quarter of 2007 principally was due to reductions in originations midway through the third quarter of 2007 in response to tightened liquidity markets, combined with significant charge offs, primarily of accounts originated in the second and third quarters of 2007. Additionally, like other credit card issuers, we experienced lower than expected cardholder purchases beginning in the fourth quarter of 2007, which also contributed to the trend-line decrease in our managed receivables.

Recent account actions, including credit line reductions, account closures and finance charge and fee credits under incentive programs aimed at increasing cardholder payment rates, have resulted in an accelerated pace of reductions in our managed receivables balances. Beyond the significant effect on our managed receivables balances of finance charge and fee credits aimed at improving customer payment rates, balances have fallen rapidly in recent quarters as (1) there are significantly lower cardholder purchases and (2) many customers are either unwilling or unable to continue making payments on closed accounts given the current economic landscape, thereby leading to delinquencies and ultimate charge offs of the accounts and their underlying receivables. Because of the significance of the credit line reduction and account closure actions that we took in the fall of 2008 and because of ongoing finance charge and fee credit programs that appear effective at improving payment rates, we anticipate that the recent accelerated reduction in our managed receivables balances will continue into the second quarter of this year, after which time we expect managed receivables levels to decline at a slower pace. We have essentially curtailed our credit card marketing efforts in light of dislocation in the liquidity markets and our uncertainty as to when these markets will rebound sufficiently to facilitate organic growth in our credit card receivables operations and as a result do not anticipate meaningful additions in the near term to offset the balance contractions noted above.

Delinquencies. Delinquencies have the potential to impact net income in the form of net credit losses. Delinquencies also are costly in terms of the personnel and resources dedicated to resolving them. We intend for the account management strategies we use on our portfolio to manage and, to the extent possible, reduce the higher delinquency rates that can be expected in a more mature managed portfolio such as ours. These account management strategies include conservative credit line management, purging of inactive accounts and collection strategies intended to optimize the effective account-to-collector ratio across delinquency categories. We further describe these collection strategies under the heading “How Do We Collect from Our Customers?” in Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2008. We measure the success of these efforts by measuring delinquency rates. These rates exclude accounts that have been charged off.

We experienced an increasing trend in our 30-plus, 60-plus and 90-plus day delinquencies through December 31, 2007. These increases predominantly are attributable to a mix change reflecting disproportionate receivables growth rates in our lower-tier credit card portfolios relative to those of our other credit card receivables. Our lower-tier credit card receivables typically experience substantially higher delinquency rates and charge-off levels than those of our other originated and purchased portfolios. Since December 31, 2007, however, our delinquency statistics have benefited from a mix change in the other direction whereby disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables.

The accounts underlying our lower-tier credit card receivables generally have a shorter life cycle than our other accounts, with peak charge offs occurring approximately eight to nine months after activation. Our lower-tier credit card account growth recently has fluctuated significantly. We experienced record account growth in the second and third quarters of 2007, moderate account originations in the fourth quarter of 2007 and significantly lower and trending lower account originations throughout 2008. This “marketing volume-based volatility” results in increasing delinquencies in the months shortly following periods of high growth, followed by high charge offs generally in the third quarter following activation. Despite these fluctuations, we believe that the heightened delinquency and charge-off levels and greater volatility in our delinquency statistics associated with our lower-tier credit card offerings are reasonable based on the relative returns offered.

The 2007 mix change toward a greater percentage of our receivables being comprised of lower-tier credit card receivables would have resulted in even greater 2007 delinquencies (as a percentage of managed receivables) but for our U.K. Portfolio acquisition in the second quarter of 2007; our U.K. Portfolio’s delinquencies are significantly below those of our lower-tier credit card receivables.

In the first quarter of 2008, we experienced the initial charge offs from the record 1.5 million aggregate originations of the second and third quarters of 2007. A portion of these accounts underlying our lower-tier credit card offerings was significantly delinquent at the end of the fourth quarter of 2007, and many accounts charged off in the first two quarters of 2008. Compounding the impacts on delinquency rates is the fact that we had significantly reduced new originations in the fourth quarter of 2007 and thereafter and as such did not receive any benefit of adding new current (i.e., non-delinquent) receivables, which would serve to suppress delinquency rates somewhat (“denominator effect”). Generally offsetting the so-called denominator effect in recent quarters, however, is the relative maturity of all of our credit card receivables portfolios. Given our significantly reduced marketing and origination activities, most of our credit card accounts have now passed through peak delinquency and charge-off stages of their vintage cycles. Supporting this observation is the fact that substantially all of our individual credit card receivables portfolios had a lower percentage of 60-plus day delinquencies at September 30, 2008 than they did at September 30, 2007.

Notwithstanding the above and the general observation that our delinquencies and charge offs are lower in more mature portfolios that have passed through their peak delinquency and charge-off stages, we took account actions that caused a rise in delinquencies in the fourth quarter of 2008 and in the first quarter of 2009—namely credit line reductions and account closures. We know from our experience with purchasing credit card portfolios from others that when we reduce credit lines and close accounts, we cause an acceleration of delinquencies and charge offs for those cardholders, many of whom ultimately would have charged off after a longer period of account utilization. We do not believe, however, that credit line reductions and account closures cause good-performing cardholders to charge off at significantly higher levels. This is to say that we believe credit line reductions and account closures cause an accelerating shift forward in our credit card charge-off curves, rather than causing a lift in these curves.

We do note, however, that our fall 2008 credit line reductions and account closures certainly did not account for all of the increase in delinquencies at December 31, 2008 and further trending increases in delinquencies at March 31, 2009. We saw a significant downward shift in payments rates generally beginning in November 2008, and our delinquency statistics reflect this and the effects of continued and worsening economic weakness on the ability of our cardholders to make their required minimum payments. Higher delinquencies at December 31, 2008 and March 31, 2009 will translate into higher charge-off rates in the first couple quarters of 2009. Once the wave of account reduction and account closure-related charge offs cycle through in the first two quarters of 2009, we expect to begin to see the lower delinquency and charge-off benefits of our more mature portfolios. However, with growing unemployment levels and continuing economic weakness in both of our U.S. and U.K. credit card receivables markets, we could see further deterioration in payment rates and higher delinquencies and charge offs even for our generally better performing cardholders who remain with us after credit line reduction and account closure actions.

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

    Our lower-tier credit card offerings have higher charge offs relative to their average managed receivables balances, than do our other portfolios. The growth in these receivables throughout 2007 changed the mix of our receivables by weighting the lower-tier credit card portfolio more heavily than in prior years. Based on this mix change, we generally would expect our charge-off ratios to increase during periods of disproportionate growth in our lower-tier credit card receivables. We saw this mix change effect given our record lower-tier credit card originations through the third quarter of 2007, which adversely impacted our combined gross charge-off ratio and our net charge-off ratio through the second quarter of 2008. All things being equal, we would expect reduced charge-off ratios in future quarters due to a mix change in the other direction whereby recent disproportionate charge-off levels for our lower-tier credit card portfolios relative to those of our other credit card receivables have caused a decline in lower-tier credit card receivables as a percentage of our aggregate managed credit card receivables. As previously mentioned, however, recent credit line reduction and account closure actions we have undertaken resulted in higher charge offs in the first quarter of 2009 and are expected to result in higher charge offs in the second quarter of 2009 before returning to more normalized levels.

In addition to the generally increasing trend in charge offs through the end of the second quarter of 2008, we also generally had experienced seasonal trends in which the first and fourth quarters incur higher levels of charge offs than do the second and third quarters. This tendency results from the cash flow patterns impacting our cardholders. Typically, because of tax refunds, we experience greater remittances by cardholders late in the first quarter of each year, improving their delinquency status and reducing charge offs in the second and third quarters. This trend was muted somewhat by the effects of our U.K. portfolio acquisition in the second quarter of 2007 and is not evident at all in the second quarter of 2008 due to the peak vintage charge-off effects of our third quarter 2007 lower-tier credit card originations. Moreover, our recent credit line reduction and account closure actions are expected to disrupt general seasonal patterns in the second quarter of 2009 and contribute to higher than typical charge-off rates.

Combined gross charge-off ratio. Our combined gross charge-off ratio increased in the fourth quarter of 2007 due primarily to marketing volume-based fluctuations caused by greater volumes of our lower-tier credit card accounts originated in prior quarters that reached their peak charge-off levels in the fourth quarter. In addition, we experienced seasonal increases that were amplified somewhat by the broader economic pressures felt by our cardholders. These two factors carried over into the first two quarters of 2008, with the marketing volume-based fluctuations having a far greater impact than in the fourth quarter of 2007. Because we had incurred the peak charge offs associated with our record lower-tier credit card account originations of the second and third quarters of 2007, the third and fourth quarter 2008 combined gross charge-off ratios dropped dramatically from the first half of 2008 to below the average combined gross charge-off ratio we experienced in 2007. The increase in the combined gross charge-off level experienced in the first quarter of 2009 is largely attributable to credit line reduction and account closure actions undertaken in the fall of 2008, which have resulted in an acceleration of charge offs. We expect this trend to continue through the second quarter of 2009. Notwithstanding an adverse economic environment and the adverse denominator effect discussed previously, we expect the combined gross charge-off ratio to begin trending down after the second quarter of 2009 given that our recent credit line reduction and account closure actions will result in a well-seasoned base of more stable cardholders after the effects of the actions are realized within our charge-off statistics.

Net charge-off ratio. The net charge-off ratio measures principal charge offs, net of recoveries. Seasonal trends apply to this ratio in a manner similar to their effects on the combined gross charge-off ratio. The increasing trend due to the shift in our mix toward a greater percentage of our receivables being comprised of lower-tier credit card receivables also affected our net charge-off ratio over the past several quarters, but to a lesser degree than it affected our combined gross charge-off ratio. Our lower-tier credit card portfolio has a significantly lower principal to total receivables ratio than do our other portfolios, so growth in this portfolio has less of an effect on our net charge-off ratio than it does on our combined gross charge-off ratio.

The net charge-off ratio was elevated in the second quarter of 2007 due to our U.K. Portfolio acquisition in that quarter. This portfolio had a significant number of receivables that were in a late stage of delinquency and that charged off in the months following our acquisition. Without this U.K. Portfolio acquisition, our net charge-off ratio would have fallen to 13.1% in the second quarter of 2007, in line with our seasonal trend. The ratio also would have fallen in the third quarter of 2007, but to a lesser degree than it did, as the incremental charge offs from the U.K. Portfolio were much greater in the second quarter than in the third. In the fourth quarter of 2007, our net charge-off ratio was lower than it otherwise would have been without the U.K. Portfolio acquisition, as the U.K. Portfolio’s receivables have a lower ongoing net charge-off ratio than the receivables of our other portfolios. In the first quarter of 2008, the net charge-off ratio increased at a slightly lesser rate than our combined gross charge-off ratio, which is consistent with our expectations that our lower-tier credit card portfolio will influence net charge offs less than it will affect combined gross charge offs due to the relative mix of a cardholder’s balance between principal and finance charge and fee receivables. However, the net charge-off ratio increased at a greater rate than the gross charge-off ratio in the second quarter of 2008 because peak vintage charge offs of our lower-tier credit card receivables reversed recently experienced trending changes in mix toward a greater percentage of our portfolio being comprised of lower-tier credit card receivables. As the peak vintage charge offs have now been fully incurred, we saw a trending decline in the net charge-off ratio in the last two quarters of 2008. This trending decline was abated during the first quarter of 2009, however, given the previously discussed adverse effects of our recent credit line reduction and account closure actions, which we expect to continue through the second quarter of 2009.

Adjusted charge-off ratio. This ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. Because our most recent portfolio acquisition was our second quarter 2007 U.K. Portfolio acquisition, we expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables.

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

Our total and gross yield ratios were adversely affected  in the second quarter of 2007 due to the addition of our acquired U.K. Portfolio. Its total yield and gross yield are below average as compared to our other portfolios, and the addition of the U.K. Portfolio negatively impacted our total yield and gross yield ratios by 4.8% and 1.7%, respectively, in the second quarter of 2007 and by 8.0% and 3.0%, respectively, in the second half of 2007. The effects of the U.K. Portfolio on these measures likewise continued into 2008 and the first quarter of 2009.

Our total and gross yield ratios bear the effects throughout the final two quarters of 2007 and going forward of changes we made to our billing practices in keeping with our goals of ensuring that our practices continue to be among the most consumer-friendly practices in the credit card industry and to address evolving negative amortization industry guidance. As an example of these changes, in November 2007, we began to reverse fees and finance charges on the accounts of cardholders who made their contractual payments to us so that those accounts would not be in negative amortization. These changes reduced our gross yield ratio in the fourth quarter of 2007, and because only two months of the effects of these changes are reflected in the fourth quarter, they had a greater impact throughout 2008.

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

Partially offsetting the beneficial effects in the third quarter of 2008 of reduced levels of accounts in late stages of delinquency (for which we do not bill finance charges and fees) were reduced early stage delinquency rates we experienced at the end of the second quarter of 2008, which resulted in lower finance charge and late fee billings in the third quarter of 2008. This trend reversed in the fourth quarter of 2008 with rising delinquency levels. Also favorably affecting our fourth quarter 2008 total and gross yield ratios were changes to terms and re-pricings for many of our credit card accounts to reflect the higher risks and costs we face in the current economic climate. In fact, these ratios suffered somewhat in 2008 prior to these changes to terms and re-pricings as we were effectively prohibited against making such changes by one of our issuing bank partners—a matter that currently is subject to our claims against this issuing bank partner in litigation. We expect our recent changes to terms and re-pricings to positively affect our total and gross yield ratios going forward; however, they were not adequate to offset the first quarter of 2009 adverse effects on these ratios of the wave of later stage delinquencies (for which we do not bill finance charges or fees) that resulted from our fourth quarter credit line reduction and account closure actions as discussed above. This negative trend is expected to continue into the second quarter of 2009.

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

Our net interest margin declined in the fourth quarter of 2007 due in part to higher charge offs, which resulted from seasonal increases that were amplified somewhat by economic pressures felt by our cardholders stemming from tightened liquidity markets. Also contributing to trending contractions in our net interest margins are the effects of negative-amortization-related changes to our billing practices that we implemented beginning in November 2007—whereby to ensure against negative amortization, we now reverse certain fees and finance charges on the accounts of cardholders who make only their contractual payments to us.

Our net interest margins in the first and second quarters of 2008 were particularly depressed due to changes within our lower-tier credit card receivables portfolio. This portfolio generated lower finance charge and late fee billings in the first two quarters of 2008 due to the significant portion of the accounts within that portfolio that were in late stages of delinquency—stages for which we do not bill finance charges or late fees. Further, many accounts within that portfolio reached peak charge-off vintage levels and charged off during those quarters, resulting in higher finance charge and late fee charge offs netting against yields in the determination of our net interest margin for the quarters. Because large volumes of second and third quarter of 2007 lower-tier credit card receivables had rolled through their peak charge-off vintage levels by the end of the second quarter of 2008, the net interest margin increased for the third quarter of 2008. It declined in the fourth quarter of 2008, however, because of continued reductions in our lower-tier credit card receivables as a percentage of our total managed receivables and because of a heightened level of negative amortization-related credits issued in the fourth quarter. Given our credit line reduction and account closure actions undertaken in the fall of 2008, we experienced further declines in our net interest margin for the first quarter of 2009 as reduced finance and late fee billings, coupled with an acceleration of charge offs contributed to depress our net interest margin to historic lows. These effects were exacerbated by significant finance charge and fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates.  While we expect this negative trend to continue into the second quarter of 2009, we do not anticipate it to be as dramatic as that experienced in the first quarter with net interest margin levels improving throughout the remainder of the year.

Other income ratio. We generally expect our other income ratio to increase as our lower-tier receivables become a larger percentage and to decrease as our lower-tier receivables become a smaller percentage of our overall managed receivables. These receivables generate higher membership, over-limit, monthly maintenance and other fees than do our other portfolios.

Adversely affecting our other income ratio principally beginning in the second quarter of 2007 was the performance of our then-held portfolio of investments in debt and equity securities, which principally consisted of investments in CDOs and CMOs backed by mortgages as well as trading positions in an ABX index and the activities of which are reflected within our Credit Cards segment’s other income ratio. While we generally generated income from these investments prior to the second quarter of 2007, we incurred losses of $28.5 million, $37.4 million, $6.9 million, $5.2 million and $1.1 million in the second, third and fourth quarters of 2007 and the first and second quarters of 2008, respectively. Excluding these investment activities, our other income ratio would have increased to 11.8% and 17.2% in the second and third quarters of 2007, respectively, before declining again to 12.7% in the fourth quarter of 2007 and -0.2% and 1.2% in the first and second quarters of 2008, respectively. Because these investment activities were completely discontinued by the end of the second quarter of 2008, we do not expect any further effects from these activities in future periods.

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

In the first two quarters of 2008, our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables, resulting in a negative other income ratio for this portfolio. The same lower-tier credit card receivables-related factors mentioned in our discussion of our first and second quarter 2008 net interest margins are at play in the determination of our first and second quarter 2008 other income ratios—such factors including the effects of significantly higher late stage delinquency levels for which we do not bill over-limit and other fees and the large proportion of lower-tier credit card accounts that reached peak charge-off vintage levels and charged off during the quarters, resulting in higher fee charge offs netting against billed fees in the determination of our other income ratio. The second quarter 2008 other income ratio remained flat relative to the first quarter of 2008 primarily due to a $13.7 million gain on the repurchase of our convertible senior notes; excluding this gain, the ratio declined to -2.5%, consistent with the trend from the first quarter of 2008. Repurchases of our convertible senior notes also served to positively impact our other income ratio in the fourth quarter of 2008. As computed without regard to a $47.9 million gain related to these fourth quarter repurchases, our other income ratio would have been 3.2%, lower than the 7.7% experienced in the third quarter primarily due to the effects of account closure actions and annual and other fee reversals associated therewith, heightened levels of negative amortization-related fee reversals, and credits provided within our originated portfolios under collection programs aimed at stimulating cardholder payments. Our credit line reduction and account closure actions undertaken in the fall of 2008 also served to depress our other income ratio in the first quarter of 2009 as our lower-tier credit card receivables’ fee charge offs within the other income ratio exceeded the fee income from these receivables. The actions, coupled with the aforementioned fee credits issued in the first quarter of 2009 under incentive programs aimed at increasing payment rates, resulted in a negative other income ratio in the first quarter of 2009.  While we expect this negative trend to continue into the second quarter of 2009, we do not anticipate it to be as dramatic as that experienced in the first quarter.

Operating ratio.  We have experienced generally trending reductions in our operating ratio over the past several quarters as our receivables mix has shifted from lower-tier credit card receivables comprising a larger percentage of our managed receivables to lower-tier credit card receivables comprising a smaller percentage of our managed receivables. Our lower-tier credit card receivables are comprised of accounts with smaller receivables balances than those accounts underlying our upper-tier originated portfolio master trust and acquired portfolios. Smaller receivable balance accounts require many more customer service interactions per average dollar of outstanding balance (relative to our upper-tier originated portfolio and acquired portfolios), and hence result in higher costs as a percentage of average managed receivables than we historically have experienced with our upper-tier originated portfolio master trust and acquired portfolios’ receivables. Our decline in account origination levels over the past several quarters also has contributed to reductions in our quarterly operating ratios; as our originated accounts mature, the level of interactions with the customer declines, contributing to lower overall operating ratios.

Our operating ratios in the second and third quarters of 2007 declined due to our U.K. Portfolio acquisition. This portfolio is comprised of accounts with relatively large receivables balances, and therefore, it bears a lower operating ratio than that of our lower-tier credit card receivables portfolio. The fourth quarter of 2007 operating ratio increased due to our $6.0 million charitable contribution in that quarter in addition to our incurrence of higher legal and related costs associated with now-settled FDIC and FTC investigations. In the first, second and third quarters of 2008, we had lower operating expenses, primarily due to our slow-down in originations (customer interactions and related costs are higher in the first few months after card activation than they are for more mature credit card accounts as noted above) and to the specific expense reduction initiatives we undertook in the latter half of 2007 in response to the tightened liquidity markets. But for a $5.5 million impairment charge in the second quarter of 2008 associated with a sublease of 183,461 square feet of office space at our corporate headquarters, we would have experienced a slight reduction in our second quarter 2008 operating ratio relative to its first quarter 2008 level. The operating ratio in the third quarter of 2008 was further reduced below that of the second quarter (as adjusted for the lease impairment charge mentioned above) primarily due to our continued expense reduction efforts. While expense reductions continued into the fourth quarter of 2008 and the first quarter of 2009, our managed receivables levels are dropping at faster rates than the rates at which we have been able thus far to reduce our costs (particular when considering our fixed infrastructure costs). As such, we experienced an increase in our operating ratio for the first quarter of 2009 and expect further increases throughout 2009 unless and until we are able to reduce fixed infrastructure costs to be more in line with our contracting managed receivables levels.

Future Expectations

Because of our reduced levels of marketing spend, our fall 2008 credit line reduction and account closure actions, our incentive programs undertaken in the first quarter of 2009 to stimulate higher customer payment rates, and our expected liquidations within each of our credit card receivables portfolios, we generally do not expect our yield-oriented managed receivables statistics to return to levels experienced in 2007 and prior years for the foreseeable future. There are significant economic factors that could adversely affect our future Credit Cards segment performance, including further potential slow-downs in the U.S. and U.K. economies and rising unemployment rates within both countries as the ability of our customers to make timely required payments on their credit cards is significantly affected by their employment levels. Unemployment rates in the U.S. have been rising over the past several quarters, and we have seen somewhat lower payment rates—the effects of which could include further yield compression, higher charge offs, reductions in receivables levels and reductions in the cash flows we receive from our portfolios. It is also possible that heightened levels of litigation as noted throughout this report may result in higher legal expenses for us that could offset other cost-cutting measures that we currently expect to experience within our operating ratios.

Investments in Previously Charged-Off Receivables Segment

The following table shows a roll-forward of our investments in previously charged-off receivables activities (in thousands of dollars):

For the Three Months Ended March 31, 2009
Unrecovered balance at beginning of period	$47,676
Acquisitions of defaulted accounts	17,373
Cash collections	(13,880)
Accretion of deferred revenue associated with forward flow contract	—
Cost-recovery method income recognized on defaulted accounts (included as a component of fees and related income on non-securitized earning assets on our consolidated statements of operations)	4,319
Unrecovered balance at March 31	$55,488
Estimated remaining collections (“ERC”)	$124,636

Previously charged-off receivables held as of March 31, 2009 are principally comprised of normal delinquency charged-off accounts purchased from the securitization trusts that we service, accounts associated with Chapter 13 Bankruptcies and accounts acquired through this segment’s balance transfer program prior to such time as credit cards are issued relating to the program’s underlying accounts.

We generally estimate the life of each pool of charged-off receivables that we typically acquire to be between twenty-four and thirty-six months for normal delinquency charged-off accounts (including balance transfer program accounts) and approximately sixty months for Chapter 13 Bankruptcies. We anticipate collecting 44.3% of the ERC of the existing accounts over the next twelve months, with the balance to be collected thereafter. Our acquisition of charged-off accounts through our balance transfer program results in receivables with a higher than typical expected collectible balance. At times when the composition of our defaulted accounts includes more of this type of receivable, the resulting estimated remaining collectible portion per dollar invested is expected to increase. We saw this trend until our dispute with Encore arose in 2008, the result of which is our having to now hold significant investments in normal delinquency charged-off accounts purchased from the securitization trusts that we service—investments which prior to the dispute were purchased and sold contemporaneously under the Encore forward flow contract. Compounding this trend reversal is the fact that our Investments in Previously Charged-Off Receivables segment’s balance transfer program has experienced lower overall placement volumes primarily due to Encore Capital’s decision to discontinue balance transfer program placements to us. It is unknown at this time if and when placement volumes will return to the record volume placed in the first half of 2008; however, we believe that the current economic environment could lead to increased opportunities for growth in the balance transfer program as consumers with less access to credit create additional demand and lead to increased placements from third parties.

Most of our Investments in Previously Charged-Off Receivables segment’s acquisitions of normal delinquency charge offs recently have been comprised of previously charged-off receivables from the securitization trusts that we service. Until a dispute arose with Encore in 2008, the segment had, almost simultaneously with each of its purchases from these securitization trusts, sold these charge offs for a fixed sales price under its five-year forward flow contract with Encore rather than retained them on its balance sheet. With these essentially simultaneous pass-through transactions, the segment had not previously experienced any substantial mismatch between the timing of its collections expenses and the production of revenues under its cost recovery method of accounting. This changed in the third quarter of 2008, however, as a result of Encore’s refusal to purchase receivables under the forward flow contract. Pending the resolution of this dispute, our Investment in Previously Charged-Off receivables segment will either have to find another buyer for its purchased charge offs or retain its purchased charge offs on its balance sheet and undertake collection activities to maximize its return on these purchases. The retention of these receivables will cause significant reductions in its earnings given the mismatching of cost recovery method collection expenses with their associated revenues as collection expenses will be incurred up front, while revenue recognition will be delayed until complete recovery of each respective acquired portfolio’s investment. Once the investments are completely recovered, the segment will begin to recognize the profitability associated with these purchases. The expected time to recover investments in portfolios varies by portfolio but generally is estimated to occur within twelve to eighteen months after purchase.  Alternatively, if the segment sells these receivables, we do not expect another buyer to pay as much as Encore was paying under its fixed-price commitment—a price that was reflective of the high valuations being place on charged-off paper in the market generally in 2005, rather than in today’s environment in which the relative supply of charged-off paper is greater.  This increase in the availability of charged-off paper created several opportunities in the fourth quarter of 2008 and the first quarter of 2009, during which we were able to complete several large purchases of charged-off portfolios at attractive pricing.  The increasing supply of charged-off paper is, however, likely to result in increased opportunities to acquire charged-off receivables portfolios at prices under which the segment can generate significant returns, and subject to liquidity constraints, we expect to increase our purchases of charged off portfolios from third parties in the coming year.

Our Investments in Previously Charged-off Receivables segment’s pre-tax results for the three months ended March 31, 2009 were appreciably lower than for the three months ended March 31, 2008. This primarily reflects (1) the ongoing effects of Encore’s refusal to purchase receivables, which has resulted in a longer earnings recognition period for purchased charged off paper and the commensurate expense and revenues mismatch mentioned above and our inability to recognize as income the remaining escrowed funds owed to us under the Encore forward flow agreement, and (2) increased pricing paid by this segment upon the expiration of one of its more favorably priced forward flow agreements for previously charged-off paper purchases.

As we continue to grow our Chapter 13 bankruptcy and balance transfer programs within this segment, we expect that losses will diminish over time as we recover our basis in these assets and commence recognizing income; the success of these programs currently is being masked by the cost-recovery-method expense and revenue mismatches associated with charged-off receivables that we must now purchase and hold given Encore’s refusal to purchase them as required under its forward flow contract.

In the second quarter of 2008, we began exploring a balance transfer program in the U.K., and we anticipate that this program will generate modest revenues throughout 2009.

Retail Micro-Loans Segment

The Retail Micro-Loans segment consists of a network of storefront locations that, depending on the location, provide some or all of the following products or services:  (1) small-denomination, short-term, unsecured cash advances that are typically due on the customer’s next payday; (2) installment loan and other credit products; and (3) money transfer and other financial services. The assets associated with our retail micro-loan operations were principally acquired during 2004 and early 2005. As of March 31, 2009, our Retail Micro-Loans segment subsidiaries operated 345 storefront locations in ten states.

After evaluating the operations of our Retail Micro-Loans segment on a state-by-state basis, it became evident during 2007 that the potential risk-adjusted returns expected in certain states did not justify the ongoing required investment in the operations of those states. As a result, during the fourth quarter of 2007, we decided to pursue a sale of our Retail Micro-Loans segment’s operations in six states:  Florida; Oklahoma; Colorado; Arizona; Louisiana; and Michigan. Through a series of staged closings with a single buyer, the first of which was completed July 31, 2008, we completed the sale of operations in three states (Florida, Louisiana, and Arizona) in the third quarter of 2008. By September 30, 2008, we had closed all remaining storefronts in Michigan and our unprofitable storefronts in Colorado and Oklahoma. For a limited number of profitable storefronts in Colorado and Oklahoma, however, we elected to continue operations, and we have removed these storefronts from discontinued operations in our consolidated statements of operations for all periods presented. Our various discontinued operations within these six states were classified as assets held for sale on our March 31, 2008 condensed consolidated balance sheet and are included in the discontinued operations category in our condensed consolidated statements of operations for all periods presented.

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

During the three months ended March 31, 2009, we closed five locations (including all of our locations in the U.K.), and we and did not open any new locations. Because of the immateriality of the closed locations and the routine nature of these store closure decisions, we have not evaluated the need to segregate these closed locations as discontinued operations. We are not planning to expand the current number of locations in any new or existing markets; instead, we likely will continue to look at closing individual locations that do not meet our profitability thresholds. In addition, we will continue to evaluate our risk-adjusted returns in the states comprising the continuing operations of our Retail Micro-Loans segment.

Financial, operating and statistical metrics for our Retail Micro-Loans segment are detailed (dollars in thousands) in the following tables.

	For the Three Months Ended March 31,
	2009	2008
Beginning number of locations (excluding locations discontinued and held for sale)	350	410
Closed locations	(5)	(4)
Locations held for sale (1)	—	(81)
Ending continuing locations	345	325
(1)	31 of the stores listed as locations held for sale were later reclassified back into continuing operations

	For the Three Months Ended March 31,
	2009	2008
Gross retail micro-loans fees (from continuing operations)	$18,495	$19,574
Total gross revenues	$18,495	$19,574
(Loss) income from continuing operations before income taxes	$(927)	$4,432
Loss from discontinued operations before income taxes	$—	$(4,185)
Period end loans and fees receivable, gross	$32,870	$33,472

The above-disclosed losses from discontinued operations reflect losses incurred within the storefronts that we were holding for sale at December 31, 2007 and that we sold or closed during second and third quarters of 2008, including $1.1 million of impairment to goodwill associated with the decision to sell our Texas storefronts in the first quarter of 2008.

Net losses for our locations in the U.K., including the costs to exit these locations, totaled $2.0 million for the three months ended March 31, 2009. Excluding U.K. storefront costs from our segment performance data for both the three months ended March 31, 2009 and 2008 would have resulted in $1.1 million and $4.9 million of segment income, respectively.

In response to an increasingly negative regulatory environment within Arkansas, we recently have decided (subsequent to the close of our first quarter of 2009) to exit and close our 27 Arkansas locations over the next few months. We currently are assessing the impact this decision will have on our second quarter financial position and results of operations (including, for example, the fair value of our recorded goodwill).

Auto Finance Segment

Our Auto Finance segment includes a variety of auto sales and lending activities.

Our original platform, CAR Financial Services (“CAR”), acquired in April 2005, consists of a nationwide network of pre-qualified auto dealers in the buy-here, pay-here used car business, from which our Auto Finance segment purchases auto loans at a discount or for which we service auto loans for a fee.

We also have a 90% ownership interest in JRAS, a buy-here, pay-here dealer. As of December 31, 2008, JRAS had twelve retail locations in four states. In the first quarter of 2009, we undertook steps to close four locations in two states. The capital requirements to bring JRAS’s sales for its twelve locations to a level necessary to completely cover fixed overhead costs and consistently generate profits were more than we are willing to undertake given the current liquidity environment. Until credit markets improve, we do not intend to expand JRAS’s operations.

Lastly, our San Diego, California-based ACC platform consists of a $189.0 million auto loan portfolio and a platform to purchase retail installment contracts from franchised car dealers. From a credit quality perspective, the ACC borrower base is slightly above the niche historically served by our Auto Finance segment.

Collectively, we serve 906 dealers through our Auto Finance segment in forty-one states and the District of Columbia.  Selected financial, operating and statistical data (in thousands except for percentages) for our Auto Finance segment are provided in the following two tables; where terms used within these tables are identical to the terms used within our Credit Cards segment discussion above (albeit with appropriate substitution of Auto Finance receivables and activities for the Credit Card receivables and activities described within those definitions).

Analysis of statistical data

Financial, operating and statistical metrics for our Auto Finance segment are detailed (dollars and numbers of accounts in thousands; percentages of total) in the following tables.

	At or For the Three Months Ended
	2009	2008
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 30
Period-end managed receivables	$327,038	$349,212	$372,313	$382,168	$367,228
Period-end managed accounts	43	45	47	49	48
Receivables delinquent as % of period-end loans:
30 to 59 days past due	10.1%	11.0%	10.6%	9.0%	8.1%
60 to 89 days past due	3.4%	5.0%	4.5%	4.3%	3.1%
90 or more days past due	4.6%	5.4%	4.4%	3.7%	3.5%
Total 30 or more days past due	18.1%	21.4%	19.5%	17.0%	14.7%
Total 60 or more days past due	8.0%	10.4%	8.9%	8.0%	6.6%

Average managed receivables	$338,340	$361,696	$378,178	$376,767	$358,823
Gross yield ratio	23.7%	24.8%	25.2%	25.7%	25.0%
Combined gross charge-off ratio	14.8%	15.1%	13.3%	12.1%	13.9%
Net charge-off ratio	13.4%	13.4%	11.7%	10.5%	12.3%
Adjusted charge-off ratio	12.0%	11.7%	9.5%	7.8%	8.7%
Recoveries as % of average managed receivables	1.5%	1.6%	1.3%	1.4%	1.2%
Net interest margin	16.9%	17.5%	19.3%	20.3%	18.9%
Other income ratio	9.7%	6.8%	7.5%	9.2%	10.0%
Operating ratio	18.5%	21.4%	50.2%	20.4%	20.6%

	Retail Sales Data At or For the Three Months Ended
	2009	2008
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 30
Retail sales	$18,299	$15,505	$15,930	$19,333	$19,577
Gross profit	$8,471	$7,027	$7,355	$8,909	$9,098
Retail units sold	1,601	1,312	1,383	1,908	1,844
Average stores in operation	10	12	12	12	12
Period-end stores in operation	8	12	12	12	12

Managed receivables. Period end managed receivables increased during the first half of 2008 as we continued to originate and purchase new loans, primarily within ACC and JRAS.  Beginning in the second quarter of 2008, however, we slowed the purchase growth at ACC and CAR in order to preserve capital. As of March 31, 2009, only CAR and JRAS continue to originate loans—albeit at significantly reduced levels than those experienced in prior periods.

Delinquencies. Delinquency rates at March 31, 2009 are above those experienced during the same period of the prior year and reflect generally worsening economic conditions. However, given the segment’s improved underwriting, better use of technology and improved collections, management believes that this relatively modest degradation in delinquencies is also meaningful when contrasted with a substantially weaker economy and significant industry-wide delinquency increases.

Gross yield ratio, net interest margin and other income ratio. Variations in our gross yield ratio and net interest margins reflect the effects of the timing and magnitude of our various Auto Finance segment acquisitions and subsequent growth patterns for our acquired operations. The Patelco portfolio acquisition, for example, has caused the gross yield ratio and net interest margins to fall since our acquisition of ACC because the gross yields on its existing loans are not as high as those of our two buy-here, pay-here-oriented operations within CAR and JRAS. This decline has been offset somewhat (although not completely) by increased margins realized in our CAR operations as newly acquired and originated loans are being underwritten with higher interest rates and fees. The effects of higher delinquencies and charge offs have served to depress our net interest margins in recent quarters and are expected to continue to depress our net interest margins throughout 2009.

The principal component of our other income ratio is the gross income that our JRAS buy-here, pay-here operations have generated from their auto sales. The general trend-line of improvements (excluding the fourth quarter of 2008) in our other income ratio generally corresponds with growth in the number of autos sold as set forth in the above table. We note, however, that we experienced a modest reduction in gross profit on auto sales between the second and third quarters of 2008 as (1) seasonal demand for autos on JRAS’s lots is typically the highest when its consumers receive their tax refunds during the first quarter and (2) we temporarily reduced inventory purchases within JRAS for a few weeks late in the second quarter in connection with our evaluation of its liquidity position and borrowing base under its lending facilities, leaving JRAS with a mix of autos available for sale on its lots at that time that attracted lower gross margins. The reduction in our other income ratio in the fourth quarter of 2008 is largely driven by a decline in consumer auto purchases on JRAS’s lots and by severe reductions in inventory purchases as we sought to conserve capital. Future growth in our Auto Finance segment’s other income ratio will depend upon relative growth rates for JRAS versus CAR and ACC, as well as demand for autos within JRAS which weakened in the first quarter of 2009. As previously mentioned, we currently anticipate contractions in ACC’s and JRAS’ operations until such time that additional liquidity is available to us at rates that would allow for acceptable returns.

Net charge-off ratio, adjusted charge-off ratio and recoveries. We generally charge off auto receivables when they are between 120 and 180 days past due, unless the collateral is repossessed and sold before that point, in which case we will record a charge off when the proceeds are received. The adjusted charge-off ratio in the first quarter of 2009 was 12.0% compared to 11.7% in the fourth quarter of 2008 and 8.7% in the first quarter of 2008. The adjusted charge-off ratio reflects our net charge offs, less credit quality discount accretion with respect to our acquired portfolios. Therefore, its trend line should follow that of our net charge-off ratio, adjusted for the diminishing impact of past portfolio acquisitions and for the additional impact of new portfolio acquisitions. We acquired the Patelco portfolio at a significant purchase price discount to the face amount of the acquired receivables and a significant portion of this purchase price discount (which related entirely to credit quality) was absorbed in 2007 as accounts that were severely delinquent at acquisition date charged off immediately after our purchase. With each passing quarter, the percentage of our portfolio (and hence charge offs within the portfolio) that is comprised of new loans that we fund dollar for dollar increases relative to the size of our total auto finance receivables portfolio and the percentage of our charge offs that are comprised of accounts purchased at a discount in the Patelco acquisition decreases. We expect the gap between the net charge-off ratio and the adjusted charge-off ratio to continue to decline absent the purchase of another portfolio at a discount to the face amount of its receivables. Evident within our net charge-off ratio statistics are the adverse macro-economic effects being seen throughout the auto finance industry. We believe we are fortunate, however, as our underwriting and pricing efforts have kept our increases in our charge offs lower than throughout the industry generally.

Operating ratio. The large increase in the third quarter 2008 operating ratio resulted from the CAR and ACC goodwill impairment charges during that quarter. Excluding goodwill impairment charges, the operating ratio in the third quarter of 2008 would have been 19.4% compared to 20.4% in the second quarter of 2008.  Removing the additional $1.7 million of JRAS goodwill impairment charges during the fourth quarter would result in an operating ratio of 19.5%, consistent with the adjusted rate for the third quarter. The operating ratio in the Auto Finance segment continued to improve from the first and second quarters of 2008 primarily due to higher average receivables supporting a fixed cost base and continued cost-cutting initiatives to better reflect existing portfolio balances primarily within our CAR operations. The decline in our operating ratio reflects continued cost-cutting efforts as we continue to adjust our variable costs to reflect the decline in our total managed receivables balances. We expect this trend to continue until such time our receivables levels drop at faster rates than the rates at which we can reduce our costs (particular when considering our fixed infrastructure costs at the various divisions within this segment). Based on current attrition rates we expect for our operating ratio to continue to fall for the remainder of 2009 after which time fixed costs will likely cause the ratio to stagnate.

Future Expectations

Given our expectation of modest contractions in our auto finance receivables over the coming quarters, we should see overall reductions in our allowance for uncollectible loans and fees receivable under GAAP, offset somewhat by increases in reserve rates reflecting generally worsening economic conditions. We also expect to experience higher costs of funds under our renegotiated auto finance facilities which will put pressure on our Auto Finance segment’s GAAP profitability. Moreover, despite the improved pricing power that we now possess as a result of the reduction in lending by our auto finance competitors, which allows us to price all new acquisitions and originations for higher risks of defaults, we could experience further erosion in our delinquencies and higher charge offs against earnings. Additionally, given our decision to close four of JRAS locations during the first quarter of 2009, we expect unit sales (and gross profit levels) to fall below levels seen in similar periods for the prior year.  Considering all of these factors, we expect our Auto Finance segment to perform at approximately break-even GAAP earnings levels for 2009.

Other Segment

Our Other segment recently has encompassed various operations that were start-up in nature and did not individually meet separate reportable operating segment disclosure criteria. The operations of MEM, our U.K.-based, Internet, micro-loans provider, represent the only significant continuing operations within the Other segment, and its operations are not yet material to our consolidated results of operations. For the three months ended March 31, 2009, we experienced positive impacts from our MEM operations, and we expect to continue to grow this business at a modest pace in future quarters. As of March 31, 2009, we had $15.0 million in net receivables associated with our MEM operations. Similar to our auto finance operations, we provide an allowance for uncollectible loans and fees receivable under GAAP on all new extensions of credit. However, notwithstanding anticipated growing allowances for uncollectible loans and fees receivable, our U.K.-based on-line micro-loan originations should be profitable enough to overshadow the effects of allowance growth, thereby allowing our MEM operations to achieve growing GAAP profits for the next several quarters.

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

Although we are hopeful that the liquidity markets ultimately will return to more traditional levels, we are not able to predict when that will occur, and we are managing our business with the assumption that the liquidity markets will not return to more traditional levels in the near term. Specifically, we have curtailed or limited growth in many parts of our business and are managing our receivables portfolios with a goal of generating positive cash flows over the coming quarters for us to use in de-leveraging our business—which we believe to be prudent in this environment. Our efforts are necessary to protect us from the potential that our lenders may be willing to renew or replace existing financing and securitization facilities only at reduced advance rates, if at all. We saw this in the third quarter of 2008 as we were able to renew our Auto Finance segment financing facilities only at reduced advance rates, reduced lending capacity, and higher pricing. We also experienced a decline in advance rates for one of the securitization facilities within our lower-tier credit card portfolio master trust in connection with our third quarter of 2008 extension of that facility (albeit at increased pricing and lower capacity) through October 2010. Fortunately, our cost control efforts and other self-imposed constraints on growth and investment have helped us thus far to cope with these reductions in our debt financing and securitization advance rates. However, we have material Auto Finance segment facilities that come up for renewal or replacement in September 2009, and we cannot be sure that these facilities will be renewed under favorable terms and pricing, or at all.

Our current emphasis on de-leveraging our business in the current environment will result in short and long-term growth and profitability trade-offs. For example, as noted throughout this report, we have substantially reduced credit card receivables marketing, and we have reduced credit lines and closed accounts. Consequently, each of our managed credit card receivables portfolios is expected to show net liquidations in balances for the foreseeable future. Similarly, the reduction in debt facility advance rates within our Auto Finance segment has caused us to limit capital deployment to this business, which will cause contraction in its receivables and revenues over the coming months. Furthermore, in our MEM, U.K.-based, Internet, micro-loan operations, where we currently are continuing to selectively deploy capital specifically aimed at growing the business, the levels of capital that we plan to deploy are expected to allow for only modest growth. More aggressive growth would, over time, require additional liquidity beyond what is available under our current facilities. Once enhanced liquidity is again available to us on attractive terms, we expect to increase our marketing efforts across our businesses and thereby our growth and profitability.

At March 31, 2009, we had $78.1 million in unrestricted cash. Because the characteristics of our assets and liabilities change, liquidity management is a dynamic process affected by the pricing and maturity of our assets and liabilities. We finance our business through cash flows from operations, asset-backed securitizations and the issuance of debt and equity. Details concerning our cash flows follow:

•
During the three months ended March 31, 2009, we generated $49.6 million in cash flows from operations, compared to $198.3 million of cash flows from operations generated during the three months ended March 31, 2008. The decrease principally reflects:  (1) lower collections of credit card finance charge receivables in 2009 relative to the same period in 2008 given the diminished originations and the effects on our margins of changes we have made in response to ongoing discussions with regulators; (2) generally lower payment rates, and consequently lower collections of credit card finance charge receivables, across our credit card portfolios throughout the latter half of 2008 and into 2009, which reflect the economic stress we believe many of our customers are experiencing; and (3) the receipt of $87.4 million in tax refunds during the first quarter of 2008 as contrasted with no receipt of tax refunds during the first quarter of 2009. These impacts were offset somewhat by:  (1) declines in deposits required to be maintained with our third-party issuing bank partners and retail electronic payment network providers associated with declining receivables balances in our portfolio of credit card receivables in the U.K.; (2) growth in 2008 in inventory balances associated with our JRAS subsidiary which have now leveled off; and (3) lower marketing expenses in 2009 than in 2008.

•
During the three months ended March 31, 2009, we used $28.0 million of cash in investing activities, compared to using $135.3 million of cash in investing activities in 2008. This decrease in cash used in investing activities reflects the fact that we had lower net investments in our securitized and non-securitized earning assets in 2009 relative to 2008, which is consistent with liquidations of our purchased portfolios, credit line reduction and account closure account actions taken by us to preserve capital and the fact that we have experienced no meaningful originations in 2009 for which we had to fund new purchases. We expect further declines in net cash used in investing activities as we currently do not anticipate meaningful originations of new credit card accounts or substantial growth in our other business lines or significant purchases of new equipment, thus reducing the amount of cash used to fund such investments.

•
During the three months ended March 31, 2009, our financing activities used $19.5 million of cash, compared to providing $11.5 million of cash in 2008. The decrease primarily reflects decreased draws and net paydowns on outstanding debt facilities associated with our CAR and ACC divisions as we continue to experience net declines in receivables for these portfolios.  We expect this trend to continue for the remainder of the year as net collections are expected to exceed new originations.

After giving effect to the advance rate reductions discussed above and the implications of those reductions to our cash position, we had approximately $115 million in aggregate unrestricted cash and available liquidity under our debt and securitization facilities as of the end of the first quarter 2009. Our available liquidity under our debt and securitization facilities is represented by draw potential against our collateral base both within our securitization trusts and supporting our structured financing facilities. We continue to aggressively pursue a number of new financing facilities and liquidity sources that, if ultimately available to us at attractive pricing and terms, will support investment opportunities that could include repurchases of our convertible senior securities and stock, portfolio acquisitions, and marketing and originations within our various businesses. However, the liquidity environment worsened significantly in 2008 and continues to be particularly challenging in general and more specifically for sub-prime asset classes such as ours. Moreover, the $115 million in aggregate unrestricted cash and available liquidity mentioned herein is represented by summing up all unrestricted cash and availably liquidity from among and within all of our business segments, and the liquidity available to any one of our business segments is appreciably below the $115 million in available liquidity balance.

    While we extended our principal lower-tier credit card securitization facility in the third quarter of 2008 out to October 2010—albeit at a reduced advance rate with increased pricing—we are concerned that the traditional securitization markets for our broad product offerings may not return to any degree of efficient and effective functionality for us for the foreseeable future. As a result, we are closely monitoring and managing our liquidity position by marketing only at test levels in very discrete areas and taking a variety of account management actions (including credit line reductions and account closures) and other actions (including reducing our overhead infrastructure, which was built to accommodate higher account originations and managed receivables levels) in an effort to preserve cash. Some of these actions, while prudent to preserve liquidity, have the effect of reducing our profitability.

The current global financial crisis differs in key respects from our experiences during other down economic and financing cycles. First, while we had difficulty obtaining asset-backed securitization financing for our originated portfolio activities at attractive advance rates in the last down cycle, the credit spreads (above base pricing indices like LIBOR) at that time were not as wide (expensive) as they now are. Additionally, while we were quite successful during that down cycle in obtaining asset-backed securitization financing for portfolio acquisitions at attractive advance rates, pricing and other terms, that financing is currently not available from traditional market participants. Last and most significant is the adverse impact that the current global liquidity crises is having on the U.S. and worldwide economies (including real estate and other asset values and the labor markets). Unemployment is significantly higher than during 2001 through 2003 and is forecasted by many economists to further increase. Lower assets values and higher rates of job loss and levels of unemployment have translated into reduced payment rates within the credit card industry generally and for us specifically.

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

Beyond our immediate financing efforts discussed throughout this Report, shareholders should expect us to evaluate debt and equity issuances as a means to fund our investment opportunities. We expect to take advantage of any opportunities to raise additional capital if terms and pricing are attractive to us. We also may use cash flows generated from the net liquidations in our credit card portfolios and other cost control measures to fund both (1) further repurchases of our convertible senior securities and stock, which at current prices we believe provide returns that on a risk-adjusted basis are far superior to our potential returns from organic growth in the current environment, and (2) potential portfolio acquisitions, which may represent attractive opportunities for us in the current liquidity environment. As of March 31, 2009, we are authorized to repurchase 10,000,000 common shares under our share repurchase program that our board of directors authorized in May 2008, and this authorization extends through June 30, 2010.

Securitization Facilities

Our most significant source of liquidity is the securitization of our credit card receivables. At March 31, 2009, we had committed total securitization facilities of $2.0 billion, of which we had drawn $1.7 billion. The weighted-average borrowing rate on our securitization facilities was 2.7% at March 31, 2009, and the maturity terms of our securitizations vary.

In the table below, we have noted the securitization facilities (in millions) with respect to which substantially all of our managed credit card receivables serve as collateral as of March 31, 2009. Following the table are further details concerning each of the facilities.

Maturity date	Facility Limit(1)
October 2009(2)	$299.5
December 2009(3)	100.0
January 2010(4)	750.0
October 2010(2)	299.5
October 2010(5)	214.2
January 2014(6)	69.5
September 2014(7)	14.1
April 2014(8)	285.7
Total	$2,032.5

(1)
Excludes securitization facilities related to receivables managed by our equity-method investees because such receivables and their related securitization facilities are appropriately excluded from direct presentation in our consolidated statements of operations or consolidated balance sheet items included herein.

(2)
In October 2004, we completed two term securitization facilities that we issued out of our upper-tier originated portfolio master trust, a 5-year facility represented by $299.5 million aggregate principal notes and a 6-year facility also represented by $299.5 million aggregate principal notes. To date, we have elected to sell only $287.0 million of the principal notes underlying the 5-year facility and $264.0 million of the principal notes underlying the 6-year facility. We currently are accumulating the principal necessary to repay the 5-year facility and expect to begin accumulating the principal necessary to repay the 6-year facility within twelve months of its expected principal repayment date.

(3)
Represents the anticipated final scheduled monthly payment date for a $300.0 million facility issued out of our lower-tier originated portfolio master trust; through March 31, 2009, amortization payments aggregating $200 million had been made against the outstanding balance of this facility.

(4)
This two-year variable funding note facility issued out of our upper-tier originated portfolio master trust provides for continued funding of all cardholder purchases on all accounts in existence upon expiration of the facility with any remaining cash flows after funding all such purchases, servicing costs and debt service costs to be applied toward repayment of the investor.

(5)
Represents the end of the revolving period for a conduit facility issued out of our lower-tier originated portfolio master trust. The committed amount of this facility is $400.0 million.  Currently, however, we do not anticipate any further draws on this facility.

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

Structured Financings

Beyond the securitization facilities discussed above, we have two structured financing facilities within our Auto Finance segment with an aggregate March 31, 2009 outstanding balance of $97.5 million that mature in September 2009.  These facilities are non-recourse, and a substantial majority of our Auto Finance segment receivables disclosed in this report provides the exclusive means of repayment for the notes. When these structured financings mature, there can be no assurance that lenders will renew the debt facilities under attractive terms and conditions or at all. Should we not be able to renew these facilities or find replacement facilities upon their maturity, they will become due and payable at that time with no provision for amortizing pay-down. We face an aggregate $80.5 million exposure to equity loss if we are unable to repay the facilities and the lender takes the underlying receivables in satisfaction of the facilities.

Covenants under our securitization and financing facilities vary, but generally include asset performance covenants (such as maximum permitted delinquency and charge-off rates, minimum excess spread levels, etc.) and in some cases include corporate-level covenants (including minimum equity levels, minimum tangible equity levels, maximum permitted quarterly reductions in equity levels, and minimum  liquidity levels) and cross-default covenants, the violation of which at varying levels could result in (1) curtailed future draws on the facilities, (2) “cash trapping” (e.g., the accumulation of cash within the facility to fund a reserve) within the structures or (3) early amortization of the facilities within the structures. We closely monitor the covenants and we exercise the discretion that is afforded to us under the facilities with a view toward ensuring that these events are not triggered. Nevertheless, if we experience a prolonged period of substantially reduced consumer payment rates, we may trigger one of these events with respect to one or more of our outstanding facilities.

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

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Condensed Consolidated Financial Statement Components,” to our condensed consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

    We have prepared our financial statements in accordance with GAAP. These principles are numerous and complex. We have summarized our significant accounting policies in the notes to our condensed consolidated financial statements. In many instances, the application of GAAP requires management to make estimates or to apply subjective principles to particular facts and circumstances. A variance in the estimates used or a variance in the application or interpretation of GAAP could yield a materially different accounting result. It is impracticable for us to summarize every accounting principle that requires us to use judgment or estimates in our application. Nevertheless, in our Annual Report on Form 10-K for the year ended December 31, 2008, we discuss the five areas (valuation of retained interests, investments in previously charged-off receivables, non-consolidation of qualifying special purpose entities, allowance for uncollectible loans and fees, and goodwill and identifiable intangible assets and impairment analyses) for which we believe that the estimations, judgments or interpretations that we have made, if different, would have yielded the most significant differences in our consolidated financial statements. We urge readers to review that discussion, along with Note 7, “Securitizations and Structured Financings,” to the condensed consolidated financial statements included in this report for an update to a portion of the sensitivity analysis with respect to retained interests valuations.

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

In June 2007, a partnership formed by Richard W. Gilbert (our Chief Operating Officer and Vice Chairman of our Board of Directors), Richard R. House, Jr. (our President and a member of our Board of Directors), J. Paul Whitehead III (our Chief Financial Officer), Krishnakumar Srinivasan (President of our Credit Cards segment), and other individual investors (including an unrelated third-party individual investor), acquired £4.7 million ($9.2 million) of class “B” notes originally issued to another investor out of our U.K. Portfolio securitization trust. This acquisition price of the notes was the same price at which the original investor had sold $60 million of notes to another unrelated third party. As of March 31, 2009, the outstanding balance of the notes held by the partnership was £1.0 million ($1.6 million). The notes held by the partnership comprise 0.5% of the $285.7 million in total notes within the trust on that date and are subordinate to the senior tranches within the trust. The “B” tranche bears interest at U.K. LIBOR plus 9%.

In December 2006, we established a contractual relationship with Urban Trust Bank, a federally chartered savings bank (“Urban Trust”), pursuant to which we purchase credit card receivables underlying specified Urban Trust credit card accounts. Under this arrangement, in general Urban Trust is entitled to receive 5% of all payments received from cardholders and is obligated to pay 5% of all net costs incurred by us in connection with managing the program, including the costs of purchasing, marketing, servicing and collecting the receivables. Because the parties agreed in 2008 to waive Urban Trust’s requirements to pay 5% of all net costs incurred by us, Urban Trust’s interest in future net payments received from cardholders is only 2.7% as of March 31, 2009; its interests are netted against securitized earnings assets on our condensed consolidated balance sheets as noted in Note 7, “Securitizations and Structured Financings.” Frank J. Hanna, Jr., owns a substantial noncontrolling interest in Urban Trust and serves on its Board of Directors. In December 2006, Urban Trust deposited $0.7 million with us to cover its share of future expenses of the program. Also in December 2006, we deposited $0.3 million with Urban Trust to cover purchases by Urban Trust cardholders. Through March 31, 2009, Urban Trust used all of the $0.7 million deposit to fund its share of the net costs of the program and made certain net additional contributions to cover further growth. As of March 31, 2009, our deposit with Urban Trust decreased to $51,000, corresponding to account closures and reduced credit lines impacting Urban Trust cardholders.  In April 2009, we amended our contractual relationship with Urban Trust such that, in exchange for a payment by us of $300,000, Urban Trust would sell back its ownership interest in the economics underlying cards issued through Urban Trust Bank. The purchase of this interest resulted in a net gain of $1.1 million that we will record in our second quarter 2009 results of operations.

Forward-Looking Information

We make forward-looking statements throughout this report including statements with respect to our expected revenue, income, receivables, income ratios, net interest margins, marketing-based volatility and peak charge-off vintages, acquisitions and other growth opportunities, location openings and closings, loss exposure and loss provisions, delinquency and charge off rates, changes in collection programs and practices, securitizations and gains from securitizations, changes in the credit quality of our on-balance sheet loans and fees receivable, account growth, the performance of investments that we have made, operating expenses, marketing plans and expenses, the profitability of and expansion and growth within our Auto Finance segment, the growth and performance of receivables originated over the Internet, our plans in the U.K., the impact of the acquisition of our U.K. Portfolio of credit card receivables on our financial performance, performance of the U.K. portfolio, sufficiency of available liquidity, the prospect for improvements in the liquidity markets, future interest costs, sources of funding operations and acquisitions, our ability to raise funds and renew or replace securitization and financing facilities, our losses and income in equity-method investees, the levels of our ancillary and interchange revenues, our servicing income levels, gains and losses from investments in securities (including asset-backed securities) and other statements of our plans, beliefs or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

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

At March 31, 2009, a substantial majority of our managed credit card receivables, including those related to our equity-method investees, and other interest-earning assets had variable rate pricing, with substantially all U.S. credit card receivables carrying annual percentage rates at a spread over the prime rate, subject to interest rate floors. At March 31, 2009, $935.4 million of our total managed credit card receivables were priced at their floor rate, of which, $562.6 million of these receivables were closed and therefore ineligible to be repriced and the remaining $372.8 million were open and eligible to be repriced. Although not keenly relevant to the current accommodative interest rate environment, if we experience a long-term increase in LIBOR, our earnings and cash flows will be adversely affected until the variable rate pricing on the $562.6 million in closed receivables (as hypothetically determined under the assumption that there was no floor rate) rises to the level of their floor rate. To the extent we choose to reprice any of the $372.8 million of receivables underlying the open accounts for which variable rate pricing (assuming that there was no floor rate) is below their floor rate, we can mitigate against any possible adverse effects of these open accounts on our earnings and cash flows.

Auto Finance Segment. At March 31, 2009, all of our Auto Finance segment’s loans receivable were fixed rate amortizing loans and typically are not eligible to be repriced. As such, we incur interest rate risks within our Auto Finance segment because funding under our structured financing facilities is priced at a spread over floating commercial paper rates; whereas, our Auto Finance receivables are fixed-rate amortizing loans. In a rising rate environment, our net interest margin between a floating cost of funds and a fixed rate interest income stream may become compressed. Our various debt facilities in the Auto Finance segment contain requirements to fix our floating rate exposure should floating rate indexes reach certain prescribed levels (generally 6.25%). Given the current accommodative rate environment, we may choose to effectively fix our floating rate exposure at current lower levels. This may be accomplished via derivative instruments such as interest swaps or interest rate caps, and we may elect to enter into these arrangements even if, by their nature or structure, they are not perfect hedges from an accounting perspective.

Foreign Currency Risk

Our Sterling-denominated investments in the United Kingdom (£65.1 million as of March 31, 2009) have created balance sheet exposure to currency exchange rates. Specifically, the translation of the balance sheets of our U.K. operations from their local currencies into U.S. dollars is sensitive to changes in U.S. dollar/ U.K. sterling currency exchange rates. These translation gains and losses are recorded as foreign currency translation adjustments on our consolidated statements of comprehensive (loss) income and as a component of accumulated other comprehensive loss within shareholders’ equity on our consolidated balance sheets. We also will have transactional gains and losses that are caused by changes in foreign currency exchange rates. These transactional gains and losses flow through our consolidated statements of operations. We have not hedged our foreign currency risk; however, with the recent rise in the U.S. dollar against the U.K. sterling, we currently are weighing the benefits versus costs of hedging this risk.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

  ITEM 1.                      LEGAL PROCEEDINGS

We are involved in various legal proceedings that are incidental to the conduct of our business. The most significant of these are described below.

CompuCredit Corporation and five of our subsidiaries are defendants in a purported class action lawsuit entitled Knox, et al., vs. First Southern Cash Advance, et al., No. 5 CV 0445, filed in the Superior Court of New Hanover County, North Carolina, on February 8, 2005. The plaintiffs allege that in conducting a so-called “payday lending” business, certain of our Retail Micro-Loans segment subsidiaries violated various laws governing consumer finance, lending, check cashing, trade practices and loan brokering. The plaintiffs further allege that CompuCredit is the alter ego of our subsidiaries and is liable for their actions. The plaintiffs are seeking damages of up to $75,000 per class member. We are vigorously defending this lawsuit. These claims are similar to those that have been asserted against several other market participants in transactions involving small balance, short-term loans made to consumers in North Carolina.

    On May 23, 2008, CompuCredit and one of our subsidiaries filed a complaint against Columbus Bank and Trust Company and Synovus Financial Corporation (collectively, “CB&T”) in the Georgia State Court, Fulton County, (subsequently transferred to the Georgia Superior Court, Fulton County) in an action entitled CompuCredit Corporation et al. vs. CB&T et al., Civil Action No. 08-EV-004730-F. Among other things, the complaint as now amended alleges that CB&T, in violation of its contractual obligations, failed to provide CompuCredit rebates, marketing fees, revenues or other fees or discounts that were paid or granted by Visa®, MasterCard®, or other card associations with respect to or apportionable to accounts covered by CB&T’s agreements with us and other consideration due to us. The complaint also alleges that CB&T refused to approve changes requested by us to the terms of the credit card accounts and refused to transfer credit card accounts to our third-party designees, all in violation of the agreements among the parties. Also in this litigation, CB&T has asserted claims against us for alleged failure to follow certain account management guidelines and for reimbursement of certain legal fees that it has incurred associated with our contractual relationship with them.

    On July 14, 2008, CompuCredit and four of our officers, David G. Hanna, Richard R. House, Jr., Richard W. Gilbert and J. Paul Whitehead III, were named as defendants in a purported class action securities case filed in the United States District Court for the Northern District of Georgia entitled Waterford Township General Employees Retirement System vs. CompuCredit Corporation, et al., Civil Action No. 08-CV-2270. On August 22, 2008, a virtually identical case was filed entitled Steinke vs. CompuCredit Corporation et al., Civil Action No. 08-CV-2687.  In general, the complaints alleged that we made false and misleading statements (or concealed information) regarding the nature of our assets, accounting for loan losses, marketing and collection practices, exposure to sub-prime losses, ability to lend funds, and expected future performance. The complaints recently were consolidated, and a consolidated complaint has been filed. We are vigorously contesting this complaint, and the defendants have filed a motion to dismiss.

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

    Our debt collections subsidiary, Jefferson Capital, is a party to a series of agreements with Encore. In general, Encore is obligated to purchase from Jefferson Capital certain defaulted credit card receivables. The agreements also require Encore to sell certain charged off receivables to Jefferson Capital under its balance transfer program and Chapter 13 bankruptcy agreements. On July 10, 2008, Encore did not purchase certain accounts as contemplated by the agreements, alleging breaches by CompuCredit and Jefferson Capital of certain representations and warranties set forth in the agreements, generally as a result of the allegations made by the FTC—allegations that subsequently have been resolved through our December 2008 settlement with the FTC. CompuCredit was dismissed from the proceeding, and we are vigorously contesting this dispute. This dispute has been submitted to the American Arbitration Association for resolution.

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

The timing and volume of originations with respect to our lower-tier credit card offerings causes significant fluctuations in quarterly income. Fluctuations in the timing or the volume of our originations of receivables will cause fluctuations in our quarterly income. Factors that affect the timing or volume include marketing efforts, the general economy and the other factors discussed in this section. For example, given the significant and variable growth rates that we have experienced for our lower-tier credit card offerings and given the appreciably shorter vintage life cycles for these offerings relative to our more traditional credit card offerings, we have experienced, and in the future expect to experience, significant volatility of quarterly earnings from these offerings based on the varying levels of marketing and receivables origination in the quarters preceding peak vintage charge-off periods. Our lower-tier credit card receivables tend to follow similar patterns of delinquency and write off, with the peak period of write offs occurring approximately eight to nine months following account origination. During periods of sustained growth, the negative impact of these peak periods generally is offset by the impact of new receivables. During periods of no or more limited growth, it is not. We substantially reduced our credit card marketing efforts beginning in August 2007 and more recently have almost entirely stopped issuing new cards, thereby reducing our growth. This followed a period of substantial marketing efforts and growth. One impact of this was an increase in write offs during the first, second and third quarters of 2008 that were not offset by growth.  In addition, commencing early in the fourth quarter of 2008, like others in our industry, we reduced credit lines and closed accounts in order to ensure that we had the capacity to fund new purchases on the remaining accounts and to reduce our risk exposure. This will result in an overall decline in the amount of outstanding receivables.

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

We Are Substantially Dependent Upon Securitizations and Other Borrowed Funds to Fund the Receivables That We Originate or Purchase.

All of our securitization and financing facilities are of finite duration (and ultimately will need to be extended or replaced) and contain financial covenants and other conditions that must be fulfilled in order for funding to be available. Assuming that we meet applicable financial covenants and other conditions (which cannot be assured), our principal credit card receivables securitization facilities alleviate, until January 2010 and October 2010, our principal exposure to advance rate fluctuations within our upper-tier originated portfolio master trust and our lower-tier originated portfolio master trust, respectively. However, we have significant Auto Finance segment financing facilities that mature in September 2009 and have not yet identified a means for replacing or repaying these facilities. In the event that future advance rates (i.e., the percentage on a dollar of receivables that lenders will lend us) for securitizations or financing facilities are reduced, investors in securitizations or financing facilities lenders require a greater rate of return, we fail to meet the requirements for continued funding or securitizations, or securitization or financing arrangements otherwise become unavailable to us on acceptable terms, we may not be able to maintain or grow our base of receivables or it may be more expensive for us to do so. In addition, because of advance rate limitations, we retain subordinated “retained interests” in our securitizations that must be funded through profitable operations, equity raised from third parties or funds borrowed elsewhere. The cost and availability of equity and borrowed funds is dependent upon our financial performance, the performance of our industry generally and general economic and market conditions, and at times equity and borrowed funds have been both expensive and difficult to obtain. Most recently, funding for sub-prime lending has been largely unavailable. Some of these concerns are discussed more fully below.

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

We may be unable to obtain capital from third parties needed to fund our existing securitizations and loans and fees receivable, investors and lenders under our securitization and debt facilities may be unable or unwilling to meet their contractual commitments to provide us funding, or we may be forced to rely on more expensive funding sources than those that we have today. We need equity or debt capital to fund our retained interests in our securitizations and the difference between our loans and fees receivable and the amount that lenders will advance or lend to us against those receivables. Investors should be aware of our dependence on third parties for funding and our exposure to increases in costs for that funding. External factors, including the general economy, impact our ability to obtain funds. For instance, in 2001, we needed additional liquidity to fund our operations and the growth in our retained interests, and we had a difficult time obtaining the needed cash. Similarly, beginning in 2007 we have not been able to obtain financing on terms as favorable as those that we previously were able to obtain, and we significantly curtailed our marketing efforts and the issuance of new cards. More recently, we have not been able to raise cash by issuing additional debt or equity or by selling a portion of our retained interests. Moreover, the existing lenders under our securitization facilities increasingly have required modifications to the terms of the facilities that would reduce advance rates and otherwise adversely impact our liquidity.  As a result, like all participants in the sub-prime market place, we continue to operate under significant liquidity constraints, which appear likely to worsen. We have read increasing press accounts of committed investors and lenders who have been unable or unwilling to meet their contractual funding obligations, and should we directly experience such a situation, our liquidity position, financial results and financial position could be jeopardized significantly.  In addition, from time to time we have had disputes with investors in our securitization facilities and lenders under our financing facilities regarding whether, for instance, we have complied fully with our servicing obligations.  We are unaware on any non-compliance on our part, and, generally, it appears that these disputes have coincided with investors’ and lenders’ desires to modify other terms of their arrangements.  A failure by us in performing our servicing obligations at the level required in the applicable documents could, among other things, entitle an investor or a lender to replace us as servicer, which would deprive us of our attendant servicing revenues, or cause an event of default under the applicable facilities.

Increases in expected losses and delinquencies may prevent us from securitizing future receivables on terms similar to those that currently are available or from obtaining favorable financing for non-securitized receivables. Greater than expected delinquencies and losses also impact our ability to complete other securitization or financing transactions on acceptable terms or at all, thereby decreasing our liquidity and forcing us to either decrease or stop our growth or rely on alternative, and potentially more expensive, funding sources if even available. In recent months, payment rates have declined significantly and defaults correspondingly have increased or will increase. It is premature to predict the ultimate impact of these changes on our ability to securitize future receivables, particularly given that there is no active securitization market at the current time, but we do expect it to have an adverse impact.

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

We settled the actions against us in December 2008. See Part I, Item 3, “Legal Proceedings,” contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

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

Increases in required minimum payment levels could impact our business adversely. For some time, regulators of credit card issuers have requested or required that issuers increase their minimum monthly payment requirements to prevent so-called “negative amortization,” in which the monthly minimum payment is not sufficient to reduce the outstanding balance even if new purchases are not made. This can be caused by, among other things, the imposition of over-limit, late and other fees. Prior to recent changes to our minimum payment requirements, we requested a minimum payment from our credit cardholders equal to the greater of 3% or 4% (depending upon the credit card product) of their outstanding balance or an amount that was sufficient to cover over-limit, late and other fees—a minimum payment level that was designed to prevent negative amortization. However, we had historically followed a more consumer-friendly practice of not treating cardholders as delinquent (with commensurate adverse credit agency reporting) provided they made a minimum payment of only 3% or 4% (depending upon the credit card product) of their outstanding balance (i.e., exclusive of the requested over-limit, late and other fees). Because of this practice, 3.8% of our U.S. accounts and 5.9% of our U.S. credit card receivables were experiencing negative amortization at December 31, 2006. However, in response to comments about minimum payments and negative amortization received from the FDIC in the course of its routine examinations of the banks that issue credit cards on our behalf, we began a review of our practices in this area during the second quarter of 2006. As a result of this review and in keeping with our goals of maintaining our consumer-friendly practices in this area, commencing during the third and fourth quarters of 2006, we discontinued billing finance charges and fees on credit card accounts once they become ninety or more days delinquent. We made several additional consumer-friendly changes in 2007 and 2008 that had the effect of reducing negative amortization, including a change in the fourth quarter of 2007 whereby we began to reverse fees and finance charges on the accounts of cardholders who made payments so that those accounts would not be in negative amortization. Moreover, we modified our minimum payment requirements in some cases to require a minimum payment equal to 1% of the outstanding balance plus any finance charges and late fees billed in the current cycle. Based on our various changes to our practices in this area, U.S. accounts representing only 0.03% of our U.S. credit card receivables were experiencing negative amortization at March 31, 2009. The changes that we have made have adversely impacted and are likely in the future to adversely impact amounts collected from cardholders and therefore our reported fee income and delinquency and charge-off statistics. Additionally, based on on-going discussions with our issuing bank partners, evolving minimum payment practices in the credit card industry, and our desire to continue to lead the industry in the application of consumer-friendly credit card practices, we may make further payment and fee-related changes in the next six to twelve months, and while it is possible that some of these changes may even be beneficial to our financial position and future results of operations, we do not yet know how these changes would affect our customers’ payment patterns and therefore us.

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

Our automobile lending business is dependent upon referrals from dealers. Currently we provide automobile loans only to or through new and used car dealers (including JRAS, our own captive buy-here, pay-here dealer acquired in January 2007). Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted and the flexibility of loan terms offered. In order to be successful, we not only will need to be competitive in these areas, but also will need to establish and maintain good relations with dealers and provide them with a level of service greater than what they can obtain from our competitors. This is particularly true with our ACC business, which stopped acquiring loans in November 2006 and began reestablishing its relationships with dealers only following our acquisition of it in February 2007.  More recently, because of market conditions, ACC again has stopped acquiring loans.

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

 Portfolio purchases may cause fluctuations in reported credit card managed receivables data, which may reduce the usefulness of historical credit card managed loan data in evaluating our business. Our reported managed credit card receivables data may fluctuate substantially from quarter to quarter as a result of recent and future credit card portfolio acquisitions. In April 2007, we purchased a portfolio in the U.K. having a face amount of approximately £490 million ($970 million) as of the date of purchase, and as of March 31, 2009, credit card portfolio acquisitions accounted for 28.1% of our total credit card managed receivables portfolio based on our ownership percentages.

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

Historically, a substantial portion of our receivables have been generated through accounts owned by Columbus Bank and Trust, which has not been originating any new accounts on our behalf for over two years and has notified us that it is terminating its relationship with us in 2009. In addition, Columbus Bank and Trust has refused to provide us the portion of the proceeds that it received in connection with the Visa® and MasterCard® initial public offerings that is attributable to the accounts that it originated on our behalf. For a more complete discussion of the litigation pending between Columbus Bank and Trust and us, see Part I, Item 3, “Legal Proceedings” contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

One of our other bank partners recently was subject to actions brought by the FDIC, at least in part as a result of the programs that it operates for our benefit and is not currently issuing cards on our behalf.  For a more complete discussion of these actions, see Part I, Item 3, “Legal Proceedings” contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

We are party to substantial litigation. As more fully discussed above, we are defendants in a significant number of legal proceedings. This includes litigation relating to our relationship with Columbus Bank and Trust, arbitration with Encore, securities class action litigation resulting from the decline in our stock price, litigation relating to our payday lending operations and other litigation customary for a business of our nature. In each case we believe that we have meritorious defenses or that the positions that we are asserting otherwise are correct. However, adverse outcomes are possible in each of these matters, and we could decide to settle one or more of these matters in order to avoid the cost of litigation or to obtain certainty of outcome. Adverse outcomes or settlements of these matters could require us to pay damages, make restitution, change our business practices or take other actions at a level, or in a manner, that would adversely impact our business.

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

Because we outsource account-processing functions that are integral to our business, any disruption or termination of that outsourcing relationship could harm our business. We outsource account and payment processing, and in 2008, we paid Total System Services, Inc. $43.6 million for these services. If these agreements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider, such as First Data Resources, Inc., which currently provides only limited account and payment processing for us. There is a risk that we would not be able to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

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

COMPUCREDIT CORPORATION

May 11, 2009	By	/s/ J.PAUL WHITEHEAD, III
J.Paul Whitehead, III
Chief Financial Officer
(duly authorized officer and principal financial officer)